Form 10-Q
period 1993-11-30
ICF KAISER INTERNATIONAL INC
filed 1994-01-14
CIK 856200

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

================================================================================

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1993     Commission File No. 1-12248



                        ICF KAISER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


         Delaware                                         54-1437073
         --------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


  9300 Lee Highway, Fairfax, Virginia                      22031-1207
  -----------------------------------                      ----------
(Address of principal executive offices)                   (Zip Code)


    Registrant's telephone number including area code  (703) 934-3600


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
   ----------   ----------




     On December 31, 1993, there were 20,890,399 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

================================================================================

                         ICF KAISER INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements:

                 Consolidated Balance Sheets -
                 November 30, 1993 and February 28, 1993.................     3

                 Consolidated Statements of Operations -
                 Nine Months Ended November 30, 1993 and 1992............     4

                 Consolidated Statements of Operations -
                 Three Months Ended November 30, 1993 and 1992...........     5

                 Consolidated Statements of Cash Flows -
                 Nine Months Ended November 30, 1993 and 1992............     6

                 Notes to Consolidated Financial Statements..............   7-8

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........  9-11

PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings.......................................     12

      Item 2.    Changes in Securities...................................     12

      Item 3.    Defaults Upon Senior Securities.........................     12

      Item 4.    Submission of Matters to a Vote of Security Holders.....     12

      Item 5.    Other Information.......................................     12

      Item 6.    Exhibits and Reports on Form 8-K........................  12-13

                          Consolidated Balance Sheets
                ICF Kaiser International, Inc. and Subsidiaries
                            (Dollars in thousands)

                                                                             November 30,             February 28,
                                                                                 1993                    1993
                                                                             (Unaudited)
                                                                             --------------------------------------
       ASSETS
       Current Assets
         Cash and cash equivalents                                           $        22,416      $         8,445
         Contract receivables, net                                                   133,983              160,681
         Prepaid expenses and other current assets                                    19,418               21,503
         Refundable income taxes                                                       1,090                1,294
         Deferred income taxes                                                        12,045               12,553
                                                                             ----------------     ----------------
                 Total Current Assets                                                188,952              204,476
                                                                             ----------------     ----------------

       Fixed Assets
         Furniture, equipment and leasehold improvements                              40,923               40,120
         Less allowances for depreciation and amortization                            24,335               20,440
                                                                             ----------------     ----------------
                                                                                      16,588               19,680
                                                                             ----------------     ----------------
       Other Assets
         Goodwill, net                                                                52,379               53,896
         Investments in and advances to affiliates                                     5,233                2,207
         Due from officers and employees                                               1,301                1,361
         Other                                                                        14,004               13,958
                                                                             ----------------     ----------------
                                                                                      72,917               71,422
                                                                             ----------------     ----------------
                                                                             $       278,457      $       295,578
                                                                             ================     ================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities
         Accounts payable and accrued expenses                               $        47,287      $        60,192
         Accrued salaries and employee benefits                                       23,465               25,804
         Current portion of long-term liabilities                                      2,850                5,276
         Income taxes payable                                                            735                1,448
         Deferred revenue                                                             12,774               13,804
         Other                                                                         9,126               10,107
                                                                             ----------------     ----------------
                 Total Current Liabilities                                            96,237              116,631
                                                                             ----------------     ----------------

       Long-term Liabilities, less current portion
         Long-term debt                                                               46,474               39,115
         Subordinated debt                                                            30,000               30,000
         Other                                                                         3,325                6,487
                                                                             ----------------     ----------------
                                                                                      79,799               75,602
                                                                             ----------------     ----------------
       Commitments and Contingencies

       Redeemable Preferred Stock                                                     44,445               44,824
       Preferred Stock                                                                 6,900                6,900
       Common Stock, par value $.01 per share:
         Authorized--90,000,000 shares
         Issued and outstanding-- 20,891,052 and 21,303,807 shares                       209                  213
       Additional Paid-in Capital                                                     62,351               65,040
       Notes Receivable Related to Common Stock                                       (1,732)              (2,725)
       Retained Earnings (Deficit)                                                    (6,152)              (4,206)
       Cumulative Translation Adjustment                                              (1,933)              (1,701)
       ESOP Guaranteed Bank Loan                                                      (1,667)              (5,000)
                                                                             ----------------     ----------------
                                                                             $       278,457      $       295,578
                                                                             ================     ================

       See notes to consolidated financial statements.

              Consolidated  Statements of Operations (Unaudited)
                ICF Kaiser International, Inc. and Subsidiaries
                     (In thousands, except per share data)

                                                   Nine Months Ended
                                                      November 30,
                                                 1993              1992
                                            --------------------------------

Revenue
 Gross revenue                              $    454,069        $    527,961
 Subcontract and direct material costs          (180,942)           (238,836)
 Equity in income of joint ventures
     and affiliated companies                      3,355               4,447
                                             -----------         -----------
         Service revenue                         276,482             293,572


Operating expenses
 Direct cost of services and overhead            215,187             222,000
 Administrative and general expense               45,223              43,036
 Depreciation and amortization                     7,352               8,294
 Unusual items                                       500               1,400
 Cost (recovery) of restructuring and
     disposal of businesses, net                      --               1,336
                                             -----------         -----------
         Operating income                          8,220              17,506


Other income (expense)
 Interest income                                   1,116               1,322
 Interest expense                                 (5,089)             (6,550)
                                             -----------         -----------
         Income before income taxes                4,247              12,278
 Income tax provision                              2,208               5,157
                                             -----------         -----------
         Net income                                2,039               7,121
 Preferred stock dividends                         3,770               3,770
                                             -----------         -----------
         Net income (loss) available for
             common shareholders            $     (1,731)       $      3,351
                                             ===========         ===========


Net income (loss) per common share
 Primary                                    $      (0.09)       $       0.15
 Fully diluted                              $      (0.09)       $       0.15


Weighted average common and
common equivalent shares outstanding:
 Primary                                          20,881              21,259
 Fully diluted                                    20,881              21,259




See notes to consolidated financial statements.

              Consolidated  Statements of Operations (Unaudited)
                ICF Kaiser International, Inc. and Subsidiaries
                     (In thousands, except per share data)

                                                      Three Months Ended
                                                          November 30,
                                                      1993             1992
                                                  ----------------------------

Revenue
 Gross revenue                                  $    179,227      $    158,086
 Subcontract and direct material costs               (79,787)          (64,835)
 Equity in income of joint ventures
     and affiliated companies                          2,614             1,436
                                                 -----------       -----------
         Service revenue                             102,054            94,687


Operating expenses
 Direct cost of services and overhead                 80,112            71,635
 Administrative and general expense                   15,305            13,600
 Depreciation and amortization                         2,490             2,633
 Unusual items                                            --             1,400
 Costs (recovery) of restructuring and
     disposal of businesses, net                          --              (100)
                                                 -----------       -----------
         Operating income                              4,147             5,519


Other income (expense)
 Interest income                                         411               424
 Interest expense                                     (1,748)           (2,140)
                                                 -----------       -----------
         Income before income taxes                    2,810             3,803
 Income tax provision                                  1,461             1,597
                                                 -----------       -----------
         Net income                                    1,349             2,206
 Preferred stock dividends                             1,257             1,257
                                                 -----------       -----------
         Net income available for
             common shareholders                $         92      $        949
                                                 ===========       ===========


Net income per common share
 Primary                                        $       0.00      $       0.04
 Fully diluted                                  $       0.00      $       0.04


Weighted average common and
common equivalent shares outstanding:
 Primary                                              20,806            21,274
 Fully diluted                                        20,806            21,274




See notes to consolidated financial statements.

               Consolidated Statements of Cash Flows (Unaudited)
                ICF Kaiser International, Inc. and Subsidiaries
                                (In thousands)

                                                                 Nine Months Ended
                                                                    November 30,
                                                                 1993         1992
                                                              ---------------------
Operating Activities
  Net income                                                  $  2,039     $  7,121
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              7,352        8,294
      Provision for losses on accounts receivable                1,677        1,244
      Provision for deferred income taxes                          508        5,157
      Earnings less than (in excess of) cash distributions
        from joint ventures and affiliated companies             1,943       (4,029)
      Decrease in provision for restructuring
        and disposal of businesses, net of cash                     --       (6,551)
        Other operating activities                                  --        1,400
      Changes in operating assets and liabilities related to
        operating activities, net of dispositions:
          Contract receivables                                  25,021       (8,773)
          Prepaid expenses and other current assets              2,432           51
          Other assets                                            (902)          54
          Accounts payable and accrued expenses                (16,501)     (17,858)
          Income taxes payable                                    (290)         271
          Deferred revenue                                      (1,030)       2,339
          Other liabilities                                     (4,042)      (9,024)
                                                              --------     --------
  Net Cash Provided by (Used in) Operating Activities           14,321      (20,304)
                                                              --------     --------
Investing Activities
  Investments in subsidiaries and affiliates, net of cash       (2,381)      (1,146)
  Purchases of fixed assets, net                                  (876)      (3,563)
  Sales of subsidiaries                                             --        5,894
  Other investing activities                                        --          439
                                                              --------     --------
    Net Cash Provided by (Used in) Investing Activities         (3,257)       1,624
                                                              --------     --------
Financing Activities
  Proceeds from borrowings                                      10,000       34,748
  Principal payments                                            (1,734)     (14,590)
  Proceeds from (uses in) common stock transactions             (1,814)         132
  Redemption of redeemable preferred stock                        (800)        (800)
  Preferred stock dividends                                     (2,513)      (2,623)
                                                              --------     --------
    Net Cash Provided by Financing Activities                    3,139       16,867
                                                              --------     --------
Effect of Exchange Rate Changes on Cash                           (232)        (275)
                                                              --------     --------
Increase (Decrease) in Cash and Cash Equivalents                13,971       (2,088)
Cash and Cash Equivalents at Beginning of Period                 8,445        8,516
                                                              --------     --------
Cash and Cash Equivalents at End of Period                    $ 22,416     $  6,428
                                                              ========     ========
Supplemental Information:
Cash payments for interest                                    $  9,242     $  7,456
Cash payments (refunds) for income taxes                            14         (176)
Decrease of ESOP guaranteed bank loan                           (3,333)      (3,333)


See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A-BASIS OF PRESENTATION

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries, formerly known as ICF International, Inc. ("ICF Kaiser" or the "Company"), except for the February 28, 1993 consolidated financial statements, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended February 28, 1993 and the information included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 28, 1993. Certain reclassifications have been made to the November 30, 1992 financial statements to conform to the presentation used in the November 30, 1993 financial statements.


NOTE B-NET INCOME PER COMMON SHARE

Net income per common share is computed using net income (loss) available to common shareholders, as adjusted under the modified treasury stock method, and the weighted average number of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents include stock options and warrants and the potential conversion of convertible preferred stock. The adjustments that would be required by the modified treasury stock method to net income (loss) available for common shareholders and to weighted average number of shares were anti-dilutive and therefore excluded from earnings per share computations for the periods presented. In computing net income per share, net income (loss) available for common shareholders was adjusted for the amortization of discounts on senior preferred stock.


NOTE C-POST-EMPLOYMENT BENEFITS

Effective March 1, 1993, ICF Kaiser adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106"). Prior to the adoption of SFAS No. 106, ICF Kaiser had been recognizing the cost of postretirement benefits when paid. ICF Kaiser provides certain benefits, primarily health insurance, to a limited group of retirees (and their spouses) who joined ICF Kaiser through an acquisition. The cost of the postretirement benefits is funded when paid and limited to a fixed amount per retiree or spouse per month. All service cost related to these benefits has been included in the Company's transition obligation.

The Company has elected the prospective transition method of recognizing these postretirement benefit expenses. Under this method, the Company's $14.2 million accumulated postretirement benefit obligation at March 1, 1993 is being amortized over 14.5 years, the average remaining life expectancy of the retirees and their spouses. A discount rate of 7% was used to determine the accumulated postretirement benefit obligation. The Company's ongoing expense under SFAS No. 106 includes the interest component and the amortization of the transition obligation.


NOTE D-SUBSEQUENT EVENTS

On January 11, 1994, ICF Kaiser issued 125,000 Units, each unit consisting of $1,000 principal amount of the Company's newly issued 12% Senior Subordinated Notes due 2003 ("12% Notes") and 4.8 warrants, each to purchase one share of the Company's Common Stock at $5.00 per share. The warrants expire in December 1998. Of the Units' net issue price of $121,487,500 ($125,000,000 less a
$3,512,500 discount), $900,000
was allocated to the value of the 600,000 warrants and $120,587,500 to the 12% Notes. The net proceeds were used to retire the Company's 13.5% Senior Subordinated Notes ("13.5% Notes") at 114.17% ($34.3 million), to repurchase warrants issued in connection with the 13.5% Notes ($1.6 million), to repurchase its Series 1 Junior Convertible Preferred Stock and pay accrued dividends thereon ($5.1 million), to repurchase its Series 2C Senior Preferred Stock at 106.25% together with the Series 2C Warrants ($26.6 million), to repay the Company's current revolving credit facility ($45.0 million), and to repay, on behalf of the Company's ESOP, the outstanding balance on the ESOP loan ($1.7 million). The balance will be used for general corporate purposes. Since the revolving credit facility and 13.5% Notes were repaid with the proceeds from the Units, they are classified as long-term liabilities as of November 30, 1993 on the accompanying balance sheet.

The early extinguishment of debt will result in an approximately $3.8 million after-tax extraordinary charge in the fourth quarter. Additionally, although not directly reducing net income, the premium related to the Company's exercise of its early repurchase rights on the Series 2C Senior Preferred Stock will reduce net income available for common shareholders by approximately $2.0 million in the fourth quarter.

Upon issuance of the 125,000 Units discussed above, an amended $60 million revolving credit facility became effective (the "New Credit Facility"), amending the Company's previous credit facility, which was due to expire on September 30, 1994. The New Credit Facility is provided by a lead bank and a consortium of other banks with terms and covenants similar to those under the existing credit facility. The New Credit Facility expires on October 31, 1996 and contains Eurodollar and alternate base rate options with margins dependent upon the Company's financial operating results.


NOTE E-CONTINGENCIES

Normally in the Company's business, various claims or charges are asserted against the Company arising from or related to property damage, personal injuries, breaches of contracts, acquisitions, and dispositions. These claims or charges often result in litigation against the Company, and there currently are pending a number of lawsuits relating to such claims and charges. Amounts claimed against the Company whether in litigation or otherwise may not bear any reasonable relationship to the merits of the claim or to a final court judgment. In the opinion of management, adequate reserves have been provided for the effect, net of insurance coverage, of any such claims or final judgments which the Company has chosen to settle or which might be decided or rendered against the Company. Accordingly, the Company believes that the aggregate amount of such claims and final judgments, if any, will not have a material adverse effect on the Company's financial position.

The Company may from time to time be, either individually or in conjunction with other government contractors operating in similar types of businesses, involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. The Company currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges are presently known to have been filed against the Company by these agencies. The Company is unable to predict the outcome of the investigations in which it is currently involved. Management does not believe that there will be any material adverse effect on the Company's financial position as a result of these investigations.

The Company has a substantial number of U.S. government contracts, the costs of which are subject to audit by the U. S. government. In one such audit, the government has asserted that certain costs claimed as reimbursable under government contracts were not allocated in accordance with government cost accounting standards. Management believes that the potential effect of disallowed costs, if any, for the periods currently under audit and for periods not yet audited has been adequately provided for and will not have a material adverse effect on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income

For the quarter ended November 30, 1993, ICF Kaiser's net income was $1,349,000 and net income available for common shareholders was $92,000 or $0.00 per share, compared to net income of $2,206,000 and net income available for common shareholders of $949,000, or $0.04 per share, for the quarter ended November 30, 1992. For the nine months ended November 30, 1993, ICF Kaiser's net income was $2,039,000 and net loss available for common shareholders was $(1,731,000), or $(0.09) per share, compared to net income of $7,121,000 and net income available for common shareholders of $3,351,000, or $0.15 per share, for the nine months ended November 30, 1992. The decrease in net income was caused by a decline in volume due to weakened demand in the Company's markets, the completion of several large industrial projects, the sale of two income-producing businesses (ICF-Lewin, Inc. and an equity interest in Acer Group Limited), a decline in the Company's energy engineering business, and the delayed impact of the Company's cost reduction efforts which began in the fourth quarter of fiscal 1993.

Effective October 1, 1993, the Company entered into a material amendment to its contract to provide architect-engineering and construction management services to the Department of Energy (DOE) at its Hanford site. The Company estimates that it will realize over $800 million in gross revenue under the two and one-half years of the amended contract and that fees under this contract will increase significantly. In addition, the Company will be eligible to earn additional incentive fees related to contractor efficiency and technology transfer. The full operating income impact of this contract amendment was not realized in the third quarter.

However, similar to many companies in its industry, during fiscal 1994 ICF Kaiser continued to experience weak demand and a corresponding reduction in operating income levels generated in its other markets, when compared to fiscal 1993. Federal spending under existing environmental contracts, although increasing throughout the year, was lower than last year. ICF Kaiser's management continues to focus on developing marketing opportunities, improving the efficiency of operations, and areas for additional cost-cutting.

ICF Kaiser increased its contract backlog to $1.8 billion of gross revenue at November 30, 1993, primarily as a result of the amended DOE contract at Hanford.

Gross Revenue

Gross revenue for the nine months ended November 30, 1993, was $454.1 million compared to $528.0 million in the comparable period last year, a $73.9 million or 14.0% decrease. The decrease is attributable to the successful completion of two large industrial projects in fiscal 1993 ($73.4 million); the sale of the Company's Lewin-ICF subsidiary at the end of the third quarter of fiscal 1993 ($14.4 million); a decline in the Company's energy engineering business ($9.5 million); and the general impact of reduced government spending, the completion of other large projects, and sluggish demand. The decline was partially offset by a significant increase in ICF Kaiser's engineer/constructor services to the DOE at the Hanford site ($50.7 million). Gross revenue for the quarter ended November 30, 1993 was $179.2 million, a $21.1 million or 13.4% increase from $158.1 million in the comparable period last year. The increase is primarily attributable to the increase in volume at Hanford ($45.1 million), partially offset by the other factors discussed above.

Service Revenue

Service revenue for the nine months ended November 30, 1993 was $276.5 million, a decrease of $17.1 million or 5.8% from $293.6 million for the comparable period in fiscal 1993. Service revenue for the quarter ended November 30, 1993 was $102.1 million, a $7.4 million or 7.8% increase from $94.7 million in the comparable period last year. Service revenue was primarily impacted by the same factors affecting gross revenue discussed above, as well as by a decline at the Company's Kaiser Engineers Australia Pty. Ltd. ("KEA") subsidiary due to the successful early completion of a natural gas liquefaction project on Australia's northwest shelf ($3.4 million for the nine months ended November 30, 1993).

Service revenue under the DOE contract at Hanford increased $22.3 million for the nine month period ended November 30, 1993, and $18.0 million for the quarter ended November 30, 1993, in comparison to the same periods in the prior year. Operating income on this contract generally fluctuates based on performance and not with the volume of gross or service revenue. Consequently, fluctuations in revenue on this contract can impact the Company's operating margins expressed as a percentage of service revenue.

Equity in income of joint ventures and affiliates decreased $1.1 million for the nine months ended November 30, 1993 over the comparable period last year, primarily as a result of the decrease at KEA and the sale of the Company's interest in Acer Group Limited. The $1.2 million increase in equity in income of joint ventures and affiliates for the comparable third quarters is primarily due to resolution of certain joint venture contingencies at KEA and also the Company's equity investment in a pulverized coal injection facility.

Service revenue as a percentage of gross revenue was 60.9% and 56.9% for the nine months and quarter ended November 30, 1993, respectively, compared to 55.6% and 59.9%, for the nine months and quarter ended November 30, 1992, respectively. The increase in this percentage for the comparable nine month period is a result of the changing nature of ICF Kaiser's contract base. As several large industrial projects were completed, a greater portion of the Company's projects during the current year were performed by ICF Kaiser and its personnel as opposed to subcontractors.

Expenses

Operating expenses and income as a percentage of service revenue for the periods shown were as follows:

================================================================================
                                         Nine months ended     Quarter ended
                                            November 30,        November 30,
- --------------------------------------------------------------------------------
                                           1993      1992      1993      1992
                                         --------  --------  --------  --------

Direct cost of services and overhead        77.8%     75.6%     78.5%     75.7%

Administrative and general                  16.4%     14.7%     15.0%     14.4%

Depreciation and amortization                2.7%      2.8%      2.4%      2.8%

Operating income                             3.0%      6.0%      4.1%      5.8%
==============================================================================

The increase in direct cost of services and overhead as a percentage of service revenue is generally attributable to the changing mix of the Company's contract base. Although the Company has continued its cost-cutting efforts, certain indirect costs, such as a large portion of the Company's rent expense, are relatively more fixed in nature. The increase in administrative and general expenses is primarily the result of the Company's increased marketing efforts and additional absorption of fixed expenses after the completion of ICF Kaiser's restructuring program in fiscal 1993, partially offset by reductions realized by the Company's cost-cutting program.

Depreciation and amortization expense decreased $0.9 million to $7.4 million for the nine months ended November 30, 1993, primarily as the result of the write-off of certain software assets in the third quarter of fiscal 1993 and the sale of ICF Kaiser's interest in Acer Group Limited at the end of fiscal 1993.

ICF Kaiser's interest expense for the nine months and quarter ended November 30, 1993 decreased 22.3% and 18.3%, respectively, from the comparable periods last year. This was primarily because of reduced average long-term debt outstanding and lower interest rates. Interest expense will increase over future periods as a result of the restructuring of the Company's balance sheet, discussed under "Liquidity and Capital Resources". The increase in interest expense will be partially offset by a reduction in preferred dividends.

Impact of New Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits ("SFAS No. 106"), effective March 1, 1993. The Company's postemployment obligation extends to only a limited group of retirees (and their spouses) who joined ICF Kaiser through an acquisition, and their benefits are limited to a fixed amount per employee and spouse. SFAS No. 106 requires that companies accrue postemployment benefits over the period benefits are earned. The Company has elected the prospective transition method and is amortizing its $14.2 million transition obligation over
14.5 years, the average remaining life expectancy of the retirees and their spouses. The Company's ongoing expense under SFAS No. 106 includes the interest component and the amortization of the transition obligation.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended November 30, 1993, ICF Kaiser's cash position increased $14.0 million. Working capital increased slightly since February 28, 1993, $4.9 million or a 5.5% increase, to $92.7 million as of November 30, 1993.
Operations provided $17.3 million of cash, including the collection of contract receivables partially offset by a decrease in outstanding accounts payable.
Cash was also provided from borrowings under the Company's credit facility. ICF Kaiser uses bank financing to supplement its ongoing working capital requirements.

On January 11, 1994, ICF Kaiser issued 125,000 Units, each unit consisting of $1,000 principal amount of the Company's newly issued 12% Senior Subordinated Notes due 2003 ("12% Notes") and 4.8 warrants, each to purchase one share of the Company's Common Stock at $5.00 per share. Of the net issue price of $121,487,500 ($125,000,000 less a $3,512,500 discount), $900,000 was allocated to the value of the 600,000 warrants and $120,587,500 to the 12% Notes. The net proceeds were used to retire the Company's 13.5% Senior Subordinated Notes ("13.5% Notes") at 114.17% ($34.3 million), to repurchase warrants issued in connection with the 13.5% Notes ($1.6 million), to repurchase its Series 1 Junior Convertible Preferred Stock and pay accrued dividends thereon ($5.1 million), to repurchase its Series 2C Senior Preferred Stock at 106.25% together with the Series 2C Warrants ($26.6 million), to repay the Company's current revolving credit facility ($45.0 million), and to repay, on behalf of the Company's ESOP, the outstanding balance on the ESOP loan ($1.7 million). The balance will be used for general corporate purposes.

The early extinguishment of debt will result in an approximately $3.8 million after-tax extraordinary charge in the fourth quarter. Additionally, although not directly reducing net income, the premium related to the Company's exercise of its early repurchase rights on the Series 2C Senior Preferred Stock will reduce net income available for common shareholders by approximately $2.0 million in the fourth quarter.

Upon issuance of the 125,000 Units discussed above, an amended $60 million revolving credit facility became effective (the "New Credit Facility"), amending the Company's previous credit facility, which was due to expire on September 30, 1994. The New Credit Facility is provided by a lead bank and a consortium of other banks with terms and covenants similar to those under the existing credit facility. The New Credit Facility expires on October 31, 1996 and contains Eurodollar and alternate base rate options with margins dependent upon the Company's financial operating results.

ICF Kaiser expects that current projected levels of cash flows and operating revenues and the availability of borrowings under the Company's New Credit Facility will be adequate to fund operations for the next twelve months.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         As previously reported in the Report on Form 10-K for the year ended February 28, 1993.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

          (a)  The exhibits filed as part of this report are listed below:
               -----------------------------------------------------------

Exhibit No. 4  Instruments Defining the Rights of Security Holders, including
               Indentures

         4(a) Indenture dated as of January 11, 1994, between the Registrant and The Bank of New York, as Trustee

         4(b)  Form of 12% Senior Subordinated Note due 2003

         4(c) Warrant Agreement dated as of January 11, 1994, between the Registrant and The Bank of New York, as Warrant Agent

         4(d)  Form of Warrant expiring December 31, 1998

         4(e) Form of Common Stock Purchase Warrant expiring May 15, 1999 (as amended and restated through January 11, 1994)

         4(f)  Series 2D Warrant, No. 2D-2, dated January 11, 1994

EXHIBIT NO. 10 MATERIAL CONTRACTS

        10(a) Amended and Restated Credit Agreement dated as of December 8, 1993, among the Registrant, the several Lenders from time to time Parties hereto, and Chemical Bank, as Agent, including Exhibits thereto (Closing Date: January 11, 1994)

EXHIBIT NO. 11 COMPUTATION OF EARNINGS PER SHARE

EXHIBIT NO. 21 SUBSIDIARIES OF THE REGISTRANT


               (b)  Report on Form 8-K
                    ------------------

                    None




                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ICF KAISER INTERNATIONAL, INC.
                                      (Registrant)


Date:  January 13, 1993               /s/ Michael J. Rowny
                                 ------------------------------
                                 Michael J. Rowny
                                 Executive Vice President
                                  and Chief Financial Officer
                                 (Duly authorized officer and
                                  principal financial officer)

                                     INDEX


EXHIBIT  DESCRIPTION OF EXHIBIT                                           PAGE
- -------  ----------------------                                           ----


No. 4  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

       4(a)    Indenture dated as of January 11, 1994, between the Registrant and The Bank of New York, as Trustee.............................

       4(b)    Form of 12% Senior Subordinated Note due 2003 ...................

       4(c)    Warrant Agreement dated as of January 11, 1994, between the
               Registrant and The Bank of New York, as Warrant Agent............

       4(d)    Form of Warrant expiring December 31, 1998 ......................

       4(e)    Form of Common Stock Purchase Warrant expiring May 15, 1999 (as amended and restated through January 11, 1994) ..................

       4(f)    Series 2D Warrant, No. 2D-2, dated January 11, 1994..............


EXHIBIT NO. 10 MATERIAL CONTRACTS

      10(a) Amended and Restated Credit Agreement dated as of December 8, 1993, among the Registrant, the several Lenders from time to time Parties hereto, and Chemical Bank, as Agent, including Exhibits thereto (Closing Date:  January 11, 1994)........................


EXHIBIT NO. 11 COMPUTATION OF EARNINGS PER SHARE ...............................

EXHIBIT NO. 21 SUBSIDIARIES OF THE REGISTRANT ..................................