Form 10-Q/A
period 1993-11-30
ICF KAISER INTERNATIONAL INC
filed 1994-01-26
CIK 856200

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

                               Amendment No. 1 to
                         Quarterly Report on Form 10-Q
                 for the fiscal quarter ended November 30, 1993

 Filed pursuant to Section 13, or 15(d) of the Securities Exchange Act of 1934


                         ICF KAISER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                          Commission File No. 1-12248


                Delaware                                         54-1437073
                --------                                         ----------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

  9300 Lee Highway, Fairfax, Virginia                            22031-1207
- ----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number including area code  (703) 934-3600


        The undersigned Registrant hereby amends the consolidated statements of cash flows filed in connection with its Quarterly Report for the fiscal quarter ended November 30, 1993, on Form 10-Q as set forth on the replacement page attached hereto.

        This Amendment changes the "Earnings less than (in excess of) cash distributions from joint ventures and affiliated companies" from 1,943 to (1,943).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereto duly authorized.


                                             ICF KAISER INTERNATIONAL, INC.
                                                      (Registrant)

                                                          /s/
                                            ---------------------------------
                                                   Cynthia L. Hathaway
                                            Vice President, Assistant General
                                             Counsel and Assistant Secretary

================================================================================

               Consolidated Statements of Cash Flows (Unaudited)
                ICF Kaiser International, Inc. and Subsidiaries
                                (In thousands)

                                                                 Nine Months Ended
                                                                    November 30,
                                                                 1993         1992
                                                              ---------------------
Operating Activities
  Net income                                                  $  2,039     $  7,121
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              7,352        8,294
      Provision for losses on accounts receivable                1,677        1,244
      Provision for deferred income taxes                          508        5,157
      Earnings less than (in excess of) cash distributions
        from joint ventures and affiliated companies            (1,943)      (4,029)
      Decrease in provision for restructuring
        and disposal of businesses, net of cash                     --       (6,551)
        Other operating activities                                  --        1,400
      Changes in operating assets and liabilities related to
        operating activities, net of dispositions:
          Contract receivables                                  25,021       (8,773)
          Prepaid expenses and other current assets              2,432           51
          Other assets                                            (902)          54
          Accounts payable and accrued expenses                (16,501)     (17,858)
          Income taxes payable                                    (290)         271
          Deferred revenue                                      (1,030)       2,339
          Other liabilities                                     (4,042)      (9,024)
                                                              --------     --------
  Net Cash Provided by (Used in) Operating Activities           14,321      (20,304)
                                                              --------     --------
Investing Activities
  Investments in subsidiaries and affiliates, net of cash       (2,381)      (1,146)
  Purchases of fixed assets, net                                  (876)      (3,563)
  Sales of subsidiaries                                             --        5,894
  Other investing activities                                        --          439
                                                              --------     --------
    Net Cash Provided by (Used in) Investing Activities         (3,257)       1,624
                                                              --------     --------
Financing Activities
  Proceeds from borrowings                                      10,000       34,748
  Principal payments                                            (1,734)     (14,590)
  Proceeds from (uses in) common stock transactions             (1,814)         132
  Redemption of redeemable preferred stock                        (800)        (800)
  Preferred stock dividends                                     (2,513)      (2,623)
                                                              --------     --------
    Net Cash Provided by Financing Activities                    3,139       16,867
                                                              --------     --------
Effect of Exchange Rate Changes on Cash                           (232)        (275)
                                                              --------     --------
Increase (Decrease) in Cash and Cash Equivalents                13,971       (2,088)
Cash and Cash Equivalents at Beginning of Period                 8,445        8,516
                                                              --------     --------
Cash and Cash Equivalents at End of Period                    $ 22,416     $  6,428
                                                              ========     ========
Supplemental Information:
Cash payments for interest                                    $  9,242     $  7,456
Cash payments (refunds) for income taxes                            14         (176)
Decrease of ESOP guaranteed bank loan                           (3,333)      (3,333)

See notes to consolidated financial statements.