Form 10-K
period 1994-02-28
ICF KAISER INTERNATIONAL INC
filed 1994-05-25
CIK 856200

===============================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 28, 1994         Commission File No. 1-12248
===============================================================================

                         ICF KAISER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       54-1437073
            --------                                       ----------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

   9300 Lee Highway, Fairfax, Virginia                      22031-1207
   -----------------------------------                      ----------
  (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (703) 934-3600

          Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, par value $0.01 per share
                        Preferred Stock Purchase Rights

       Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X          No
             --------------     ---------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [   ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant was $41.7 million based on the New York Stock Exchange closing price of such stock ($2.625) on May 4, 1994.

     On May 4, 1994, there were 20,961,850 shares of Common Stock outstanding.

===============================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the ICF Kaiser International, Inc. Proxy Statement for the 1994 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
===============================================================================

                                   PART 1


===============================================================================
                             Item 1.   Business
===============================================================================


     ICF Kaiser International, Inc., through ICF Kaiser Engineers, Inc. and its other operating subsidiaries, is one of the nation's largest engineering, construction, and consulting services companies, providing fully integrated engineering, construction and consulting services to public- and private-sector clients in the related markets of environment, infrastructure, and industry. In its most recent fiscal year ended February 28, 1994 (fiscal 1994), ICF Kaiser reported gross and service revenue of $652 million and $383 million, respectively. Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of income (loss) of joint ventures and affiliated companies. The Company estimates that of its fiscal 1994 $383 million service revenue, approximately 74% was attributable to environmental services, 14% to infrastructure-related work, 8% to industrial work, and 4% to other consulting services.

     During the three years ended February 28, 1994, the Company operated predominantly in one industry segment, in which it provided engineering, consulting, and other professional services.

===============================================================================

                                             Fiscal Year Ended
                               February 28,     February 28,     February 29,
                                   1994             1993             1992
                                               (in thousands)
Gross revenue..............      $651,657         $678,882         $710,873
Service revenue............      $382,708         $391,528         $385,942
Operating income (loss)....      $ (5,230)        $ 22,744         $(43,963)
Assets.....................      $281,198         $293,076         $318,947
==============================================================================

     As of February 28, 1994, the Company's contract backlog totaled approximately $1.6 billion, of which approximately 42% is expected to be worked off during the current fiscal year. Most of the backlog relates to public-sector environmental projects that span from one to five years. In fiscal 1994, approximately 58% of the Company's service revenue was derived from the federal government. See "Backlog" section on page 8 of this Report.

     The Company's headquarters is located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600. Other offices include Phoenix, Arizona; Livermore, Los Angeles, Oakland, Sacramento, San Diego, San Rafael, and Universal City, California; Denver and Lakewood, Colorado; Washington, DC; Jacksonville, Miami, Orlando, and Tampa, Florida; Chicago, Illinois; Gary, Indiana; Baton Rouge and Ruston, Louisiana; Abingdon and Baltimore, Maryland; Boston, Massachusetts; Las Vegas, Nevada; Edison, New Jersey; New York, New York; Albuquerque and Los Alamos, New Mexico; Raleigh, North Carolina; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Houston, Texas; Bellevue, Richland, and Seattle, Washington; Perth, Australia; Toronto, Canada; London, England; Paris, France; Mexico City, Mexico; Lisbon, Portugal; Moscow, Russia; and Taipei, Taiwan. As of May 1, 1994, ICF Kaiser employed approximately 5,700 persons located in more than 80 offices worldwide.

Overview of Markets

     Environmental. Demand for ICF Kaiser's environmental consulting and engineering services is driven by a number of factors: the need to improve the quality of the environment; environmental regulation and enforcement; and increased liability associated with pollution-related injury and damage. Significant environmental laws have been enacted in response to public concern over the environment, and these laws and the implementing regulations affect nearly every industrial activity. Increasingly strict federal, state, and local


- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 2
government regulation has forced private industry and government agencies to clean up contaminated sites, to bring production facilities into compliance with current environmental regulations, and to minimize waste generation on an ongoing basis.

     Infrastructure. The global infrastructure market historically has been driven by the need to maintain and expand roads, highways, mass transit systems, and airports. In addition, environmental concerns, such as reducing automotive air pollutant emissions, have become increasingly important factors in new infrastructure and transportation initiatives. This market primarily is funded by government dollars, although the private sector is seeking an increased role, particularly in international projects. ICF Kaiser's services in this market include design, engineering, and construction.

     Industrial. ICF Kaiser's industrial work is funded almost exclusively by the private sector and is driven by businesses' need to maintain and retrofit existing plants and to replace aging production capacity with newer, more environmentally responsible facilities. Through the acquisition of ICF Kaiser Engineers, Inc. in 1988, the Company acquired the skills needed to serve the basic metals and mining industries, including aluminum, steel, copper, and coal.

Strategic Considerations

     The following points are important to understanding the Company's business and strategy:

     Full Front-end Capability. Through internal growth and acquisition, the Company's skills have been expanded and now include: policy analysis and consulting; scientific analysis and health/risk assessments; facility siting and environmental assessments; remedial investigations and feasibility studies; and engineering design. By possessing these front-end skills, the Company can become involved at the outset of the problem identification phase which, in turn, puts it in a position to participate in any follow-on engineering and construction work.

     High Value-added Services. The Company's marketing strategy is to provide exceptional value to its clients. Within those markets that relate to environmental services, the Company adds high value through specialized environmental knowledge that (i) helps clients understand environmental threats and opportunities and alternative ways in which each can be managed; (ii) allows creation of customized solutions for the clients' environmental problems; and
(iii) combines problem identification, solution, and implementation.

     Access to Technology. New technologies play a critical role in both the cleanup of existing waste sites and in the reduction of waste generated by ongoing and new production processes. The Company has access to key technologies relating to reducing and monitoring stack emissions, bioremediation, coal scrubbing, and industrial process technologies that can help minimize waste, reduce costs, and improve the quality of a finished product. To assist clients better and to increase its overall participation in clients' projects, the Company continues to expand its access to leading environmental and process technologies through various methods, including licensing and joint ventures.

     Strategic Relationships. To extend its presence and reduce business development risks, the Company has established business relationships through joint ventures, marketing agreements, and direct equity investments. These relationships facilitate management of the Company's existing international operations and help to reduce the cost and risks associated with entering new geographic regions.

     Avoidance of Environmental Liability. To avoid the risks and potential liability associated with hazardous waste, the Company has made the decision to minimize its participation in the part of its business associated with collection, treatment, storage, or disposal of hazardous waste. When such services are required, the Company often subcontracts the work and obtains indemnification from the subcontractor or assists the client in selecting appropriate contractors.

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 3

Environmental Market

     ICF Kaiser's environmental market includes work for clients in all major industries, including many large domestic and multinational corporations, and public-sector work, primarily for the U.S. Departments of Energy (DOE) and Defense (DOD) and the U.S. Environmental Protection Agency (EPA). The Company offers its clients over 20 years of experience in all aspects of environmental regulation, compliance, and access to leading technologies, as well as skills in the assessment, management, and remediation of existing hazardous and solid wastes, and process redesign to minimize future waste.

     Analysis/Assessment. The Company's analytic and scientific abilities allow it to become involved in environmental issues and problems at their outset. In the initial phase, ICF Kaiser provides a broad outline of the types of environmental problems, health risks, and liabilities associated with the client's business. In subsequent stages, ICF Kaiser conducts field assessments to evaluate a site's waste, ground water, air, sediment, and soil characteristics and to determine the extent of contamination, if any.

     Remediation. In general, environmental restoration work is progressing beyond study and analysis to remediation. Having already established a market position in the consulting and front-end analysis phase, ICF Kaiser has been able to follow market demand into remediation. After an environmental problem is characterized, the Company offers alternative remediation approaches that may involve providing on-site waste containment, on-site treatment, management of on-site/off-site remediation, or waste removal. The Company also can redesign the client's ongoing production processes or design new processes to minimize or eliminate the generation of hazardous waste. The Company then develops engineering plans and technical specifications. To minimize potential liabilities associated with taking title to hazardous waste during the cleanup process, ICF Kaiser often will provide construction management services and assist the client in selecting cleanup contractors to handle the actual remediation work.

     Water Pollution. The major ports of many of the world's cities have serious water pollution problems, and ICF Kaiser is part of several cities' efforts to improve the condition of their harbors and waterways. The Company is the construction manager of the cleanup of Boston Harbor, one of the largest environmental projects in the country. Since the inception of the project in 1988, the Company has served as its construction manager, and currently manages more than 2,800 construction workers, engineers, architects, and support personnel working to construct the second largest wastewater treatment plant in the United States on Deer Island in Boston Harbor.

     Because of the Company's experience with the Boston Harbor project, it was selected to be one of the companies currently working on San Diego, California's clean water program. ICF Kaiser is providing program-wide services, including policies and procedures, labor relations, public relations, and hazardous materials mitigation for San Diego's construction of new wastewater and sludge processing facilities; miles of pipelines, tunnels, and pump stations; and an additional ocean outfall. ICF Kaiser's post-construction responsibilities will include construction as well as contract closeout, startup, shakedown, operational demonstration, and warranty condition. The goal of the project is to serve 14 municipalities in San Diego County and to minimize dependence on water importation from Northern California and Arizona.

     Industrial Production. Increasingly, it is cost-effective for ICF Kaiser clients to modify ongoing production processes to minimize or eliminate waste generation. The Company's integration of engineering and environmental skills, plus its access to innovative technologies, provides a competitive advantage in redesigning production processes. For example, the Company has designed control systems to enable steel producers to reduce harmful emissions and to rehabilitate coke ovens while producing a better product.

     DOE/DOD Facilities Restoration. Government estimates suggest that more than $100 billion could be spent by DOD and DOE over the next 20 years cleaning up closed weapons production facilities and military bases around the world. ICF Kaiser already is working at 10 of 17 major DOE facilities and at DOD bases around the world, including Alaska, California, Guam, Michigan, New Mexico, and Washington. The DOD projects are part of a contract with the Air Force Center for Environmental Excellence initially awarded to the Company in 1990. In addition to the Air Force work, the Company provides environmental support to

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 4
the Army Environmental Center and the Corps of Engineers. Since 1990, the
Company has been assisting in the cleanup of an ordnance disposal site at a U.S.
Army installation in the eastern United States contaminated with chemical warfare agents, unexploded munitions, radiological materials, and other hazardous waste.

     The Company has been the engineer/constructor at DOE's Hanford site in Richland, Washington, since 1987. On October 15, 1993, the Company announced that it had signed a material amendment to the contract it won in early 1993 to continue to provide services at the Hanford site. The Company estimates that the architect-engineering, construction management, and operating support services to be provided under the amended contract will be worth more than $700 million in gross revenue over the remaining term of the amendment. The Company estimates that the fees it will be eligible to earn under this contract will increase significantly as the amended contract provides the Company with the opportunity to earn incentive fees related to technology transfers and efficiency savings. In connection with the contract amendment and in order to reduce duplication of work and to improve management control and efficiency of operation, DOE, with the Company's concurrence, assigned management of substantially all aspects of the amended contract to Westinghouse Hanford Company, another Management and Operating contractor at DOE's Hanford site.

     Clean Air. ICF Kaiser's clients continue to face complicated and costly regulatory compliance obligations associated with the Clean Air Act Amendments of 1990. The Company has developed comprehensive computer models that simulate changes in air quality, visibility, and population exposure which are used to examine air quality problems. ICF Kaiser assists clients by quantifying plant emissions, developing strategies for complying with permit requirements, evaluating and installing advanced control technologies, and redesigning production processes to reduce pollutant emissions. For clients required to reduce fugitive emissions resulting from equipment leaks, ICF Kaiser has developed FUGEMS/TM/, a proprietary emissions monitoring system that identifies and tracks the sources of air pollutant leaks. Under a three-year contract awarded in 1992, the Company has been researching air quality problems that might result from oil and gas exploration in the Gulf of Mexico. The Company continues to work under a number of EPA contracts related to global climate change, indoor air quality, and acid rain.

     In 1993, ICF Kaiser announced that it had expanded its air-related services to include emissions-trading assistance. This new service addresses areas related to the nonattainment provisions of the Clean Air Act Amendments, particularly as they affect industrial sources. These services also address issues related to volatile organic compounds, nitrogen oxides, sulfur oxides, carbon monoxide, and particulate matter emissions. In addition to the sulfur dioxide allowance market assistance being provided to its electric utilities clients, the Company assists clients in understanding other aspects of emissions trading and market-based approaches to emissions reductions.

     Energy. ICF Kaiser's energy clients include major U.S. electric utilities; leading oil, natural gas, and coal companies; transportation companies; pipeline entities; firms practicing energy law; environmental groups; and government and regulatory agencies involved in energy and related environmental issues. ICF Kaiser's expertise includes strategic planning and analysis; energy and environmental policy analysis; supply and demand forecasting; and technology assessments. ICF Kaiser uses its skills in the search for cleaner burning sources of energy and the efforts to minimize waste generation in power production. For example, a flue gas desulfurization process that removes emissions that cause acid rain from power plant smokestacks (LIFAC) currently is undergoing testing at the LIFAC clean coal demonstration project conducted by ICF Kaiser for DOE in Richmond, Indiana. ICF Kaiser developed the project; arranged for the license of the technology; participated in the project implementation; and provided engineering design, project management, and construction services for the installation of the technology. The Company currently is conducting and managing the operational testing of the facility. ICF Kaiser also markets Microcel/TM/, a microbubble column-flotation method for cleaning fine coal, which currently is installed in coal facilities in five states.

     International. ICF Kaiser serves clients in Australia, Taiwan, France, the former Soviet republics, Mexico, the Czech Republic and a number of other countries. During the past year, ICF Kaiser has worked on global climate change projects in more than 20 countries for clients such as the World Bank, the United Nations, and foreign government agencies. ICF Kaiser has established an initial international presence in Eastern Europe through analytical consulting projects which may enable the Company to compete for larger

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 5
environmental and construction projects that may develop as the economies in that region strengthen. The Company has increased its presence in France where it announced in early 1994 that it had been awarded a contract to complete a ground-water and soil remediation system at a former pigment manufacturing facility.  The Company will use NOVOC/TM/ well technology to treat volatile organic compounds found at the site.

Infrastructure Market

     The Company believes that there is a general recognition of the need to restore and upgrade the public infrastructure of mass transit systems, airports, highways, bridges, and water resource facilities worldwide. ICF Kaiser also believes that environmental concerns increasingly foster new infrastructure and transportation initiatives. The Company currently provides planning, feasibility studies, design, and construction management services to the infrastructure market. The Company's engineers and construction specialists provide a full range of services such as master planning, alternative analysis, site development studies, conceptual and preliminary engineering, detail design, specifications development, quality assurance and quality control, construction management, construction, and inspection.

     Transportation. ICF Kaiser has over three decades of experience in transportation projects, and its current transportation projects show the breadth of this experience: engineering services for new rail rapid transit system work in the Los Angeles area; evaluation of bus and light rail transit alternatives in Sacramento, California; construction engineering and inspection services for a "people mover" in Jacksonville, Florida; construction management of several San Francisco, California, Bay Area Rapid Transit projects; and subway system engineering services to the Maryland Department of Transportation.

     More than $150 billion has been authorized through 1997 by the federal government for programs mandated by the Intermodal Surface Transportation Efficiency Act (ISTEA), a substantial portion of which will be directed to upgrade the national highway and interstate systems and to enhance state roads and bridge safety. ICF Kaiser recently has been awarded two contracts that are partially funded through ISTEA. In early 1994, the Company announced that it had been awarded the next project phase of its 1992 contract to serve as program manager of the design of the Central Area Circulator, a light rail transit system planned for downtown Chicago. The Company has worked in Chicago since 1981 when it was selected to serve as supervising consultant for a transit project connecting the Chicago Loop and Midway Airport. In mid-1993, the Company was selected to perform preliminary design services and prepare an environmental impact statement for the development of the Miami Intermodal Center, a facility that will offer South Florida travelers and commuters a variety of transportation alternatives.

     Other Infrastructure Services. ICF Kaiser offers specialized infrastructure services such as structural and earthquake engineering, seismic evaluation, and the rehabilitation of buildings. The Company currently is performing detail design and inspection services for the refurbishing of the hydroelectric power plant at the base of the Pardee Dam in Northern California. The Company's presence in Seattle, Washington, has increased with the award of contracts in 1993 to provide bridge engineering design services and to provide engineering services for the seismic retrofitting of 17 bridges. For the seismic retrofitting project, the Company's responsibilities include structural engineering design and preparation of plans, specifications, and estimates. The Company will work with the city of Seattle to develop design criteria for the final bridge retrofits, review preliminary seismic retrofit reports, subject proposed retrofits to an "earthquake" simulated by computer modeling, and conduct final design and detailing of the selected retrofits.

     International. ICF Kaiser is a member of a joint venture that provides planning, design, and construction services for the 88-kilometer Taipei, Taiwan, rapid transit system. In April 1993 the Company announced that the joint venture had signed a two-year contract extension with the Taipei Municipal Government to continue providing consulting services on issues related to design, procurement, installation, construction, and commissioning of this rapid transit system project. The Company announced in June 1993 that it is part of an international joint venture that was awarded a three-and-one-half year contract to upgrade a railroad line that connects Portugal to central Europe. ICF Kaiser's services include administrative and financial management, budgeting and cost control, contract management, project planning and control, and interface with design and operations personnel. The Company continues to provide construction engineering

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 6
and architectural services for a new Toronto, Canada, subway station and system-
wide electrical and mechanical design engineering and specification services for a subway line extension in London, England.

Industrial Market

     ICF Kaiser's engineering design, project management, and construction services to the industrial market involve work with the steel, aluminum, alumina, copper, tin, and other metals industries. In the coke, coal, and coal chemicals area, ICF Kaiser's services include inspection of coke plants for environmental compliance, facility design and construction, and equipment sales and services. The Company provides services related to coal cleaning, handling, and environmental controls. ICF Kaiser also designed, built, and now operates and jointly owns a pulverized coal injection facility under a multiyear tolling agreement. ICF Kaiser provides blast furnace design, repair, and construction to the steel industry; in early 1993, the Company announced that it had been awarded a contract to review, assess, and recommend the installation or upgrading of management information systems and production management systems at three steel plants in India. In addition, the Company has been awarded a similar contract to assess the steel industry in the Czech Republic. The Company's alumina work includes a contract to conduct a feasibility analysis for expanding South America's largest alumina refinery.

Other Markets

     ICF Kaiser serves numerous clients who need state-of-the-art technology and consulting services for the management of information and solving information-related problems, including business process redesign, systems automation, modernization, and movement of systems from mainframes to client/server platforms. The Company also assists clients in analyzing, designing, and implementing modern financial systems often utilizing ICF Kaiser's GSA-approved financial management system -- FEDERAL SUCCESS/TM/. The Company's contract dispute management services help contractors, project owners, and developers to resolve disputes without resorting to costly and time-consuming litigation. ICF Kaiser's housing and community development specialists provide consulting services to housing professionals in federal, state, and local governments; non-profit organizations; tenant groups; financial services groups; and private development firms.

Competition and Contract Award Process

     The markets in which the Company operates are very competitive. The Company's competitors range from small local firms to large multinational companies. The Company believes that no single firm or small number of firms dominates its markets.

     Competition for private-sector work generally is based on several factors, including quality of work, reputation, price, and marketing approach. The Company's objective is to establish and maintain a strong competitive position in its areas of operations by adhering to its basic philosophy of delivering high-quality work in a timely fashion within its clients' budget constraints.

     Most of the Company's contracts with public-sector clients are awarded through a competitive bidding process that places no limit on the number or type of offerors. The process usually begins with a government Request for Proposal
(RFP) that delineates the size and scope of the proposed contract. Proposals submitted by ICF Kaiser and others are evaluated by the government on the basis of technical merit (for example, response to mandatory solicitation provisions, corporate and personnel qualifications, and experience) and cost. The Company believes that its experience and ongoing work strengthen its technical qualifications and, thereby, enhance its ability to compete successfully for future government work.

     In both the private and public sectors, the Company, acting either as a prime contractor or as a subcontractor, may join with other firms to form a team that competes for a single contract or submits a single proposal. Because a team of firms almost always can offer a stronger set of qualifications than any firm standing alone, these teaming arrangements often are very important to the success of a particular competition or proposal. The Company maintains a large network of business relationships with other companies and has drawn repeatedly upon these relationships to form winning teams.

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 7

     ICF Kaiser subsidiaries operate under a number of different types of contract structures with its private-sector and public clients, the most common of which are Cost Plus and Fixed Price. Under Cost Plus contracts, the Company's costs are reimbursed with a fee (either fixed or percentage of cost) and/or an incentive or award fee offered to provide inducement for effective project management. A variation of Cost Plus contracts are time and materials contracts under which the Company is paid at a specified fixed hourly rate for direct labor hours worked. Under Fixed Price contracts, the Company is paid a predetermined amount for all services provided as detailed in the design and performance specifications agreed to at the project's inception.

Customers

     The Company's clients include: DOD, DOE and EPA; major corporations in the aerospace, energy, transportation, chemical, steel, aluminum, mining, manufacturing, and computer industries; utilities; and a variety of state and local government agencies throughout the United States. A substantial portion of the Company's work is repeat business from existing clients. In many cases, the Company has worked for the same client for many years, providing different services at different times. DOE accounted for approximately 48% of the Company's consolidated gross revenue during fiscal year 1994; DOD, EPA, and other federal agencies collectively accounted for another approximately 17%. The federal government accounted for approximately 65% of the Company's consolidated gross revenue in fiscal year 1994, 47% in fiscal year 1993, and 42% in fiscal year 1992.

     The Company's international clients include both private firms and foreign government agencies in such countries as Australia, Portugal, and Taiwan. In fiscal year 1994, foreign operations accounted for approximately 6% of the Company's consolidated gross revenue. For information concerning gross revenue, operating income, and identifiable assets of the Company's business by geographic area, see Note O to the Consolidated Financial Statements.

Backlog

     Backlog refers to the aggregate amount of gross contract revenue remaining to be earned pursuant to signed contracts extending beyond one year. At February 28, 1994, the Company's contract backlog was approximately $1.6 billion in gross revenue, compared to approximately $1.0 billion in gross revenue at February 28, 1993. The Company expects that approximately 42% of the backlog at February 28, 1994, will be worked off during fiscal year 1995. Because of the nature of its contracts, the Company is unable to calculate the amount or timing of service revenue that might be earned pursuant to these contracts. The Company believes that backlog is not a predictor of future gross or service revenue.

     Differences in contracting practices between the public and private sectors result in ICF Kaiser's backlog being weighted heavily toward contracts associated with agencies of the federal government. Backlog under contracts with agencies of the federal government that extend beyond the government's current fiscal year includes the full contract amount, including in many cases amounts anticipated to be earned in option periods and certain performance fees, although generally annual funding of the amounts under such contracts must be appropriated by Congress before the agency may expend funds during any year under such contracts. In addition, the agency must allocate the appropriated funds to these specific contracts and thereafter authorize work or task orders to be performed under these specific contracts. Such authorizations are generally for periods considerably shorter than the duration of the work the Company expects to perform under a particular contract and generally cover only a percentage of the contract revenue. Because of these factors, the amount of federal government contract backlog for which funds have been appropriated and allocated, and task orders issued, at any given date is a substantially smaller amount than the total federal government contract backlog as of that date. In the event that option periods under any given contract are not exercised or funds are not appropriated, allocated, or authorized to be spent under any given contract, the amount of backlog attributable to that contract would not result in revenue to the Company. All contracts and subcontracts with agencies of the federal government are subject to termination, reduction, or modification at any time at the discretion of the government agency.

- - --------------------------------------------------------------------------------
ICF Kaiser Internationa, Inc. 1994 Annual Report on Form 10-K        Page 8

Potential Environmental Liability

     The assessment, remediation, analysis, handling, and management of hazardous substances necessarily involve significant risks, including the possibility of damages or personal injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties, or other regulatory action. These risks include potentially large civil and criminal liabilities for violations of environmental laws and regulations, and liabilities to customers and to third parties for damages arising from performing services for the Company's clients.

     ICF Kaiser provides consulting services and performs other work involving or related to hazardous substances, toxic wastes, and other regulated materials
- - -- activities that involve the risks discussed above. The Company has endeavored to protect itself from potential liabilities resulting from pollution or environmental damage by obtaining indemnification from its private-sector clients and intends to continue this practice in the future. Under most of these contracts, the Company has been successful in obtaining such indemnification;
however, such indemnification generally is not available if such liabilities arise as a result of breaches by the Company of specified standards of care.

     For EPA contracts involving field services in connection with Superfund response actions, the Company has obtained indemnification under Section 119 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), as amended by the Superfund Amendment and Reauthorization Act, for pollution and environmental damage liability resulting from release or threatened release of hazardous substances. Some of the Company's clients (including private clients, DOD, and DOE) are Potentially Responsible Parties
(PRPs) under CERCLA. Under the Company's contracts with these PRPs, the Company has the right to seek contribution from these PRPs for liability imposed on the Company in connection with its work at these clients' CERCLA sites. In addition, in connection with contracts involving field services at 10 of DOE's weapons facilities, including the DOE's Hanford site, the Company is indemnified under the Price-Anderson Act, as amended, against liability claims arising out of contractual activities involving a nuclear incident.

     In connection with its services to its environmental, infrastructure, and industrial clients, the Company works closely with federal and state government environmental compliance agencies, and occasionally contests the conclusions those agencies reach regarding the Company's compliance with permits and related regulations. To date, the Company never has paid a fine in a material amount or had liability imposed on it for pollution or environmental damage in connection with its services. However, there can be no assurance that the Company will not have substantial liability imposed on it for any such damage in the future.

Insurance

     Consistent with industry experience and trends, the Company has found it difficult to obtain pollution insurance coverage, in amounts and on terms that are economically reasonable, against possible liabilities that may be incurred in connection with its conduct of its environmental business. An uninsured claim arising out of the Company's environmental activities, if successful and of sufficient magnitude, could have a material adverse effect on the Company.

     The Company has a comprehensive risk management and insurance program that provides a structured approach to protecting the Company. Included in this program are coverages for general, automobile, and professional liability; for workers' compensation; and for employers and property liability. The Company believes that the insurance it maintains, including self-insurance, is in such amounts and protects against such risks as is customarily maintained by similar businesses operating in comparable markets. At this time, the Company expects to continue to be able to obtain general, automobile, and professional liability; workers' compensation; and employers and property insurance in amounts generally available to firms in its industry. There can be no assurance that this situation will continue, and if insurance of these types is not available, it could have a material adverse effect on the Company.

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 9

Regulation of the Company's Business

     The Company is subject to general federal regulation with respect to its contracting activities with the federal government. For example, the Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of such audits, the federal government asserts from time to time that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. Management believes that the potential effect of disallowed costs, if any, for the periods currently under audit and for periods not yet audited has been adequately provided for and will not have a material adverse effect on the Company's financial position.

     The Company may from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. The Company currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges presently are known to have been filed against the Company by these agencies. The Company is unable to predict the outcome of the investigations in which it currently is involved. Management does not believe that there will be any material adverse effect on the Company's financial position as a result of these investigations.

     Federal agencies that are the Company's regular customers (including DOD, DOE, and EPA) have formal policies against awarding contracts that would present actual or potential conflicts of interest with other activities of the contractor. Because the Company provides a broad range of services in environmental and related fields for the federal government, state governments, and private customers, there can be no assurance that government conflict-of-interest policies will not restrict the Company's ability to pursue business in the future.

     Because some of the Company's subsidiaries provide the federal government with nuclear energy and defense-related services, these subsidiaries and a substantial number of their employees are required to have and maintain security clearances from the federal government. These subsidiaries and their employees have been able to obtain these security clearances in the past, and the Company has no reason to believe that there would be any problems in this area in the future. However, there can be no assurance that the required security clearances will be obtained and maintained in the future. Because of its nuclear energy and defense-related services, the Company is subject to foreign ownership, control, and influence (FOCI) regulations imposed by the federal government and designed to prevent the release of classified information to contractors subject to FOCI. Under these regulations, FOCI concerns may arise as a result of a variety of factors, including foreign ownership of substantial percentages of equity securities or debt, a high percentage of foreign revenue, and the number of directors and officers who are not U.S. citizens. Subsidiaries of the Company with facility security clearances or sensitive DOE contracts file reports with DOD and DOE with respect to events and changes that affect the potential for FOCI. The Company has implemented procedures designed to insulate such subsidiaries from any FOCI that might affect the Company. There can be no assurance that such measures will prevent FOCI policies from affecting the ability of the Company's subsidiaries to secure and maintain certain types of DOD and DOE contracts.

Employees

     As of May 1, 1994, ICF Kaiser employed approximately 5,700 persons located in more than 80 offices worldwide, and the Company believes that its relations with its employees are good. Approximately one-half of the employees at the Company's ICF Kaiser Hanford Company subsidiary are represented by unions, including unions under the Hanford Atomic Metals Trades Council (HAMTC), Building and Construction Trades, and the Office and Professional Employees International Union (OPEIU). Collective bargaining agreements are in place with the HAMTC, the OPEIU, Hanford Site Stabilization, NDT/QC Inspectors, and Escorts/International Guards Units.

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 10

Environmental Regulation

     Significant environmental laws have been enacted in response to public concern over the environment. These laws and the implementing regulations affect nearly every industrial activity. Efforts to comply with the requirements of these laws have increased demand for the Company's services. The principal federal legislation having the most significant effect on the Company's business includes the following:

     The Comprehensive Environmental Response, Compensation and Liability Act. CERCLA, as amended by the Superfund Amendments and Reauthorization Act, established the Superfund program to clean up hazardous waste sites and provides for penalties and punitive damages for noncompliance with EPA orders. Superfund may impose strict liability (joint and several as well as individual) on certain hazardous substance waste owners, operators, disposal "arrangers," transporters, and disposal facility owners and operators (Potentially Responsible Parties or PRPs) for the costs of removal or remedial action; for other necessary response costs and damages for injury, destruction, or loss of natural resources; and for the cost of any health effects study. Under certain circumstances federal funds may be used to pay for the cleanup.

     The Resource Conservation and Recovery Act (RCRA). RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984 (HSWA), provides a comprehensive scheme for the regulation of hazardous waste from the time of generation to its ultimate disposal (and sometimes thereafter), as well as the regulation of persons engaged in the treatment, storage, and disposal of hazardous waste. The RCRA scheme includes both a permitting and a manifest tracking system and detailed regulations on the handling, treatment, transportation, storage, and disposal of hazardous waste. Regulations have been issued pursuant to RCRA in the following areas (among others) of importance to the Company: permitting remediation of releases associated with underground storage tanks; municipal solid waste disposal; and disposal of hazardous waste. HSWA has increased to an estimated 100,000 the number of hazardous waste generators subject to RCRA. HSWA also imposes land disposal restrictions/bans on certain listed and characteristic hazardous wastes that do not meet specified treatment standards.

     The Clean Air Act. Under the Clean Air Act of 1970, as amended, EPA is empowered to establish and enforce National Ambient Air Quality Standards and limits on the emissions of various pollutants from specific types of facilities. The Clean Air Act Amendments of 1990 require certain sources emitting an air pollutant regulated under the Clean Air Act to obtain an operating permit, which includes enforceable emissions limitations and compliance schedules. In addition, the Clean Air Act Amendments of 1990 limit acid rain by requiring a reduction in sulfur dioxide and nitrogen oxides emissions. The mandated reductions must be achieved by electric utility power plants in the United States with specific emission levels or allowances allocated to each plant. However, under the "marketable allowances" approach in the amendment, plants could buy or sell allowances, shifting some or all of their control burden to sources that can reduce emissions more efficiently.

     The Safe Drinking Water Act. Under the Safe Drinking Water Act and its subsequent reauthorizations, EPA is empowered to set drinking water standards for the estimated 59,000 community water supply systems in the United States. The Act requires that EPA set maximum ground-water contamination levels for 83 previously unregulated toxic substances and also requires EPA to establish a priority list every three years of contaminants that may cause adverse health effects and may require regulation. Water supply systems are required to begin monitoring within defined time limits following the publication of the final regulations. The Act also requires that EPA set criteria specifying when utilities using surface water supplies should filter their water and issue national primary drinking water regulations requiring all utilities to disinfect their water.

     The Clean Water Act. The Clean Water Act established a system of standards, permits, and enforcement procedures for the discharge of pollutants to surface water from industrial, municipal, and other wastewater sources. EPA sets discharge standards for certain industrial and municipal wastewater discharges and provides for federal grants to assist municipalities in complying with treatment requirements. Key areas for which regulations recently have been issued or are proposed include industrial wastewater pretreatment, surface water toxics control, wastewater sludge disposal, and stormwater discharges. In cases of noncompliance,

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 11

EPA may assess administrative penalties and may sue for court-ordered compliance and penalties. Under the Ocean Dumping Ban Act of 1988, regulatory revisions to the Clean Water Act were made to eliminate ocean dumping of sludge.

     The Toxic Substance Control Act (TSCA). TSCA, enacted in 1976, establishes requirements for identifying and controlling toxic chemical hazards to human health and the environment. EPA has identified more than 60,000 chemical substances (out of more than five million known chemical compounds) that were manufactured or processed for commercial use in the United States in 1985. In addition, more than 1,000 new chemicals are introduced each year. TSCA authorizes EPA, in certain circumstances, to require testing of existing and new chemicals used in commerce to determine their human health and environmental effects. TSCA also gives EPA authority to prohibit or limit certain activities associated with producing, distributing, and using a chemical that is found to pose an unreasonable risk of injury to human health or the environment.

     The Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA). FIFRA focuses on the health-based risk of pesticides and requires the registration of all pesticides, with a heavy emphasis on scientific data and risk assessment. Under FIFRA, EPA establishes regulations that can include labeling restrictions, use restrictions, or an outright ban of the pesticide. The 1972 amendments substantially increased the scope of the Act to include biotechnology and to expand the authority of EPA.

===============================================================================
                            Item 2.   Properties
================================================================================

     All of the Company's operations are conducted either in leased facilities or in facilities provided by the federal government or other clients. As of February 28, 1994, the Company leased an aggregate of approximately one million square feet of space. The terms of these leases range from month-to-month to 15 years, and some may be renewed for additional periods. Some of the space leased by the Company has been subleased to other entities under subleases expiring from 1994 to 2000.

     The Company's headquarters is located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600. Other offices include Phoenix, Arizona; Livermore, Los Angeles, Oakland, Sacramento, San Diego, San Rafael, and Universal City, California; Denver and Lakewood, Colorado; Washington, DC; Jacksonville, Miami, Orlando, and Tampa, Florida; Chicago, Illinois; Gary, Indiana; Baton Rouge and Ruston, Louisiana; Abingdon and Baltimore, Maryland; Boston, Massachusetts; Las Vegas, Nevada; Edison, New Jersey; New York, New York; Albuquerque and Los Alamos, New Mexico; Raleigh, North Carolina; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Houston, Texas; Bellevue, Richland, and Seattle, Washington; Perth, Australia; Toronto, Canada; London, England; Paris, France; Mexico City, Mexico; Lisbon, Portugal; Moscow, Russia; and Taipei, Taiwan.

     Because the Company's operations generally do not require the maintenance of unique facilities, suitable office space is readily available for lease in most of the areas served. The Company believes that adequate space to conduct its operations will be available for the foreseeable future. In 1987, the Company entered into a 15-year lease agreement for a new headquarters building in Fairfax, Virginia, containing approximately 200,000 square feet of office space. In 1988, the Company signed a 15-year lease agreement to occupy approximately 100,000 square feet of office space in a new building adjacent to the headquarters building. In connection with the acquisition of ICF Kaiser Engineers in 1988, ICF Kaiser acquired the lease for ICF Kaiser Engineers' headquarters building in Oakland, California. The lease provides for approximately 142,000 square feet of office space and expires in June 2000.

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 12

================================================================================
                         Item 3.   Legal Proceedings
================================================================================

     ICF Kaiser International, Inc. is a Delaware corporation incorporated in 1987 under the name American Capital and Research Corporation. It is the successor to ICF Incorporated, a nationwide consulting firm organized in 1969. In 1988, the Company acquired the Kaiser Engineers business which dates from 1914.

     In 1989, certain former holders of common stock of Kaiser Engineers Group, Inc. filed an action in Chancery Court of the State of Delaware, County of New Castle, entitled Aiken v. Kaiser Engineers Group, Inc. for appraisal of the shares they held at the time ICF Kaiser International, Inc. acquired their former company. The Company believes that those common shares had no value at the time of the acquisition and that this litigation will not have a material adverse effect on the Company.

     The Company and its subsidiaries are involved in a number of lawsuits and government regulatory proceedings arising in the ordinary course of its business or arising in connection with the disposition of certain businesses and investments. The Company believes that any ultimate liability resulting therefrom will not have a material adverse effect on its operations and financial condition.

     The Company may from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. The Company currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges presently are known to have been filed against the Company by these agencies. The Company is unable to predict the outcome of the investigations in which it currently is involved. Management does not believe there will be any material adverse effect on the Company's financial position as a result of these investigations.

===============================================================================
        Item 4.   Submission of Matters to a Vote of Security Holders
===============================================================================

     None

===============================================================================
               Item 10.   Executive Officers of the Registrant
===============================================================================

     The names of the Company's executive officers and their ages (as of May 4, 1994), principal corporate positions, and business experience are set forth below.

     James O. Edwards, 50, has been Chairman of the Board and Chief Executive Officer of ICF Kaiser International, Inc. since its establishment in 1987. He also was President of ICF Kaiser International from 1987 to 1990. In 1974, he joined ICF Incorporated, the predecessor of ICF Kaiser International, and was its Chairman and Chief Executive Officer from 1986 until the 1987 establishment of ICF Kaiser. Mr. Edwards graduated from Northwestern University (B.S.I.E.) and Harvard University (M.B.A., High Distinction, George F. Baker Scholar).

     Stephen W. Kahane, 43, is President of the Company's Environment & Energy Group. He has held senior management positions in several of the Company's operating subsidiaries since 1985. From 1981 to 1985, Dr. Kahane was responsible for the Environmental and Hazardous Waste Programs at Jacobs Engineering Group, Inc.; he was a Vice President when he left that firm. Dr. Kahane graduated from the University of California, Los Angeles (B.A., M.S.P.H., D.Env.).

     Douglas W. McMinn, 46, is the President of the Company's International Operations Group. He has held senior management positions with the Company since 1987. From 1985 to 1987, he was Assistant Secretary for Economic and Business Affairs, U.S. Department of State. Prior to that time, he was Director,

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 13

International Economic Affairs, National Security Council (1982-1985) and Deputy Chief of Mission, Office of the United States Trade Representative, Geneva, Switzerland (1979-1981). Mr. McMinn graduated from Gustavus Adolphus College (B.A.), Johns Hopkins University (M.L.A.), and Johns Hopkins University School of Advanced International Studies (M.A.).

     George D. O'Brien, 56, has been President of ICF Kaiser Hanford Company since January 1, 1994. Dr. O'Brien joined the Company in 1989 and was directing the Company's infrastructure engineering and construction operations at the time of his 1994 appointment as President of the Company's Hanford subsidiary. From 1986 to 1989, Dr. O'Brien was Commanding Officer of the nuclear-powered aircraft carrier USS Carl Vinson; prior to that, he held a variety of assignments within the U.S. Navy involving aircraft and ship operations, aircraft engineering program management, and national strategic planning. Dr. O'Brien graduated from the U.S. Naval Academy (B.S.) and the Navy Post Graduate School (Ph.D.), Monterey, California.

     Alvin S. Rapp, 54, has been President and Chief Executive Officer of the Company's Engineering & Construction Group since November 1993. Prior to joining the Company, he was a regional group vice president of Jacobs Engineering Group, Inc., having joined Jacobs in 1981 as manager of engineering in that company's Baton Rouge, Louisiana office. Prior to joining Jacobs, Mr. Rapp held a variety of management positions with Ciba-Geigy Corporation, U.S.S. Agri-Chemicals, and E.I. du Pont de Nemours & Company, Inc. Mr. Rapp graduated from Christian Brothers College (B.S.E.E.), Memphis, Tennessee.

     Marcy A. Romm, 35, has been Senior Vice President and Director of Human Resources of the Company since June 1993. She has held Human Resources positions at ICF Kaiser since 1984. Ms. Romm graduated from George Washington University (B.A., M.B.A.).

     Kenneth A. Schweers, 47, is Chairman of the Company's Consulting Group. He has held senior management positions in several of ICF Kaiser's operating subsidiaries since 1976. Mr. Schweers graduated from Stanford University (B.S., M.B.A.).

     Ronald R. Spoehel, 36, has been Senior Vice President of ICF Kaiser International, Inc. since 1990 and was elected Treasurer in 1992. He has been the Chief Financial Officer (Acting) since March 1994. He was a Vice President of Shearson Lehman Hutton Inc. from 1985 to 1990 and a Vice President of Bank of America NT&SA from 1980 to 1985. Mr. Spoehel graduated magna cum laude from The Wharton School (B.S.E.), The Moore School of Electrical Engineering (M.S.E.), and The Wharton School (M.B.A.), all at the University of Pennsylvania.

     Marc Tipermas, 46, has been Executive Vice President and Director of Corporate Development for ICF Kaiser International, Inc. since May 1993. He has held senior management positions in several of ICF Kaiser's operating subsidiaries since joining the Company in 1981. From 1977 to 1981, Dr. Tipermas was employed by the U.S. Environmental Protection Agency where he was the Director of the Superfund Policy and Program Management Office from 1980 to 1981. Prior to joining EPA, he was Assistant Professor of Political Science at the State University of New York at Buffalo from 1975 to 1977. Dr. Tipermas has been a director of ICF Kaiser International, Inc. since October 1993. Dr. Tipermas graduated from the Massachusetts Institute of Technology (S.B.) and Harvard University (A.M., Ph.D.).

     Paul Weeks, II, 50, has been Senior Vice President, General Counsel, and Secretary of ICF Kaiser International, Inc. since 1990. He joined ICF Kaiser Incorporated in May 1987 as its Vice President, General Counsel, and Secretary. From 1973 to 1987, he was employed by Communications Satellite Corporation where from 1983 to 1987 he was Assistant General Counsel for Corporate Matters. Mr. Weeks graduated from Princeton University (B.S.E.E.) and The National Law Center of George Washington University (J.D.).

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 14

                                    PART II


================================================================================
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
================================================================================

     Since September 14, 1993, the Common Stock has been traded on the New York Stock Exchange (NYSE) under the symbol "ICF". Prior to that date, the Common Stock was traded on the NASDAQ National Market System. At May 4, 1994, the Company's record date for its 1994 Annual Meeting of Shareholders, there were 1,283 shareholders of record; the Company believes that there are approximately 6,783 beneficial owners of Common Stock.

     On May 18, 1994, the closing price of the Common Stock as reported by the NYSE was $2.625. The following table sets forth, for the periods indicated, the high and low bid information for the Common Stock as reported on the NASDAQ National Market System and the high and low sales prices on the NYSE:

===============================================================================
                       Common Stock Price
                                                   High     Low
Fiscal Year Ended February 28, 1993
    First Quarter...............................  $10.875 $ 7.25
    Second Quarter..............................    7.75    5.00
    Third Quarter...............................    7.50    4.00
    Fourth Quarter..............................    8.50    5.875
Fiscal Year Ended February 28, 1994
    First Quarter...............................  $ 6.875 $ 4.75
    Second Quarter..............................    5.50    3.75
    Third Quarter (September 1 - September 13)..    4.875   4.375
    Third Quarter (September 14 - November 30)..    5.375   4.00
    Fourth Quarter..............................    5.00    3.625
===============================================================================

     The Corporation's Transfer Agent and Registrar is First Chicago Trust Company of New York, Mail Suite 4692, P.O. Box 2534, Jersey City, NJ 07303-2534. The Shareholder Relations telephone number is (201) 324-0498.

     The Company has never paid cash dividends on its Common Stock. The Board of Directors anticipates that no cash dividends will be paid on its Common Stock for the foreseeable future and that the Company's earnings will be retained for use in the business.

     The Board of Directors determines the Company's Common Stock dividend policy based on the Company's results of operations, payment of dividends on preferred stock, financial condition, capital requirements, and other circumstances. The Company's debt agreements allow dividends to be paid on its capital stock provided that the Company complies with certain limitations imposed by the terms of such agreements. See Note F to the Consolidated Financial Statements.



- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 15

===============================================================================
                      Item 6.   Selected Financial Data
===============================================================================

     The selected consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein. Certain items in fiscal years 1993 and 1992 have been reclassified to conform to the fiscal year 1994 presentation.

==========================================================================================================================
                                            SELECTED CONSOLIDATED FINANCIAL DATA
                                            (in thousands, except per share data)

                                                                              Year ended February 28,
                                                                              -----------------------
                                                           1994/(1)/       1993      1992/(1)(3)/       1991        1990
                                                          ------          ------    ------             ------      ------
Statement of Operations Data:
Gross revenue..........................................     $651,657     $678,882      $710,873       $624,976    $503,904
Service revenue /(2)/..................................      382,708      391,528       385,942        363,318     278,255
Operating income (loss)................................       (5,230)      22,744       (43,963)        33,287      22,563
Income (loss) before income taxes......................      (12,877)      14,894       (54,310)        24,018      14,906
Net income (loss) before extraordinary item............      (12,528)       8,639       (40,516)        14,291       8,794
Net income (loss) /(3)/................................      (18,497)       8,639       (40,516)        14,291       8,794
Net income (loss) available for common shareholders....      (25,322)       3,346       (42,932)        13,434       8,794
Primary Net Income (Loss) Per Common Share:
  Before extraordinary item and redemption of
    redeemable preferred stock.........................       $(0.83)       $0.16        $(2.25)         $0.71       $0.57
  Extraordinary loss on early extinguishment of debt...        (0.29)         ---           ---            ---         ---
  Redemption of redeemable preferred stock.............        (0.09)         ---           ---            ---         ---
                                                          ----------     --------   -----------       --------    --------
   Total...............................................       $(1.21)       $0.16        $(2.25)         $0.71       $0.57
                                                          ==========     ========   ===========       ========    ========
Fully Diluted Net Income (Loss) Per Common Share:
  Before extraordinary item and redemption of
    redeemable preferred stock.........................       $(0.83)       $0.16        $(2.25)         $0.68       $0.57
  Extraordinary loss on early extinguishment of debt...        (0.29)         ---           ---            ---         ---
  Redemption of redeemable preferred stock.............        (0.09)         ---           ---            ---         ---
                                                          ----------     --------   -----------       --------    --------
   Total...............................................       $(1.21)       $0.16        $(2.25)         $0.68       $0.57
                                                          ==========     ========   ===========       ========    ========
Weighted average common and common equivalent
   shares outstanding, assuming full dilution..........       20,886       21,272        19,085         20,308      15,527
Balance Sheet Data (end of period):
Total assets...........................................     $281,198     $293,076      $318,947       $357,457    $237,057
Working capital........................................       90,725       87,845        66,065         74,754      43,430
Long-term liabilities..................................      130,752       75,602        85,675        109,820      53,019
Redeemable preferred stock.............................       20,212       44,824        45,161         26,498       3,997
Shareholders' equity...................................       30,780       58,521        51,151         88,839      58,503
___________________
(1)  Gross revenue and service revenue for the fiscal year ended February 29, 1992, exclude businesses discontinued by the Company in fiscal year 1992; the financial data for fiscal years 1990 through 1991 includes results for the entire Company. In fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 106,
     Employers' Accounting for Postretirement Benefits Other than Pensions. In fiscal year 1992, the Company adopted
     Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

(2)  Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the income of joint ventures and affiliated companies.

(3)  Fiscal year 1992 reflects an after-tax charge of $52.4 million associated with the disposal and restructuring of certain businesses.
==========================================================================================================================

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 16

================================================================================
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

Overview

  ICF Kaiser is one of the nation's largest engineering, construction, and consulting services companies, providing fully integrated services to domestic and foreign clients in the environmental, infrastructure, industrial, and energy markets, in both the private and public sectors.

  ICF Kaiser had operating and net income of $8.2 million and $2.0 million, respectively, through the first nine months of fiscal 1994; however, in the fourth quarter of fiscal 1994, there was an unanticipated sharp decline in ICF Kaiser's operating performance, resulting in a fourth-quarter operating loss of $13.5 million including unusual items and a $14.6 million net loss before extraordinary item ($0.74 per share). Although revenue increased in the fourth quarter, primarily due to a large expansion of ICF Kaiser's contract to provide services at the U.S. Department of Energy's (DOE) Hanford, Washington, site, other volume decreased significantly. This decrease was impacted by loss of business days due to severe weather in the East and the Los Angeles earthquake, and by deterioration of the Company's energy engineering business, as well as, by increased marketing costs as the Company aggressively pursued new business. This unexpected volume decline was not proportionately matched with immediate cost reductions. Throughout the fourth quarter, ICF Kaiser had been continuing its ongoing cost-cutting efforts and finalizing action plans for certain operating units. The Company expanded and accelerated the scope of these efforts late in the fourth quarter. By the end of the fourth quarter, the Company's substantive actions to address the loss and to improve future performance included: downsizing the work force, consolidating office space, renegotiating significant leases, and restructuring certain international operations. The Company recorded an $8.2 million unusual charge in the fourth quarter for the cost of these actions; these actions are expected to save in excess of $8.0 million of annual operating expenses in the future. Management expects these actions to be fully completed in fiscal 1995.

  The fourth-quarter loss eliminated the Company's operating and net income recorded through the first nine months of fiscal 1994, resulting in a $5.2 million operating loss and a $12.5 million net loss before extraordinary item ($0.83 per share) in fiscal 1994, a $21.2 million ($0.99 per share) decrease from fiscal 1993. Excluding unusual items and cost of disposal of businesses, the Company had operating income of $3.5 million in fiscal 1994, a $20.6 million decrease from the comparable amount in fiscal 1993. This decrease is primarily the result of the items discussed above as well as a decline in the utilization of professionals due to weakened demand in the Company's markets, a slowdown in government contracting due to the change in Presidential Administrations (particularly in the first half of fiscal 1994), delays in spending by clients under existing contracts, the completion of several large industrial projects, the sale of two income-producing businesses in fiscal 1993, and a delayed impact of the Company's cost-reduction efforts which began in the fourth quarter of fiscal 1993.

  Although certain sectors of the overall economy have recently shown positive trends, companies in ICF Kaiser's primary industrial markets have not yet significantly increased their capital spending commitments, and many of ICF Kaiser's public clients in the infrastructure market are experiencing strong budgetary and regulatory pressure. This has resulted in a very competitive operating environment for the Company. In order to compete effectively, ICF Kaiser will continue to strengthen management control and reduce costs through its reorganized operating structure and management team. The Company is also committed to continuing its aggressive marketing and technology investment program, which began in fiscal 1994. ICF Kaiser management believes that a tightly controlled, lower cost structure, combined with strategic growth, will return ICF Kaiser to long-term profitability.

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 17

Outlook

  Similar to many companies in its industry, ICF Kaiser continued to experience weak demand in its key markets. The pace of federal spending under the Company's existing environmental contracts, although improved in fiscal 1994, has slowed considerably compared to prior years. This slowdown over prior years was compounded by several factors, including the change in Presidential Administrations, a continued sluggish market for major industrial and environmental expenditures, and the completion of several large industrial projects. These factors resulted in reduced levels of gross and service revenue; however, ICF Kaiser expanded its backlog to $1.6 billion as of February 28, 1994, compared to $1.0 billion at February 28, 1993. The continuation of positive trends in the U.S. economy, combined with an increasing domestic and international focus on solving environmental and infrastructure issues, provides ICF Kaiser with growth potential. Although the Company's recent strategic actions could yield some short-term benefit, they are intended to position the Company for long-term growth. ICF Kaiser management will continue to focus on areas for additional cost-cutting, improving the efficiency of operations, and developing marketing opportunities in order to improve the Company's operating results.

  On October 15, 1993, the Company announced that it had signed a material amendment to the contract it won in early 1993 to continue to provide services at the DOE Hanford site. The Company estimates that the architect-engineering, construction management, and operating support services to be provided under the amended contract will be worth more than $700 million in gross revenue over the remaining term of the amendment. The Company estimates that the fees it will be eligible to earn under this contract will increase significantly as the amended contract provides the Company with the opportunity to earn incentive fees related to technology transfers and efficiency savings. In connection with the contract amendment and in order to reduce duplication of work and to improve management control and efficiency of operation, DOE, with the Company's concurrence, assigned management of substantially all aspects of the amended contract to Westinghouse Hanford Company, another Management and Operating contractor at DOE's Hanford site.

Recapitalization

  To provide ICF Kaiser with a more stable, long-term financing structure, the Company completed a recapitalization program in the fourth quarter of fiscal 1994 by issuing 125,000 Units, each Unit consisting of $1,000 principal amount of the Company's newly issued 12% Senior Subordinated Notes due 2003 and 4.8 warrants, each to purchase one share of the Company's common stock at $5.00 per share. ICF Kaiser used the proceeds to repurchase senior and subordinated debt, certain series of preferred stock, and certain existing warrants (see "Liquidity and Capital Resources" for further discussion). The recapitalization resulted in a $6.0 million extraordinary charge (net of $0 tax benefit due to the unanticipated decline in fourth-quarter results) for the early extinguishment of debt and a $1.9 million charge to net income available for common shareholders to repurchase the Company's Series 2C Senior Preferred Stock. These charges reduced earnings per share $0.38 for a total loss of $1.21 per share in fiscal 1994.



- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 18

Results of Operations

  The following table summarizes key elements in the Consolidated Statements of Operations for the years ended February 28, 1994, February 28, 1993, and February 29, 1992. Certain items in fiscal 1993 and 1992 have been reclassified to conform to the fiscal 1994 presentation.


                                         1994          1993          1992
- - --------------------------------------------------------------------------------
                                                (Dollars in millions)

Gross revenue                            $651.7       $678.9        $710.9

Service revenue                          $382.7       $391.5        $385.9

Service revenue as a percentage
  of gross revenue                         58.7%        57.7%         54.3%

Expenses as a percentage of
  service revenue:

   Direct cost of services and overhead    85.1%        80.0%         80.2%

   Administrative and general              11.5%        11.2%         11.5%

   Depreciation and amortization            2.5%         2.7%          2.4%

   Unusual items, net                       2.3%        (0.0)%        (1.6)%

   Costs of disposal of businesses, net       -          0.3%         19.0%

Operating income (loss)                    (1.4)%        5.8%        (11.5)%

- - -------------------------------------------------------------------------------

  Gross revenue represents services provided to customers with whom the Company has a primary contractual relationship. Included in gross revenue are costs of certain services subcontracted to third parties and other reimbursable direct project costs, such as materials procured by the Company on behalf of its customers.

  Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the income of joint ventures and affiliated companies. ICF Kaiser believes that it is appropriate to analyze operating margins and other ratios in relation to service revenue because such revenue and ratios reflect the work performed directly by the Company.

Fiscal 1994 Compared to Fiscal 1993

  Gross and service revenue declined 4.0% and 2.2%, respectively, to $651.7 million and $382.7 million in fiscal 1994 primarily due to the successful completion of two large industrial projects during fiscal 1993 ($81.3 million and $9.2 million, respectively); a significant decline in other engineering and construction business ($38.1 million and $21.9 million, respectively); the sale of an ICF Kaiser subsidiary during the third quarter of fiscal 1993 ($14.4 million and $10.3 million, respectively); a decline in the Company's energy engineering business ($11.8 million and $9.6 million, respectively); and the general impact of reduced government spending, loss of business days due to severe weather in the East and the Los Angeles earthquake, and the sluggish economy discussed above. The decrease was partially offset by a significant increase in ICF Kaiser's services provided to DOE at the Hanford site ($120.8 million and $52.4 million, respectively). This

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 19
increase was primarily due to the amendment of ICF Kaiser's contract with DOE, which was effective October 1, 1993.  Service revenue as a percentage of gross revenue increased as the Company continued its concerted efforts to shift more work from subcontractors to Company personnel.  Equity in income from joint ventures and affiliated companies, and consequently service revenue, declined due to the successful early completion of a natural gas liquefaction project on
Australia's Northwest Shelf ($2.8 million) and the sale of the Company's interest in Acer Group Limited ($1.6 million), partially offset by $1.1 million of income from the Company's interest in an entity that owns a coal pulverization facility.

  The Company's direct cost of services and overhead increased to 85.1% of service revenue in fiscal 1994 from 80.0% in fiscal 1993. The relatively fixed nature of certain of the Company's indirect costs (e.g., office rent) and the timing of the actions discussed under "Overview," delayed the impact of cost reductions in the fourth quarter. At the present time, strategic plans have been developed and actions have been taken to position ICF Kaiser's operating groups to compete effectively under current market conditions. ICF Kaiser also increased its commitment to marketing in fiscal 1994, which contributed to the overall increase in administrative and general expense.

  Depreciation and amortization expense decreased $1.2 million to $9.6 million for the year ended February 28, 1994, primarily as the result of the write-off of certain software assets in the third quarter of fiscal 1993.

  ICF Kaiser's interest expense for the year ended February 28, 1994, decreased 4.8% from fiscal 1993. The decrease is attributable to both the reduced average amount of debt outstanding and lower prevailing interest rates. Interest expense will increase in future periods as a result of the recapitalization completed in fiscal 1994, discussed under "Liquidity and Capital Resources." This increase in interest expense will be partially offset by a reduction in preferred dividends.

  ICF Kaiser's effective tax rate decreased to 2.7% in fiscal 1994 from 42% in fiscal 1993 because the book loss includes a high level of nondeductible expenses such as goodwill, differences between the book and tax basis of businesses sold, and losses from controlled foreign corporations. This impact was magnified by the unanticipated decline in operating results in the fourth quarter of fiscal 1994. As a result of the combination of lower projected net income levels and goodwill amortization, a nondeductible item, the Company's effective tax rate is expected to be above traditional levels in the near-term future. A $3.3 million valuation allowance was established in fiscal 1994 for deferred tax assets, primarily net operating loss carryforwards, that might not be realized in the near future. Although the Company believes it will ultimately use all of its net operating loss carryforwards, the valuation allowance was established due to the extraordinary item and recent operating results. The Company has net operating losses of $12.1 million, of which $1.2 million expire in fiscal 2004 and $10.9 million expire in 2009. The Company has recorded $0.9 million of tax credit carryforwards, the majority of which do not expire. Management believes that due to actions taken in fiscal 1994, such as the reorganization discussed under "Overview," the Company's expected levels of pretax earnings for financial reporting purposes, when adjusted for nondeductible expenses such as goodwill amortization, will generate sufficient future taxable income to realize the $16.1 million deferred tax asset within the 15-year net operating loss carryforward period.

Fiscal 1993 Compared to Fiscal 1992

  Gross revenue was $678.9 million in fiscal 1993, a $32.0 million or 4.5% reduction from $710.9 million in fiscal 1992. This decrease in the Company's gross revenue is primarily attributable to an Australian subsidiary, which successfully wound down its natural gas liquefaction project in northwest Australia ahead of schedule ($37.5 million); the completion of a large industrial project in the first half of fiscal 1993 ($34.2 million); and the impact of several other projects nearing completion; offset by an increase in ICF Kaiser's project to manage the construction of a large industrial facility ($26.6 million) and an increase in ICF Kaiser's services provided to DOE at its Hanford site ($21.6 million).

  Fiscal 1993 service revenue increased slightly over fiscal 1992 service revenue (1.5%). Also, service revenue as a percentage of gross revenue increased, indicating that a greater portion of ICF Kaiser's gross

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 20
revenue was being provided by the Company and its personnel rather than subcontractors.  The majority of the projects that were completed or neared completion in fiscal 1992 had a significant percentage of their gross revenue being generated from subcontracted work and material costs.  In fiscal 1993, the decline in service revenue on the completed projects was offset by increased environment- and infrastructure-related service revenue of $9.8 million and $8.3 million, respectively.

  The percentage of service revenue represented by administrative and general expenses decreased in fiscal 1993 resulting, in part, from the lower level of costs associated with a restructuring program begun in fiscal 1992 and completed in fiscal 1993.

  Depreciation and amortization increased $1.6 million in fiscal 1993 compared with fiscal 1992 which was primarily the result of a full year of amortization of certain goodwill and intangible assets acquired in fiscal 1992.

  Net interest expense decreased in fiscal 1993 primarily as the result of lower prevailing interest rates and the use of proceeds from the sale of a health consulting subsidiary and other discontinued businesses to pay down the Company's credit facility.

  The $6.3 million tax provision for fiscal 1993 differs from the statutory rate primarily as a result of state income taxes and the amortization of goodwill.

Discontinued Businesses

  At February 28, 1993, the Company had sold or otherwise disposed of all businesses discontinued in fiscal 1992 when the Board of Directors approved management's recommendation to discontinue certain non-core businesses, resulting in a $73.4 million provision for restructuring and disposal of businesses to provide for operating losses of discontinued businesses through disposal; losses on the disposal of those businesses included in the plan at that time; and one-time restructuring charges for closing and consolidating certain operations of core businesses. In fiscal 1993, ICF Kaiser increased the provision for restructuring and disposal of businesses by an additional $1.3 million to provide for the combined impact of the sale of a health consulting subsidiary determined to be outside of the Company's core businesses and the revisions to the estimates of remaining liabilities relating to discontinued businesses.

Liquidity and Capital Resources

  ICF Kaiser increased its liquidity in fiscal 1994. Cash and cash equivalents increased $17.1 million to $25.5 million primarily due to the Company's recapitalization program and the collection of outstanding accounts receivable. Operating activities, primarily the collection of accounts receivable, partially offset by decreased accounts payable, contributed $17.9 million, which was slightly offset by investing activities. The Company's working capital increased $2.9 million or 3.3% to $90.7 million at February 28, 1994.
Management believes that current projected levels of cash flows and operating revenues and the availability of borrowings under the Company's Credit Facility will be adequate to fund operations throughout fiscal 1995.

  The composition of the Company's capital structure changed significantly as a result of a recapitalization completed in fiscal 1994. Total debt increased by $48.7 million and redeemable preferred stock and preferred stock decreased by $24.6 million and $6.9 million, respectively. On January 11, 1994, ICF Kaiser issued 125,000 Units, each Unit consisting of $1,000 principal amount of the Company's newly issued 12% Senior Subordinated Notes due 2003 (12% Notes) and
4.8 warrants, each to purchase one share of the Company's common stock at an exercise price of $5.00 per share. Of the net issue price of $121,487,500 ($125,000,000 less a $3,512,500 discount), $900,000 was allocated to the value of the 600,000 warrants and $120,587,500 to the 12% Notes. The net proceeds were used to retire the Company's 13.5% Senior Subordinated Notes (13.5% Notes) at 114.17% ($34.3 million), to repurchase warrants issued in connection with the 13.5% Notes ($1.6 million), to repurchase its Series 1 Junior Convertible Preferred Stock and pay accrued dividends thereon ($5.1 million), to repurchase its Series 2C Senior Preferred Stock at 106.25%

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 21
together with the Series 2C Warrants ($26.6 million), to repay the outstanding balance on the Company's existing revolving credit facility ($45.0 million), and to repay, on behalf of the Company's Employee Stock Ownership Plan (ESOP), the
outstanding balance on the ESOP loan ($1.7 million).  The balance was used for general corporate purposes.

  An amended $60 million revolving credit facility (the Credit Facility) became effective concurrently with the issuance of the 125,000 Units, replacing the former credit facility which was due to expire on September 30, 1994. The Credit Facility is provided by a lead bank and a consortium of other banks (together, the Banks) with terms and covenants similar to those under the former credit facility. ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the Credit Facility, granted the Banks a security interest in certain accounts receivable and certain other assets. The Credit Facility restricts the payment of cash dividends and requires the maintenance of specified financial ratios. Effective April 22, 1994, ICF Kaiser and the Banks entered into an amendment that modified certain of the financial ratios and other terms of the agreement, including a $20 million limitation on cash borrowings. As of February 28, 1994, there were no borrowings outstanding under the Credit Facility, except for letters of credit, and the Company had $50.7 million of available credit under the Credit Facility. The Credit Facility expires on October 31, 1996, and contains Eurodollar and alternate base interest rate alternatives with margins dependent upon the Company's financial operating results.

  Investments in subsidiaries and affiliates were $2.8 million for fiscal 1994. The investments were primarily related to an investment in an entity that owns a coal pulverization facility. The Company intends to continue to pursue joint-venture and other investment opportunities in instances where it can acquire access to technology or technical expertise not resident within the Company.

  On January 31, 1994, ICF Kaiser completed the sale of a portion of its energy engineering business, generating $2.6 million in cash. The proceeds were received on March 4, 1994, and are classified in other current assets at February 28, 1994, on the accompanying balance sheet.

Impact of New Accounting Standard

  The Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS No.
106), effective March 1, 1993. The Company's post-employment obligation extends to only a limited group of retirees (and their spouses) who joined ICF Kaiser through an acquisition, and their benefits are limited to a fixed amount per person. SFAS No. 106 requires that companies accrue post-employment benefits over the period benefits are earned. The Company has elected the prospective transition method and is amortizing its $14.2 million transition obligation over
14.5 years, the average remaining life expectancy of the retirees and their spouses. The Company's ongoing expense under SFAS No. 106 includes the interest component and the amortization of the transition obligation.

Effects of Inflation

  The majority of the Company's contracts are cost reimbursable and, therefore, the inflation rate in the United States, as well as in other countries in which the Company operates, generally has relatively little impact on operating margins; however, as a professional services company, the Company is more labor-intensive than an industrial firm. To attract and maintain the high-caliber professional staff it needs, the Company must structure its compensation programs competitively. The wage-demand effects of inflation, which have been minimal in the past several years, would be felt almost immediately in the Company's costs.

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 22

===============================================================================
            Item 8.  Financial Statements and Supplementary Data
===============================================================================

  The Financial Statements and Supplementary Data appear on pages F-1 through F-18 and S-1 through S-3 hereto.

===============================================================================
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
================================================================================

  None


                                    PART III

===============================================================================
        Item 10.   Directors and Executive Officers of the Registrant
===============================================================================

  Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders (the "Proxy Statement) and is incorporated herein by reference. Information regarding executive officers of the Registrant is included under a separate caption in Part I hereof. Information regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement and is incorporated herein by reference.

===============================================================================
                      Item 11.   Executive Compensation
===============================================================================

  Information regarding this item is included under the caption "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

===============================================================================
  Item 12.   Security Ownership of Certain Beneficial Owners and Management
===============================================================================

  Information regarding this item is included under the caption "Voting Securities of the Company and Certain Shareholdings" in the Company's Proxy Statement and is incorporated herein by reference.

===============================================================================
          Item 13.   Certain Relationships and Related Transactions
===============================================================================

  Information regarding this item is included under the captions "Certain Transactions with Certain Directors," "Agreements and Transactions with Executive Officers Named in the Summary Compensation Table," and "Agreements and Transactions with Other Executive Officers" in the Company's Proxy Statement and is incorporated herein by reference.



- - -------------------------------------------------------------------------------
ICF Kaiser international, Inc. 1994 Annual Report on Form 10-K         Page 23

                                   PART IV


================================================================================
 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
================================================================================

              (a) Documents filed as part of this Report                    Page

1. Consolidated Financial Statements of ICF Kaiser International, Inc. and Subsidiaries

   a. Report of Independent Accountants...................................   F-1

   b. Consolidated Balance Sheets as of February 28, 1994,
      and February 28, 1993...............................................   F-2

   c. Consolidated Statements of Operations for the years ended
      February 28, 1994, February 28, 1993, and February 29, 1992.........   F-3

   d. Consolidated Statements of Shareholders' Equity for the years ended
      February 28, 1994, February 28, 1993, and February 29, 1992.........   F-4

   e. Consolidated Statements of Cash Flows for the years ended
      February 28, 1994, February 28, 1993, and February 29, 1992.........   F-5

   f. Notes to Consolidated Financial Statements..........................   F-6

2. Supplemental Schedules Relating to the Consolidated Financial
    Statements of ICF Kaiser International, Inc. and Subsidiaries for each of the three years in the period ended February 28, 1994

   a. Schedule II: Amounts receivable from related parties and underwriters,
      promoters, and employees other than related parties.................   S-1

   b. Schedule VIII: Valuation and qualifying accounts....................   S-3

    All Schedules except those listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

                                  (b) Exhibits

Exhibit No. 3 -- Articles of Incorporation and By-laws

  3(a) Certificate of Incorporation of ICF Kaiser International, Inc. (restated through June 26, 1993) (Incorporated by reference to Exhibit No. 3(a) to Quarterly Report on Form 10-Q (Registration No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

  3(b) Amended and Restated By-laws of ICF Kaiser International, Inc. (as amended through June 29, 1992, and as further amended to reflect the Corporation's name change on June 26, 1993) (Incorporated by reference to Exhibit No. 3(b) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

Exhibit No. 4 -- Instruments Defining the Rights of Security Holders, including
                 Indentures

  4(a) Indenture dated as of January 11, 1994, between the Registrant and The
       Bank of New York, as Trustee (Incorporated by reference to Exhibit No. 4(a) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14,
       1994)

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 24

  4(b) Form of 12% Senior Subordinated Note due 2003 (Incorporated by reference to Exhibit No. 4(b) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(c) American Capital and Research Corporation $30,000,000 Senior Subordinated
       Notes due 1999 and Common Stock Purchase Warrants expiring 1999, and related agreements (Incorporated by reference to Exhibit No. 4(c) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)

       1. Modification Letter dated as of November 1, 1989 (Incorporated by reference to Exhibit No. 4(c) to Amendment No. 2 to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on December 4, 1989)

       2. Modification Letter dated as of January 13, 1992, (Incorporated by reference to Exhibit No. 4(a)(2) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

       3. Modification Letter dated as of June 26, 1992 (together with Revised Common Stock Purchase Warrants)(Incorporated by reference to Exhibit No. 4(a)(3) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the first quarter of fiscal 1993 filed with the Commission on July 10, 1992)

       4. Modification Letter (HSRI) dated as of February 21, 1992

       5. Modification Letter (Severn) dated as of February 21, 1992

       6. Modification Letter (Lewin, DSC) dated as of November 24, 1992

       7. Modification Letter (Acer) dated as of February 19, 1993

       8. Modification Letter (PLS) dated as of February 24, 1993
       (Items 4-8 are incorporated by reference to Exhibit No. 4(a) to Annual Report on Form 10-K (Registrant No. 1-12248) for the fiscal year ended February 28, 1993 filed with the Commission on May 21, 1993)

       9. Modification Letter (Stitt) dated as of July 31, 1993

       10. Modification Letter (Series 1 dividend) dated as of August 13, 1993 (Items 9-10 are incorporated by reference to Exhibit No. 4(a)(9-11) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

       11. Modification Letters (Note and Purchase Agreement) dated as of August 4, 1993, as amended October 20, 1993

       12. Modification Letter (Stitt extension) dated as of October 20, 1993 (Items 11-12 are incorporated by reference to Exhibit No. 4(c)(11-12) to Registration Statement on Form S-1 (No. 33-51677) filed with the Commission on December 23, 1993)

  4(d) Credit Agreement among ICF Kaiser International, Inc., certain Banks, and
       Chemical Bank (Delaware), as Agent, dated as of December 8, 1993, as amended (see Exhibit No. 10(a))

  4(e) ICF Kaiser International, Inc. Series 2D Warrant, No. 2D-2, dated January
       11, 1994 (Incorporated by reference to Exhibit No. 4(f) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(f) Securities Purchase Agreement by and among ICF Kaiser International,
       Inc., IFINT-USA Inc., and FIMA Finance Management Inc., B.V.I. dated as of December 20, 1990 (Incorporated by reference to Exhibit No. 4(b) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1991 filed with the Commission on January 14, 1991)

    1. Amendment No. 1 to Securities Purchase Agreement dated as of January 13, 1992 (Incorporated by reference to Exhibit No. 4(e)(1) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

    2. Amendment No. 2 to Securities Purchase Agreement (Incorporated by reference to Exhibit 4(g)(2) to Amendment No. 2 to Registration Statement on Form S-1 (No. 33-70986) filed with the Commission on December 23,
       1993)

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 25

  4(g) Amended and Restated Registration Rights Agreement dated as of January
       13, 1992, between ICF Kaiser International, Inc. and FIMA Finance Management Inc., (Incorporated by reference to Exhibit No. 4(f) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

  4(h) Registration Rights Agreement, dated as of November 13, 1991, between ICF
       Kaiser International, Inc. and U.S. Trust Company of California, N.A., a national association, solely in its capacity as trustee of the ICF Kaiser International, Inc. Retirement Plan Trust (Incorporated by reference to Exhibit No. 4(g) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

  4(i) Rights Agreement dated as of January 13, 1992 between ICF Kaiser
       International, Inc. and Office of the Secretary, ICF Kaiser International, Inc. as Rights Agent, including

    1. Form of Certificate of Designations of Series 4 Junior Preferred Stock

    2. Form of Rights Certificate

    3. Summary of Rights to Purchase Preferred Stock
       (Incorporated by reference to Exhibit No. 4(h) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

  4(j) Restated Certificate of Incorporation of AEG Purchase Co., as amended by
       Certificate of Correction to Restated Certificate of Incorporation of AEG Purchase Co. (Pursuant to the Certificate of Merger of Kaiser Engineers Group, Inc. into AEG Purchase Co.; AEG Purchase Co. changed its name to Kaiser Engineers Group, Inc.) (Incorporated by reference to Exhibit No. 4(d) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)

  4(k) Warrant Agreement dated as of January 11, 1994, between the Registrant and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(c) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(l) Form of Warrant expiring December 31, 1998 (Incorporated by reference to
       Exhibit No. 4(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(m) Form of Common Stock Purchase Warrant expiring May 15, 1999 (as amended and restated through January 11, 1994) (Incorporated by reference to Exhibit No. 4(e) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994 )

Exhibit No. 10 -- Material Contracts

 10(a) Amended and Restated Credit Agreement dated as of December 8, 1993, among the Registrant, the several Lenders from time to time parties hereto, and Chemical Bank, as Agent, including Exhibits thereto (Closing
       Date: January 11, 1994) (Incorporated by reference to Exhibit No. 10(a) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

    1. Waiver and First Amendment dated as of April 18, 1994

 10(b) ICF Kaiser International, Inc. Employee Stock Purchase Plan (as amended and restated as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(b) to Quarterly Report on Form 10-Q for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K       Page 26

 10(c) Trust Agreement for ICF Kaiser Incorporated Employee Stock Ownership
       Plan (adopted by ICF Kaiser International, Inc. Board of Directors in October 1987) (Incorporated by reference to Exhibit No. 10(c) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

 10(d) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

 10(e) ICF Kaiser International, Inc. Retirement Plan Trust Agreement (as
       amended and restated effective as of November 13, 1991) (Incorporated by reference to Exhibit No. 10(k) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14,
       1992)

 10(f) Stock Contribution Agreement entered into on November 13, 1991, between
       ICF Kaiser International, Inc. and U.S. Trust Company of California, N.A., a national association, solely in its capacity as trustee of the ICF Kaiser International, Inc. Retirement Plan Trust (Incorporated by reference to Exhibit No. 10(l) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14,
       1992)

 10(g) Lease Agreement between HMCE Associates (as Landlord) and ICF Kaiser
       Incorporated (as Tenant), dated January 30, 1987, for the lease of the Registrant's headquarters in Fairfax, Virginia (Incorporated by reference to Exhibit No. 10(a) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)

    1. First Amendment entered into August 31, 1987 (Incorporated by reference to Exhibit No. 10(a) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)

    2. Second Amendment entered into September 23, 1987 (Incorporated by reference to Exhibit No. 10(a) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)

    3. Third Amendment entered into as of February 12, 1990 (Incorporated by reference to Exhibit No. 10(a) to Annual Report on Form 10-K filed with the Commission on April 25, 1990)

 10(h) Lease Agreement between HMCE Associates Limited Partnership (as
       Landlord) and American Capital and Research Corporation (as Tenant), dated April 27, 1988, for the lease of space in the building adjacent to the Registrant's headquarters in Fairfax, Virginia (Incorporated by reference to Exhibit No. 10(b) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)

    1. First Amendment entered into July 29, 1988. (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K filed with the Commission on April 25, 1990)

    2. Second Amendment entered into as of February 12, 1990 (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K filed with the Commission on April 25, 1990)

    3. Third Amendment entered into as of December 22, 1992 (Incorporated by reference to Exhibit No. 10(h)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) for the fiscal year ended February 28, 1993 filed with the Commission on May 21, 1993)

 10(i) Amended and Restated Lease Agreement by and between Kaiser Engineers,
       Inc. and 1800 Harrison Limited Partnership, dated as of July 1, 1988, for the lease of the Registrant's offices in Oakland, California (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (No. 33-31576) filed with the Commission on October 13, 1989)

    1. First Amendment made as of March 27, 1991 (Incorporated by reference to Exhibit No. 10(a)(1) to Quarterly Report on Form 10-Q for the first quarter of fiscal 1993 filed with the Commission on July 10, 1992)

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K          Page 27

    2. Second Amendment made as of June 1992 (Incorporated by reference to Exhibit No. 10(a)(2) to Quarterly Report on Form 10-Q for the first quarter of fiscal 1993 filed with the Commission on July 10, 1992)

    3. Third Amendment made as of April 27, 1993 (Incorporated by reference to Exhibit No. 10(i)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) for the fiscal year ended February 28, 1993 filed with the

       Commission on May 21, 1993)

 10(j) Guaranty provided by American Capital and Research Corporation to 1800
       Harrison Limited Partnership, dated as of March 27, 1991, and First Amendment thereto dated as of June 1992, guaranteeing the performance of Kaiser Engineers, Inc. under an Amended and Restated Lease Agreement by and between Kaiser Engineers, Inc. and the California Public Employee's Retirement System, dated as of July 1, 1988, for the lease of the Registrant's offices in Oakland, California (Incorporated by reference to Exhibit No. 10(b) to Quarterly Report on Form 10-Q for the first quarter of fiscal 1993 filed with the Commission on July 10, 1992)

 10(k) ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(e) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15,
       1993)

 10(l) ICF Kaiser International, Inc. Employee Stock Ownership Plan (as amended and restated as of Marcy 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(c) to Quarterly Report on Form 10-Q (Registrant No. 1-12248)for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

 10(m) Agreement between Kaiser Engineers Hanford Company and the U.S.
       Department of Energy, with an effective date of October 1, 1993, for the performance of construction, construction management, maintenance, repair, and other construction related services and for the provision of engineering support and other technical services (Contract No.s DE-AC06-93RL12359) (Incorporated by reference to Exhibit No. 10(h) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

    1. Amendment/Modification No. M001, signed October 14, 1993 (Incorporated by reference to Exhibit No. 10(h) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

 10(n) Assignment Agreement between the U.S. Department of Energy, Kaiser
       Engineers Hanford Company, and Westinghouse Hanford Company, with an effective date of October 1, 1993 (Contract No. DE-A06-93RL12359) (Incorporated by reference to Exhibit No. 10(a) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

    1. Modification No. 1 dated October 25, 1993

 10(o) Massachusetts Water Resources Authority Agreement with ICF Kaiser
       Engineers, Inc. through its wholly owned subsidiary of ICF Kaiser Engineers of Massachusetts, Inc. for construction management services for Boston Harbor Project--Deer Island Related Facilities, Contract No. 5622 (June 1990) (Incorporated by reference to Exhibit No. 10(h) to Quarterly Report on Form 10-Q for the second quarter of fiscal 1991 filed with the Commission on October 12, 1990)

       (Amendment Nos. 1-3 incorporated by reference to Exhibit No. 10(n)(1-3) to Annual Report on Form 10-K (Registrant No. 1-12248) for the fiscal year ended February 28, 1993 filed with the Commission on May 21, 1993)

    P  1. Amendment No. 4 and Amendment No. 4A each dated December 2, 1993
          [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(o)(1) WAS FILED IN PAPER ON MAY 20, 1994, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION]

- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K          Page 28

 10(p) ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

 10(q)  ICF Kaiser International, Inc. Corporate Incentive Compensation Plan:
        Annual Incentive Plan (dated as of September 29, 1993) (Incorporated by reference to Exhibit No. 10(aa) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

Exhibit No. 10 -- Material Contracts (management contracts, compensatory plans, or arrangements.)

 10(aa) Restated Executive Agreement dated as of December 20, 1990, and
        Restated Compensation Agreement dated as of December 20, 1990, with James O. Edwards (Incorporated by reference to Exhibit No. 10(p) to Registration Statement on Form S-1 (No. 33-40628) filed with the Commission on May 16, 1991)

     1. Modification Letter dated January 13, 1992 (Incorporated by reference to Exhibit No. 10(e) to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-44993) filed with the Commission on February 11,
        1992)

 10(bb) Restated Executive Agreement dated as of December 20, 1990, and
        Restated Compensation Agreement dated as of December 20, 1990, with Kenneth A. Schweers, Executive Vice President of the Registrant, and Modification Letter dated January 13, 1992 (Incorporated by reference to Exhibit No. 10(i) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

 10(cc) Letter Agreement with Ronald R. Spoehel dated December 20, 1990
        (Incorporated by reference to Exhibit No. 10(z) to Annual Report on Form 10-K for fiscal year 1992 filed with the Commission on May 29, 1992.)

 10(dd) Letter Agreement with Michael J. Rowny dated March 4, 1992, as modified by letters dated March 18, 1992, and March 19, 1992. (Incorporated by reference to Exhibit No. 10(aa) to Annual Report on Form 10-K for fiscal year 1992 filed with the Commission on May 29, 1992.)

 10(ee) Letter Agreement with Norman A. Perry, Senior Vice President and
        Controller of the Registrant, dated October 6, 1992 (Incorporated by reference to Exhibit No. 10(ff) to Annual Report on Form 10-K (Registrant No. 1-12248) for the fiscal year ended February 28, 1993, filed with the Commission on May 21, 1993)

 10(ff) Letter Agreement with Raymond E. List, Executive Vice President of the
        Registrant, dated May 31, 1993 (Incorporated by reference to Exhibit No. 10(bb) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the first quarter of fiscal 1994 filed with the Commission on July 15, 1993)

 10(gg) ICF Kaiser International, Inc. Corporate Incentive Compensation Plan:
        Annual Incentive Plan (dated as of September 29, 1993) (Incorporated by reference to Exhibit No. 10(aa) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

 10(hh) ICF Kaiser International, Inc. Non-employee Director Stock Option Plan
        (as amended and restated as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(bb) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)


- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K          Page 29

 10(ii) ICF Kaiser International, Inc. Long Term Incentive Plan (as amended and restated as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(cc) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second of fiscal 1994 quarter filed with the Commission on October 15, 1993)

 10(jj) Agreement with Alvin S. Rapp, Executive Vice President of the
        Registrant, dated November 1, 1993 (Incorporated by reference to Exhibit No. 10(ll) to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-70986) filed with the Commission on November 22,
        1993)

 10(kk) Agreement with Douglas W. McMinn, Executive Vice President of the
        Registrant, signed November 23, 1993 (Incorporated by reference to Exhibit No. 10(mm) to Amendment No. 2 to Registration Statement on Form S-1 (No. 33-70986) filed with the Commission on December 23,
        1993)

 10(ll) Employment Agreement with Marc Tipermas effective as of March 1, 1994

 10(mm) Employment Agreement with Stephen W. Kahane effective as of March 1,
        1994

 10(nn) ICF Kaiser International, Inc. Senior Executive Officers Severance
        Plan as approved by the Compensation Committee of the Board of Directors on April 4, 1994, and adopted by the Board of Directors on May 5, 1994

Exhibit No. 11 -- Computation of Primary and Fully Diluted Earnings per Share

Exhibit No. 21 -- Subsidiaries of the Registrant as of May 1, 1994

Exhibit No. 23 -- Consent of Coopers & Lybrand (the Registrant's Independent
                  Accountants)

Exhibit No. 24 -- Powers of Attorney (included on signature pages of Form 10-K for fiscal year 1994)


                            (c) Reports on Form 8-K

  None



- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K          Page 30

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ICF Kaiser International, Inc.
                                                   (Registrant)



Date:  May 20, 1994                         By    /s/ James O. Edwards
                                               --------------------------
                                                    James O. Edwards
                                          Chairman and Chief Executive Officer




- - --------------------------------------------------------------------------------
                              POWER OF ATTORNEY

    Each of the undersigned hereby appoints James O. Edwards, Marc Tipermas,
Ronald R. Spoehel, Richard K. Nason, Paul Weeks, II, and Cynthia L. Hathaway,
and each of them severally, his or her true and lawful attorneys to execute
(in the name of and on behalf of and as attorneys for the undersigned) this
Form 10-K for fiscal year 1994 and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection with, the Securities and Exchange Commission.
- - --------------------------------------------------------------------------------


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                       (1) Principal executive officer


Date: May 20, 1994                          By     /s/ James O. Edwards
                                              -------------------------------
                                                     James O. Edwards,
                                           Chairman and Chief Executive Officer



               (2) Principal financial and accounting officer


Date: May 20, 1994                          By    /s/ Ronald R. Spoehel
                                              --------------------------------
                                                      Ronald R. Spoehel,
                                                    Senior Vice President,
                                              Chief Financial Officer (Acting),
                                                        and Treasurer



- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K          Page 31

- - --------------------------------------------------------------------------------

                              POWER OF ATTORNEY

    Each of the undersigned hereby appoints James O. Edwards, Marc Tipermas,
Ronald R. Spoehel, Richard K. Nason, Paul Weeks, II, and Cynthia L. Hathaway,
and each of them severally, his or her true and lawful attorneys to execute
(in the name of and on behalf of and as attorneys for the undersigned) this
Form 10-K for fiscal year 1994 and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection with, the Securities and Exchange Commission.
- - --------------------------------------------------------------------------------


                           (3) Board of Directors

Date: May 20, 1994                      By     /s/ Gian Andrea Botta
                                          ------------------------------
                                                Gian Andrea Botta,
                                                     Director

Date: May 20, 1994                      By      /s/ Thomas Bradley
                                          ------------------------------
                                                  Thomas Bradley,
                                                     Director

Date: May 20, 1994                      By       /s/ Tony Coelho
                                          ------------------------------
                                                   Tony Coelho,
                                                     Director

Date: May 20, 1994                      By     /s/ James O. Edwards
                                          ------------------------------
                                                 James O. Edwards,
                                                     Director

Date: May 20, 1994                      By     /s/ Frederic V. Malek
                                          ------------------------------
                                                Frederic V. Malek,
                                                     Director

Date: May 20, 1994                      By     /s/ Rebecca P. Mark
                                          ------------------------------
                                                 Rebecca P. Mark,
                                                     Director

Date: May 20, 1994                      By    /s/ Robert W. Page, Sr.
                                          ------------------------------
                                               Robert W. Page, Sr.
                                                   Director

Date: May 20, 1994                      By      /s/ Marc Tipermas
                                          ------------------------------
                                                  Marc Tipermas,
                                                     Director



- - -------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K          Page 32

                      Report of Independent Accountants
                      ---------------------------------

To the Board of Directors and Shareholders
ICF Kaiser International, Inc.


     We have audited the consolidated financial statements and financial statement schedules of ICF Kaiser International, Inc. and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICF Kaiser International, Inc. and Subsidiaries as of February 28, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                                               COOPERS & LYBRAND

Washington, D.C.
April 22, 1994



================================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K          Page F-1

               ICF Kaiser International, Inc. and Subsidiaries
                         Consolidated Balance Sheets



                                                  February 28,      February 28,
                                                     1994               1993
                                                  ==============================
                                                           (In thousands)

     ASSETS
     Current Assets
       Cash and cash equivalents                  $  25,509           $   8,445
       Contract receivables, net                    128,166             158,179
       Prepaid expenses and other current assets     19,472              21,503
       Refundable income taxes                          979               1,294
       Deferred income taxes                         16,053              12,553
                                                  ---------           ---------
           Total Current Assets                     190,179             201,974
                                                  ---------           ---------


     Fixed Assets
       Furniture, equipment, and leasehold
        improvements                                 40,630              40,120
       Less depreciation and amortization           (24,955)            (20,440)
                                                  ---------           ---------
                                                     15,675              19,680
                                                  ---------           ---------
     Other Assets
       Goodwill, net                                 49,916              53,896
       Investments in and advances to affiliates      5,600               2,207
       Due from officers and employees                1,830               1,361
       Other                                         17,998              13,958
                                                  ---------           ---------
                                                     75,344              71,422
                                                  ---------           ---------
                                                  $ 281,198           $ 293,076
                                                  =========           =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
       Accounts payable and accrued expenses      $  54,181           $  60,192
       Accrued salaries and employee benefits        23,439              25,804
       Current portion of long-term debt              1,088               5,276
       Income taxes payable                           1,511               1,448
       Deferred revenue                               8,462              11,302
       Other                                         10,773              10,107
                                                  ---------           ---------
           Total Current Liabilities                 99,454             114,129
                                                  ---------           ---------

     Long-term Liabilities
       Long-term debt, less current portion         121,954              69,115
       Other                                          8,798               6,487
                                                  ---------           ---------
                                                    130,752              75,602
                                                  ---------           ---------

     Commitments and Contingencies

     Redeemable Preferred Stock                      20,212              44,824
     Preferred Stock                                      -               6,900
     Common Stock, par value $.01 per share:
       Authorized-90,000,000 shares
       Issued and outstanding- 20,924,588 and
        21,303,807 shares                               209                 213
     Additional Paid-in Capital                      63,572              65,040
     Notes Receivable Related to Common Stock        (1,732)             (2,725)
     Retained Earnings (Deficit)                    (29,528)             (4,206)
     Cumulative Translation Adjustment               (1,741)             (1,701)
     ESOP Guaranteed Bank Loan                            -              (5,000)
                                                  ---------           ---------
                                                  $ 281,198           $ 293,076
                                                  =========           =========


See notes to consolidated financial statements.
================================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K          Page F-2

               ICF Kaiser International, Inc. and Subsidiaries
                    Consolidated Statements of Operations


                                                   Year Ended
                                     ========================================
                                     February 28,  February 28,  February 29,
                                         1994         1993          1992
                                     ============  ============  ============
                                     (In thousands, except per share amounts)

    Gross Revenue                      $ 651,657     $ 678,882     $ 710,873
       Subcontract and direct
        material costs                  (272,169)     (293,063)     (330,940)
       Equity in income of joint
        ventures and affiliated
        companies                          3,220         5,709         6,009
                                       ---------     ---------     ---------
    Service Revenue                      382,708       391,528       385,942


    Operating Expenses
       Direct cost of services and
        overhead                         325,521       313,030       309,374
       Administrative and  general        44,149        43,702        44,318
       Depreciation and amortization       9,559        10,766         9,159
       Unusual items, net                  8,709           (50)       (6,300)
       Cost of disposal of businesses,
        net                                    -         1,336        73,354
                                       ---------     ---------     ---------
    Operating Income (Loss)               (5,230)       22,744       (43,963)


    Other Income (Expense)
       Loss on sale of investment           (925)         (929)            -
       Interest income                     1,490         1,708         1,931
       Interest expense-core
        businesses                        (8,212)       (8,629)      (10,778)
       Interest expense-discontinued
        businesses                             -             -        (1,500)
                                       ---------     ---------     ---------
    Income (Loss) Before Income Taxes    (12,877)       14,894       (54,310)
       Income tax provision (benefit)       (349)        6,255       (13,794)
                                       ---------     ---------     ---------
    Net Income (Loss) Before
       Extraordinary Item                (12,528)        8,639       (40,516)
       Extraordinary loss on early
       extinguishment of debt             (5,969)            -             -
                                       ---------     ---------     ---------
    Net Income (Loss)                    (18,497)        8,639       (40,516)

       Preferred stock dividends and
        accretion                          4,896         5,293         2,416
       Redemption of redeemable
        preferred stock                    1,929             -             -
                                       ---------     ---------     ---------

    Net Income (Loss) Available for
       Common Shareholders             $ (25,322)    $   3,346     $ (42,932)
                                       =========     =========     =========


    Primary and Fully Diluted Net
       Income (Loss) Per Common
       Share:
        Before extraordinary item and
         redemption of redeemable
         preferred stock               $   (0.83)    $   0.16      $  (2.25)
       Extraordinary loss on early
         extinguishment of debt            (0.29)           -             -
       Redemption of redeemable
         preferred stock                   (0.09)           -             -
                                       ---------     --------      --------
         Total                         $   (1.21)    $   0.16      $  (2.25)
                                       =========     ========      ========

    Primary and Fully Diluted Weighted
       Average Common and Common
       Equivalent Shares Outstanding      20,886       21,272        19,085
                                       =========     ========      ========


See notes to consolidated financial statements.
================================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K          Page F-3

                ICF Kaiser International, Inc. and Subsidiaries

                Consolidated Statements of Shareholders' Equity



                                                                                      Notes
                               Series 1 Junior                                      Receivable
                             Convertible Preferred                      Additional  Related to  Retained    Cumulative      ESOP
                                   Stock              Common Stock        Paid-in    Common     Earnings    Translation   Guaranteed

                             ---------------------  ------------------
                              Shares   Par Value    Shares   Par Value    Capital     Stock     (Deficit)   Adjustment    Bank Loan
                             ---------------------  ------------------  ----------  ----------  ---------   -----------   ----------

                                                   (In thousands, except shares)

Balance, March 1, 1991            69      $6,900    18,498,893    $185    $55,358       $(911)   $35,380       $(260)      $(7,813)
  Net loss                                                                                       (40,516)
  Preferred stock dividends                                                                       (2,203)
  Preferred stock accretion                                                                         (213)
  Issuance of common stock                           1,131,620      11      5,541
  Repurchase of common
   stock                                              (954,961)     (9)   (15,169)
  Issuance of common stock
   to benefit plans                                  1,344,123      13     10,376
  Issuance of common stock
   in connection with
   acquisitions                                      1,222,826      12      6,789
  Exchange of Class A
   Common Stock for
   Series 3 Preferred
   Stock                                            (2,971,849)    (30)        29
  Issuance of notes
   receivable                                                                          (2,476)
  Issuance of warrants                                                        400
  Increase in loan balance                                                                                                    (520)
  Foreign currency
   translation
   adjustment                                                                                                   (781)
  Tax effect from the
   exercise of
   non-qualified stock
   options                                                                    983
  Other                                                                        75
                             ---------------------  ------------------  ----------  ----------  ---------   -----------   ----------

Balance, February 29, 1992        69       6,900    18,270,652     182     64,382      (3,387)    (7,552)     (1,041)       (8,333)
  Net income                                                                                       8,639
  Preferred stock dividends                                                                       (5,026)
  Preferred stock accretion                                                                         (267)
  Issuance of common stock                             105,740       1        619
  Repurchase of common
   stock                                               (44,434)      0       (354)
  Conversion of Series 3
   Preferred Stock into
   common stock                                      2,971,849      30        (29)
  Payments received on
   notes receivable                                                                       662
  Decrease in loan balance                                                                                                   3,333
  Foreign currency
   translation
   adjustment                                                                                                   (660)
  Tax effect from the
   exercise of
   non-qualified stock
   options                                                                    559
  Other                                                                      (137)
                             ---------------------  ------------------  ----------  ----------  ---------   -----------   ----------

Balance, February 28, 1993        69       6,900    21,303,807     213     65,040      (2,725)    (4,206)     (1,701)       (5,000)
  Net loss                                                                                       (18,497)
  Preferred stock dividends                                                                       (4,670)
  Preferred stock accretion                                                                         (226)
  Redemption of redeemable
   preferred stock                                                                                (1,929)
  Repurchase of preferred
   stock                         (69)     (6,900)                           2,050
  Issuance of common stock                             231,249       2      1,056
  Repurchase of common
   stock                                              (610,468)     (6)    (3,716)
  Issuance of warrants                                                        900
  Repurchase of warrants                                                   (1,909)
  Payments received on
   notes receivable                                                                       993
  Decrease in loan balance                                                                                                   5,000
  Foreign currency
   translation
   adjustment                                                                                                    (40)
  Other                                                                       151
                             ---------------------  ------------------  ----------  ----------  ---------   -----------   ----------

Balance, February 28, 1994         -        $  -    20,924,588    $209    $63,572     $(1,732)  $(29,528)    $(1,741)         $  -
                             =====================  ==================  ==========  ==========  =========   ===========   ==========



See notes to consolidated financial statements.
- - --------------------------------------------------------------------------------
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-4

               ICF Kaiser International, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows

                                                                                        Year Ended
                                                                    --------------------------------------------------
                                                                     February 28,       February 28,     February 29,
                                                                         1994               1993             1992
                                                                    --------------     --------------   --------------
                                                                                       (In thousands)
Operating Activities
  Net income (loss)                                                  $    (18,497)     $     8,639      $    (40,516)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Extraordinary loss on early extinguishment of debt                   5,969                -                 -
       Depreciation and amortization                                        9,559           10,766             9,159
       Provision for losses on accounts receivable                          2,241            2,202             4,359
       Provision for deferred income taxes                                   (714)           4,311           (13,925)
       Earnings in excess of cash distributions from joint
         ventures and affiliated companies                                 (1,708)          (3,690)           (1,539)
       Loss on sale of investment                                             925              929                 -
       Unusual items, net of cash                                           7,786              (50)           (6,300)
       Increase (decrease) in provision for restructuring
         and disposal of businesses, net of cash                                -           (6,426)           52,289
       Changes in operating assets and liabilities related to
         operating activities, net of dispositions:
             Contract receivables, net                                     26,292          (12,761)          (23,017)
             Prepaid expenses and other current assets                      4,299            2,814               860
             Other assets                                                    (745)            (257)            1,532
             Accounts payable and accrued expenses                        (10,233)          (8,622)           31,222
             Refundable income taxes and income taxes payable              (2,163)               6            (3,522)
             Deferred revenue                                              (2,412)         (11,753)           13,898
             Other liabilities                                             (2,660)          (2,505)           (4,409)
                                                                     -------------     ------------     -------------
         Net Cash Provided by (Used in) Operating Activities               17,939          (16,397)           20,091
                                                                     -------------     ------------     -------------

Investing Activities
  Investments in subsidiaries and affiliates                               (2,755)          (1,146)           (2,515)
  Purchases of fixed assets, net                                           (1,388)          (4,638)           (3,644)
  Sales of subsidiaries and affiliates                                          -           35,695             3,965
  Other investing activities                                                    -              387               258
                                                                     -------------     ------------     -------------
         Net Cash Provided by (Used in) Investing Activities               (4,143)          30,298            (1,936)
                                                                     -------------     ------------     -------------

Financing Activities
  Proceeds from issuance of senior subordinated notes and
     related warrants                                                     121,488                -                 -
  Principal payments on credit facility                                   (45,000)         (38,099)          (48,316)
  Proceeds from borrowings from credit facility                            10,000           30,000            35,000
  Principal payments on other borrowings                                   (2,010)          (4,866)          (10,609)
  Proceeds from other borrowings                                                -            4,357               108
  Reacquisition of senior subordinated notes and related warrants         (35,809)               -                 -
  Repurchase of redeemable preferred stock and related warrants           (27,363)            (799)             (800)
  Repurchase of preferred stock                                            (4,850)               -                 -
  Proceeds from sale of redeemable preferred stock                              -                -            19,500
  Proceeds from (uses in) common stock transactions                        (1,520)             130            (7,425)
  Preferred stock dividends                                                (5,321)          (3,876)           (3,283)
  Debt issuance costs                                                      (6,307)            (159)           (2,418)
                                                                     -------------     ------------     -------------
         Net Cash Provided by (Used in) Financing Activities                3,308          (13,312)          (18,243)
                                                                     -------------     ------------     -------------
Effect of Exchange Rate Changes on Cash                                       (40)            (660)             (781)
                                                                     -------------     ------------     -------------
Increase (Decrease) in Cash and Cash Equivalents                           17,064              (71)             (869)
Cash and Cash Equivalents at Beginning of Period                            8,445            8,516             9,385
                                                                     -------------     ------------     -------------
Cash and Cash Equivalents at End of Period                           $     25,509      $     8,445      $      8,516
                                                                     =============     ============     =============

Supplemental Information:
Cash payments for interest                                                 10,565            9,447            12,313
Cash payments (refunds) for income taxes                                     (106)            (416)            7,219
Non-cash Transactions:
Increase (decrease) of ESOP guaranteed bank loan                           (5,000)          (3,333)              520
Sale of investment                                                          2,600                -                 -
Common stock issued to retirement plan                                          -                -             5,787

See notes to consolidated financial statements.
================================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--ORGANIZATION

     ICF Kaiser International, Inc. (ICF Kaiser or the Company), formerly known as ICF International, Inc., was formed on October 19, 1987, as a holding company for the ICF Kaiser family of companies developed since inception (1969). These companies provide engineering, construction, and consulting services primarily to the environmental, infrastructure, industrial, and energy markets both in the United States and abroad.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include all majority-owned subsidiaries of ICF Kaiser. Investments in joint ventures and affiliated companies are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

     Revenue Recognition: Revenue is recorded on cost-type contracts as costs are incurred. Revenue on time-and-materials contracts is recognized to the extent of billable rates times hours delivered plus materials expense incurred. Revenue on long-term, fixed-price contracts is generally recognized using the percentage-of-completion method, and therefore includes a proportion of expected earnings based on costs incurred to total estimated costs.

     Foreign Currency Translation: Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in shareholders' equity as cumulative translation adjustment.

     Statement of Cash Flows: ICF Kaiser considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. Other current assets included $4,606,000 of restricted cash and short-term investments as of February 28, 1993, which primarily supported a letter of credit for one of ICF Kaiser's subsidiaries. The consolidated statements of cash flows are prepared on a basis that separately reflects transactions related to the discontinued businesses discussed below under "disposal of businesses."

     Fixed Assets: Furniture and equipment are carried at cost, or fair value if acquired through a purchase of a business, and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. Leasehold improvements are carried at cost and are amortized using the straight-line method over the remaining lease term.

     Goodwill: Goodwill represents the excess of cost over the fair value of the net assets of acquired businesses and is amortized using the straight-line method over periods ranging from five to 40 years. Accumulated amortization was $9,178,000 and $7,147,000 at February 28, 1994 and 1993, respectively.

     Income Taxes: The Company provides for deferred income taxes using the liability method on temporary differences between financial reporting and income tax reporting, which primarily relate to reserves for adjustments and allowances. If necessary, management records a valuation allowance for deferred tax assets that may not be realizable. The most significant differences between book and taxable income are goodwill, which is not deductible, and differences between the book and tax basis of businesses sold.

     Post-employment Benefits: Effective March 1, 1993, ICF Kaiser adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106). Prior to the adoption of SFAS No. 106, ICF Kaiser had been recognizing the cost of postretirement benefits when paid. The Company elected the prospective transition method of recognizing the transition obligation.


===============================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-6

     Net Income (Loss) Per Common Share: Net income (loss) per common share is computed using net income (loss) available to common shareholders, as adjusted under the modified treasury stock method, and the weighted average number of common stock and common stock equivalents outstanding during the year. Common stock equivalents include stock options and warrants and the potential conversion of convertible preferred stock. The adjustments required by the modified treasury stock method to net income (loss) available for common shareholders and the impact of common stock equivalents on the weighted average number of shares are anti-dilutive for all periods presented and are, therefore, excluded from earnings per share computations.

     Concentrations of Credit Risk: The Company maintains cash balances primarily in overnight Eurodollar deposits, bank certificates of deposit, and U.S. government securities having maturities of less than one year. ICF Kaiser grants uncollateralized credit to its customers. A large portion of ICF Kaiser's receivables are from the U.S. government (see Note D). In order to mitigate its credit risk to commercial customers, ICF Kaiser obtains advance funding of costs for industrial construction work, when practical.

     Disposal of businesses: At February 28, 1993, the Company had sold or otherwise disposed of all businesses discontinued in fiscal 1992 when the Company discontinued certain non-core businesses, resulting in a $73.4 million provision for restructuring and disposal of businesses to provide for operating losses of discontinued businesses through disposal; losses on the disposal of those businesses included in the plan at that time; and one-time restructuring charges for closing and consolidating certain operations of core businesses. In fiscal 1993, ICF Kaiser increased the provision for restructuring and disposal of businesses by an additional $1.3 million to provide for the combined impact of the sale of a health consulting subsidiary determined to be outside of the Company's core businesses and the revisions to the estimates of remaining liabilities relating to discontinued businesses. In fiscal 1992, the Company allocated interest expense related to discontinued businesses on the accompanying statement of operations based on the imputed reduction in interest cost from the assumed sale of the discontinued businesses. The cost of restructuring and disposal of businesses included the net of revenue and operating expenses of the discontinued businesses and estimated future losses of such businesses.

     Reclassification: Certain items in the fiscal 1993 and 1992 financial statements have been reclassified to conform to the fiscal 1994 presentation.

NOTE C--DIVESTITURES AND ACQUISITIONS

     On January 31, 1994, ICF Kaiser completed the sale of a portion of its energy engineering business for $3.0 million, resulting in a $925,000 loss. On March 4, 1994, ICF Kaiser received $2.6 million, which is classified in other current assets at February 28, 1994, on the accompanying balance sheet. The balance of the proceeds is being held in escrow and will be released to the Company if certain contingencies are resolved.

     All of the businesses acquired by the Company during the three-year period ended February 28, 1994, were treated as purchases for financial reporting purposes. Accordingly, the consolidated statements of operations include the operations of the acquired companies from the date of acquisition.


===============================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-7

NOTE D--CONTRACT RECEIVABLES

                                                    February 28,  February 28,
                                                        1994          1993
                                                    ------------  ------------
                                                          (In thousands)

    U.S. government agencies:
       Currently due                                  $ 30,392      $ 28,563
       Retention                                         2,370         2,182
       Unbilled                                         30,650        28,285
                                                      --------      --------
                                                        63,412        59,030
                                                      --------      --------
   Commercial clients and state
     and municipal governments:
       Currently due                                    53,231        73,539
       Retention                                         5,926         9,590
       Unbilled                                         15,794        24,997
                                                      --------      --------
                                                        74,951       108,126
                                                      --------      --------
                                                       138,363       167,156
   Less allowances for uncollectible receivables
       and other adjustments                            10,197         8,977
                                                      --------      --------
                                                      $128,166      $158,179
                                                      ========      ========

     U.S. government receivables arise from U.S. government prime contracts and subcontracts. Unbilled receivables result from revenue which has been earned but was not billed as of the end of the year. The unbilled receivables can be invoiced at contractually defined intervals and milestones, as well as upon completion of the contract or the federal government cost audit. Generally, retention is not expected to be realized within one year; consistent with industry practice, these receivables are classified as current. Management anticipates that the remaining unbilled receivables will be substantially billed and collected in one year.

NOTE E--JOINT VENTURES AND AFFILIATED COMPANIES

     ICF Kaiser has ownership interests in certain corporate joint ventures and affiliated companies that are engaged in the same general business as the Company. ICF Kaiser's investments in and advances to these corporate joint ventures and affiliated companies are summarized as follows (in thousands):


                                   Ownership
                                  Interest at
                                  February 28,   February 28,  February 28,
                                      1994           1994          1993
                                  -------------  ------------  ------------

 Gary PCI Ltd. L.P.                         50%       $ 3,325       $     -
 KJK Joint Venture                          33%         2,769         1,735
 LIFAC North America                        50%         1,914         1,914
 Other                               20% to 50%           669           542
                                                       ------        ------
                                                        8,677         4,191
 Less amounts classified
   within other current assets                          3,077         1,984
                                                       ------        ------
                                                      $ 5,600       $ 2,207
                                                       ======        ======


===============================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-8

     Combined summarized unaudited financial information of all of ICF Kaiser's corporate joint ventures and affiliated companies is as follows (in thousands):


                                        February 28,  February 28,  February 29,
                                            1994          1993          1992
                                        ------------  ------------  ------------

 Current assets                            $  27,041     $  22,466     $ 128,011
 Non-current assets                            6,608        20,761        32,788
 Current liabilities                          19,034        20,630       105,271
 Non-current liabilities                         455             -        28,323
 Gross revenue                                51,282       226,944       442,142
 Net income                                    8,908        17,471        16,940

 NOTE F--LONG-TERM DEBT

 ICF Kaiser's long-term debt is as follows (in thousands):

                                                      February 28,  February 28,
                                                         1994          1993
                                                      ------------  ------------

 12% senior subordinated notes due 2003               $125,000       $      -
 13.5% senior subordinated notes due 1999                    -         30,000
 Revolving credit facility (average interest rate of
   6.8% for fiscal 1993)                                     0         35,000
 ESOP guaranteed notes (average interest rate of 7.2%
   for fiscal 1993)                                          -          5,000
 Other notes, principal, and interest at varying
   rates and installments through February 2010          2,381          4,391
                                                      --------       --------
     Total                                             127,381         74,391
 Less unamortized discount on 12% senior
  subordinated notes                                     4,339              -
                                                      --------       --------
                                                       123,042         74,391
 Less current maturities                                 1,088          5,276
                                                      --------       --------

     Long-term debt                                   $121,954       $ 69,115
                                                      ========       ========

  Scheduled maturities of long-term debt outstanding at February 28, 1994, are as follows: $1,088,000 in fiscal 1995, $664,000 in fiscal 1996, $40,000 in fiscal 1997, $32,000 in fiscal 1998, $25,000 in fiscal 1999, and $125,532,000 thereafter.

     On January 11, 1994, ICF Kaiser issued 125,000 Units, each Unit consisting of $1,000 principal amount of the Company's 12% Senior Subordinated Notes due 2003 (12% Notes) and 4.8 warrants, each to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The warrants expire on December 31, 1998, and additional warrants may be issued under certain anti-dilution provisions. Of the net issue price of $121,487,500 ($125,000,000 less a $3,512,500 discount), $900,000 was allocated to the value of the 600,000 warrants and $120,587,500 to the 12% Notes. The net proceeds were used to retire the Company's 13.5% Senior Subordinated Notes due 1999 (13.5% Notes) at 114.17% ($34.3 million), to repurchase warrants issued in connection with the 13.5% Notes ($1.6 million), to repurchase its Series 1 Junior Convertible Preferred Stock and pay accrued dividends thereon ($5.1 million), to repurchase its Series 2C Senior Preferred Stock (Series 2C Preferred Stock) at 106.25% together with the Series 2C Warrants ($26.6 million), to repay the outstanding balance on the Company's existing revolving credit facility ($45.0 million), and to repay, on behalf of the Company's Employee Stock Ownership Plan (ESOP), the outstanding balance on the ESOP guaranteed notes ($1.7 million). The balance was used for general corporate purposes. The recapitalization resulted in a $6.0 million extraordinary charge (net of $0 tax benefit) for the early extinguishment of debt and a $1.9 million charge to retained earnings to repurchase the Series 2C Senior


===============================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-9

Preferred Stock.

     The Company's payment obligations under the 12% Notes are subordinate to its obligations under the Company's revolving credit facility. Interest payments are due semiannually. The 12% Notes may not be prepaid at the Company's option prior to December 31, 1998. Subsequent to that date, the Company may prepay the 12% Notes at a premium. In addition, the Company agreed to certain business and financial covenants including restrictions on indebtedness, dividends, acquisitions, and certain types of investments and asset sales. Debt issuance costs associated with the 12% Notes are classified as other assets at February 28, 1994, in the accompanying balance sheet. These costs and the discount on the 12% Notes are being amortized over the life of the notes.

     An amended $60 million revolving credit facility (the Credit Facility) became effective concurrently with the issuance of the 125,000 Units, replacing the former credit facility which was due to expire on September 30, 1994. The Credit Facility is provided by a lead bank and a consortium of other banks (together, the Banks) with terms and covenants similar to those under the former credit facility. ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the Credit Facility, granted the Banks a security interest in certain accounts receivable and certain other assets. The Credit Facility restricts the payment of cash dividends and requires the maintenance of specified financial ratios. Effective April 22, 1994, ICF Kaiser and the Banks entered into an amendment that modified certain of the financial ratios and other terms of the agreement, including a $20 million limitation on cash borrowings. As of February 28, 1994, there were no borrowings outstanding under the Credit Facility, except for letters of credit, and the Company had $50.7 million of available credit under the Credit Facility. The Credit Facility expires on October 31, 1996, and contains Eurodollar and alternate base interest rate alternatives with margins dependent upon the Company's financial operating results. ICF Kaiser had outstanding letters of credit in the amount of $9.3 million at February 28, 1994, principally in support of performance guarantees under certain contracts.

     The 13.5% Notes were issued in fiscal 1990 with detachable common stock warrants. The 13.5% Notes required interest payments semiannually and five annual principal payments of $4.5 million beginning May 15, 1994, with the remaining $7.5 million principal due May 15, 1999. The 13.5% Notes and 1,558,840 of the warrants were repurchased in January 1994 out of the proceeds from the issuance of the 125,000 Units discussed above. The remaining 275,088 warrants expire on May 15, 1999, and are exercisable at any time for shares of ICF Kaiser Common Stock at $6.87 per share. Additional warrants may be issued under certain anti-dilution provisions.

     A portion of the ESOP guaranteed notes (ESOP Loan) repayment was made out of the proceeds from the issuance of the 125,000 Units representing a prepayment of the Company's ESOP contribution. As such, it is reflected in other current assets at February 28, 1994, in the accompanying balance sheet. At February 28, 1993, a portion of the shares of ICF Kaiser Common Stock owned by the ESOP collateralized the ESOP Loan. The ESOP Loan had been reflected in the Company's long-term debt with a corresponding reduction in equity because ICF Kaiser had guaranteed the ESOP Loan and was obligated to contribute sufficient cash to fund the ESOP's debt service.

NOTE G--CONTINGENCIES

     Normally in the Company's business, various claims or charges are asserted and litigation commenced against the Company arising from or related to properties, injuries to persons and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, an adequate reserve has been provided for final judgments, if any, in excess of insurance coverage, which might be rendered against the Company in such litigation.

     The Company may from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged


================================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-10
violations of procurement or other federal laws and regulations. The Company currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges are presently known to have been filed against the Company by these agencies. The Company is unable to predict the outcome of the investigations in which it is
currently involved.   Management does not believe that there will be any
material adverse effect on the Company's financial position as a result of these investigations.

     The Company has a substantial number of cost reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of such audits, the government asserts from time to time that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. Management believes that the potential effect of disallowed costs, if any, for the periods currently under audit and for periods not yet audited has been adequately provided for and will not have a material adverse effect on the Company's financial position.

NOTE H--INCOME TAXES

     The components of income (loss) before income taxes and the related provision (benefit) for income taxes is as follows (in thousands):


                                     February 28,   February 28,  February 29,
                                         1994           1993          1992
                                     -------------  ------------  -------------

Income (loss) before income taxes:
  Domestic                            $(11,894)       $13,362      $(60,058)
  Foreign                                 (983)         1,532         5,748
                                      ---------       -------      ---------
                                      $(12,877)       $14,894      $(54,310)
                                      =========       =======      =========
Provision (benefit) for income taxes:
  Federal:
    Current                           $      -        $ 1,074      $ (2,041)
    Deferred                              (652)         3,517       (11,261)
                                       --------        -------      --------
                                          (652)         4,591       (13,302)
                                       --------        -------      --------
   State:
     Current                                 -            420          (189)
     Deferred                              (62)           794        (2,664)
                                       --------        -------      --------
                                           (62)         1,214        (2,853)
                                       --------        -------      --------
   Foreign:
     Current                               365            450         2,361
                                       --------        -------      --------
                                      $   (349)       $ 6,255      $(13,794)
                                      =========        =======      ========

     The tax effect of the principal significant temporary differences and carryforwards that give rise to the Company's deferred tax asset is as follows (in thousands):

                                           February 28,   February 28,
                                               1994           1993
                                           -------------  ------------

Reserves for adjustments and allowances      $10,068        $ 6,372
Vacation accrual                               3,053          2,991
Net operating loss carryforwards               4,321              -
Tax credit carryforwards                         940          1,247
Incentive compensation accrual                     -          1,047
Other                                          1,001            896
                                             -------        -------
Deferred income tax asset                     19,383         12,553
Valuation allowance                           (3,330)             -
                                             -------        -------
Deferred income tax asset, net               $16,053        $12,553
                                             =======        =======


================================================================================
ICF Kaiser International, Inc. 1994 Annual Report of Form 10-K         Page F-11

     The $3.3 million valuation allowance was established in fiscal 1994 for deferred tax assets, primarily net operating loss carryforwards, that might not be realized in the near future. Although the Company believes it will ultimately use all of its net operating loss carryforwards, the valuation allowance was established due to the extraordinary item and recent operating results. The Company has net operating losses of $12.1 million, of which $1.2 million expire in fiscal 2004 and $10.9 million expire in 2009. The Company has recorded $0.9 million of tax credit carryforwards, the majority of which do not expire.

  The effective income tax (benefit) rate varied from the federal statutory income tax rate over the last three years because of the following differences:

                                    February 28,   February 28,   February 29,
                                        1994           1993           1992
                                    -------------  -------------  -------------

Statutory tax rate (benefit)            (34.0)%          34.0%        (34.0)%
                                        ------           ----         ------
Changes in tax rate (benefit) from:
  Goodwill amortization                   9.9             5.3           2.6
  Differences between book and tax
   basis of businesses sold               7.3            (3.4)          8.6
  State income taxes                     (0.3)            5.4          (1.6)
  Foreign taxes                           4.8            (1.4)          0.3
  Valuation allowance                     9.2               -             -
  Other                                   0.4             2.1          (1.3)
                                        ------          -----         ------

                                         31.3             8.0           8.6
                                        ------          -----         ------
                                         (2.7)%          42.0%        (25.4)%
                                        ======          =====         ======

     In fiscal 1993, ICF Kaiser reached a favorable settlement with the Internal Revenue Service (IRS) on the examination of ICF Kaiser Engineers Group, Inc.'s
(KEGI) income tax returns for 1977-1986. The IRS had previously completed its review of KEGI's 1987 and 1988 income tax returns without adjustment. As such, all years through 1988 are closed. In fiscal 1992, a foreign tax audit of a KEGI-controlled foreign corporation was resolved favorably for KEGI. These resolutions allowed the Company to adjust a portion of the amounts previously provided for in connection with the 1988 acquisition of KEGI and its subsidiaries. The resolution of these pre-acquisition contingencies has been reflected in unusual items in the accompanying statements of operations for fiscal 1993 and 1992 (see Note P). Also, in fiscal 1993 ICF Kaiser reached an agreement with a former subsidiary to retain its net operating losses, which favorably reduced the effect of differences between the book and tax basis of the Company.

     ICF Kaiser adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), effective March 1, 1991. The impact to ICF Kaiser of adopting SFAS No. 109 in fiscal 1992 was to increase the deferred tax benefit by $6.5 million. There was no cumulative impact resulting from the adoption of SFAS No. 109 as of the beginning of fiscal 1992, since all of the items giving rise to the additional benefit occurred in fiscal 1992, namely the costs associated with the restructuring.

NOTE I--LEASES

     Future minimum payments on noncancelable operating leases for office space, and on other noncancelable operating leases with initial or remaining terms in excess of one year, were as follows on February 28, 1994 (in thousands):

                Year Ended                    Operating
               February 28,                    Leases
               ------------                   ---------

                   1995                        $ 27,658
                   1996                          21,391
                   1997                          16,648
                   1998                          12,919
                   1999                          12,459
                   Thereafter                    37,569
                                               --------
                                               $128,644
                                               ========


================================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-12

     The total rental expense for all operating leases was $30,833,000, $31,567,000, and $32,582,000 in fiscal years 1994, 1993, and 1992, respectively.
Sublease rental income was $2,225,000, $1,435,000, and $1,079,000 in fiscal years 1994, 1993, and 1992, respectively. Minimum future sublease rentals to be received under noncancelable subleases during fiscal 1995 are approximately $3,592,000.

NOTE J--PREFERRED STOCK

     Preferred Stock of the Company is as follows:

                                                   February 28,   February 28,
                                                       1994           1993
                                                   -------------  -------------
                                                          (In thousands)

   Redeemable Preferred Stock (of Subsidiary),
    par value $0.01 per share; liquidation value
    $21,280,000; authorized 3,500,000 shares;
    issued and outstanding - 700,000 and
    1,400,000 shares                               $   799        $ 1,599
                                                   -------        -------

   Series 2C Senior Preferred Stock, par value
    $0.01 per share; liquidation value
    $25,000,000; 250 shares designated, issued,
    and outstanding                                     -          25,000
   Less unamortized discount, warrant value,
    and issue costs                                     -            (984)
                                                   -------        -------
                                                        -          24,016
                                                   -------        -------

   Series 2D Senior Preferred Stock, par value
    $0.01 per share; liquidation value
    $20,000,000; 200 shares designated, issued,
    and outstanding                                 20,000         20,000
   Less unamortized discount, warrant value,
    and issue costs                                   (587)          (791)
                                                   -------        -------
                                                    19,413         19,209
                                                   -------        -------

   Redeemable Preferred Stock                      $20,212        $44,824
                                                   =======        =======

   Series 1 Junior Convertible Preferred Stock,
    par value $0.01 per share; liquidation value
    $20,000,000; designated 200 shares;
    issued and outstanding - 69 shares             $     -        $ 6,900

   Series 4 Junior Preferred Stock, par value
    $0.01 per share; liquidation value $500,000;
    designated 500,000 shares;
    no shares issued or outstanding (see Note K)         -              -
                                                   -------        -------

   Preferred Stock                                 $     -        $ 6,900
                                                   =======        =======

     Redeemable Preferred Stock (of Subsidiary): In connection with the acquisition of KEGI, 3,500,000 shares of KEGI Series 1 Redeemable Preferred Stock were issued to the KEGI Employee Stock Plan Trust in partial consideration for ICF Kaiser's purchase of all of the outstanding shares of Series A and Series P Preferred Stock of KEGI. Dividends on these shares are $0.0685 per share per annum noncumulative, payable annually. A total of 700,000 shares were redeemed during each of the fiscal years 1994, 1993, and 1992. The final redemption is scheduled for September 30, 1994. These shares are callable by ICF Kaiser at any time through September 1994, at a price of $1.10 per share as of February 28, 1994.


================================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-13

     Senior Preferred Stock: On January 11, 1994, ICF Kaiser repurchased all 250 shares of Series 2C Preferred Stock at 106.25% together with all of the Series 2C Warrants out of the proceeds received from the issuance of 125,000 Units (see Note F). The premium and remaining unamortized discount were charged to retained earnings and reduced net income available to common shareholders by $1.9 million.

     The Series 2D Senior Preferred Stock (Series 2D Preferred Stock) together with five-year detachable warrants (Series 2D Warrants) were issued in fiscal 1992 for a price of $20,000,000 (less a discount of $100,000). Of the net price of $19,900,000, $400,000 was allocated to the value of the warrants and $19,500,000 was allocated to the value of the stock. The value of the Series 2D Preferred Stock was reduced further by issue costs.

     Dividends on the Series 2D Preferred Stock are $9,750 per share per annum, cumulative. Each of the shares has a liquidation preference of $100,000 ($20 million in the aggregate). The issue carries voting rights equal to 2,380,952 shares of ICF Kaiser Common Stock. The Series 2D Preferred Stock may be redeemed at ICF Kaiser's option at 106.25% of the original price and is subject to mandatory redemption at liquidation value on January 13, 1997.

     The Series 2D Warrants expire in May 1997 and may be exercised for 2,680,952 shares of ICF Kaiser Common Stock at an exercise price of $6.90 per share. In lieu of exercising the warrants, the holder may, at the holder's option, require the Company to issue shares of ICF Kaiser's Common Stock equal to the difference between the current market price of the Company's common stock and 90% of the warrants' current exercise price. Additional warrants may be issued under certain anti-dilution provisions.

     Series 1 Junior Convertible Preferred Stock: In January 1994, the Company used $4.9 million from the proceeds received upon issuance of the 125,000 Units (see Note F) to repurchase the 69 shares of Series 1 Junior Convertible Preferred Stock then outstanding resulting in a gain of $2,050,000 which increased additional paid-in capital.

NOTE K--COMMON STOCK

     Notes Receivable Related to Common Stock: Notes receivable related to ICF Kaiser Common Stock pertain to the issuance of promissory notes to certain members of senior management in accordance with their compensation agreements collateralized by shares of ICF Kaiser Common Stock.

     Shareholder Rights Plan: The Shareholder Rights Plan (Rights Plan) is designed to provide the Board with the ability to negotiate with a person or group that might, in the future, make an unsolicited attempt to acquire control of ICF Kaiser, whether through the accumulation of shares in the open market or through a tender offer which does not offer an adequate price. The Rights Plan provides for one Right (Right) for each outstanding share of ICF Kaiser Common Stock. Each Right entitles the holder to purchase 1/100 of a share of Series 4 Junior Preferred Stock at a purchase price of $50. The Rights generally may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board. The Rights should not interfere with any merger or other business combination approved by the Board because the Board may, at its option, following the acquisition by any person or group of 20% of the outstanding shares of ICF Kaiser Common Stock, redeem the Rights upon payment of the redemption price of $0.01 per Right. The Rights are not triggered by the acquisition of beneficial ownership of more than 20% of ICF Kaiser Common Stock by the initial holder of the Series 2D Preferred Stock. Unless redeemed earlier by the Board, unexercised Rights expire on January 13, 2002.

NOTE L--STOCK OPTIONS

     The ICF Kaiser Stock Incentive Plan provides for the issuance of options, stock appreciation rights, restricted shares, and restricted stock units of up to an aggregate of 6,000,000 shares of ICF Kaiser Common Stock. Awards are made to employees of ICF Kaiser at the discretion of the Compensation Committee of the Board. The Plan provides that the option price is not to be less than the fair market value on the date of grant.


================================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-14

        Stock option activity under this Plan and other options granted for the last three years is as follows:


                                   Shares     Option Price
                                 ----------  ---------------

   Balance, March 1, 1991        1,756,000   $3.46 to $14.46

   Granted                         950,000   $6.07 to $17.00
   Cancelled                      (134,000)  $6.07 to $16.23
   Expired                         (95,000)  $6.07 to $9.51
   Exercised                      (605,000)  $4.00 to $8.46
                                 ---------
   Balance, February 29, 1992    1,872,000   $3.46 to $17.00

   Granted                       1,096,000   $5.99 to $9.59
   Cancelled                      (653,000)  $3.46 to $16.23
   Expired                        (339,000)  $6.07 to $16.23
   Exercised                       (30,000)  $8.25
                                 ---------
   Balance, February 28, 1993    1,946,000   $5.99 to $17.00

   Granted                         390,000   $4.17 to $6.79
   Cancelled                       (10,000)  $8.25 to $12.83
   Expired                         (30,000)  $5.04 to $12.83
                                 ---------
   Balance, February 28, 1994    2,296,000   $4.17 to $17.00
                                 =========

   Exercisable at
    February 28, 1994            1,657,000   $4.17 to $17.00
                                 =========

     The number of shares available for the granting of options was 2,087,000, 2,525,000, and 2,629,000 at February 28, 1994, February 28, 1993, and February
29, 1992, respectively. None of the options outstanding at February 28, 1994, were at an option price below the fair market value of ICF Kaiser Common Stock at February 28, 1994. In May 1992, the Company cancelled 570,000 options granted to employees at exercise prices of $14.32 to $16.23 and granted an equal number of options to them at an exercise price of $8.25.

NOTE M--EMPLOYEE BENEFIT PLANS

     ICF Kaiser and certain of its subsidiaries sponsor several benefit plans covering substantially all employees who meet minimum length of service requirements. These plans include: the ICF Kaiser International, Inc. Retirement Plan (Retirement Plan), a defined contribution profit sharing plan that provides for contributions by the Company based on a percentage of covered compensation; the ICF Kaiser International, Inc. Employee Stock Ownership Plan
(ESOP) under which the Company made contributions based on a percentage of covered compensation; and the ICF Kaiser International, Inc. Section 401 (k) Plan [the 401(k) Plan], a cash or deferred compensation arrangement that allows employees to defer portions of their salary, subject to certain limitations. Effective March 1, 1993, the Company began matching a percentage of eligible employee contributions to the 401(k) Plan. In fiscal 1994, the Company made contributions equal to 20% of the first 4% of employee contributions to the 401(k) Plan and 2% of covered compensation to the ESOP. Effective March 1, 1994, the Company increased its matching contribution to the 401(k) Plan to 50% of the first 4% of employee contributions and discontinued contributions to the ESOP. Total contributions to the Retirement Plan, ESOP, and 401(k) Plan for fiscal years 1994, 1993, and 1992 were $8,041,000, $10,220,000, and $10,440,000, respectively.


================================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-15

NOTE N--POST-EMPLOYMENT BENEFITS

     ICF Kaiser provides certain benefits, primarily health insurance, to a limited group of retirees (and their spouses) who joined ICF Kaiser through an acquisition. The cost of the postretirement benefits is funded when paid and limited to a fixed amount per retiree or spouse per month. Effective March 1, 1993, ICF Kaiser adopted SFAS No. 106.

     The Company elected the prospective transition method of recognizing the postretirement benefit expenses. Under this method, the Company's $14.2 million accumulated postretirement benefit obligation (APBO) at March 1, 1993, is being amortized over 14.5 years, the average remaining life expectancy of the retirees and their spouses. A discount rate of 7% was used to determine the APBO.

     The funded status of the plan as of February 28, 1994, is as follows (in thousands).


     Accumulated postretirement benefit obligation          $ 14,772
     Unamortized transition obligation                       (13,236)
     Unrecognized net gain                                    (1,271)
                                                             --------
     Accrued postretirement benefit cost                    $    265
                                                             ========

     The net periodic post-employment benefit cost for fiscal 1994 was $1,919,000, which included an interest component ($938,000) and amortization of the transition obligation ($981,000). All service cost related to the retirees' benefits was included in the Company's transition obligation due to the nature of the plans which prevent additional employees from participating in them. Prior to the adoption of SFAS No. 106, post-employment costs were recognized when paid. Post-employment costs included in expenses in fiscal years 1993 and 1992 were $1,695,000 and $1,418,000, respectively.

NOTE O--BUSINESS SEGMENT, MAJOR CUSTOMERS, AND FOREIGN OPERATIONS

     Business Segment: ICF Kaiser operates predominantly in one industry segment in which it provides consulting, environmental, engineering, and other professional services.

     Major Customers:   Gross revenue from major customers was as follows (in
thousands):


                                                   Fiscal Year
                                           1994       1993        1992
                                         --------  -----------  --------
 U.S. Department of Energy               $312,889     $201,149  $188,196
 U.S. Environmental Protection Agency      63,109       72,382    70,686
 Other U.S. government agencies            49,105       47,896    39,792
                                         --------     --------  --------
       Total U.S. government              425,103      321,427   298,674

 USX Corporation and affiliates             2,861       90,185    97,767
                                         --------     --------  --------
                                         $427,964     $411,612  $396,441
                                         ========     ========  ========


================================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-16

     Foreign Operations: Gross revenue and operating income from foreign sales (including sales originating in the United States) and foreign assets of all consolidated subsidiaries and branches were as follows (in thousands):

                                                 Fiscal Year
                                        1994        1993          1992
                                      ---------  -----------     --------
   Foreign gross revenue
       Europe                         $ 11,600      $ 16,698     $ 35,475
       Pacific                          21,997        33,709       67,904
       Other                             2,793         2,940        2,646
                                      --------      --------     --------
                                      $ 36,390      $ 53,347     $106,025
                                      ========      ========     ========

   Foreign operating income (loss)
       Europe                         $  1,742      $    682     $    689
       Pacific                          (1,899)        2,010        5,224
       Other                              (255)          158          160
                                      --------      --------     --------
                                      $   (412)     $  2,850     $  6,073
                                      ========      ========     ========

   Foreign assets
       Europe                         $  6,410      $  4,565     $  6,505
       Pacific                          14,626        13,880       36,130
       Other                                14            29           65
                                      --------      --------     --------
                                      $ 21,050      $ 18,474     $ 42,700
                                      ========      ========     ========

NOTE P--UNUSUAL ITEMS

     In fiscal 1994, the Company completed a corporate reorganization, performed a comprehensive review of its key business lines and its cost structure, and designed and implemented action plans intended to return the Company to long-term profitability. As a result, the Company recorded an $8.7 million pretax charge to cover the cost of downsizing the work force, consolidating office space, renegotiating significant leases, and restructuring certain international operations. Management expects these action to be fully completed in fiscal 1995.

     During the year ended February 28, 1993, the Company recognized the impact of several unusual items: a $5,000,000 adjustment to pre-acquisition contingencies (see Note H), offset by a charge to accrue the net settlement cost and legal expenses related to a shareholder lawsuit ($1,400,000), the write down to net realizable value of certain software-related assets ($3,000,000), and a charge for severance and related costs accrued as part of a cost reduction plan ($550,000).

     In fiscal 1992, due to the favorable resolution of a foreign tax audit and management's evaluation of the status of an IRS appeal, the Company adjusted a portion of the amounts previously provided for in connection with the acquisition of the related companies.


================================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-17

NOTE Q--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for fiscal years 1994 and 1993 is presented in the following tables (in thousands, except per share amounts):

                                        4th Qtr   3rd Qtr   2nd Qtr    1st Qtr
                                       ---------  --------  --------  ---------

   1994
   ----

   Gross revenue                       $197,588   $179,227  $146,830  $128,012
   Service revenue                     $100,919   $103,910  $ 89,215  $ 88,664
   Net income (loss) before
     extraordinary item                $(14,567)  $  1,349  $  1,347  $   (657)
   Net income (loss)                   $(20,536)  $  1,349  $  1,347  $   (657)
   Primary and fully diluted
     net income (loss) per common
     share:
       Before extraordinary item
         and redemption of redeemable
         preferred stock               $  (0.74)  $   0.00  $   0.00  $  (0.09)
       Extraordinary loss on early
         extinguishment of debt           (0.29)         -         -         -
       Redemption of redeemable
         preferred stock                  (0.09)         -         -         -
                                       --------   --------  --------  --------
       Total                           $  (1.12)  $   0.00  $   0.00  $  (0.09)
                                       ========   ========  ========  ========
   Market price per share:
     High                              $   5.00   $   5.38  $   5.50  $   6.88
     Low                               $   3.63   $   4.00  $   3.75  $   4.75


   1993
   ----

   Gross revenue                       $150,921   $158,086  $172,551  $197,324
   Service revenue                     $ 93,113   $ 96,357  $ 96,480  $105,578
   Net income                          $  1,518   $  2,206  $  1,897  $  3,018
   Primary and fully diluted
     net income per common share       $   0.01   $   0.04  $   0.03  $   0.08
   Market price per share:
     High                              $   8.50   $   7.50  $   7.75  $  10.88
     Low                               $   5.88   $   4.00  $   5.00  $   7.25

     At April 15, 1994, there were 20,961,850 shares of common stock outstanding held by 1,296 holders of record.


================================================================================
ICF Kaiser International, Inc. 1994 Annual Report on Form 10-K         Page F-18

   SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

- - --------------------------------------------------------------------------
|              COLUMN A             |     COLUMN B    |     COLUMN C     |
| --------------------------------- | ----------------| -----------------|
|                                   |                 |                  |
|                                   |   Balance at    |                  |
|                                   |    beginning    |                  |
| Name of Debtor                    |    of period    |    Additions     |
| --------------------------------- | ----------------| -----------------|
|                                   |                 |                  |
| Year ended February 28, 1994:     |                 |                  |
|   K. Schweers (9)                 | $    858,741    | $     67,896     |
|   J. Edwards (1)                  |      880,276    |       72,100     |
|   W. Stitt (10)                   |      927,399    |       13,469     |
|   J. Balch (2)                    |      777,504    |       40,397     |
|   R. List (6)                     |      269,835    |        5,092     |
|   J. Kirk (11)                    |       13,379    |            -     |
|   M. Goldman (7)                  |      205,514    |       18,581     |
|   A. Rapp (3)                     |            -    |      548,546     |
|                                   |    ---------    |    ---------     |
|                                   | $  3,932,648    | $    766,081     |
|                                   |    =========    |    =========     |
| Year ended February 28, 1993:     |                 |                  |
|   K. Schweers (9)                 | $  1,031,806    | $    125,108     |
|   J. Edwards (1)                  |      870,902    |       72,548     |
|   W. Stitt (10)                   |      862,521    |      109,327     |
|   J. Balch (2)                    |      744,265    |       33,239     |
|   R. List (6)                     |      306,656    |       23,435     |
|   J. Kirk (11)                    |      259,600    |       32,096     |
|   M. Goldman (7)                  |      205,562    |       17,249     |
|   E. Anderson (5)                 |      127,858    |        9,358     |
|                                   |    ---------    |    ---------     |
|                                   | $  4,409,170    | $    422,360     |
|                                   |    =========    |    =========     |
| Year ended February 29, 1992:     |                 |                  |
|   K. Schweers (9)                 | $          -    | $  1,031,806     |
|   J. Edwards (1)                  |      630,034    |      259,993     |
|   W. Stitt (10)                   |            -    |      862,521     |
|   J. Balch (2)                    |      713,537    |       30,728     |
|   R. List (6)                     |      300,339    |       26,406     |
|   J. Kirk (11)                    |            -    |      259,600     |
|   M. Goldman (7)                  |      198,431    |       11,618     |
|   D. Anderson (8)                 |      150,000    |        3,740     |
|   E. Anderson (5)                 |            -    |      127,858     |
|                                   |    ---------    |    ---------     |
|                                   | $  1,992,341    | $  2,614,270     |
|                                   |    =========    |    =========     |
- - --------------------------------------------------------------------------

- - ------------------------------------------------------ ---------------------------------------------------
|              COLUMN A             |              COLUMN D               |            COLUMN E           |
| --------------------------------- | ---------------- -------------------| ------------------------------|
|                                   |             Deductions              |   Balance at end of period    |
|                                   | ---------------- -------------------| ------------------------------|
|                                   |     Amounts      |     Amounts      |               |       Not     |
| Name of Debtor                    |    collected     |   written off    |     Current   |     current   |
| --------------------------------- | -----------------| -----------------| --------------| ------------- |
|                                   |                  |                  |               |               |
| Year ended February 28, 1994:     |                  |                  |               |               |
|   K. Schweers (9)                 | $    187,500     | $          -     | $      52,331 | $     686,806 |
|   J. Edwards (1)                  |            -     |            -     |       129,636 |       822,740 |
|   W. Stitt (10)                   |      940,868 (4) |            -     |             - |             - |
|   J. Balch (2)                    |            -     |            -     |       679,387 |       138,514 |
|   R. List (6)                     |      244,302     |            -     |        30,625 |             - |
|   J. Kirk (11)                    |       13,379     |            -     |             - |             - |
|   M. Goldman (7)                  |       19,445     |            -     |        13,003 |       191,647 |
|   A. Rapp (3)                     |            -     |            -     |             - |       548,546 |
|                                   |    ---------     |    ---------     |     --------- |     --------- |
|                                   | $  1,405,494     | $          -     | $     904,982 | $   2,388,253 |
|                                   |    =========     |    =========     |     ========= |     ========= |
| Year ended February 28, 1993:     |                  |                  |               |               |
|   K. Schweers (9)                 | $    298,173     | $          -     | $      74,747 | $     783,994 |
|   J. Edwards (1)                  |       63,174     |            -     |        72,547 |       807,729 |
|   W. Stitt (10)                   |       44,449     |            -     |        81,940 |       845,459 |
|   J. Balch (2)                    |            -     |            -     |        34,387 |       743,117 |
|   R. List (6)                     |       60,256     |            -     |        79,831 |       190,004 |
|   J. Kirk (11)                    |      278,317     |            -     |             - |        13,379 |
|   M. Goldman (7)                  |       17,297     |            -     |        17,248 |       188,266 |
|   E. Anderson (5)                 |      137,216 (12)|            -     |             - |             - |
|                                   |    ---------     |    ---------     |     --------- |     --------- |
|                                   | $    898,882     | $          -     | $     360,700 | $   3,571,948 |
|                                   |    =========     |    =========     |     ========= |     ========= |
| Year ended February 29, 1992:     |                  |                  |               |               |
|   K. Schweers (9)                 | $          -     | $          -     | $           - | $   1,031,806 |
|   J. Edwards (1)                  |       19,125     |            -     |             - |       870,902 |
|   W. Stitt (10)                   |            -     |            -     |             - |       862,521 |
|   J. Balch (2)                    |            -     |            -     |             - |       744,265 |
|   R. List (6)                     |       20,089     |            -     |             - |       306,656 |
|   J. Kirk (11)                    |            -     |            -     |             - |       259,600 |
|   M. Goldman (7)                  |        4,487     |            -     |             - |       205,562 |
|   D. Anderson (8)                 |      153,740     |            -     |             - |             - |
|   E. Anderson (5)                 |            -     |            -     |             - |       127,858 |
|                                   |    ---------     |    ---------     |     --------- |     --------- |
|                                   | $    197,441     | $          -     | $           - | $   4,409,170 |
|                                   |    =========     |    =========     |     ========= |     ========= |
- - --------------------------------------------------------------------------------------------------------

   SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES (Continued)

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES



(1) $622,740 note receivable, collateralized by 86,133 shares of Common Stock. Balance due May 15, 1996, with interest at 9.0% per annum. $50,000 note receivable, collateralized by 10,246 shares of Common Stock. Balance due May 15, 1996, with interest at 9.0% per annum. $150,000 note receivable, collateralized by 34,286 shares of Common Stock. Balance due May 15, 1996, with interest at 8.0% per annum.
(2) $500,000 note receivable due May 1, 1994, with interest at 6% per annum. $34,387 due from Clinton & Associates which is owned by Mr. Balch. Amount due February 28, 1994 with zero percent interest. Employee receivable with zero percent interest. Balance at February 28, 1994 was $138,514.
(3) $300,000 note receivable, collateralized by a deed of trust. Balance due January 20, 1999, with interest at 0% per annum. $226,000 note receivable. Balance due upon the sale of a property, with zero percent interest. $22,546 note receivable. Balance due upon the sale of a property, with zero percent interest.
(4) Note receivable partially repaid by delivery of 132,900 shares of Common Stock, valued at $862,521, to ICF Kaiser towards the outstanding principle and interest.
(5) Note receivable, collateralized by 37,456 shares of Common Stock. Balance due May 15, 1996, with interest at 8.0% per annum.
(6) $122,500 note receivable, collateralized by 20,000 shares of Common Stock. $52,875 plus interest at 10.5% due immediately following the first
     Limited Market in fiscal year 1991. Remaining amounts due in four equal annual installments, with interest at prime + 1/2% per annum. $192,500 note receivable, collateralized by a Second Deed of Trust. Balance due December 15, 1994, with interest payable monthly at Prime + 1%.
(7) Note receivable, collateralized by 33,134 shares of Common Stock. Balance due May 15, 1996, with interest at 9.0% per annum.
(8)  Note receivable due June 1, 1991, with interest at 10.0% per annum.
(9) Note receivable, collateralized by 396,849 shares of Common Stock. Balance due May 15, 1996, with interest at 9.5% per annum.
(10) Note receivable, collateralized by 331,739 shares of Common Stock. Balance due May 15, 1996, with interest at 9.5% per annum.
(11) Note receivable, collateralized by 99,846 shares of Common Stock. Balance due May 15, 1996, with interest at 9.5% per annum.
(12) Note receivable partially repaid by delivery of 15,000 shares of Common Stock, valued at $106,215, to ICF Kaiser towards the outstanding principle and interest.

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

               ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (in 000's)

  -----------------------------------------------------
|               COLUMN A            |     COLUMN B    |
| ----------------------------------| ----------------|
|                                   |                 |
|                                   |                 |
|                                   |   Balance at    |
|                                   |    beginning    |
| Description                       |    of period    |
| ----------------------------------| ----------------|
|                                   |                 |
| Year ended February 28, 1994:     |                 |
|   Deducted from asset account     |                 |
|   Allowance for doubtful accounts | $      8,977    |
|                                   |                 |
|   Included in other liabilities   |                 |
|   Provision for future losses     |                 |
|                on contracts       |          464    |
|                                   |    ---------    |
|                                   | $      9,441    |
|                                   |    =========    |
| Year ended February 28, 1993:     |                 |
|   Deducted from asset account     |                 |
|   Allowance for doubtful accounts | $      9,361    |
|                                   |                 |
|   Included in other liabilities   |                 |
|   Provision for future losses     |                 |
|                on contracts       |        2,351    |
|                                   |    ---------    |
|                                   | $     11,712    |
|                                   |    =========    |
| Year ended February 29, 1992:     |                 |
|   Deducted from asset account     |                 |
|   Allowance for doubtful accounts | $     10,302    |
|                                   |                 |
|   Included in other liabilities   |                 |
|   Provision for future losses     |                 |
|                on contracts       |          224    |
|                                   |    ---------    |
|                                   | $     10,526    |
|                                   |    =========    |
  ---------------------------------   ----------------

  --------------------------------------------------------------------------------------------------------
|               COLUMN A            |             COLUMN C             |   COLUMN D       |   COLUMN E    |
| ----------------------------------| ---------------------------------| -----------------| --------------|
|                                   |            Additions             |                  |               |
|                                   | ---------------------------------|                  |               |
|                                   |  Charged to    |                 |                  |    Balance at |
|                                   |  costs and     |                 |                  |      end of   |
| Description                       |   expenses     |      Other      |    Deductions    |      period   |
| ----------------------------------| ---------------| ----------------| -----------------| ------------- |
|                                   |                |                 |                  |               |
| Year ended February 28, 1994:     |                |                 |                  |               |
|   Deducted from asset account     |                |                 |                  |               |
|   Allowance for doubtful accounts |       2,509    | $          -    | $       1,289 (2)| $      10,197 |
|                                   |                |                 |                  |               |
|   Included in other liabilities   |                |                 |                  |               |
|   Provision for future losses     |                |                 |                  |               |
|                on contracts       |           -    |            -    |           285 (3)|           179 |
|                                   |   ---------    |    ---------    |     ---------    |     --------- |
|                                   |       2,509    | $          -    | $       1,574    | $      10,376 |
|                                   |   =========    |    =========    |     =========    |     ========= |
| Year ended February 28, 1993:     |                |                 |                  |               |
|   Deducted from asset account     |                |                 |                  |               |
|   Allowance for doubtful accounts |       3,085    | $          -    | $       3,469 (5)| $       8,977 |
|                                   |                |                 |                  |               |
|   Included in other liabilities   |                |                 |                  |               |
|   Provision for future losses     |                |                 |                  |               |
|                on contracts       |         564    |            -    |         2,451 (3)|           464 |
|                                   |   ---------    |    ---------    |     ---------    |     --------- |
|                                   |       3,649    | $          -    | $       5,920    | $       9,441 |
|                                   |   =========    |    =========    |     =========    |     ========= |
| Year ended February 29, 1992:     |                |                 |                  |               |
|   Deducted from asset account     |                |                 |                  |               |
|   Allowance for doubtful accounts |       4,359    | $      2,166 (1)| $       7,466 (5)| $       9,361 |
|                                   |                |                 |                  |               |
|   Included in other liabilities   |                |                 |                  |               |
|   Provision for future losses     |                |                 |                  |               |
|                on contracts       |       2,210    |        1,222 (4)|         1,305 (3)|         2,351 |
|                                   |   ---------    |    ---------    |     ---------    |     --------- |
|                                   |       6,569    | $      3,388    | $       8,771    | $      11,712 |
|                                   |   =========    |    =========    |     =========    |     ========= |
  ---------------------------------   ---------------  ----------------  --------------     --------------


(1) Reflects primarily net allowance for doubtful accounts from the purchase of subsidiaries.

(2) Reflects amounts written off against the allowance and related accounts receivable accounts.

(3)  Reflects losses charged against the provision for contract losses.

(4) Reflects provision for future contract losses provided for in connection with the purchase of subsidiaries.

(5) Reflects amounts written off against the allowance and related accounts receivable accounts and amounts written off to the provision for restructuring and disposal of businesses.