Form 10-K/A
period 1994-02-28
ICF KAISER INTERNATIONAL INC
filed 1994-06-10
CIK 856200

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                               Amendment No. 1 to
                           Annual Report on Form 10-K
                  For the fiscal year ended February 28, 1994

  FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

================================================================================

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


     The undersigned Registrant hereby amends the "Results of Operations" section of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) filed as part of its Annual Report for the fiscal year ended February 28, 1994, on Form 10-K as set forth on the replacement page 20 attached hereto.

     This Amendment changes the word "net" in the third sentence of the last paragraph of the subsection entitled "Fiscal 1994 Compared to Fiscal 1993" (located on page 20) to "pretax".

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ICF Kaiser International, Inc.
                                          (Registrant)



                                 By                 /s/
                                    --------------------------------------
                                             Cynthia L. Hathaway
                                       Vice President, Assistant General
                                       Counsel, and Assistant Secretary
increase was primarily due to the amendment of ICF Kaiser's contract with DOE, which was effective October 1, 1993. Service revenue as a percentage of gross revenue increased as the Company continued its concerted efforts to shift more work from subcontractors to Company personnel. Equity in income from joint ventures and affiliated companies, and consequently service revenue, declined due to the successful early completion of a natural gas liquefaction project on Australia's Northwest Shelf ($2.8 million) and the sale of the Company's interest in Acer Group Limited ($1.6 million), partially offset by $1.1 million of income from the Company's interest in an entity that owns a coal pulverization facility.

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

  ICF Kaiser's effective tax rate decreased to 2.7% in fiscal 1994 from 42% in fiscal 1993 because the book loss includes a high level of nondeductible expenses such as goodwill, differences between the book and tax basis of businesses sold, and losses from controlled foreign corporations. This impact was magnified by the unanticipated decline in operating results in the fourth quarter of fiscal 1994. As a result of the combination of lower projected pretax income levels and goodwill amortization, a nondeductible item, the Company's effective tax rate is expected to be above traditional levels in the near-term future. A $3.3 million valuation allowance was established in fiscal 1994 for deferred tax assets, primarily net operating loss carryforwards, that might not be realized in the near future. Although the Company believes it will ultimately use all of its net operating loss carryforwards, the valuation allowance was established due to the extraordinary item and recent operating results. The Company has net operating losses of $12.1 million, of which $1.2 million expire in fiscal 2004 and $10.9 million expire in 2009. The Company has recorded $0.9 million of tax credit carryforwards, the majority of which do not expire. Management believes that due to actions taken in fiscal 1994, such as the reorganization discussed under "Overview," the Company's expected levels of pretax earnings for financial reporting purposes, when adjusted for nondeductible expenses such as goodwill amortization, will generate sufficient future taxable income to realize the $16.1 million deferred tax asset within the 15-year net operating loss carryforward period.

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