Form 10-Q
period 1994-05-31
ICF KAISER INTERNATIONAL INC
filed 1994-06-22
CIK 856200

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

For the quarterly period ended May 31, 1994          Commission File No. 1-12248



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
Yes     X      No
    ---------     ---------


   On June 20, 1994, there were 20,961,850 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

================================================================================

                       ICF KAISER INTERNATIONAL, INC.

                             INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
  Part I - Financial Information

       Item 1.   Financial Statements:

                 Consolidated Balance Sheets -
                 May 31, 1994 and February 28, 1994.......................   3

                 Consolidated Statements of Operations -
                 Three Months Ended May 31, 1994 and 1993.................   4

                 Consolidated Statements of Cash Flows -
                 Three Months Ended May 31, 1994 and 1993.................   5

                 Notes to Consolidated Financial Statements...............   6

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............ 7-9


  Part II - Other Information

       Item 1.   Legal Proceedings........................................  10

       Item 2.   Changes in Securities....................................  10

       Item 3.   Defaults Upon Senior Securities..........................  10

       Item 4.   Submission of Matters to a Vote of Security Holders......  10

       Item 5.   Other Information........................................  10

       Item 6.   Exhibits and Reports on Form 8-K.........................  10


                ICF Kaiser International, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                (In thousands)

                                                             May 31,       February 28,
                                                              1994             1994
                                                             -------------------------
                                                             (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                                  $  18,267       $  25,509
  Contract receivables, net                                    130,275         128,166
  Prepaid expenses and other current assets                     13,978          20,451
  Deferred income taxes                                         15,697          16,053
                                                             ---------       ---------
          Total Current Assets                                 178,217         190,179
                                                             ---------       ---------

Fixed Assets
  Furniture, equipment and leasehold improvements               41,226          40,630
  Less depreciation and amortization                           (26,434)        (24,955)
                                                             ---------       ---------
                                                                14,792          15,675
                                                             ---------       ---------
Other Assets
  Goodwill, net                                                 49,423          49,916
  Investments in and advances to affiliates                      6,017           5,600
  Due from officers and employees                                2,094           1,830
  Other                                                         18,329          17,998
                                                             ---------       ---------
                                                                75,863          75,344
                                                             ---------       ---------
                                                             $ 268,872       $ 281,198
                                                             =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                      $  39,399       $  52,073
  Accrued salaries and employee benefits                        22,627          23,439
  Accrued interest                                               5,847           2,108
  Current portion of long-term debt                                863           1,088
  Income taxes payable                                           1,751           1,511
  Deferred revenue                                               7,634           8,462
  Other                                                          9,506          10,773
                                                             ---------       ---------
          Total Current Liabilities                             87,627          99,454
                                                             ---------       ---------

Long-term Liabilities
  Long-term debt, less current portion                         121,875         121,954
  Other                                                          8,400           8,798
                                                             ---------       ---------
                                                               130,275         130,752
                                                             ---------       ---------

Commitments and Contingencies

Redeemable Preferred Stock                                      20,263          20,212
Common Stock, par value $.01 per share:
  Authorized-90,000,000 shares
  Issued and outstanding-20,961,850 and 20,924,588 shares          209             209
Additional Paid-in Capital                                      63,678          63,572
Notes Receivable Related to Common Stock                        (1,732)         (1,732)
Retained Earnings (Deficit)                                    (29,863)        (29,528)
Cumulative Translation Adjustment                               (1,585)         (1,741)
                                                             ---------       ---------
                                                             $ 268,872       $ 281,198
                                                             =========       =========




See notes to consolidated financial statements.

                ICF Kaiser International, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)


                                                            Three Months Ended May 31,
                                                                1994           1993
                                                            --------------------------
                                                                    (Unaudited)


Gross Revenue                                                $ 210,491       $ 128,012
  Subcontract and direct material costs                        (98,292)        (39,675)
  Equity in income of joint ventures
      and affiliated companies                                     951             327
                                                             ---------       ---------
  Service Revenue                                              113,150          88,664

Operating Expenses
  Direct cost of services and overhead                          95,545          73,796
  Administrative and general                                    11,127          11,879
  Depreciation and amortization                                  2,259           2,422
  Unusual item                                                       -             500
                                                             ---------       ---------
Operating Income                                                 4,219              67

Other Income (Expense)
  Interest income                                                  305             410
  Interest expense                                              (3,949)         (1,651)
                                                             ---------       ---------
Income (Loss) Before Income Taxes                                  575          (1,174)
  Income tax provision (benefit)                                   357            (517)
                                                             ---------       ---------
Net Income (Loss)                                                  218            (657)
  Preferred stock dividends and accretion                          539           1,336
                                                             ---------       ---------

Net Loss Available for Common Shareholders                   $    (321)      $  (1,993)
                                                             =========       =========

Primary and Fully Diluted
  Net Loss Per Common Share                                  $   (0.02)      $   (0.09)
                                                             =========       =========

Primary and Fully Diluted
  Weighted Average Common and
  Common Equivalent Shares Outstanding                          20,943          21,023
                                                             =========       =========


See notes to consolidated financial statements.

               ICF Kaiser International, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                               (In thousands)

                                                           Three Months Ended May 31,
                                                               1994         1993
                                                           --------------------------
                                                                  (Unaudited)
Operating Activities
   Net income (loss)                                         $    218     $   (657)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                             2,259        2,422
      Provision for losses on accounts receivable                 237          509
      Provision for deferred income taxes                         357         (517)
      Earnings less than (in excess of) cash distributions
       from joint ventures and affiliated companies              (666)         217
      Changes in assets and liabilities related to operating
       activities :
         Contract receivables, net                             (2,346)      13,230
         Prepaid expenses and other current assets              3,938        3,929
         Other assets                                          (1,043)          (8)
         Accounts payable and accrued expenses                 (9,747)     (14,147)
         Income taxes payable                                     434          217
         Deferred revenue                                        (828)         449
         Other liabilities                                     (1,570)        (716)
                                                             --------     --------
      Net Cash Provided by (Used in) Operating Activities      (8,757)       4,928
                                                             --------     --------

Investing Activities
   Sale of subsidiary assets                                    2,600            -
   Purchases of fixed assets, net                                (357)        (246)
   Investments in subsidiaries and affiliates                     (88)      (2,293)
                                                             --------     --------
      Net Cash Provided by (Used in) Investing Activities       2,155       (2,539)
                                                             --------     --------

Financing Activities
   Proceeds from borrowings from credit facility                    -       10,000
   Principal payments on other borrowings                        (414)        (576)
   Proceeds from (uses in) common stock transactions              106       (2,675)
   Preferred stock dividends                                     (488)      (1,257)
                                                             --------     --------
      Net Cash Provided by (Used in) Financing Activities        (796)       5,492
                                                             --------     --------
Effect of Exchange Rate Changes on Cash                           156          (79)
                                                             --------     --------
Increase (Decrease) in Cash and Cash Equivalents               (7,242)       7,802
Cash and Cash Equivalents at Beginning of Period               25,509        8,445
                                                             --------     --------
Cash and Cash Equivalents at End of Period                   $ 18,267     $ 16,247
                                                             ========     ========


Supplemental Information:
Cash payments for interest                                   $    109     $  2,622
Cash payments (refunds) for income taxes                         (408)        (223)

See notes to consolidated financial statements.

               ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A-BASIS OF PRESENTATION

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (ICF Kaiser or the Company), except for the February 28, 1994 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended February 28, 1994 and the information included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 28, 1994. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the May 31, 1994 financial statements.


NOTE B-NET INCOME (LOSS) PER COMMON SHARE

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

NOTE C-CONTINGENCIES

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

The Company has a substantial number of cost reimbursable contracts with the U.S. government, the costs of which are subject to audit by the U. S. government. As a result of such audits, the government asserts from time to time that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. Management believes that the potential effect of disallowed costs, if any, for the periods currently under audit and for periods not yet audited has been adequately provided for and will not have a material adverse effect on the Company's financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

ICF Kaiser is one of the nation's largest engineering, construction, and consulting services companies, providing fully integrated services to domestic and foreign clients in the environment, infrastructure, industry, and energy markets, in both the private and public sectors.

ICF Kaiser's operating results for the first quarter of fiscal 1995 were significantly better than both the comparable period in fiscal 1994 and the previous quarter (the fourth quarter of fiscal 1994) when the Company reported a $20.5 million net loss. The Company's $4.2 million of operating income is at the highest level since fiscal 1993 and $17.7 million higher than the fourth quarter of fiscal 1994. The improved financial performance from the previous quarter was attributable to several factors including: volume and earnings growth throughout the Company, particularly the Company's operations at the U.S. Department of Energy's Hanford site in Washington (DOE-Hanford), reduction in the Company's indirect cost structure to more appropriately match current operating volume, and implementation of the restructuring plan for certain operations initiated in the fourth quarter of fiscal 1994 in response to weakened market conditions. Management's plan included downsizing the work force, consolidating office space, renegotiating significant leases, and restructuring certain international operations. Over 80% of the originally anticipated downsizing of the work force had been completed as of May 31, 1994. Significant actions have been taken on the other elements of the plan, which should be completed in fiscal 1995. Management will continue its review for additional areas to reduce costs and increase the efficiency of operations.

ICF Kaiser's primary markets (environment, infrastructure, industry, and energy) remain extremely competitive; however, over the long-term the Company expects market conditions to improve and its share of these markets to expand. An improving global economy should begin to provide increased demand in the industrial sector, including the metals, mining, and steel industries, which are key consumers of ICF Kaiser's engineering and construction services. Improving economic conditions should also be expected to stimulate demand in the global infrastructure market which is dependent on government funding sources. In addition, a reauthorization of key U.S. environmental laws, which is expected within the next twelve months, and stricter regulatory enforcement should increase the demand for the Company's environmental remediation services.

The Company's backlog increased to $1.7 billion as of May 31, 1994 from $1.6 billion as of February 28, 1994. The Company continues to aggressively pursue new business across all of its markets in order to increase backlog and market share. Currently, ICF Kaiser is pursuing and bidding on a variety of large-scale environmental cleanup projects for the U.S. Department of Defense and DOE. The Company's strategy is to combine large-scale projects, such as DOE-Hanford and those environmental cleanup projects currently being pursued, with broad-based growth in the Company's contract base, particularly in the engineering and construction and international areas, while concurrently maintaining a tightly-controlled cost structure.

Results of Operations

For the quarter ended May 31, 1994, ICF Kaiser's net income was $218,000 and net loss available for common shareholders was $321,000 or $0.02 per share, compared to net loss of $657,000 and net loss available for common shareholders of $1,993,000, or $0.09 per share, for the quarter ended May 31, 1993. The $875,000 increase in net income was achieved despite significantly higher interest expense, primarily through the expansion at DOE-Hanford and the Company's ability to reduce and control operating costs. Each of these elements are discussed in more detail below.

The following table summarizes key elements in the Consolidated Statements of Operations for the quarter ended May 31, 1994 and 1993. Certain items in fiscal 1994 have been restated to conform to the fiscal 1995 presentation.

                             Three Months Ended   Three Months Ended
                                May 31, 1994         May 31, 1993
                           -----------------------------------------
                                      (Dollars in millions)
Gross revenue                      $210.5               $128.0
Service revenue                    $113.2               $ 88.7
Service revenue as a
  percentage of gross                53.8%                69.3%
  revenue
Operating expenses as a
  percentage of service
  revenue:
  Direct cost of services
    and overhead                     84.4%                83.2%
  Administrative
    and general                       9.8%                13.4%
  Depreciation
    and amortization                  2.0%                 2.7%
  Unusual item                          -                  0.6%
Operating income                      3.7%                 0.1%


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

Revenue

Gross revenue for the quarter increased 64.4% to $210.5 million, while service revenue increased 27.6% to $113.2 million, versus the comparable period last year. The increase is primarily attributable to the work performed at DOE-Hanford ($87.5 million gross and $31.2 million service), which was significantly expanded through an October 1993 amendment to the contract. Service revenue increased 12.1% from the fourth quarter of fiscal 1994 due to the expansion at DOE-Hanford and Company-wide growth. Service revenue as a percentage of gross revenue decreased to 53.8% for the quarter ended May 31, 1994 from 69.3% for the comparable period last year, primarily because under the amended DOE-Hanford contract, ICF Kaiser absorbed a business segment from the prime contractor which utilizes a much higher proportion of subcontractors than company personnel.

Expenses

The Company's direct cost of services and overhead increased $21.7 million to 84.4% of service revenue due primarily to the DOE-Hanford expansion. Administrative and general expense decreased $0.8 million from 13.4% to 9.8% of service revenue as the DOE-Hanford expansion had a negligible effect on corporate administrative and general expense. The decrease in these costs is attributable to the impact of management cost-cutting initiatives, which heavily affected administrative staff functions.

ICF Kaiser's interest expense for the quarter ended May 31, 1994 increased $2.3 million from the comparable period last year due to the recapitalization program completed in the fourth quarter of fiscal 1994. The increase in interest expense was partially offset by a reduction in preferred dividends.

ICF Kaiser's effective tax rate increased to 62% in the first quarter of fiscal 1995 from 44% in the first quarter of fiscal 1994. The effective tax rate in fiscal 1995 is higher than it has been in past income-producing years because permanent differences, such as the nondeductibility of goodwill, comprise a much higher percentage of pretax income than in prior years. As income increases, the effective tax rate should decrease as these permanent differences become less significant in relation to total pretax income.

Liquidity and Capital Resources

During the first quarter of fiscal 1995, cash and cash equivalents decreased $7.2 million to $18.3 million at May 31, 1994; however, working capital remained constant. Operating activities used $8.8 million of cash in the first quarter which was partially offset by the receipt of $2.6 million of proceeds from the sale of a subsidiary's assets in the fourth quarter of fiscal 1994. The utilization of cash in operations was primarily due to a significant pay down of accounts payable in the first quarter, which was compounded by an increase in receivables. In the prior year's first quarter, both payables and receivables decreased because of the Company's decreasing volume. The first interest payment ($7.5 million) on the Company's 12% Senior Subordinated Notes issued in the fourth quarter of fiscal 1994 will be made on June 30, 1994. Management believes that current projected levels of cash flows and operating revenues and the availability of borrowings under the Company's credit facility will be adequate to fund operations throughout the next twelve months.

                         Part II - Other Information


Item 1.      Legal Proceedings

        As previously reported in the Report on Form 10-K for the year ended February 28, 1994.


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


Item 5.      Other Information

        None


Item 6.      Exhibits and Reports on Form 8-K


        (a)  The exhibits filed as part of this report are listed below:
             -----------------------------------------------------------

             None

        (b)  Report on Form 8-K
             ------------------

             A Report on Form 8-K (Date of Report: April 22, 1994) was filed with the Commission on April 25, 1994, reporting the Company's financial results for the fiscal year ended February 28, 1994.

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

                                    ICF KAISER INTERNATIONAL, INC.
                                       (Registrant)


Date:  June 21, 1994                   /s/ Ronald R. Spoehel
                                    ------------------------------
                                    Ronald R. Spoehel
                                    Senior Vice President, Chief Financial
                                    Officer (Acting), and Treasurer
                                    (Duly authorized officer and
                                     principal financial officer)