Form 10-Q
period 1994-08-31
ICF KAISER INTERNATIONAL INC
filed 1994-10-07
CIK 856200

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

For the quarterly period ended August 31, 1994       Commission File No. 1-12248


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


  On September 30, 1994, there were 20,926,790 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

================================================================================

                         ICF KAISER INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
  Part I - Financial Information

      Item 1. Financial Statements:

              Consolidated Balance Sheets -
              August 31, 1994 and February 28, 1994.......................... 3

              Consolidated Statements of Operations -
              Six Months Ended August 31, 1994 and 1993...................... 4

              Consolidated Statements of Operations -
              Three Months Ended August 31, 1994 and 1993.................... 5

              Consolidated Statements of Cash Flows -
              Six Months Ended August 31, 1994 and 1993...................... 6

              Notes to Consolidated Financial Statements..................... 7

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations............... 8-11

  Part II - Other Information


      Item 1. Legal Proceedings............................................. 12

      Item 2. Changes in Securities......................................... 12

      Item 3. Defaults Upon Senior Securities............................... 12

      Item 4. Submission of Matters to a Vote of Security Holders........... 12

      Item 5. Other Information............................................. 13

      Item 6. Exhibits and Reports on Form 8-K.............................. 13

                ICF Kaiser International, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                (In thousands)


                                                                                 August 31,   February 28,
                                                                                    1994          1994
                                                                                ---------------------------
                                                                                 (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                                      $  13,918     $  25,509
   Contract receivables, net                                                        134,800       128,166
   Prepaid expenses and other current assets                                         13,382        20,451
   Deferred income taxes                                                             14,723        16,053
                                                                                  ---------     ---------
       Total Current Assets                                                         176,823       190,179
                                                                                  ---------     ---------

Fixed Assets
   Furniture, equipment and leasehold improvements                                   42,341        40,630
   Less depreciation and amortization                                               (27,782)      (24,955)
                                                                                  ---------     ---------
                                                                                     14,559        15,675
                                                                                  ---------     ---------
Other Assets
   Goodwill, net                                                                     48,931        49,916
   Investments in and advances to affiliates                                          5,898         5,600
   Due from officers and employees                                                    2,415         1,830
   Other                                                                             18,481        17,998
                                                                                  ---------     ---------
                                                                                     75,725        75,344
                                                                                  ---------     ---------
                                                                                  $ 267,107     $ 281,198
                                                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                                          $  39,726     $  52,073
   Accrued salaries and employee benefits                                            25,584        23,439
   Accrued interest                                                                   2,500         2,108
   Current portion of long-term debt                                                    935         1,088
   Income taxes payable                                                               1,690         1,511
   Deferred revenue                                                                   7,652         8,462
   Other                                                                              9,332        10,773
                                                                                  ---------     ---------
       Total Current Liabilities                                                     87,419        99,454
                                                                                  ---------     ---------

Long-term Liabilities
   Long-term debt, less current portion                                             121,664       121,954
   Other                                                                              8,080         8,798
                                                                                  ---------     ---------
                                                                                    129,744       130,752
                                                                                  ---------     ---------

Commitments and Contingencies

Redeemable Preferred Stock                                                           20,314        20,212
Common Stock, par value $.01 per share:
   Authorized--90,000,000 shares
   Issued and outstanding--20,926,790 and 20,924,588 shares                             209           209
Additional Paid-in Capital                                                           63,587        63,572
Notes Receivable Related to Common Stock                                             (1,732)       (1,732)
Retained Earnings (Deficit)                                                         (31,000)      (29,528)
Cumulative Translation Adjustment                                                    (1,434)       (1,741)
                                                                                  ---------     ---------
                                                                                  $ 267,107     $ 281,198
                                                                                  =========     =========


See notes to consolidated financial statements.

                ICF Kaiser International, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)




                                              Six Months Ended August 31,
                                                1994                1993
                                            ------------------------------
                                                      (Unaudited)


Gross Revenue                                $ 419,452          $ 274,842
  Subcontract and direct material costs       (198,403)           (97,704)
  Equity in income of joint ventures
      and affiliated companies                   2,020                741
                                             ----------         ----------
Service Revenue                                223,069            177,879

Operating Expenses
  Direct cost of services and overhead         189,432            145,550
  Administrative and general                    21,561             22,894
  Depreciation and amortization                  4,584              4,862
  Unusual item                                      --                500
                                             ----------         ----------
Operating Income                                 7,492              4,073

Other Income (Expense)
  Gain on sale of investment                       551                 --
  Interest income                                  757                705
  Interest expense                              (7,864)            (3,341)
                                             ----------         ----------
Income Before Income Taxes                         936              1,437
  Income tax provision                           1,331                747
                                             ----------         ----------
Net Income (Loss)                                 (395)               690
  Preferred stock dividends and accretion        1,077              2,670
                                             ----------         ----------
Net Loss Available for Common Shareholders   $  (1,472)         $  (1,980)
                                             ==========         ==========
Primary and Fully Diluted
  Net Loss Per Common Share                  $   (0.07)         $   (0.09)
                                             ==========         ==========
Primary and Fully Diluted
  Weighted Average Common and
  Common Equivalent Shares Outstanding          20,941             20,907
                                             ==========         ==========

See notes to consolidated financial statements.

                ICF Kaiser International, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)




                                                      Three Months Ended August 31,
                                                          1994              1993
                                                      ------------------------------
                                                              (Unaudited)
Gross Revenue                                         $   208,961     $   146,830
 Subcontract and direct material costs                   (100,111)        (58,029)
 Equity in income of joint ventures
   and affiliated companies                                 1,069             414
                                                      ------------    ------------
Service Revenue                                           109,919          89,215

Operating Expenses
 Direct cost of services and overhead                      93,887          71,754
 Administrative and general                                10,434          11,015
 Depreciation and amortization                              2,325           2,440
                                                      ------------    ------------
Operating Income                                            3,273           4,006

Other Income (Expense)
 Gain on sale of investment                                   551              --
 Interest income                                              452             295
 Interest expense                                          (3,915)         (1,690)
                                                      ------------    ------------
Income Before Income Taxes                                    361           2,611
 Income tax provision                                         974           1,264
                                                      ------------    ------------
Net Income (Loss)                                            (613)          1,347
 Preferred stock dividends and accretion                      538           1,334
                                                      ------------    ------------
Net Income (Loss) Available for Common Shareholders   $    (1,151)    $        13
                                                      ============    ============
Primary and Fully Diluted
 Net Income (Loss) Per Common Share                   $     (0.05)    $      0.00
                                                      ============    ============
Primary and Fully Diluted
 Weighted Average Common and
 Common Equivalent Shares Outstanding                      20,944          20,746
                                                      ============    ============

See notes to consolidated financial statements.

                ICF Kaiser International, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)


                                                                                 Six Months Ended August 31,
                                                                                  1994                1993
                                                                             -----------------------------------
                                                                                          (Unaudited)
Operating Activities
  Net income (loss)                                                           $      (395)          $      690
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                  4,584                4,862
     Provision for losses on accounts receivable                                      459                  991
     Provision for deferred income taxes                                            1,331                 (970)
     Earnings less than cash distributions from
       joint ventures and affiliated companies                                      1,941                  109
     Changes in assets and liabilities related to operating
       activities:
          Contract receivables, net                                                (7,093)              15,761
          Prepaid expenses and other current assets                                 1,958                2,678
          Other assets                                                             (1,744)                (316)
          Accounts payable and accrued expenses                                    (9,810)             (14,703)
          Income taxes payable                                                        179                 (180)
          Deferred revenue                                                           (810)               1,575
          Other liabilities                                                        (1,938)              (1,195)
                                                                              ------------          -----------
     Net Cash Provided by (Used in) Operating Activities                          (11,338)               9,302
                                                                              ------------          -----------
Investing Activities
  Sale of subsidiary assets                                                         2,600                   --
  Purchases of fixed assets, net                                                   (1,436)                (739)
  Investments in subsidiaries and affiliates                                         (100)              (2,293)
                                                                              ------------          -----------
     Net Cash Provided by (Used in) Investing Activities                            1,064               (3,032)
                                                                              ------------          -----------
Financing Activities
  Proceeds from borrowings from credit facility                                        --               10,000
  Principal payments on other borrowings                                             (664)              (1,081)
  Proceeds from (uses in) common stock transactions                                    15               (2,382)
  Preferred stock dividends                                                          (975)              (2,513)
                                                                              ------------          -----------
     Net Cash Provided by (Used in) Financing Activities                           (1,624)               4,024
                                                                              ------------          -----------
Effect of Exchange Rate Changes on Cash                                               307                 (200)
                                                                              ------------          -----------
Increase (Decrease) in Cash and Cash Equivalents                                  (11,591)              10,094
Cash and Cash Equivalents at Beginning of Period                                   25,509                8,445
                                                                              ------------          -----------
Cash and Cash Equivalents at End of Period                                    $    13,918           $   18,539
                                                                              ============          ===========
Supplemental Information:
Cash payments for interest                                                    $     7,276           $    6,418
Cash payments (refunds) for income taxes                                             (372)                (123)
Non-Cash Transactions:
Sale of investment                                                                    735                   --
Decrease of ESOP guaranteed bank loan                                                  --               (1,667)


See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A-BASIS OF PRESENTATION

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (ICF Kaiser or the Company), except for the February 28, 1994 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended February 28, 1994 and the information included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 28, 1994. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the August 31, 1994 financial statements.

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

NOTE D-SALE OF INVESTMENT

The Company sold a 20% interest in a French subsidiary for approximately $735,000, resulting in a $551,000 pretax gain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

ICF Kaiser is one of the nation's largest engineering, construction, and consulting services companies, providing fully integrated services to domestic and foreign clients in the environment, infrastructure, industry, and energy markets, in both the private and public sectors.

ICF Kaiser's $3.3 million of operating income for the second quarter of fiscal 1995 was lower than the $4.2 million operating income level reported in the first quarter of this year and the $4.0 million reported in the second quarter of fiscal 1994. The decline in operating income during the second quarter was primarily due to losses in several components of the Company's engineering and construction operations. This operational decline is due primarily to the wind-down of several projects combined with delays in the commencement of recently awarded projects. In addition, certain key public sector clients have reduced funding for infrastructure projects, including those of ICF Kaiser, thus resulting in lower demand for the Company's engineering and construction services. ICF Kaiser's continuing cost reduction efforts in the Company's engineering and construction operations, including a recently targeted 9% reduction in personnel, are expected to primarily benefit operations in the third quarter and beyond. Management believes that these actions will save the Company an additional $4.9 million annually. Levels of contract awards in the Company's engineering and construction operations have recently improved; however, as the projects recently awarded have long lead-times between contract award and initiation of work, the increase in awards are expected to have delayed effects on profitability.

ICF Kaiser's operating results for the first half of fiscal 1995 were better than the comparable period in fiscal 1994. Although the Company's second quarter income of fiscal 1995 declined from the level reported in the first quarter, the Company's $7.5 million of operating income through the first six months of fiscal 1995 was $3.4 million greater than the first half of fiscal 1994. The improved operating results in the first half of fiscal 1995 were attributable to several factors including: volume and earnings growth in most of the non-engineering and construction businesses of the Company, particularly in its operations at the U.S. Department of Energy's Hanford, Washington site (DOE-Hanford). Further benefits resulted from a reduction in the Company's indirect cost structure and the implementation of a restructuring plan adopted in fiscal 1994. ICF Kaiser also successfully settled a significant part of the Company's future liability for insurance claims for prior years, which enabled the Company to reduce the accrued liability for insurance costs by $1.0 million in the second quarter of fiscal 1995.

The Company's backlog was $1.5 billion at August 31, 1994 compared to $1.6 billion as of February 28, 1994. The Company is negotiating final terms on the one-year extension to the Company's DOE-Hanford contract to March 1997, which would add approximately $300 million in gross revenue to the backlog. The Company continues to aggressively pursue new business across all of its markets in order to increase backlog and market share. Currently, ICF Kaiser is pursuing and bidding on a variety of large-scale environmental cleanup projects for the U.S. Departments of Defense (DOD) and Energy, such as DOE's Performance Based Integrating Management contract at its Rocky Flats Environmental Technology site in Colorado. In the near-term, these planned marketing efforts will result in an increase in expenses. The Company's strategy is to aggressively pursue large-scale projects (such as DOE-Hanford and the DOD and DOE projects) and to combine those projects with broad-based growth in the other areas of the Company's contract base, particularly in the engineering and construction and international areas.

Results of Operations

For the quarter ended August 31, 1994, ICF Kaiser's net loss was $613,000 and net loss available for common shareholders was $1,151,000, or $0.05 per share, compared to net income of $1,347,000 and net income available for common shareholders of $13,000, or $0.00 per share, for the quarter ended August 31, 1993. For the six months ended August 31, 1994, ICF Kaiser's net loss was $395,000 and net loss available for common shareholders was $1,472,000, or $0.07 per share, compared to net income of $690,000 and net loss available for common shareholders of $1,980,000, or $0.09 per share, for the comparable period in fiscal 1994. The decrease in net income was primarily due to the decline in income in several components of the Company's engineering and construction operations (discussed under "Overview"); significantly higher interest expense; and an increase in income taxes (discussed below); offset by the expansion of services at DOE-Hanford; and the Company's reduction and control of operating costs. Each of these elements is discussed in more detail below.

The following table summarizes key elements in the Consolidated Statements of Operations for the six months ended August 31, 1994 and 1993. Certain items in fiscal 1994 have been restated to conform to the fiscal 1995 presentation.


                             Six Months Ended   Six Months Ended
                              August 31, 1994    August 31, 1993
                           -------------------------------------
                                    (Dollars in millions)
Gross revenue                      $419.5             $274.8
Service revenue                    $223.1             $177.9
Service revenue as a
  percentage of gross
  revenue                            53.2%              64.7%
Operating expenses as a
  percentage of service
  revenue:
  Direct cost of services
    and overhead                     84.9%              81.8%
  Administrative
    and general                       9.7%              12.9%
  Depreciation
    and amortization                  2.1%               2.7%
  Unusual item                         --                0.3%
Operating income                      3.4%               2.3%


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

Revenue

Gross revenue for the first half of fiscal 1995 increased 52.7% to $419.5 million, while service revenue increased 25.4% to $223.1 million, versus the comparable period last year. These increases were primarily attributable to the work performed at DOE-Hanford ($154.4 million gross and $58.8 million service), which was significantly expanded following an October 1993 amendment to the contract. Service revenue as a percentage of gross revenue decreased to 53.2% for the six months ended August 31, 1994 from 64.7% for the comparable period last year, primarily because under the amended DOE-Hanford contract, ICF Kaiser absorbed a business segment from the prime contractor which utilizes a much higher proportion of subcontractors than company personnel. The increase in gross and service revenue for the second quarter, versus the comparable period last year, was also primarily due to the DOE-Hanford contract.

Expenses

The Company's direct cost of services and overhead increased $43.9 million to 84.9% of service revenue for the six months ended August 31, 1994 due primarily to the DOE-Hanford expansion. Administrative and general expense decreased $1.3 million from 12.9% to 9.7% of service revenue for the six months ended August 31, 1994. The decrease in these costs is primarily attributable to management cost-cutting initiatives, which heavily affect administrative functions. The structure of the DOE-Hanford contract is such that the expansion had a negligible effect on corporate administrative and general expense.

The cost reductions are a result of management's restructuring plan initiated in the fourth quarter of fiscal 1994. These cost reduction efforts will continue, including further staff reductions, throughout fiscal 1995. The initial program included downsizing the work force, consolidating office space, renegotiating significant leases, and restructuring certain international operations. The initial plan should be completed in fiscal 1995.

ICF Kaiser's interest expense for the six months ended August 31, 1994 increased $4.5 million from the comparable period last year due to the recapitalization completed in the fourth quarter of fiscal 1994. The increase in interest expense was partially offset by a reduction in preferred dividends.

ICF Kaiser's income taxes for the first half of fiscal 1995 were $1.3 million, a $0.6 million increase from the comparable period in fiscal 1994, even though pretax income decreased $0.5 million in that period. This increase is attributed to several factors including the lower than projected earnings and the repatriation of overseas funds to the U.S., which could not be currently offset by foreign tax credits. As such, the traditional relationship between income tax expense and pretax income is not meaningful. Permanent differences, such as the nondeductibility of goodwill, comprise a very high percentage of pretax income.

Liquidity and Capital Resources

During the first half of fiscal 1995, cash and cash equivalents decreased $11.6 million to $13.9 million at August 31, 1994. Operating activities used $11.3 million of cash in the first half which was partially offset by the receipt of $2.6 million of proceeds from the sale of a subsidiary's assets in the fourth quarter of fiscal 1994. Cash was primarily used in operations for a significant pay down of accounts payable, a $7.5 million interest payment on the Company's 12% Senior Subordinated Notes (12% Notes), and an increase in contract receivables. In the first six months of fiscal 1994, both payables and receivables had decreased because of the Company's decreased volume.

Portions of the Company's cash flows, such as the collection of award and incentive fees for work performed at DOE-Hanford and the payment of interest on the 12% Notes, are periodic in nature and are not received or paid on a monthly basis. Therefore, accounting for certain elements of operating results do not have a direct correlative effect on cash.

The Company is currently negotiating to acquire all of the outstanding stock of GCH Acquisition Corp. and subsidiaries (GCH), a Pittsburgh-based environmental remediation company. The acquisition, if approved by ICF Kaiser's banks and its Board of Directors, will require approximately $9.0 million in funds at closing.

The Company sold a 20% interest in a French subsidiary for approximately $735,000, resulting in a $551,000 pretax gain. The cash proceeds are expected to be received in the third quarter of fiscal 1995. ICF Kaiser and the purchaser are also parties to a marketing agreement designed to promote the environmental business of the jointly owned company.

Management believes that current projected levels of cash flows and operating revenues and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund operations throughout the next twelve months. As of August 31, 1994, there were no borrowings under the credit facility, except for letters of credit. If GCH is acquired and there are delays in the successful completion of restructuring the Company's engineering and construction operations, the Company may need to undertake additional borrowings under its credit facility.

                          Part II - Other Information


Item 1.  Legal Proceedings

     As previously reported in the Report on Form 10-K for the year ended February 28, 1994.


Item 2.  Changes in Securities

     None


Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of the Registrant was held on Friday, June 24, 1994, at the headquarters of the Registrant, 9300 Lee Highway, Fairfax, VA 22031. The only matters voted on were (a) the election of three management-nominee directors, each to three-year terms expiring at the 1997 Annual Meeting of Shareholders, and (b) the approval of the appointment of Coopers & Lybrand as the Registrant's independent public accountants for the fiscal year ended February 28, 1995. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker nonvotes for each of the above-described matters are set forth below:


                                                       Votes Cast             Votes      Votes
                                                          For                 Cast      Withheld
                                                                             Against
Election of three management-nominee directors

     Gian Andrea Botta                               17,416,104             826,784      1,842,420

     Tony Coelho                                     18,177,987              64,901      1,080,537

     Marc Tipermas                                   18,177,805              65,083      1,080,719

     Withheld from all three nominees:         122 proxies (1,015,636 votes)
     Broker nonvotes:                                 0 proxies (0 votes)

Approval of appointment of                           18,862,821             157,930        237,773
Coopers & Lybrand

     Abstentions:                              29 proxies (237,773 votes)
     Broker nonvotes:                          0 proxies (0 votes)


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K


     (a)  The exhibits filed as part of this report are listed below:
          -----------------------------------------------------------

     Exihibit No. 27  Financial Data Schedule

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

                                    ICF KAISER INTERNATIONAL, INC.
                                       (Registrant)


Date:  October 7, 1994                 /s/ Richard K. Nason
                                    -----------------------------
                                    Richard K. Nason

                                    Senior Vice President and Treasurer
                                    (Duly authorized officer and
                                     principal financial officer)