Form 10-Q
period 1994-11-30
ICF KAISER INTERNATIONAL INC
filed 1995-01-17
CIK 856200

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

For the quarterly period ended November 30, 1994     Commission File No. 1-12248



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
    ---------     _________


     On December 31, 1994, there were 20,969,711 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

================================================================================

                        ICF KAISER INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q


                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements:

                 Consolidated Balance Sheets -
                 November 30, 1994 and February 28, 1994..........................................  3

                 Consolidated Statements of Operations -
                 Nine Months Ended November 30, 1994 and 1993.....................................  4

                 Consolidated Statements of Operations -
                 Three Months Ended November 30, 1994 and 1993....................................  5

                 Consolidated Statements of Cash Flows -
                 Nine Months Ended November 30, 1994 and 1993.....................................  6

                 Notes to Consolidated Financial Statements.......................................  7

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.................................. 8-12

  PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings...............................................................  12

      Item 2.    Changes in Securities...........................................................  12

      Item 3.    Defaults Upon Senior Securities.................................................  12

      Item 4.    Submission of Matters to a Vote of Security Holders.............................  12

      Item 5.    Other Information...............................................................  12

      Item 6.    Exhibits and Reports on Form 8-K................................................  12

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                  November 30,     February 28,
                                                     1994              1994
                                                  -----------------------------
                                                   (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                       $   19,461       $    25,509
  Contract receivables, net                          145,272           128,166
  Prepaid expenses and other current assets           11,603            20,451
  Deferred income taxes                               13,806            16,053
                                                  -----------      ------------
    Total Current Assets                             190,142           190,179
                                                  -----------      ------------

Fixed Assets
  Furniture, equipment and leasehold improvements     42,599            40,630
  Less depreciation and amortization                 (29,088)          (24,955)
                                                  -----------      ------------
                                                      13,511            15,675
                                                  -----------      ------------

Other Assets
 Goodwill, net                                        48,437            49,916
 Investments in and advances to affiliates             6,557             5,600
 Due from officers and employees                       2,060             1,830
 Other                                                18,063            17,998
                                                  -----------      ------------
                                                      75,117            75,344
                                                  -----------      ------------
                                                  $  278,770       $   281,198
                                                  ===========      ============



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses           $   47,592       $    52,073
  Accrued salaries and employee benefits              29,106            23,439
  Accrued interest                                     6,250             2,108
  Current portion of long-term debt                      797             1,088
  Income taxes payable                                 1,542             1,511
  Deferred revenue                                     8,975             8,462
  Other                                                6,700            10,773
                                                  -----------      ------------
    Total Current Liabilities                        100,962            99,454
                                                  -----------      ------------

Long-term Liabilities
  Long-term debt, less current portion               121,662           121,954
  Other                                                7,597             8,798
                                                  -----------      ------------
                                                     129,259           130,752
                                                  -----------      ------------
Commitments and Contingencies

Redeemable Preferred Stock                            19,566            20,212
Common Stock, par value $.01 per share:
  Authorized-90,000,000 shares
  Issued and outstanding- 20,969,711 and
    20,924,588 shares                                    210               209
Additional Paid-in Capital                            63,689            63,572
Notes Receivable Related to Common Stock              (1,732)           (1,732)
Retained Earnings (Deficit)                          (31,862)          (29,528)
Cumulative Translation Adjustment                     (1,322)           (1,741)
                                                  -----------      ------------
                                                  $  278,770       $   281,198
                                                  ===========      ============

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                  Nine Months Ended November 30,
                                                     1994                1993
                                                  ==============================
                                                           (Unaudited)

GROSS REVENUE                                     $ 655,364           $ 454,069
  Subcontract and direct material costs            (309,643)           (175,635)
  Equity in income of joint ventures
    and affiliated companies                          2,693               3,355
                                                  ----------          ----------
SERVICE REVENUE                                     348,414             281,789

OPERATING EXPENSES
  Direct cost of services and overhead              299,877             231,602
  Administrative and general                         31,142              34,115
  Depreciation and amortization                       6,941               7,352
  Unusual item                                            -                 500
                                                  ----------          ----------
OPERATING INCOME                                     10,454               8,220

OTHER INCOME (EXPENSE)
  Gain on sale of investment                            551                   -
  Interest income                                     1,381               1,116
  Interest expense                                  (10,857)             (5,089)
                                                  ----------          ----------
INCOME BEFORE INCOME TAXES                            1,529               4,247
  Income tax provision                                2,247               2,208
                                                  ----------          ----------
NET INCOME (LOSS)                                      (718)              2,039
  Preferred stock dividends and accretion             1,616               3,972
                                                  ----------          ----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS      $  (2,334)          $  (1,933)
                                                  ==========          ==========

Primary and Fully Diluted
  Net Loss Per Common Share                       $   (0.11)          $   (0.09)
                                                  ==========          ==========

Primary and Fully Diluted
  Weighted Average Common and
  Common Equivalent Shares Outstanding               20,945              20,881
                                                  ==========          ==========

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                 Three Months Ended November 30,
                                                    1994                1993
                                                ================================
                                                           (Unaudited)

GROSS REVENUE                                   $   235,912          $  179,227
  Subcontract and direct material costs            (111,240)            (77,931)
  Equity in income of joint ventures
   and affiliated companies                             673               2,614
                                                ------------         -----------
SERVICE REVENUE                                     125,345             103,910

OPERATING EXPENSES
  Direct cost of services and overhead              110,445              86,052
  Administrative and general                          9,581              11,221
  Depreciation and amortization                       2,357               2,490
                                                ------------         -----------
OPERATING INCOME                                      2,962               4,147

OTHER INCOME (EXPENSE)
  Interest income                                       624                 411
  Interest expense                                   (2,993)             (1,748)
                                                ------------         -----------
INCOME BEFORE INCOME TAXES                              593               2,810
  Income tax provision                                  916               1,461
                                                ------------         -----------
NET INCOME (LOSS)                                      (323)              1,349
  Preferred stock dividends and accretion               539               1,302
                                                ------------         -----------

NET INCOME (LOSS) AVAILABLE FOR COMMON
SHAREHOLDERS                                    $      (862)         $       47
                                                ============         ===========


Primary and Fully Diluted
  Net Income (Loss) Per Common Share            $     (0.04)         $     0.00
                                                ============         ===========


Primary and Fully Diluted
  Weighted Average Common and
  Common Equivalent Shares Outstanding               20,948              20,806
                                                ============         ===========









See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                            Nine Months Ended November 30,
                                                                               1994             1993
                                                                            ------------------------------
                                                                                    (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                                         $     (718)        $     2,039
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                              6,941               7,352
      Provision for losses on accounts receivable                                  908               1,677
      Provision for deferred income taxes                                        2,247                 508
      Earnings less than (in excess of) cash distributions
        from joint ventures and affiliated companies                             1,712              (1,943)
      Changes in assets and liabilities related to operating
        activities:
          Contract receivables, net                                            (18,014)             25,021
          Prepaid expenses and other current assets                              3,559               2,432
          Other assets                                                          (1,442)               (902)
          Accounts payable and accrued expenses                                  5,328             (16,501)
          Income taxes payable                                                      31                (290)
          Deferred revenue                                                         513              (1,030)
          Other liabilities                                                     (4,943)             (4,042)
                                                                            -----------        ------------
      Net Cash Provided by (Used in) Operating Activities                       (3,878)             14,321
                                                                            -----------        ------------
INVESTING ACTIVITIES
  Sale of subsidiary assets                                                      2,600                   -
  Purchases of fixed assets, net                                                (1,731)               (876)
  Investments in subsidiaries and affiliates                                      (400)             (2,381)
                                                                            -----------        ------------
      Net Cash Provided by (Used in) Investing Activities                          469              (3,257)
                                                                            -----------        ------------

FINANCING ACTIVITIES
  Proceeds from borrowings from credit facility                                      -              10,000
  Principal payments on other borrowings                                          (914)             (1,734)
  Proceeds from (uses in) common stock transactions                                118              (1,814)
  Redemption of redeemable preferred stock                                        (799)               (800)
  Preferred stock dividends                                                     (1,463)             (2,513)
                                                                            -----------        ------------
      Net Cash Provided by (Used in) Financing Activities                       (3,058)              3,139
                                                                            -----------        ------------
Effect of exchange rate changes on cash                                            419                (232)
                                                                            -----------        ------------
Increase (Decrease) in Cash and Cash Equivalents                                (6,048)             13,971
Cash and Cash Equivalents at Beginning of Period                                25,509               8,445
                                                                            -----------        ------------
Cash and Cash Equivalents at End of Period                                  $   19,461         $    22,416
                                                                            ===========        ============

SUPPLEMENTAL INFORMATION:
Cash payments for interest                                                  $    7,385         $     9,242
Cash payments (refunds) for income taxes                                          (152)                 14
NON-CASH TRANSACTIONS:
Sale of investment                                                                 735                   -
Decrease of ESOP guaranteed bank loan                                                -              (3,333)

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (ICF Kaiser or the Company), except for the February 28, 1994 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended February 28, 1994 and the information included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 28, 1994. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the November 30, 1994 financial statements.

NOTE B - NET INCOME (LOSS) PER COMMON SHARE

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

NOTE C - CONTINGENCIES

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

NOTE D - SALE OF INVESTMENT

The Company sold a 20% interest in a French subsidiary for approximately $735,000, resulting in a $551,000 pretax gain in the second quarter of fiscal 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ICF Kaiser is one of the nation's largest engineering, construction, and consulting services companies, providing fully integrated services to domestic and foreign clients in the environment, infrastructure, industry, and energy markets, in both the private and public sectors.

ICF Kaiser's $3.0 million of operating income for the third quarter of fiscal 1995 ended November 30, 1994 was lower than the $4.1 million reported in the third quarter of fiscal 1994 ended November 30, 1993. The decline in operating income between the fiscal years was primarily due to the operating performance in several components of the Company's engineering and construction operations and a decline in international operations. This decline resulted from the wind-down of several foreign projects in fiscal 1994 and delays in the commencement of recently awarded projects. Concurrently management was making strategic and marketing investments in its engineering and construction business for future profitability.

Although operating income in the third quarter of fiscal 1995 declined from the second quarter by $0.3 million, the Company's engineering and construction operations reported a $1.3 million improvement in third quarter operating results. This improvement resulted from increased volume, ongoing cost reduction efforts (including a reduction of under-utilized personnel) and the initial results from strategic and marketing investments in the engineering and construction business. These positive efforts, however, were offset by other areas of the Company, including significant marketing efforts undertaken to pursue two major contracts; a reduction in quarter-to-quarter operating income from the Company's operations at the U.S. Department of Energy's Hanford, Washington site (DOE-Hanford) resulting from an adjustment in estimated fees earned; offset by the favorable resolution of an outstanding claim (which contributed $0.8 million to operating income in the third quarter).

The Company's $10.5 million of operating income through the first nine months of fiscal 1995 was $2.2 million greater than the comparable period in fiscal 1994. The improved operating results in the first nine months of fiscal 1995 were attributable to several factors including: volume and earnings growth in several areas of the Company (primarily in its operations at DOE-Hanford); benefits resulting from a reduction in the Company's indirect costs; the implementation of the restructuring plan adopted in fiscal 1994; and, the sale of an unprofitable portion of an energy engineering business. ICF Kaiser also successfully settled a significant part of the Company's future liability for insurance. These benefits were offset by unfavorable results in the Company's engineering and construction operations.

The Company's contract backlog was $1.4 billion at November 30, 1994. The Company is negotiating the final terms of a one-year extension to the Company's DOE-Hanford contract through March 1997, which would add approximately $300 million to the backlog. The Company's strategic investment in marketing is directed to aggressively pursuing new business across all of its lines of business in order to increase backlog and market share. Currently, ICF Kaiser is pursuing and bidding on a variety of large-scale environmental cleanup projects for the U.S. Departments of Defense (DOD) and Energy (DOE), such as DOE's Performance Based Integrating Management contract at its Rocky Flats Environmental Technology site in Colorado (DOE-Rocky Flats).

RESULTS OF OPERATIONS

For the third quarter of fiscal 1995, ICF Kaiser's net loss was $323,000 and net loss attributable to common shareholders was $862,000, or a net loss of $0.04 per share, compared to net income of $1,349,000 and net income available for common shareholders of $47,000, or $0.00 per share, for the third quarter of fiscal 1994.

For the nine months ended November 30, 1994, ICF Kaiser's net loss was $718,000 and net loss attributable to common shareholders was $2,334,000, or a net loss of $0.11 per share, compared to net income of $2,039,000 and net loss attributable to common shareholders of $1,933,000, or a net loss of $0.09 per share, for the comparable period in fiscal 1994. The decrease in net income was primarily due to the negative income effects of several components of the Company's engineering and construction operations and international operations (discussed under "Overview"); significantly higher interest expense; and an increase in the income tax provision (discussed below); offset by the expansion of services at DOE-Hanford and the Company's reduction and control of operating costs. Each of these elements is discussed in more detail below.

The following table summarizes key elements in the Consolidated Statements of Operations for the nine months ended November 30, 1994 (fiscal 1995) and 1993 (fiscal 1994). Certain items in fiscal 1994 have been restated to conform to the fiscal 1995 presentation.

                               Nine Months Ended     Nine Months Ended
                               November 30, 1994     November 30, 1993
                           -------------------------------------------
                                       (Dollars in millions)
GROSS REVENUE                       $655.4                 $454.1
SERVICE REVENUE                     $348.4                 $281.8
SERVICE REVENUE AS A
 PERCENTAGE OF GROSS
 REVENUE                             53.2%                  62.1%
OPERATING EXPENSES AS A
 PERCENTAGE OF SERVICE
 REVENUE:
 Direct cost of services
  and overhead                       86.1%                  82.2%
 Administrative
  and general                         8.9%                  12.1%
 Depreciation
  and amortization                    2.0%                   2.6%
 Unusual item                          -                     0.2%
OPERATING INCOME                      3.0%                   2.9%

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

Revenue

Gross revenue for the first nine months of fiscal 1995 increased 44.3% to $655.4 million, while service revenue increased 23.6% to $348.4 million, versus the comparable period of fiscal 1994. These increases were substantially attributable to the work performed at DOE-Hanford ($207.1 million of the gross and $87.9 million of the service revenue), which was significantly expanded following an October 1993 amendment to the contract. The DOE-Hanford revenue increases were offset by a decrease in the Company's engineering and construction operations ($16.5 million gross and $13.8 service). Service revenue as a percentage of gross revenue decreased to 53.2% for the nine months ended November 30, 1994 from 62.1% for the comparable period last year, again because of the amended DOE-Hanford contract, under which ICF Kaiser absorbed business utilizing a much higher proportion of subcontractors than Company personnel.

The increase in gross and service revenue for the third quarter of fiscal 1995, versus the comparable period of fiscal 1994, also was primarily due to the DOE-Hanford contract.

The increase in service revenue for both the nine and three month periods was offset by a decline in equity in income of joint ventures and affiliated companies primarily due to the winding down of two foreign projects.

It should be noted that under the DOE-Hanford contract the award and incentive fees to the Company are more influenced by performance than by gross or service revenue generated under the contract.

Expenses

The Company's direct cost of services and overhead increased $68.3 million to 86.1% of service revenue for the nine months ended November 30, 1994 due primarily to the DOE-Hanford expansion. Administrative and general expense decreased $3.0 million from 12.1% to 8.9% of service revenue for the nine months ended November 30, 1994. The decrease in these costs is primarily attributable to management cost-cutting initiatives. This decrease in administrative and general expenses was partially offset by an increase in marketing costs primarily resulting from the Company's pursuit of large-scale projects, such as the DOE-Rocky Flats contract (see Overview). The structure of the DOE-Hanford contract is such that its expansion had a negligible effect on corporate administrative and general expense.

The cost reductions are partially a result of management's restructuring plan initiated in the fourth quarter of fiscal 1994. This program included downsizing the work force, consolidating office space, renegotiating significant leases, and restructuring certain international operations. These cost reduction initiatives are expected to continue, including further staff reductions, throughout the remainder of fiscal 1995.

ICF Kaiser's interest expense for the nine months ended November 30, 1994 increased $5.8 million from the comparable period last year due to the recapitalization completed in the fourth quarter of fiscal 1994. The increase in net interest expense was favorably impacted by $1.2 million in refunds from the Internal Revenue Service (IRS) recorded in the third quarter of fiscal 1995 associated with the Company's tax liabilities, including those of an acquired company.

ICF Kaiser's income tax provision for the first nine months of fiscal 1995 was $2.2 million, which is unchanged from the comparable period in fiscal 1994, even though pretax income decreased $2.7 million in that period. This is attributable to several factors including the lower-than-projected earnings and the repatriation of overseas funds to the U.S. (which could not be currently offset by foreign tax credits). Permanent differences (such as the nondeductibility of goodwill) comprise a very high percentage of pretax income, and, as such, the traditional percentage relationship between income tax expense and pretax income is not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1995, cash and cash equivalents decreased $6.0 million to $19.5 million at November 30, 1994. Operating activities used $3.9 million of cash in the first nine months due substantially to the unfavorable operating results in the Company's engineering and construction operations. The cash position was improved partially by the receipt of $2.6 million of proceeds from the sale of a subsidiary's assets in the fourth quarter of fiscal 1994. Cash was primarily used in operations for a $7.5 million interest payment on the Company's 12% Senior Subordinated Notes (12% Notes), $4.8 million in payments to the Company's retirement plans, and an increase in contract receivables, offset by an increase in accrued salaries and employee benefits. An additional $7.5 million interest payment on the Company's 12% Notes was made on January 3, 1995. In the first nine months of fiscal 1994, both payables and receivables had decreased because of the Company's decreased volume.

Portions of the Company's cash flows, such as the collection of award and incentive fees for work performed at DOE-Hanford, the payment of interest on the 12% Notes, and payment for the retirement plans, are periodic in nature and are not received or paid on a monthly basis. Therefore, accounting for certain elements of operating results do not have a direct correlative effect on cash.

During the third quarter of fiscal 1995, the U.S. Environmental Protection Agency approved revised provisional rates for fiscal years 1991 through 1994, authorizing the Company to invoice additional costs and contractual fees, on a variety of cost-plus contracts with U.S. government agencies for work performed during the approved years. The Company expects to generate in excess of $6 million in cash from this invoicing.

For the past several years, the Company has had ongoing negotiations and filings with the IRS related to settlement of its tax liabilities and the liabilities associated with acquired companies. As noted in the Results of Operations, the cash and income impact has been favorable to the Company. Further, because of the Company's previous losses, its net operating loss carryforward position will result in minimal federal income tax payments in the near future.

The Company is currently negotiating to acquire all of the outstanding stock of GCH Acquisition Corp. and subsidiaries (GCH), a Pittsburgh-based environmental remediation company. The acquisition requires the approval of ICF Kaiser's banks and its Board of Directors and is not expected to be completed during the current fiscal year.

The Company sold a 20% interest in a French subsidiary for approximately $735,000, resulting in a $551,000 pretax gain in the second quarter of fiscal 1995.

Management believes that current projected levels of cash flows and operating revenues and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund operations throughout the next twelve months. As of November 30, 1994, there were no borrowings under the credit facility, except for letters of credit; however, the Company borrowed $5.0 million under its credit facility on January 3, 1995. If GCH is acquired, the Company may need to undertake additional borrowings under its credit facility.

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

       No.27 Financial Data Schedule

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

                                    ICF KAISER INTERNATIONAL, INC.
                                       (Registrant)


Date:  January 17, 1995               /s/ Richard K. Nason
                                   -----------------------------
                                   Richard K. Nason

                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Duly authorized officer and
                                    principal financial officer)