Form 10-K
ICF KAISER INTERNATIONAL INC
filed 1995-05-23
CIK 856200

================================================================================

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 28, 1995          Commission File No. 1-12248
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

          Yes      X          No
             -----------        -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant was $73.3 million based on the New York Stock Exchange closing price of such stock ($4.375) on May 3, 1995.

     On May 3, 1995, there were 20,980,960 shares of Common Stock outstanding.

================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the ICF Kaiser International, Inc. Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
================================================================================

                                     PART 1

================================================================================
                              Item 1.   Business
================================================================================

     ICF Kaiser International, Inc., through ICF Kaiser Engineers, Inc. and its other operating subsidiaries, is one of the nation's largest engineering, construction, and consulting services companies, providing fully integrated engineering, construction and consulting services to public- and private-sector clients in the related markets of environment, infrastructure, and industry. The "Company" or "ICF Kaiser" in this report may refer to ICF Kaiser International, Inc. and/or any of its wholly owned operating subsidiaries. For its most recent fiscal year ended February 28, 1995 (fiscal 1995), ICF Kaiser reported gross and service revenue of $862 million and $460 million, respectively. Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of income (loss) of joint ventures and affiliated companies. The Company estimates that of its fiscal 1995 $460 million service revenue, approximately 58% was attributable to environmental services and another 23% to related management & operations services, 10% to infrastructure-related work, 6% to industrial work, and 3% to other consulting services.

     During the three years ended February 28, 1995, the Company operated predominantly in one industry segment, in which it provided engineering, construction, consulting, and other professional services.

==============================================================================================
                                              Fiscal Year Ended

                              February 28, 1995      February 28, 1994     February 28, 1993
                                                      (in thousands)
Gross revenue..............   $  861,518             $  651,657            $  678,882
Service revenue............   $  459,786             $  382,708            $  391,528
Operating income (loss)....   $   13,688             $   (5,230)           $   22,744
Assets.....................   $  281,422             $  281,198            $  293,076
==============================================================================================

     As of February 28, 1995, the Company's contract backlog totaled approximately $1.4 billion compared to $1.6 billion as of February 28, 1994. Most of the Company's backlog relates to public-sector environmental projects that span from one to five years. Approximately 44% of the $1.4 billion backlog is expected to be worked off during the current fiscal year. See "Backlog" section on page 9 of this Report.

     In April 1995, Kaiser-Hill Company, LLC (Kaiser-Hill), a limited liability company owned equally by the Company and CH2M Hill Companies, Ltd., was awarded the $3.5 billion Performance Based Integrating Management contract at the U.S. Department of Energy's (DOE) Rocky Flats Environmental Technology Site near Denver, Colorado. This contract represents an additional approximately $460 million in backlog which will be worked off from the contract start date (July 1, 1995) to the end of fiscal 1996 (February 28, 1996). Depending on performance, the Company can earn between approximately $1.5 and $9.0 million in pretax profit from this contract during fiscal 1996.

     The Company's headquarters is located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600. The Company's regional headquarters are located at 1800 Harrison St., Oakland, California 94612-3430, (510) 419-6000 and at Four Gateway Center, Pittsburgh, Pennsylvania 15222-1207, (412) 497-2000. Other major offices include Tempe, Arizona; Livermore, Oakland, Rancho Cordova, San Francisco, San Rafael, and Universal City, California; Colorado Springs, Denver, and Lakewood, Colorado; Cheshire, Connecticut; Washington, DC; Homestead, Jacksonville, Miami, and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Gary, Indiana; Ruston, Louisiana; Abingdon and Baltimore, Maryland; Boston, Massachusetts; Ely and Las Vegas, Nevada; Woodbridge, New Jersey; New York, New York; Albuquerque and Los Alamos, New Mexico; Raleigh, North Carolina; Cincinnati, Ohio; Houston, Texas; Port Orchard, Richland,

================================================================================
ICF Kaiser International, Inc. Annual Report on                           Page 2
Form 10-K for Fiscal Year 1995
and Seattle, Washington. The Company's major international offices are located in Perth, Australia; London, England; Paris, France; Mexico City, Mexico; Lisbon, Portugal; Moscow, Russia; and Taipei, Taiwan. As of May 1, 1995, ICF Kaiser employed approximately 5,700 persons.

Strategic Considerations

     The following points are important to understanding the Company's business and strategy:

     Full Front-end Capability. The Company's front-end skills include policy analysis and consulting; scientific analysis and health/risk assessments; facility siting and environmental assessments; remedial investigations and feasibility studies; and engineering design. By possessing these skills, the Company's involvement at the outset of any project places it in a position to participate in any follow-on engineering and construction work.

     High Value-added Services. The Company adds high value within those markets that relate to environmental services through specialized environmental knowledge that (i) helps clients understand environmental threats and opportunities and alternative ways in which each can be managed; (ii) allows creation of customized solutions for the clients' environmental problems; and
(iii) combines problem identification, solution, and implementation.

     Access to Technology. The Company has access to new technologies that play a critical role in both the cleanup of existing waste sites and in the reduction of waste generated by ongoing and new production processes. These key technologies relate to reducing and monitoring emissions, bioremediation, and industrial process technologies that can help minimize waste, reduce costs, and improve the quality of a finished product. To assist clients better and to increase its overall participation in clients' projects, the Company continues to expand its access to leading environmental and process technologies through various methods, including licensing and joint ventures.

     Strategic Relationships. The Company has established business relationships through joint ventures, marketing agreements, and direct equity investments that extend its presence and reduce its business development risks. These relationships are particularly important in the management of the Company's international operations, and they help reduce the cost and risks associated with the Company's entering new geographic regions.

Federal Programs

     U.S. Department of Energy. An important DOE mission has changed over the years--from nuclear weapons production to environmental cleanup of former nuclear weapons production sites. To help accomplish DOE's cleanup goals pursuant to this new mission, the Company actively supports DOE at 10 of its 18 major weapons facilities, including the Argonne National Laboratory, the Brookhaven National Laboratory, the Idaho National Engineering Laboratory, Lawrence Livermore National Laboratory, the Los Alamos National Laboratory, the Mound Plant Site, the Sandia National Laboratories, the Rocky Flats Environmental Technology Site, and the Hanford, Washington, Site (the last Sites are described in more detail below). The services provided by the Company include (i) conducting comprehensive assessments related to environment, safety, and health; (ii) quality assurance; (iii) security and safeguards; and (iv) assessing, managing, and remediating existing hazardous and solid wastes, radioactive materials, highly volatile chemical compounds, unidentified mixed wastes, and exploded/unexploded munitions.

     During fiscal 1995, the Company, together with Colorado-based CH2M Hill Companies, Ltd., created Kaiser-Hill Company, LLC (Kaiser-Hill) which successfully pursued, and in April 1995 won, DOE's $3.5 billion Performance Based Integrating Management contract at the DOE's Rocky Flats Environmental Technology Site near Golden, Colorado. Rocky Flats is a former DOE nuclear weapons production facility. Under the five-year contract, Kaiser-Hill (in which the Company has a 50% interest) will oversee plutonium stabilization and storage, environmental restoration, waste management, decontamination and decommissioning, site safety and security, and construction activities of subcontract companies. Principal subcontractors on the Kaiser-Hill team include BNFL, Inc., Babcock & Wilcox Co., Morrison Knudsen Corp., Westinghouse Electric

================================================================================
ICF Kaiser International, Inc. Annual Report on                           Page 3
Form 10-K for Fiscal Year 1995

Corporation, DynCorp, Wackenhut Services Incorporated, and Quanterra Environmental Services. On May 1, 1995, the Kaiser-Hill team began a transition onto the Site under a relatively small, separate contract, and the team is scheduled to assume management and operating responsibilities from the existing contractor on July 1, 1995.

     Under the performance-based contract signed by Kaiser-Hill, the concept which was developed in the DOE's 1994 Contract Reform Initiative, 85% of Kaiser-Hill's fees will be based on performance, while only 15% are fixed. Kaiser-Hill's contract commits it to dealing with urgent risks first, and measurable results in the following "urgent risk" areas will help determine its incentive fee: stabilize plutonium and plutonium residues by 1998; consolidate plutonium in a single building by 2000; and by 1998, clean up and remove all high-risk "hot spot" contamination. Kaiser-Hill also has committed to substantial short-term achievements in cleanup and weapons materials management, and, over the next two years, is expected to ship highly enriched uranium off-site, release 4,100 acres of land to the public, and remediate five hazardous sites. Finally, Kaiser-Hill is expected to reduce the 6,000 employees at the site to 3,500 in the first 18 months of the contract, and further to 2,000 by the end of the contract term.

     Since 1987, the Company, through its wholly owned subsidiary ICF Kaiser Hanford Company, has been assisting DOE clean up its former nuclear weapons productions site at the Hanford Nuclear Reservation in Richland, Washington. Under an amendment signed in fiscal 1995, ICF Kaiser Hanford Company will continue as a management & operating contractor at the site through March 1997. The Company estimates that the fees it will be eligible to earn under the extension, which will be based on six-month performance reviews, are expected to add $20 million in operating income, assuming the subsidiary's solid performance ratings are maintained. The underlying DOE contract provides the Company with the opportunity to earn incentive fees related to technology transfers and efficiency savings. In connection with an October 1993 contract amendment and in order to reduce duplication of work and to improve management control and efficiency of operation, DOE, with the Company's concurrence, assigned management of substantially all aspects of the contract to Westinghouse Hanford Company, another management & operating contractor at DOE's Hanford site. Since that time, the subsidiary has been, in effect, a subcontractor and partner of Westinghouse Hanford. This business relationship has been extended to Rocky Flats, where Westinghouse is a subcontractor to the Kaiser-Hill team under the DOE contract described above.

     An example of the Company's other work for DOE is its three-year contract signed in October 1994 to conduct audits and assessments of a variety of programs and activities at the Los Alamos National Laboratory, located in New Mexico. Under the contract the Company conducts comprehensive assessments related to environment, safety, and health; the assessments ensure that the laboratory is in compliance with federal and state regulations, as well as DOE orders. The Company also conducts environmental audits of areas ranging from air quality to waste management and from the packaging and transportation of hazardous materials to training and certification and safety and health assessments ranging from aviation safety to fire protection and from facility maintenance to industrial hygiene. The Company has been performing this type of work at Los Alamos since 1989.

     U.S. Department of Defense. DOD estimates that its environmental expense will be directed primarily to cleaning up hundreds of military bases with thousands of contaminated sites. There is an urgent need to ensure that the hazardous wastes present at these sites (often located near population centers) do not pose a threat to the surrounding population, and, in connection with the closure of many of the bases, there is an economic incentive to make sure that the environmental restoration enables the sites of the former bases to be developed commercially by the private sector.

     Under a five-year Environmental Services Program Support contract with the Baltimore Corps of Engineers signed in October 1994, the Company is supporting the Army's Installation Restoration Program, Base Closure and Realignment Program, as well as environmental initiatives. The Company evaluates the extent of environmental contamination at Army installations, performs remedial investigations and feasibility studies, designs cleanup remedies (as required), and ensures proper permitting and regulatory compliance in the Army Environmental Center's Region 5 (Delaware, Maryland, West Virginia, Virginia, and the District of Columbia). This contract adds to an existing contract that the Company has been working under since 1989. Under another five-year contract signed in fiscal year 1991, the Company is providing environmental

================================================================================
ICF Kaiser International, Inc. Annual Report on                           Page 4
Form 10-K for Fiscal Year 1995
services at Air Force facilities; hazardous and toxic wastes site investigations and remediations are being or have been conducted at Andersen AFB, Guam; Wortsmith AFB, Michigan; Kirtland AFB, New Mexico; Fairchild AFB, Washington; Pease AFB, New Hampshire; and McClennan AFB, California.

     Examples of other DOD work include evaluating environmental contamination, performing remedial investigations and feasibility studies, and designing remedies at Picatinny Arsenal in New Jersey, Cornhusker Army Ammunition Plant in Nebraska, and Aberdeen Proving Ground in Maryland. Similar work is being performed at Fort Dix in New Jersey and the Milan Army Ammunition Plan in Tennessee where the Company designed a ground-water extraction and treatment system for the remediation of contaminated ground water. The treatment facility extracts contaminated ground water, removes explosives compounds and toxic metals, and reinjects the ground water into the aquifer.

     Other Federal Government Work. Under a variety of smaller contracts, the Company provides the federal government with numerous other services. Under a contract with the U.S. Environmental Protection Agency (EPA) awarded in fiscal 1995, the Company will continue to manage the EPA's quality assurance laboratory in Las Vegas, Nevada, and to provide the laboratory with analytical support.
The Company has operated the laboratory since it won this analytical support contract in 1989; the laboratory is the only laboratory designated by EPA to provide quality assurance services to the more than 100 EPA-contracted Superfund laboratories. Under the Superfund program, EPA designates sites that have severe hazardous waste contamination, and oversees the sites' cleanup while pursuing parties responsible for the contamination. The Company has provided analytical support to this program since 1987, when it won an Environmental Service Assistance Teams (ESAT) contract to manage and support analytical chemistry laboratory work for the EPA's Superfund, RCRA, and other programs.
See the "Environmental Regulation" section on page 9 of this Report.

Engineering & Construction

     Environmental Consulting and Engineering Services. Demand for the Company's non-federal environmental consulting and engineering services is driven by a number of factors: the need to improve the quality of the environment; environmental regulation and enforcement; and increased liability associated with pollution-related injury and damage. Significant environmental laws have been enacted in response to public concern over the environment, and these laws and the implementing regulations affect nearly every industrial activity. Increasingly strict federal, state, and local government regulation has forced private industry and state and local agencies to clean up contaminated sites, to bring production facilities into compliance with current environmental regulations, and to minimize waste generation on an ongoing basis. Although growth in this private-sector market is being hampered by uncertainty over continuing federal regulations, such as Superfund and the Clean Water Act, the Company generates new business by increasing the types of services it sells to existing clients, by targeting new markets for the Company's full-service capabilities, and by expanding the types of services the Company offers.

     In fiscal 1995 the Company signed a two-year contract to monitor emissions at Shell Oil Company's Deer Park, Texas, manufacturing facility located near Houston, under which the Company is responsible for all aspects of Shell's equipment leak program. The Company utilizes a technology it developed in 1991 called the Fugitive Emissions Management System (FUGEMS\\sm\\), a proprietary emissions monitoring system that identifies and tracks the sources of air
pollutant leaks.   For other clients who also are required to comply with the requirements of the Clean Air Act Amendments of 1990, the Company has developed comprehensive computer models that simulate changes in air quality, visibility, and population exposure which are used to examine air-quality problems. The Company also assists other Clean Air Act clients by quantifying plant emissions, developing strategies for complying with permit requirements, evaluating and installing advanced control technologies, and redesigning production processes to reduce pollutant emissions.

     The Company's environmental services have progressed beyond study and analysis to remediation. Following on its established market position in the consulting and front-end analysis phase of environmental services, the Company now offers alternative remediation approaches that may involve providing on-site waste containment, on-site treatment, management of on-site/off-site remediation, or waste removal. The Company also designs new processes (and redesigns ongoing production processes) to minimize or eliminate the generation of hazardous waste. Currently the Company provides environmental investigation, risk assessment,

================================================================================
ICF Kaiser International, Inc. Annual Report on                           Page 5
Form 10-K for Fiscal Year 1995
community relations services, and feasibility studies to a leading industrial corporation to investigate and remediate chrome processing ore residues in New Jersey. The Company also has been awarded significant contracts by a Fortune 200 chemical manufacturer for environmental assessment and remediation work at sites located in West Virginia and Massachusetts. Internationally, the Company designed and is installing the ground-water and soil remediation system at a former pigment manufacturing facility in a suburb of Paris; the system includes in-situ air stripping in two NOVAC(TM) wells to remediate ground water contaminated with tetrachloroethylene. The Company expects that application of this technology will have broad market appeal in France. See "Potential Environmental Liability" section on page 11 of this Report.

     Industry Services. ICF Kaiser's engineering design, project management, and construction services to the industrial market historically have involved work with the steel, aluminum, alumina, copper, tin, and other metals industries. In the coke, coal, and coal chemicals area, ICF Kaiser's services have included inspection of coke plants for environmental compliance, facility design and construction, and equipment sales and services. The Company has provided services related to coal cleaning, handling, and environmental controls. ICF Kaiser also designed, built, and now operates and jointly owns a pulverized coal injection facility under a multiyear tolling agreement.

     In fiscal 1995 the Company's industrial operations suffered because of the low demand for metals and mining industries products over the past few years. The demand cycle for these products, in the Company's opinion, bottomed out in the last year and one-half and is now on the upswing. In October 1994 the Company was awarded a contract to perform construction management services for the development of the Magma Nevada Mining Company's planned $300 million copper concentrator plant in Ely, Nevada. The Company completed detail design and equipment procurement for the plant under a contract signed in September 1992. After recently expanding its relationship with a number of U.S. steel manufacturers to upgrade and improve the efficiency of existing capacity, the Company believes that its faith in the improving economic condition of the industry market is justified.

     The international industry market is providing better opportunities for the
Company's services.   In November 1994 the Company announced that it had been
awarded a four-and-one-half year contract to provide design, equipment and materials, and limited site services for a PHOSAM ammonia recovery plant located at Baoshan Iron and Steel Corporation in Shanghai, the People's Republic of China. The PHOSAM process removes ammonia from coke oven gas and provides a high-purity ammonia product; major users of ammonia include the plastics manufacturing, fertilizer, and refrigeration industries. The Company's largest industrial project will be a hot strip mini-mill to be completed for Nova Hut, a.s., in the Ostrava region of the Czech Republic. In October 1994 the Company began providing preliminary engineering services and arranging the financing for
the mini-mill that has an estimated total capital cost of $250 million.   Once
financing is obtained, the Company will provide project management, process design, and construction management services during the next phase of the project. The mini-mill is designed to satisfy the domestic demand for hot strip steel products in the Czech Republic.

     Infrastructure Services.   The Company also is helping rebuild the global
infrastructure of roads, highways, transit systems, harbors, airports, facilities, and buildings. Budget constraints at the federal, state, and local government levels have hindered infrastructure market growth, but the Company remains active in major U.S. metropolitan areas. In Chicago, the Company (as part of a joint venture) serves as program manager of the design of the Central Area Circulator, a light rail transit system planned for downtown Chicago; the Company has worked in Chicago infrastructure programs since 1981. In Pittsburgh, the location of a regional headquarters of the Company, the Company has provided services to the busway that links downtown Pittsburgh to the Pittsburgh International Airport and has performed construction management services for various Port Authority of Allegheny County light rail projects. In San Francisco, the Company is preparing the conceptual design of and a draft environmental impact statement for a commuter rail line extension. In Atlanta, the Company (as part of a joint venture) is continuing its general engineering consulting services to the Metropolitan Atlanta Rapid Transit Authority (MARTA). The joint venture has served as the general engineering consultant to MARTA since 1976, and under a contract extension signed in 1994, the joint venture will focus on extending the system to a northern suburb. In Miami, the Company is the leading contractor for Miami's Intermodal Transit Center, a project that will tie together air, rail, and highway systems in South Florida.

================================================================================
ICF Kaiser International, Inc. Annual Report on                           Page 6
Form 10-K for Fiscal Year 1995

     The major ports of many of the world's cities have serious water pollution problems, and ICF Kaiser is part of several cities' efforts to improve the condition of their harbors and waterways. The Company continues as the construction manager of the cleanup of Boston Harbor, one of the largest environmental projects in the country. Since the inception of the project in 1988, the Company has served as its construction manager, and currently manages more than 2,200 construction workers, engineers, architects, and support personnel working to construct the second largest wastewater treatment plant in the United States on Deer Island in Boston Harbor. The Company believes that after its successful years as construction manager, it is in an excellent position to win the next three-year phase of this infrastructure project.

     Another developing area for the Company in the infrastructure market involves facilities engineering, architectural, and construction services. This work includes such structures as retail centers, federal courthouses, wastewater treatment plants, and maximum-security prisons. Early in 1995, the Company announced that it would be providing design services for a new prison in Corcoran, California, that will be the largest prison in the state and one of the largest prisons in the U.S.

     Internationally, the Company's large-scale construction infrastructure skills are at work in Portugal where the Company (as part of a joint venture) in 1994 was awarded a project and construction management services contract for the modification and reconstruction of the main rail link between the cities of Lisbon and Oporto. Those skills also are at work in Taiwan where the Company (as part of a joint venture) is helping the city of Taipei design and construct an $18 billion, 55-mile rapid transit system.

Consulting Group

     The ICF Kaiser Consulting Group draws upon the talents of its multi-disciplinary professional staff to support customers within four primary lines of business.

     Environmental consulting services assist customers in developing plans and policies, evaluating options for managing environmental responsibilities in the most cost-effective manner, and identifying and employing the best available technologies and practices. Life-cycle management strategies are emphasized. The Group has special expertise in such areas as industrial and municipal waste management, air pollution control, chemical accident prevention, and ground-water and drinking water management.

     Global environmental issues are also a particular area of focus within the Group. Working with nearly every U.S. and international funding organization and with numerous private sector organization, the Group has conducted projects in over thirty countries, and has been actively involved in supporting virtually every major international environmental treaty completed to date. The Group has achieved great success in implementing technology transfer programs through the creation of effective public-private partnerships.

     Working on global change issues for the EPA since 1982, the Company announced in November 1994 that it had been awarded a three-year contract to support the EPA's Global Change Division, providing support related to the reduction of methane and other greenhouse gases. Also in November 1994, the Consulting Group announced that it had been awarded a new three-and-one-half year contract to provide technical and regulatory support to the EPA's Office of Solid Waste, focusing on human health and ecological risk assessment and waste characterization.

     In-career education and training programs range in subject matter from highly technical areas to broader, skill-based and management-oriented training. The Group's expertise in the development and delivery of workplace training, combined with expert knowledge in a wide variety of technologies and programmatic areas, enables it to provide high impact training that is specifically tailored to the needs of each customer organization. Environmental management programs cover regulation, technology, information reporting, emergency response, and pollution prevention.

     Information management programs assist clients in developing decision support systems which facilitate the collection and use of information to track performance, identify opportunities, and improve decision making. The Group offers a number a number of sophisticated simulation models and proprietary applications, such as its electric utility Integrated Planning Model. By combining consulting expertise with

================================================================================
ICF Kaiser International, Inc. Annual Report on                           Page 7
Form 10-K for Fiscal Year 1995
information technology skills, the Group helps its customers deal with the unique challenges of their business environment.

     Energy and natural resource management services support the development of corporate and technical plans for managing power resources and energy projects, provide economic assessments of short- and long-term market conditions for various fuels, and serve as an expert foundation in litigation and regulatory proceedings. The Group assists its customers in identifying market opportunities, commercializing new technologies, and developing public policy. Its contributions involve linking an in-depth understanding of the energy markets with an ongoing involvement with energy technology.

     The ICF Kaiser Consulting Group serves customers in U.S. and international markets, including both public- and private-sector organizations. Among its major customers are U.S. government agencies, such as EPA, DOE, DOD, DOT, HUD, and others; U.S. private sector organizations, particularly major energy producers such as utilities and oil companies; and governments and businesses around the world, as well as various multinational banks, development organizations, and treaty organizations.

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

     Most of the Company's contracts with public-sector clients are awarded through a competitive bidding process that places no limit on the number or type of offerors. The process usually begins with a government Request for Proposal
(RFP) that delineates the size and scope of the proposed contract. Proposals are evaluated by the government on the basis of technical merit (for example, response to mandatory solicitation provisions, corporate and personnel qualifications, and experience) and cost. The Company believes that its experience and ongoing work strengthen its technical qualifications and, thereby, enhance its ability to compete successfully for future government work.

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

     The Company's subsidiaries operate under a number of different types of contract structures with its private- and public-sector clients, the most common of which are Cost Plus and Fixed Price. Under Cost Plus contracts, the Company's costs are reimbursed with a fee (either fixed or percentage of cost) and/or an incentive or award fee offered to provide inducement for effective project management. A variation of Cost Plus contracts are time and materials contracts under which the Company is paid at a specified fixed hourly rate for direct labor hours worked. Under Fixed Price contracts, the Company is paid a predetermined amount for all services provided as detailed in the design and performance specifications agreed to at the project's inception.

Customers

     The Company's clients include: DOD, DOE, and EPA; major corporations in the energy, transportation, chemical, steel, aluminum, mining, and manufacturing industries; utilities; and a variety of state and local government agencies throughout the United States. A substantial portion of the Company's work

================================================================================
ICF Kaiser International, Inc. Annual Report on                           Page 8
Form 10-K for Fiscal Year 1995
is repeat business from existing clients. In many cases, the Company has worked for the same client for many years, providing different services at different times. DOE accounted for approximately 60% of the Company's consolidated gross revenue during fiscal 1995; DOD, EPA, and other federal agencies collectively accounted for another approximately 13%. The federal government accounted for approximately 73% of the Company's consolidated gross revenue in fiscal year 1995, 65% in fiscal year 1994, and 47% in fiscal year 1993.

     The Company's international clients include both private firms and foreign government agencies in such countries as Australia, France, Portugal, and Taiwan. In fiscal year 1995, foreign operations accounted for approximately 6.3% of the Company's consolidated gross revenue. For information concerning gross revenue, operating income, and identifiable assets of the Company's business by geographic area, see Note O to the Consolidated Financial Statements.

Backlog

     Backlog refers to the aggregate amount of gross contract revenue remaining to be earned pursuant to signed contracts extending beyond one year. At February 28, 1995, the Company's contract backlog was approximately $1.4 billion in gross revenue, down from approximately $1.6 billion in gross revenue at February 28, 1994. The Company expects that approximately 44% of the backlog at February 28, 1995, will be worked off during fiscal year 1996. Because of the nature of its contracts, the Company is unable to calculate the amount or timing of service revenue that might be earned pursuant to these contracts. The Company believes that backlog is not a predictor of future gross or service revenue.

     As discussed above, in April 1995 Kaiser-Hill was awarded the $3.5 billion Performance Based Integrating Management contract at the DOE Rocky Flats Site. This contract represents an additional approximately $460 million in backlog which will be worked off from the contract start date (July 1, 1995) to the end of fiscal 1996 (February 28, 1996).

     Differences in contracting practices between the public and private sectors result in ICF Kaiser's backlog being weighted heavily toward contracts associated with agencies of the federal government. Backlog under contracts with agencies of the federal government that extend beyond the government's current fiscal year includes the full contract amount, including in many cases amounts anticipated to be earned in option periods and certain performance fees, even though annual funding of the amounts under such contracts generally must be appropriated by Congress before the agency may expend funds during any year under such contracts. In addition, the agency must allocate the appropriated funds to these specific contracts and thereafter authorize work or task orders to be performed under these specific contracts. Such authorizations are generally for periods considerably shorter than the duration of the work the Company expects to perform under a particular contract and generally cover only a percentage of the contract revenue. Because of these factors, the amount of federal government contract backlog for which funds have been appropriated and allocated, and task orders issued, at any given date is a substantially smaller amount than the total federal government contract backlog as of that date. In the event that option periods under any given contract are not exercised or funds are not appropriated, allocated, or authorized to be spent under any given contract, the amount of backlog attributable to that contract would not result in revenue to the Company. All contracts and subcontracts with agencies of the federal government are subject to termination, reduction, or modification at any time at the discretion of the government agency.

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

     The Comprehensive Environmental Response, Compensation and Liability Act. CERCLA, as amended by the Superfund Amendments and Reauthorization Act, established the Superfund program to clean up hazardous waste sites and provides for penalties and punitive damages for noncompliance with EPA orders. Superfund may impose strict liability (joint and several as well as individual) on certain hazardous substance

================================================================================
ICF Kaiser International, Inc. Annual Report on                           Page 9
Form 10-K for Fiscal Year 1995
waste owners, operators, disposal "arrangers," transporters, and disposal facility owners and operators (Potentially Responsible Parties or PRPs) for the costs of removal or remedial action; for other necessary response costs and damages for injury, destruction, or loss of natural resources; and for the cost of any health effects study. Under certain circumstances federal funds may be used to pay for the cleanup.

     The Resource Conservation and Recovery Act (RCRA). RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984 (HSWA), provides a comprehensive scheme for the regulation of hazardous waste from the time of generation to its ultimate disposal (and sometimes thereafter), as well as the regulation of persons engaged in the treatment, storage, and disposal of hazardous waste. The RCRA scheme includes both a permitting and a manifest tracking system and detailed regulations on the handling, treatment, transportation, storage, and disposal of hazardous waste. Regulations have been issued pursuant to RCRA in the following areas (among others) of importance to the Company: permitting remediation of releases associated with underground storage tanks; municipal solid waste disposal; waste minimization; treatment; transportation; and disposal of hazardous waste. HSWA has increased (to an estimated 100,000) the number of hazardous waste generators subject to RCRA. HSWA also imposes land disposal restrictions/bans on certain listed and characteristic hazardous wastes that do not meet specified treatment standards.

     The Clean Air Act. Under the Clean Air Act of 1970, as amended, EPA is empowered to establish and enforce National Ambient Air Quality Standards and limits on the emissions of various pollutants from specific types of facilities. The Clean Air Act Amendments of 1990 require certain sources emitting an air pollutant regulated under the Clean Air Act to obtain an operating permit, which includes enforceable emissions limitations and compliance schedules. The Clean Air Act also addresses substantial expanded regulation of vehicle emissions, hazardous air pollutant emissions, stratospheric ozone protection, acid rain minimization (through the use of limitations on sulfur dioxide and nitrogen oxide emissions) and related enforcement issues. The use of "marketable allowances" to establish limits on total emissions while maintaining maximum market flexibility reflects a shift in environmental policy from command and control management to a more flexible approach.

     The Safe Drinking Water Act. Under the Safe Drinking Water Act and its subsequent reauthorizations, EPA is empowered to set drinking water standards for community water supply systems in the United States. The Act requires that EPA set maximum ground-water contamination levels for specified, and previously unregulated, toxic substances and also requires EPA to establish a priority list every three years of contaminants that may cause adverse health effects and may require regulation. Water supply systems are required to begin monitoring within defined time limits following the publication of the final regulations. The Act also requires that EPA set criteria specifying when utilities using surface water supplies should filter their water and issue national primary drinking water regulations requiring all utilities to disinfect their water.

     The Clean Water Act. The Clean Water Act established a system of standards, permits, and enforcement procedures for the discharge of pollutants to surface water from industrial, municipal, and other wastewater sources. EPA sets discharge standards for certain industrial and municipal wastewater discharges and provides for federal grants to assist municipalities in complying with treatment requirements. Key areas for which regulations recently have been issued or are proposed include industrial wastewater pretreatment, surface water toxics control, wastewater sludge disposal, and stormwater discharges. In cases of noncompliance, EPA may assess administrative penalties and may sue for court-ordered compliance and penalties. Under the Ocean Dumping Ban Act of 1988, regulatory revisions to the Clean Water Act were made to eliminate ocean dumping of sludge.

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

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 10
Form 10-K for Fiscal Year 1995

     The Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA). FIFRA focuses on the health-based risk of pesticides and requires the registration of all pesticides, with a heavy emphasis on scientific data and risk assessment. Under FIFRA, EPA establishes regulations that can include labeling restrictions, use restrictions, or an outright ban of the pesticide following a risk/benefit analysis. The 1972 amendments substantially increased the scope of the Act to include biotechnology and to expand the authority of EPA.

Potential Environmental Liability

     The assessment, analysis, remediation, handling, management, and disposal of hazardous substances necessarily involve significant risks, including the possibility of damages or personal injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties or other regulatory action. These risks include potentially large civil and criminal liabilities for violations of environmental laws and regulations, and liabilities to customers and to third parties for damages arising from performing services for clients.

     Potential Liabilities Arising Out of Environmental Laws and Regulations

     All facets of the Company's business are conducted in the context of a rapidly developing and changing statutory and regulatory framework. The Company's operations and services are affected by and subject to regulation by a number of federal agencies, including EPA and the Occupational Safety and Health Administration, as well as applicable state and local regulatory agencies.

     As discussed above, CERCLA addresses cleanup of sites at which there has been a release or threatened release of hazardous substances into the environment. Increasingly, there are efforts to expand the reach of CERCLA to make environmental contractors responsible for cleanup costs by claiming that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation, or disposal of hazardous substances. Several recent court decisions have accepted these claims. Should the Company be held responsible under CERCLA for damages caused while performing services or otherwise, it may be forced to bear such liability by itself, notwithstanding the potential availability of contribution or indemnity from other parties.

     RCRA, also discussed above, governs hazardous waste generation, treatment, transportation, storage, and disposal. RCRA, or EPA-approved state programs at least as stringent, govern waste handling activities involving wastes classified as "hazardous." Substantial fees and penalties may be imposed under RCRA and similar state statutes for any violation of such statutes and the regulations thereunder.

     Potential Liabilities Involving Clients and Third Parties

     In performing services for its clients, the Company could potentially be liable for breach of contract, personal injury, property damage, and negligence (including improper or negligent performance or design, failure to meet specifications, and breaches of express or implied warranties). The damages available to a client, should it prevail in its claims, are potentially large and could include consequential damanges.

     Environmental contractors, in connection with work performed for clients, potentially face liabilities to third parties from various claims, including claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Claims for damage to third parties could arise in a number of ways, including through a sudden and accidental release or discharge of contaminants or pollutants during the performance of services; through the inability, despite reasonable care, of a remedial plan to contain or correct an ongoing seepage or release of pollutants; through the inadvertent exacerbation of an existing contamination problem; or through reliance on reports or recommendations prepared by the Company. Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic or hazardous substances. In addition, increasing numbers of claimants assert that companies performing environmental remediation should be adjudged strictly liable, i.e., liable for damages even though its services were performed using reasonable care, on the grounds that such services involved "abnormally dangerous activities."

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 11
Form 10-K for Fiscal Year 1995

     Clients frequently attempt to shift various of the liabilities arising out of remediation of their own environmental problems to contractors through contractual indemnities. Such provisions seek to require the Company to assume liabilities for damage or personal injury to third parties and property and for environmental fines and penalties. The Company has endeavored to protect itself from potential liabilities resulting from pollution or environmental damage by obtaining indemnification from its private-sector clients and intends to continue this practice in the future. Under most of these contracts, the Company has been successful in obtaining such indemnification; however, such indemnification generally is not available if such liabilities arise as a result of breaches by the Company of specified standards of care or if the indemnifying party has insufficient assets to cover the liability. In fiscal 1995 the Company formed a new subsidiary, ICF Kaiser Remediation Company, through which the Company intends to increase its remediation activities performed for public- and private-sector clients. The Company will continue its efforts to minimize the risks and potential liability associated with its remediation activities by performing all remediation contracts in a professional manner and by carefully reviewing any and all remediation contracts it signs in an effort to ensure that its environmental clients accept responsibility for their own environmental problems.

     For EPA contracts involving field services in connection with Superfund response actions, the Company is eligible for indemnification under Section 119 of CERCLA, for pollution and environmental damage liability resulting from release or threatened release of hazardous substances. Some of the Company's clients (including private clients, DOD, and DOE) are Potentially Responsible Parties (PRPs) under CERCLA. Under the Company's contracts with these PRPs, the Company has the right to seek contribution from these PRPs for liability imposed on the Company in connection with its work at these clients' CERCLA sites and generally qualifies for the limitations on liabilities under CERCLA Section 119(a). In addition, in connection with contracts involving field services at 10 of DOE's weapons facilities, including the DOE's Hanford site, the Company is indemnified under the Price-Anderson Act, as amended, against liability claims arising out of contractual activities involving a nuclear incident. Recently, EPA has constricted significantly the circumstances under which it will indemnify its contractors against liabilities incurred in connection with CERCLA projects. There are other proposals both in Congress and at the regulatory agencies to further restrict indemnification of contractors from third-party claims.

     As discussed above, Kaiser-Hill (a limited liability company owned equally by the Company and CH2M Hill Companies, Ltd.) signed a $3.5 billion Performance Based Integrating Management contract with the DOE. The terms of that contract provide that Kaiser-Hill shall not be held responsible for, and DOE shall pay all costs associated with, any liability (including without limitation, a claim involving strict or absolute liability and any civil fine or penalty, expense, or remediation cost, but limited to those of a civil nature), which may be incurred by, imposed on, or asserted against Kaiser-Hill arising out of any act or failure to act, condition, or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 ("pre-existing conditions"). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill's managerial personnel cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill shall be responsible, but only for the incremental liability, expense, or remediation caused by Kaiser-Hill.

     The Kaiser-Hill contract further provides that Kaiser-Hill shall be reimbursed for the reasonable cost of bonds and insurance allocable to the Rocky Flats contract and for liabilities (and expenses incidental to such liabilities, including litigation costs) to third parties not compensated by insurance or otherwise. The exception to this reimbursement provision applies to liabilities caused by the willful misconduct or lack of good faith of Kaiser-Hill's managerial personnel or the failure to exercise prudent business judgment by Kaiser-Hill's managerial personnel.

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

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 12
Form 10-K for Fiscal Year 1995

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

Regulation of the Company's Business

     The Company is subject to general federal regulation with respect to its contracting activities with the federal government. For example, the Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of such audits, the federal government asserts, from time to time, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. Management believes that the potential effect of disallowed costs, if any, for the periods currently under audit and for periods not yet audited has been provided for adequately and will not have a material adverse effect on the Company's financial position, operations, or cashflows.

     The Company may from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. The Company currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges presently are known to have been filed against the Company by these agencies. Management does not believe that there will be any material adverse effect on the Company's financial position, operations, or cashflows as a result of these investigations.

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

     Because some of the Company's subsidiaries provide the federal government with nuclear energy and defense-related services, these subsidiaries and a substantial number of their employees are required to have and maintain security clearances from the federal government. These subsidiaries and their employees have been able to obtain these security clearances in the past, and the Company has no reason to believe that there would be any problems in this area in the future. However, there can be no assurance that the required security clearances will be obtained and maintained in the future. Because of its nuclear energy and defense-related services, the Company is subject to foreign ownership, control, and influence (FOCI) regulations imposed by the federal government and designed to prevent the release of classified information to contractors who are under foreign control or influence. Under these regulations, FOCI concerns may arise as a result of a variety of factors, including foreign ownership of substantial percentages of equity securities or debt, a high percentage of foreign revenue, and the number of directors and officers who are not U.S. citizens. Subsidiaries of the Company with facility security clearances or sensitive DOE contracts file reports with DOD and DOE

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 13
Form 10-K for Fiscal Year 1995
with respect to events and changes that affect the potential for FOCI. The Company has implemented procedures designed to insulate such subsidiaries from any FOCI that might affect the Company. There can be no assurance that such measures will prevent FOCI policies from affecting the ability of the Company's subsidiaries to secure and maintain certain types of DOD and DOE contracts.

Employees

     As of May 1, 1995, ICF Kaiser employed approximately 5,700 persons, and the Company believes that its relations with its employees are good. Approximately one-half of the employees at the Company's ICF Kaiser Hanford Company subsidiary are represented by unions, including unions under the Hanford Atomic Metals Trades Council (HAMTC), National Building and Construction Trades (BCT), and the Office and Professional Employees International Union (OPEIU). Collective bargaining agreements are in place with the HAMTC, the BCT, the OPEIU, NDT/QC Inspectors, and Escorts/International Guards Units.


================================================================================
                             Item 2.   Properties
================================================================================

     All of the Company's operations are conducted either in leased facilities or in facilities provided by the federal government or other clients. As of February 28, 1995, the Company leased an aggregate of approximately one million square feet of space. The terms of these leases range from month-to-month to 15 years, and some may be renewed for additional periods. Some of the space leased by the Company has been subleased to other entities under subleases expiring from 1995 to 2000.

     The Company's headquarters is located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600. The Company's regional headquarters are located at 1800 Harrison Street, Oakland, California 94612-3430, (510) 419-6000 and at Four Gateway Center, Pittsburgh, Pennsylvania 15222-1207, (412) 497-2000. Other major offices include Tempe, Arizona; Livermore, Oakland, Rancho Cordova, San Francisco, San Rafael, and Universal City, California; Colorado Springs, Denver, and Lakewood, Colorado; Cheshire, Connecticut; Washington, DC; Homestead, Jacksonville, Miami, and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Gary, Indiana; Ruston, Louisiana; Abingdon and Baltimore, Maryland; Boston, Massachusetts; Ely and Las Vegas, Nevada; Woodbridge, New Jersey; New York, New York; Albuquerque and Los Alamos, New Mexico; Raleigh, North Carolina; Cincinnati, Ohio; Houston, Texas; Port Orchard, Richland, and Seattle, Washington. The Company's major international offices are located in Perth, Australia; London, England; Paris, France; Mexico City, Mexico; Lisbon, Portugal; Moscow, Russia; and Taipei, Taiwan. As of May 1, 1995, ICF Kaiser employed approximately 5,700 persons.

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

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 14
Form 10-K for Fiscal Year 1995

     The Company and its subsidiaries are involved in a number of lawsuits and government regulatory proceedings arising in the ordinary course of its business or arising in connection with the disposition of certain businesses and investments. The Company believes that any ultimate liability resulting therefrom will not have a material adverse effect on its financial position, operations, or cashflows.

     The Company may from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. The Company currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges presently are known to have been filed against the Company by these agencies. Management does not believe there will be any material adverse effect on the Company's financial position, operations, or cashflows as a result of these investigations.


================================================================================
         Item 4.   Submission of Matters to a Vote of Security Holders
================================================================================

     None


================================================================================
                Item 10.   Executive Officers of the Registrant
================================================================================

     The names of the Company's executive officers and their ages (as of May 3, 1995), principal corporate positions, and business experience are set forth below.

     George F. Brown, Jr., 48, is President of the Company's Consulting Group. From 1979 to 1994, Dr. Brown had worked with DRI/McGraw-Hill. As executive vice president, a position he held with that company since 1985, Dr. Brown had general management responsibilities for strategy and operations worldwide. Before that, he served as group vice president, Government and Health Markets, with overall responsibility for sales, consulting, and products for government and healthcare industry clients. Dr. Brown graduated from Carnegie-Mellon University (B.S., M.S., Ph. D.).

     James O. Edwards, 51, has been Chairman of the Board and Chief Executive Officer of ICF Kaiser International, Inc. since 1987. He also was President of ICF Kaiser International, Inc. from 1987 to 1990. In 1974, he joined ICF Incorporated, the predecessor of ICF Kaiser International, Inc. and was its Chairman and Chief Executive Officer from 1986 until the 1987 establishment of ICF Kaiser International, Inc. Mr. Edwards graduated from Northwestern University (B.S.I.E.) and Harvard University (M.B.A., High Distinction, George
F. Baker Scholar).

     Kenneth L. Campbell, 38, is a Senior Vice President and the Treasurer of the Company. He has held a number of senior management positions with the Company since 1988. From May 1993 to his recent appointment as Treasurer, Mr. Campbell has been responsible for the project finance and acquisition activities of the Company. Mr. Campbell first worked for the Company in the early 1980's in a variety of economic consulting positions, rejoining the Company in 1988 to assist with the acquisition of ICF Kaiser Engineers. Mr. Campbell graduated from Wesleyan University (B.A.) and the University of Pennsylvania, Wharton Graduate School of Finance (M.B.A.).

     Michael K. Goldman, 43, is an Executive Vice President and the Chief Administrative Officer of the Company. He has held senior management positions in several of the Company's operating subsidiaries since 1980. Prior to joining the Company, Mr. Goldman was in the private practice of law. Mr. Goldman graduated from Harvard University (B.A., M.B.A. High Distinction, George F. Baker Scholar) and the University of California at Berkeley (J.D.).

     Stephen W. Kahane, 44, is President of the Company's Environment and Energy Group. He has held senior management positions in several of the Company's operating subsidiaries since 1985. From 1981 to

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 15
Form 10-K for Fiscal Year 1995

1985, Dr. Kahane held a number of management positions at Jacobs Engineering Group, Inc.; he headed Environmental and Hazardous Waste Programs and was a Vice President when he left that firm. Dr. Kahane graduated from the University of California (B.A., M.S.P.H., D.Env.).

     Douglas W. McMinn, 47, is the President of the Company's International Operations Group. He has held senior management positions with the Company since 1987. From 1985 to 1987 he was Assistant Secretary for Economic and Business Affairs, U.S. Department of State. Prior to that time he was Director, International Economic Affairs, National Security Council (1982-1985) and Deputy Chief of Mission, Office of the United States Trade Representative, Geneva, Switzerland (1979-1981). Mr. McMinn graduated from Gustavus Adolphus College (B.A.), Johns Hopkins University (M.L.A.), and Johns Hopkins University School of Advanced International Studies (M.A.).

     Richard K. Nason, 53, has been an Executive Vice President and the Chief Financial Officer of the Company since December 1994; he had been a Senior Vice President and the Treasurer of the Company since April 1994. He joined the Company as Senior Vice President - Internal Audit in June 1993. From 1991 to 1993, Mr. Nason was Executive Vice President and Chief Financial Officer for The Artery Organization, Inc., a private real estate development and management company in Bethesda, Maryland. From 1988 to 1991, Mr Nason was Senior Vice President for Finance and Planning for Griffin Homes in California. Mr. Nason was Senior Vice President of Marriott Corporation and its subsidiary Host International, Inc. from 1977 to 1988. Mr. Nason graduated cum laude from Washington and Jefferson College (B.A.) and the Wharton Graduate School of Finance and Commerce, University of Pennsylvania (M.B.A.). He also attended the Executive Program at The Darden School, University of Virginia.

     Alvin S. Rapp, 55, has been President and Chief Executive Officer of the Company's Engineering and Construction Group since November 1993. Prior to joining the Company, he was a regional group vice president of Jacobs Engineering Group, Inc., having joined Jacobs in 1981 as manager of engineering in that company's Baton Rouge, Louisiana office. Prior to joining Jacobs, Mr. Rapp held a variety of management positions with Ciba-Geigy Corporation, U.S.S. Agri-Chemicals, and E.I. du Pont de Nemours & Company, Inc. Mr. Rapp graduated from Christian Brothers College (B.S.E.E.), Memphis, Tennessee.

     Marcy A. Romm, 36, has been Senior Vice President and Director of Human Resources of the Company since 1993. She has held Human Resources positions at ICF Kaiser since 1984. Ms. Romm graduated from George Washington University (B.A., M.B.A.).

     Marc Tipermas, 47, has been Executive Vice President and Director of Corporate Development for ICF Kaiser International, Inc. since 1993. He has held senior management positions in several of ICF Kaiser's operating subsidiaries since joining the Company in 1981. From 1977 to 1981, Dr. Tipermas was employed by the U.S. Environmental Protection Agency where he was the Director of the Superfund Policy and Program Management Office from 1980 to 1981. Prior to joining EPA, he was Assistant Professor of Political Science at the State University of New York at Buffalo from 1975 to 1977. Dr. Tipermas has been a director of ICF Kaiser International, Inc. since 1993. Dr. Tipermas graduated from the Massachusetts Institute of Technology (S.B.) and Harvard University (A.M., Ph.D.).

          Paul Weeks, II, 51, has been Senior Vice President, General Counsel, and Secretary of ICF Kaiser International, Inc. since 1990. He joined ICF Incorporated in May 1987 as its Vice President, General Counsel, and Secretary. From 1973 to 1987 he was employed by Communications Satellite Corporation, where from 1983 to 1987 he was Assistant General Counsel for Corporate Matters. Mr. Weeks graduated from Princeton University (B.S.E.E.) and The National Law Center of George Washington University (J.D.).

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 16
Form 10-K for Fiscal Year 1995

                                    PART II


================================================================================
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
================================================================================

     Since September 14, 1993, the Common Stock has been traded on the New York Stock Exchange (NYSE) under the symbol "ICF". Prior to that date, the Common Stock was traded on the NASDAQ National Market System. At May 3, 1995, the Company's record date for its 1995 Annual Meeting of Shareholders, there were 1,277 shareholders of record; the Company believes that there are approximately 7,800 beneficial owners of Common Stock.

     On May 16, 1995, the closing price of the Common Stock as reported by the NYSE was $4.375. The following table sets forth, for the periods indicated, the high and low bid information for the Common Stock as reported on the NASDAQ National Market System and the high and low sales prices on the NYSE:

================================================================================
                        Common Stock Price
                                                           High          Low
Fiscal Year Ended February 28, 1994
      First Quarter...............................        $6.875        $ 4.75
      Second Quarter..............................          5.50          3.75
      Third Quarter (September 1 - September 13)..         4.875         4.375
      Third Quarter (September 14 - November 30)..         5.375          4.00
      Fourth Quarter..............................          5.00         3.625
Fiscal Year Ended February 28, 1995
      First Quarter...............................        $3.875        $ 2.25
      Second Quarter..............................         2.625          2.00
      Third Quarter...............................         4.125         2.375
      Fourth Quarter..............................         4.375         2.625
================================================================================

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

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 17
Form 10-K for Fiscal Year 1995

================================================================================
                       Item 6.   Selected Financial Data
================================================================================

     The selected consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

================================================================================

                                         SELECTED CONSOLIDATED FINANCIAL DATA
                                         (in thousands, except per share data)
                                                                              Year ended February 28,
                                                                               ----------------------
                                                             1995       1994/(1)/       1993      1992/(1)(3)/       1991
                                                           --------    ----------     --------   -------------     --------
Statement of Operations Data:
Gross revenue..........................................    $861,518      $651,657     $678,882        $710,873     $624,976
Service revenue /(2)/..................................     459,786       382,708      391,528         385,942      363,318
Operating income (loss)................................      13,688        (5,230)      22,744         (43,963)      33,287
Income (loss) before income taxes......................       1,239       (12,877)      14,894         (54,310)      24,018
Net income (loss) before extraordinary item............      (1,661)      (12,528)       8,639         (40,516)      14,291
Net income (loss) /(3)/................................      (1,661)      (18,497)       8,639         (40,516)      14,291
Net income (loss) available for common shareholders....      (3,815)      (25,322)       3,346         (42,932)      13,434

Primary Net Income (Loss) Per Common Share:
 Before extraordinary item and redemption of
  redeemable preferred stock...........................      $(0.18)       $(0.83)       $0.16          $(2.25)       $0.71
 Extraordinary loss on early extinguishment of debt....         ---         (0.29)         ---             ---          ---
 Redemption of redeemable preferred stock..............         ---         (0.09)         ---             ---          ---
                                                             ------        ------        -----          ------        -----
  Total................................................      $(0.18)       $(1.21)       $0.16          $(2.25)       $0.71
                                                             ======        ======        =====          ======        =====
Fully Diluted Net Income (Loss) Per Common Share:
 Before extraordinary item and redemption of
  redeemable preferred stock...........................      $(0.18)       $(0.83)       $0.16          $(2.25)       $0.68
 Extraordinary loss on early extinguishment of debt....         ---         (0.29)         ---             ---          ---
 Redemption of redeemable preferred stock..............         ---         (0.09)         ---             ---          ---
                                                             ------        ------        -----          ------        -----
  Total................................................      $(0.18)       $(1.21)       $0.16          $(2.25)       $0.68
                                                             ======        ======        =====          ======        =====
Weighted average common and common equivalent
   shares outstanding, assuming full dilution..........      20,957        20,886       21,272          19,085       20,308

Balance Sheet Data (end of period):
Total assets...........................................    $281,422      $281,198     $293,076        $318,947     $357,457
Working capital........................................      92,865        90,725       87,845          66,065       74,754
Long-term liabilities..................................     133,303       130,752       75,602          85,675      109,820
Redeemable preferred stock.............................      19,617        20,212       44,824          45,161       26,498
Shareholders' equity...................................      27,624        30,780       58,521          51,151       88,839

___________________
(1) Gross revenue and service revenue for the fiscal year ended February 29, 1992, exclude businesses discontinued by the Company in fiscal year 1992; the financial data for fiscal year 1991 includes results for the entire Company. In fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. In fiscal year 1992, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

(2) Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the income of joint ventures and affiliated companies.

(3) Fiscal year 1992 reflects an after-tax charge of $52.4 million associated with the disposal and restructuring of certain businesses.
================================================================================


================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 18
Form 10-K for Fiscal Year 1995

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

  ICF Kaiser had operating income of $13.7 million and a net loss before extraordinary item of $1.7 million ($0.18 net loss per share) for the year ended February 28, 1995 (fiscal 1995) compared with an operating loss of $5.2 million and a $12.5 million net loss before extraordinary item ($0.83 net loss per share) for the year ended February 28, 1994 (fiscal 1994). Operating income in fiscal 1995 was $10.2 million higher than fiscal 1994, exclusive of the unusual items in fiscal 1994. The operating income increase in fiscal 1995 reflects improvements in each of the Company's businesses over fiscal 1994, including an increase in fees at the Company's operations at the U.S. Department of Energy's Hanford, Washington, site (Hanford). These gains were somewhat offset by a high level of marketing expense associated with proposing and bidding major contracts, including the Company's successful pursuit through Kaiser-Hill Company, LLC (Kaiser-Hill) of the Performance Based Integrating Management contract at the U.S. Department of Energy's Rocky Flats Environmental Technology Site in Colorado (Rocky Flats), more fully described below. Gains in operating income growth were offset by substantially higher nonoperating costs, including interest expense, due to the fiscal 1994 refinancing, and income tax expense (see Results of Operations).

  The Company's engineering and construction services had an operating loss for fiscal 1995 of $6.5 million, which was an improvement over fiscal 1994. The operating loss was due primarily to a decline in revenue and to delays in the commencement of previously awarded projects. These revenue declines were not offset fully with cost reductions.

Outlook

  Management believes that it has made significant progress during fiscal 1995 toward positioning the Company for future success by stabilizing operations, enhancing financial controls, lowering corporate overhead costs, and increasing market development activities. Extension of the Hanford contract through March 1997 and the award of the Rocky Flats contract to Kaiser-Hill combine to provide a stable operating income base upon which the Company can build. Management intends to continue its investment in new business development initiatives in order to maintain and build its backlog. Among these initiatives are continued pursuit of major federal environmental cleanup contracts, international and private-sector expansion of consulting services, and expansion of remediation capabilities.

  Management also will continue its focus on restoring the Company's engineering and construction business to profitability through increased marketing efforts combined with cost reductions, primarily personnel.

  In April 1995, Kaiser-Hill, a limited liability company owned equally by ICF Kaiser and CH2M Hill Companies, Ltd., was awarded the Rocky Flats contract. The five-year contract, valued at $3.5 billion, is expected to generate between $1.5 million and $9.0 million in annual pretax profit to ICF Kaiser. The fee structure for this contract will provide for a mixture of base and incentive fees earned through the achievement of cost reductions, attainment of certain milestones, and accomplishment of other goals.

Backlog

  The Company's backlog on February 28, 1995, was $1.4 billion, down from $1.6 billion reported as of February 28, 1994. The Company estimates that the Kaiser-Hill contract at Rocky Flats represents approximately $3.5 billion in backlog beginning July 1, 1995.

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 19
Form 10-K for Fiscal Year 1995

Results of Operations

  The following table summarizes key elements in the Consolidated Statements of Operations for the years ended February 28, 1995, 1994, and 1993.

                                           1995          1994          1993
--------------------------------------------------------------------------------
                                               (Dollars in millions)

Gross revenue                            $861.5        $651.7        $678.9

Service revenue                          $459.8        $382.7        $391.5

Service revenue as a percentage
 of gross revenue                          53.4%         58.7%         57.7%

Expenses as a percentage of
 service revenue:

   Direct cost of services and overhead    85.5%         84.6%         80.0%

   Administrative and general               9.5%         12.0%         11.2%

   Depreciation and amortization            2.0%          2.5%          2.7%

   Unusual items, net                       -              2.3%         -

   Cost of disposal of businesses, net      -              -            0.3%

Operating income (loss)                     3.0%          (1.4)%        5.8%

--------------------------------------------------------------------------------

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

  Operating profits generated by the Hanford and Kaiser-Hill contracts are based on performance and not revenue. Consequently, a change in revenue between periods is likely to be disproportionate to the change in operating income. As such, changes in revenue may have an exaggerated impact on the Company's margins as measured on a percentage basis.

Fiscal 1995 Compared to Fiscal 1994

Revenue

  Gross revenue for fiscal 1995 increased 32.2% to $861.5 million, while service revenue increased 20.1% to $459.8 million, versus fiscal 1994. These increases were attributable to the work performed at Hanford ($208.8 million of the gross revenue increase and $97.4 million of the service revenue increase). The Hanford revenue increases were offset partially by a decrease in the Company's engineering and construction revenue ($14.1 million gross revenue and $10.8 million service revenue). Service revenue as a percentage of gross revenue decreased to 53.4% for the year ended February 28, 1995, from 58.7% for fiscal 1994, primarily because under an October 1993 amendment to the Hanford contract, ICF Kaiser absorbed tasks utilizing a much higher proportion of subcontractors than Company personnel.

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 20
Form 10-K for Fiscal Year 1995

Operating Expenses

  The Company's direct cost of services and overhead was relatively flat as a percentage of service revenue in fiscal 1995 versus fiscal 1994. Excluding Hanford, direct cost of services and overhead decreased to 76.2% of service revenue in fiscal 1995 from 79.2% in fiscal 1994. Administrative and general expense decreased $2.1 million. The decrease in these costs is attributable primarily to management cost-cutting initiatives.

  A restructuring plan initiated in fiscal 1994 to respond to operating losses included downsizing the work force, consolidating office space, renegotiating significant leases, and restructuring certain international operations. Management expects to complete office space consolidation plans in fiscal 1996. All other actions have been substantially completed as of February 28, 1995. Management will continue to focus on cost reduction and containment efforts.

Interest Expense

  ICF Kaiser's interest expense net of interest income (net interest) for the year ended February 28, 1995, increased $6.3 million from fiscal 1994 due to a recapitalization that took place in the fourth quarter of fiscal 1994 (also see Liquidity and Capital Resources). The increase in net interest was impacted favorably by $1.3 million in refunds of interest from the Internal Revenue Service (IRS) recorded in the third quarter of fiscal 1995 associated with the Company's tax liabilities and those of an acquired company. The increase in net interest was offset partially by a reduction in preferred stock dividends.

Income Tax Expense

  ICF Kaiser's income tax provision for fiscal 1995 was $2.9 million, even though pretax income was $1.2 million. This is due to several factors including the repatriation of overseas funds to the United States during fiscal 1995 that currently could not be offset by foreign tax credits and permanent differences, such as the nondeductibility of goodwill amortization. Nondeductible permanent differences comprise a very high percentage of pretax income. As such, the traditional percentage relationship between income tax expense and pretax income is not meaningful. It is anticipated that the combination of projected pretax income levels and the current level of permanent differences will result in the Company's effective tax rate continuing to be above traditional levels in the near-term future.

  Because of the reported fiscal 1994 losses, a $3.3 million valuation allowance was established in fiscal 1994 for deferred tax assets. In fiscal 1995, although pretax income increased $14.1 million to $1.2 million (with a corresponding increase in taxable income), the Company has maintained the valuation allowance.

  As of February 28, 1995, the Company had deferred tax assets related to net operating loss carryforwards of $2.2 million, of which $0.4 million expire in fiscal 2004 and $1.8 million expire in 2009. Additionally, the Company has $1.1 million of tax credit carryforwards, the majority of which do not expire. Management believes that the Company's expected levels of pretax earnings, when adjusted for nondeductible expenses such as goodwill amortization, will generate sufficient future taxable income to realize the $13.6 million deferred tax asset within the next five years.

Fiscal 1994 Compared to Fiscal 1993

Revenue

  Gross and service revenue declined 4.0% and 2.2%, respectively, to $651.7 million and $382.7 million in fiscal 1994 primarily due to the successful completion of two large industrial projects during fiscal 1993 ($81.3 million and $9.2 million, respectively); a significant decline in other engineering and construction business ($38.1 million and $21.9 million, respectively); the sale of a subsidiary under a fiscal 1992-1993 restructuring plan during the third quarter of fiscal 1993 ($14.4 million and $10.3 million, respectively); a decline in the Company's energy engineering business ($11.8 million and $9.6 million, respectively); and the

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 21
Form 10-K for Fiscal Year 1995
general impact of reduced government spending, loss of business days due to severe weather in the East and the Los Angeles earthquake, and a sluggish economy. The decrease was offset partially by a significant increase in ICF Kaiser's services provided at Hanford ($120.8 million and $52.4 million, respectively). This increase was due primarily to the amendment of ICF Kaiser's contract with the U.S. Department of Energy, which was effective October 1, 1993. Service revenue as a percentage of gross revenue increased as the Company continued its concerted efforts to shift more non-Hanford work from subcontractors to Company personnel. Equity in income of joint ventures and affiliated companies, and consequently service revenue, declined due to the successful early completion of a natural gas liquefaction project on Australia's Northwest Shelf ($2.8 million) and the sale of the Company's interest in Acer Group Limited ($1.6 million), partially offset by $1.1 million of income from the Company's interest in an entity that owns a coal pulverization facility.

Operating Expenses

  The Company's direct cost of services and overhead increased to 84.6% of service revenue in fiscal 1994 from 80.0% in fiscal 1993. The relatively fixed nature of certain of the Company's indirect costs (e.g., office rent) and the timing of the implementation of action plans for certain operating units developed in fiscal 1994 delayed the impact of cost reductions in the fourth quarter. ICF Kaiser also increased its commitment to marketing in fiscal 1994, which contributed to the overall increase in administrative and general expense.

  Depreciation and amortization expense decreased $1.2 million to $9.6 million for the year ended February 28, 1994, primarily as the result of the write-off of certain software assets in the third quarter of fiscal 1993.

Interest Expense

  ICF Kaiser's interest expense for the year ended February 28, 1994, decreased 4.8% from fiscal 1993. The decrease is attributable to both the reduced average amount of debt outstanding and lower prevailing interest rates.

Income Tax Expense

  ICF Kaiser's effective tax rate decreased to 2.7% in fiscal 1994 from 42% in fiscal 1993 because the book loss included a high level of nondeductible expenses, such as goodwill amortization, differences between the book and tax basis of businesses sold, and losses from controlled foreign corporations. This impact was magnified by the unanticipated decline in operating results in the fourth quarter of fiscal 1994. A $3.3 million valuation allowance was established in fiscal 1994 for deferred tax assets. The valuation allowance was established due to the extraordinary item and recent operating results. As of February 28, 1994, the Company had deferred tax assets related to net operating loss carryforwards of $4.3 million, of which $0.4 million were scheduled to expire in fiscal 2004 and $3.9 million in 2009. The Company also had recorded $0.9 million of tax credit carryforwards, the majority of which do not expire.

Extraordinary Item

  The Company completed a recapitalization program in the fourth quarter of fiscal 1994 that resulted in a $6.0 million extraordinary charge (net of $0 tax benefit) for the early extinguishment of debt and a $1.9 million charge to net income available for common shareholders to repurchase the Company's Series 2C Senior Preferred Stock. These charges reduced earnings per share by $0.38 for a total loss of $1.21 per share in fiscal 1994 (see Liquidity and Capital Resources).

Liquidity and Capital Resources

  Cash and cash equivalents increased $2.7 million in fiscal 1995 to $28.2 million, and the Company's working capital and current ratio have improved since fiscal 1994. Cash and working capital increased in fiscal 1995 due to an increased focus on cash management. Additional reasons for the cash and working capital improvements include cash from operating activities, the receipt of proceeds from a fiscal 1994 disposition

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 22
Form 10-K for Fiscal Year 1995

($2.6 million), refunds from the IRS ($3.5 million), and the use of the Company's Credit Facility ($5.0 million). The improvement was offset partially by cash payments for the settlement of several outstanding liabilities related to prior dispositions.

  In fiscal 1995, the U.S. Environmental Protection Agency approved the Company's revised provisional rates for fiscal years 1991 through 1994, authorizing the Company to invoice on a variety of cost-plus contracts with U.S. government agencies for work performed during the approved years. The Company expects to collect an additional $2 - $4 million in cash in fiscal 1996 from these receivables.

  The Company has a $60 million revolving credit facility (the Credit Facility) provided by a consortium of banks (the Banks). ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the Credit Facility, granted the Banks a security interest in their accounts receivable and certain other assets. The Credit Facility limits the payment of cash dividends, requires the maintenance of specified financial ratios, and has a $20 million limitation on cash borrowings. ICF Kaiser and the Banks entered into an amendment as of February 28, 1995, that modified financial ratios and other terms of the Credit Facility. As of February 28, 1995, there were $5.0 million in borrowings outstanding under the Credit Facility, in addition to $9.6 million in letters of credit, and the Company had $30.3 million of available credit under the Credit Facility. The Credit Facility contains Eurodollar and alternate base interest rate alternatives with margins dependent upon the Company's financial operating results and expires on October 31, 1996.

  The Company completed a recapitalization program in the fourth quarter of fiscal 1994 by issuing $125,000,000 of the Company's 12% Senior Subordinated Notes due 2003 and 600,000 warrants, each to purchase one share of the Company's common stock at $5.00 per share. The net proceeds were used, in part, to retire the Company's 13.5% Senior Subordinated Notes due 1999 and associated warrants, to repurchase preferred stock, and to repay the outstanding balance on the Company's then-existing revolving credit facility.

  For the past several years, the Company has had ongoing negotiations, filings, and litigation with the IRS related to settlement of its tax liabilities and the liabilities associated with acquired companies. As noted in the Results of Operations, the cash and income impact has been favorable to the Company. Further, the Company's previous tax losses and its resultant net operating loss carryforward position, will limit federal income tax payments required in the near future.

  Management believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's Credit Facility, will be adequate to fund operations throughout the next 12 months.

Impact of New Accounting Standard

  The Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS No.
106), effective March 1, 1993. The Company's postretirement benefit obligation extends to only a limited group of retirees (and their spouses) who joined ICF Kaiser through an acquisition, and whose benefits are limited to a fixed amount per person. SFAS No. 106 requires that companies accrue postretirement benefits over the period benefits are earned. The Company has elected the prospective transition method and is amortizing its $14.2 million transition obligation over
14.5 years, the average remaining life expectancy of the retirees and their spouses. The Company's ongoing expense under SFAS No. 106 includes the interest component and the amortization of the transition obligation.

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

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 23
Form 10-K for Fiscal Year 1995

================================================================================
             Item 8.  Financial Statements and Supplementary Data
================================================================================

  The Financial Statements and Supplementary Data appear on pages F-1 through F-17 and S-1 hereto.


================================================================================
    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
================================================================================

  None


                                    PART III



================================================================================
         Item 10.   Directors and Executive Officers of the Registrant
================================================================================

  Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders (the "Proxy Statement) and is incorporated herein by reference. Information regarding executive officers of the Registrant is included under a separate caption in Part I hereof. Information regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement and is incorporated herein by reference.


================================================================================
                       Item 11.   Executive Compensation
================================================================================

  Information regarding this item is included under the caption "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.


================================================================================
   Item 12.   Security Ownership of Certain Beneficial Owners and Management
================================================================================

  Information regarding this item is included under the caption "Voting Securities of the Company and Certain Shareholdings" in the Company's Proxy Statement and is incorporated herein by reference.


================================================================================
           Item 13.   Certain Relationships and Related Transactions
================================================================================

  Information regarding this item is included under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Transactions with Certain Directors," "Agreements and Transactions with Executive Officers Named in the Summary Compensation Table," and "Agreements and Transactions with Other Executive Officers" in the Company's Proxy Statement and is incorporated herein by reference.


================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 24
Form 10-K for Fiscal Year 1995

                                    PART IV


================================================================================
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
================================================================================

                (a) Documents filed as part of this Report                                            Page
1.  Consolidated Financial Statements of ICF Kaiser International, Inc. and Subsidiaries
    a.  Report of Independent Accountants............................................................  F-1
    b.  Consolidated Balance Sheets as of February 28, 1995, and February 28, 1994...................  F-2
    c.  Consolidated Statements of Operations for the years ended February 28, 1995,
        February 28, 1994, and February 28, 1993.....................................................  F-3
    d.  Consolidated Statements of Shareholders' Equity for the years ended
        February 28, 1995, February 28, 1994, and February 28, 1993..................................  F-4
    e.  Consolidated Statements of Cash Flows for the years ended
        February 28, 1995, February 28, 1994, and February 28, 1993..................................  F-5
    f.  Notes to Consolidated Financial Statements...................................................  F-6

2. Supplemental Schedule Relating to the Consolidated Financial Statements of ICF Kaiser
     International, Inc. and Subsidiaries for each of the three years in the period ended
     February 28, 1995
   a.  Schedule II: Valuation and qualifying accounts................................................  S-1

    All Schedules except the one listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

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

Exhibit No. 4 -- Instruments Defining the Rights of Security Holders, including
                 Indentures

  4(a) Indenture dated as of January 11, 1994, between the Registrant and The Bank of New York, as Trustee (Incorporated by reference to Exhibit No. 4(a) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14,
        1994)
     1. Supplemental Indenture No. 1 dated as of February 17, 1995.

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 25
Form 10-K for Fiscal Year 1995

  4(b) Form of 12% Senior Subordinated Note due 2003 (Incorporated by reference to Exhibit No. 4(b) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(c) Form of Common Stock Purchase Warrant expiring May 15, 1999 (as amended and restated through January 11, 1994) (Incorporated by reference to Exhibit No. 4(e) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(d) Credit Agreement among ICF Kaiser International, Inc., certain Banks, and Chemical Bank (Delaware), as Agent, dated as of December 8, 1993, as amended (see Exhibit No. 10(a))

  4(e) ICF Kaiser International, Inc. Series 2D Warrant, No. 2D-2, dated January 11, 1994 (Incorporated by reference to Exhibit No. 4(f) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(f) Securities Purchase Agreement by and among ICF Kaiser International, Inc., IFINT-USA Inc., and FIMA Finance Management Inc., B.V.I. dated as of December 20, 1990 (Incorporated by reference to Exhibit No. 4(b) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1991 filed with the Commission on January 14, 1991)
     1. Amendment No. 1 to Securities Purchase Agreement dated as of January 13, 1992 (Incorporated by reference to Exhibit No. 4(e)(1) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)
     2. Amendment No. 2 to Securities Purchase Agreement (Incorporated by reference to Exhibit 4(g)(2) to Amendment No. 2 to Registration Statement on Form S-1 (No. 33-70986) filed with the Commission on December 23, 1993)

  4(g) Amended and Restated Registration Rights Agreement dated as of January 13, 1992, between ICF Kaiser International, Inc. and FIMA Finance Management Inc., (Incorporated by reference to Exhibit No. 4(f) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

  4(h) Registration Rights Agreement, dated as of November 13, 1991, between ICF Kaiser International, Inc. and U.S. Trust Company of California, N.A., a national association, solely in its capacity as trustee of the ICF Kaiser International, Inc. Retirement Plan Trust (Incorporated by reference to Exhibit No. 4(g) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14,
        1992)

  4(i) Rights Agreement dated as of January 13, 1992 between ICF Kaiser International, Inc. and Office of the Secretary, ICF Kaiser International, Inc. as Rights Agent, including
     1. Form of Certificate of Designations of Series 4 Junior Preferred Stock
     2. Form of Rights Certificate
     3. Summary of Rights to Purchase Preferred Stock
        (Incorporated by reference to Exhibit No. 4(h) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

  4(j) Warrant Agreement dated as of January 11, 1994, between the Registrant and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(c) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(k) Form of Warrant expiring December 31, 1998 (Incorporated by reference to Exhibit No. 4(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 26
Form 10-K for Fiscal Year 1995

Exhibit No. 10 -- Material Contracts

  10(a) Amended and Restated Credit Agreement dated as of December 8, 1993, among the Registrant, the several Lenders from time to time parties hereto, and Chemical Bank, as Agent, including Exhibits thereto (Closing Date: January 11, 1994) (Incorporated by reference to Exhibit No. 10(a) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)
     1. Waiver and First Amendment dated as of April 18, 1994 (Incorporated by reference to Exhibit No. 10(a)(1) to Annual Report on Form 10-K filed with the Commission on May 25, 1994.)
     2.  Second Amendment dated as of August 31, 1994
     3.  Third Amendment dated as of February 28, 1995

  10(b) ICF Kaiser International, Inc. Employee Stock Purchase Plan (as amended and restated as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(b) to Quarterly Report on Form 10-Q for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

  10(c) Trust Agreement for ICF Kaiser Incorporated Employee Stock Ownership Plan (adopted by ICF Kaiser International, Inc. Board of Directors in October 1987) (Incorporated by reference to Exhibit No. 10(c) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

  10(d) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit
         No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)
     1.  Amendment No. 1 dated April 24, 1995

  10(e) ICF Kaiser International, Inc. Retirement Plan Trust Agreement (as amended and restated effective as of November 13, 1991) (Incorporated by reference to Exhibit No. 10(k) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

  10(f) Stock Contribution Agreement entered into on November 13, 1991, between ICF Kaiser International, Inc. and U.S. Trust Company of California, N.A., a national association, solely in its capacity as trustee of the ICF Kaiser International, Inc. Retirement Plan Trust (Incorporated by reference to Exhibit No. 10(l) to Quarterly Report on Form 10-Q for the third quarter of fiscal 1992 filed with the Commission on January 14,
         1992)

  10(g) Lease Agreement between HMCE Associates (as Landlord) and ICF Kaiser Incorporated (as Tenant), dated January 30, 1987, for the lease of the Registrant's headquarters in Fairfax, Virginia (Incorporated by reference to Exhibit No. 10(a) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)
     1. First Amendment entered into August 31, 1987 (Incorporated by reference to Exhibit No. 10(a) to Registration Statement on Form S-1
         (No. 33-31473) filed with the Commission on October 6, 1989)
     2. Second Amendment entered into September 23, 1987 (Incorporated by reference to Exhibit No. 10(a) to Registration Statement on Form S-1 (No.33-31473) filed with the Commission on October 6, 1989)
     3. Third Amendment entered into as of February 12, 1990 (Incorporated by reference to Exhibit No. 10(a) to Annual Report on Form 10-K filed with the Commission on April 25, 1990)

  10(h) Lease Agreement between HMCE Associates Limited Partnership (as Landlord) and American Capital and Research Corporation (as Tenant), dated April 27, 1988, for the lease of space in the building adjacent to the Registrant's headquarters in Fairfax, Virginia (Incorporated by reference
================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 27
Form 10-K for Fiscal Year 1995
         to Exhibit No. 10(b) to Registration Statement on Form S-1
         (No. 33-31473) filed with the Commission on October 6, 1989)
     1. First Amendment entered into July 29, 1988. (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K filed with the Commission on April 25, 1990)
     2. Second Amendment entered into as of February 12, 1990 (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K filed with the Commission on April 25, 1990)
     3. Third Amendment entered into as of December 22, 1992 (Incorporated by reference to Exhibit No. 10(h)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) for the fiscal year ended February 28, 1993 filed with the Commission on May 21, 1993)

  10(i) Amended and Restated Lease Agreement by and between Kaiser Engineers, Inc. and 1800 Harrison Limited Partnership, dated as of July 1, 1988, for the lease of the Registrant's offices in Oakland, California (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (No. 33-31576) filed with the Commission on October 13, 1989)
     1. First Amendment made as of March 27, 1991 (Incorporated by reference to Exhibit No. 10(a)(1) to Quarterly Report on Form 10-Q for the first quarter of fiscal 1993 filed with the Commission on July 10, 1992)
     2. Second Amendment made as of June 1992 (Incorporated by reference to Exhibit No. 10(a)(2) to Quarterly Report on Form 10-Q for the first quarter of fiscal 1993 filed with the Commission on July 10, 1992)
     3. Third Amendment made as of April 27, 1993 (Incorporated by reference to Exhibit No. 10(i)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) for the fiscal year ended February 28, 1993 filed with the Commission on May 21, 1993)

  10(j) Guaranty provided by American Capital and Research Corporation to 1800 Harrison Limited Partnership, dated as of March 27, 1991, and First Amendment thereto dated as of June 1992, guaranteeing the performance of Kaiser Engineers, Inc. under an Amended and Restated Lease Agreement by and between Kaiser Engineers, Inc. and the California Public Employee's Retirement System, dated as of July 1, 1988, for the lease of the Registrant's offices in Oakland, California (Incorporated by reference to Exhibit No. 10(b) to Quarterly Report on Form 10-Q for the first quarter of fiscal 1993 filed with the Commission on July 10,
         1992)

  10(k) ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated as of April 24, 1995)

  10(l) ICF Kaiser International, Inc. Employee Stock Ownership Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(c) to Quarterly Report on Form 10-Q (Registrant No. 1-12248)for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)
     1.  Amendment No. 1 dated April 24, 1995

  10(m) Purchase Order dated March 8, 1995 (WHC-380393, Mod. 1) issued by Westinghouse Hanford Company to ICF Kaiser Hanford Company (DOE Reference No. DE-AC06-87RL1930)

  10(n) Assignment Agreement between the U.S. Department of Energy, Kaiser Engineers Hanford Company, and Westinghouse Hanford Company, with an effective date of October 1, 1993 (Contract No. DE-A06-93RL12359) (Incorporated by reference to Exhibit No. 10(a) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)
     1. Modification No. 1 dated October 25, 1993 (Incorporated by reference to Exhibit No. 10(n)(1) to Annual Report on Form 10-K filed with the Commission on May 25, 1994.)

  10(o) Massachusetts Water Resources Authority Agreement with ICF Kaiser Engineers, Inc. through its wholly owned subsidiary of ICF Kaiser Engineers of Massachusetts, Inc. for construction management services for Boston Harbor Project--Deer Island Related Facilities, Contract No.

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 28
Form 10-K for Fiscal Year 1995

          5622 (June 1990) (Incorporated by reference to Exhibit No. 10(h) to Quarterly Report on Form 10-Q for the second quarter of fiscal 1991 filed with the Commission on October 12, 1990)

          (Amendment Nos. 1-3 incorporated by reference to Exhibit No. 10(n) (1-
          3) to Annual Report on Form 10-K (Registrant No. 1-12248) for the fiscal year ended February 28, 1993 filed with the Commission on May 21, 1993)

     P    1.  Amendment No. 4 and Amendment No. 4A each dated December 2, 1993
              [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO.
              10(o)(1) WAS FILED IN PAPER ON MAY 20, 1994, ON FORM SE PURSUANT
              TO A CONTINUING HARDSHIP EXEMPTION]
     P    2.  Amendment No. 5 dated December 6, 1994 [IN ACCORDANCE WITH RULE
              202 OF REGULATION S-T, THIS EXHIBIT NO. 10(o)(2) WAS FILED IN
              PAPER ON MAY 23, 1995, ON FORM SE PURSUANT TO A CONTINUING
              HARDSHIP EXEMPTION]

  10(p) ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)
     1.   Amendment No. 1 dated April 24, 1995

  10(q)   ICF Kaiser International, Inc. Corporate Incentive Compensation Plan:
          Annual Incentive Plan (dated as of September 29, 1993) (Incorporated by reference to Exhibit No. 10(aa) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

  P 10(r) Contract (#DE-AC3495RF00825) between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated as of April 4, 1995.
          [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(r) WAS FILED IN PAPER ON MAY 23, 1995, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION]

Exhibit No. 10 -- Material Contracts (management contracts, compensatory plans, or arrangements.)

  10(aa) Restated Executive Agreement dated as of December 20, 1990, and Restated Compensation Agreement dated as of December 20, 1990, with James O. Edwards (Incorporated by reference to Exhibit No. 10(p) to Registration Statement on Form S-1 (No. 33-40628) filed with the Commission on May 16, 1991)

     1. Modification Letter dated January 13, 1992 (Incorporated by reference to Exhibit No. 10(e) to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-44993) filed with the Commission on February 11, 1992)

  10(bb)  Employment Agreement with James O. Edwards dated as of December 31,
          1994.

  10(cc)  ICF Kaiser International, Inc. Corporate Incentive Compensation Plan:
          Annual Incentive Plan (dated as of September 29, 1993) (Incorporated by reference to Exhibit No. 10(aa) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

  10(dd) ICF Kaiser International, Inc. Non-employee Director Stock Option Plan (as amended and restated as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(bb) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 29
Form 10-K for Fiscal Year 1995

  10(ee) Agreement with Alvin S. Rapp, Executive Vice President of the Registrant, dated November 1, 1993 (Incorporated by reference to Exhibit No. 10(ll) to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-70986) filed with the Commission on November 22,
          1993)

  10(ff) Agreement with Douglas W. McMinn, Executive Vice President of the Registrant, signed November 23, 1993 (Incorporated by reference to Exhibit No. 10(mm) to Amendment No. 2 to Registration Statement on Form S-1 (No. 33-70986) filed with the Commission on December 23,
          1993)

  10(gg) Employment Agreement with Marc Tipermas effective as of March 1, 1994 (Incorporated by reference to Exhibit No. 10(ll) to Annual Report on Form 10-K filed with the Commission on May 25, 1994).

  10(hh) Employment Agreement with Stephen W. Kahane effective as of March 1, 1994 (Incorporated by reference to Exhibit No. 10(mm) to Annual Report on Form 10-K filed with the Commission on May 25, 1994).

  10(ii) ICF Kaiser International, Inc. Senior Executive Officers Severance Plan as approved by the Compensation Committee of the Board of Directors on April 4, 1994, and adopted by the Board of Directors on May 5, 1994 (Incorporated by reference to Exhibit No. 10(nn) to
          Annual Report on Form 10-K filed with the Commission on May 25, 1994).

  10(jj) Employment Agreement with Michael K. Goldman effective as of February 28, 1994.

Exhibit No. 21 -- Subsidiaries of the Registrant as of May 15, 1995

Exhibit No. 23 -- Consent of Coopers & Lybrand L.L.P. (the Registrant's
                  Independent Accountants)

Exhibit No. 27 -- Financial Data Schedule


                            (c) Reports on Form 8-K

     None


================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 30
Form 10-K for Fiscal Year 1995

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


                                        ICF Kaiser International, Inc.
                                                  (Registrant)



Date:  May 15, 1995                     By    /s/ James O. Edwards
                                           --------------------------
                                               James O. Edwards
                                      Chairman and Chief Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                        (1) Principal executive officer




Date: May 15, 1995                      By     /s/ James O. Edwards
                                           --------------------------
                                               James O. Edwards,
                                      Chairman and Chief Executive Officer


                (2) Principal financial and accounting officer


Date: May 15, 1995                      By    /s/ Richard K. Nason
                                           --------------------------
                                             Richard K. Nason,
                                         Executive Vice President and
                                           Chief Financial Officer


================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 31
Form 10-K for Fiscal Year 1995

                            (3) Board of Directors

Date: May 16, 1995                       By   /s/ Gian Andrea Botta
                                           ---------------------------
                                               Gian Andrea Botta,
                                                   Director

Date: May 15, 1995                       By   /s/ Thomas Bradley
                                           ---------------------------
                                                Thomas Bradley,
                                                   Director


Date: May 19, 1995                       By   /s/ Tony Coelho
                                           ---------------------------
                                                  Tony Coelho,
                                                   Director

Date: May 15, 1995                       By   /s/ James O. Edwards
                                           ---------------------------
                                                James O. Edwards,
                                                   Director

Date: May 16, 1995                       By  /s/ Frederic V. Malek
                                           ---------------------------
                                                Frederic V. Malek,
                                                   Director

Date: May    , 1995                      By
                                           ---------------------------
                                                Rebecca P. Mark,
                                                   Director

Date: May 23, 1995                       By /s/ Robert W. Page, Sr.
                                           ---------------------------
                                               Robert W. Page, Sr.
                                                   Director


Date: May 15, 1995                       By     /s/ Marc Tipermas
                                           ---------------------------
                                                Marc Tipermas,
                                                   Director


================================================================================
ICF Kaiser International, Inc. Annual Report on                          Page 32
Form 10-K for Fiscal Year 1995

                       Report of Independent Accountants
                       ---------------------------------



To the Board of Directors and Shareholders
ICF Kaiser International, Inc.


     We have audited the consolidated financial statements and financial statement schedule of ICF Kaiser International, Inc. and subsidiaries listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICF Kaiser International, Inc. and subsidiaries as of February 28, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                        COOPERS & LYBRAND L.L.P.

Washington, D.C.
April 28, 1995


===============================================================================
ICF Kaiser International, Inc. Annual Report on                        Page F-1
Form 10-K for Fiscal Year 1995

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             February 28,                February 28,
                                                                                1995                        1994
---------------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
ASSETS
Current Assets
  Cash and cash equivalents                                                  $    28,233                 $    25,509
  Contract receivables, net                                                      139,860                     128,166
  Prepaid expenses and other current assets                                       12,097                      20,451
  Deferred income taxes                                                           13,553                      16,053
                                                                             -----------                 -----------
          Total Current Assets                                                   193,743                     190,179
                                                                             -----------                 -----------

Fixed Assets
  Furniture, equipment, and leasehold improvements                                42,557                      40,630
  Less depreciation and amortization                                             (29,648)                    (24,955)
                                                                             -----------                 -----------
                                                                                  12,909                      15,675
                                                                             -----------                 -----------
Other Assets
  Goodwill, net                                                                   47,945                      49,916
  Investments in and advances to affiliates                                        6,797                       5,600
  Due from officers and employees                                                  1,826                       1,830
  Other                                                                           18,202                      17,998
                                                                             -----------                 -----------
                                                                                  74,770                      75,344
                                                                             -----------                 -----------
                                                                             $   281,422                 $   281,198
                                                                             ===========                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                                      $    46,811                 $    52,073
  Accrued salaries and employee benefits                                          30,549                      23,439
  Accrued interest                                                                 2,528                       2,108
  Current portion of long-term debt                                                  578                       1,088
  Income taxes payable                                                             2,034                       1,511
  Deferred revenue                                                                11,013                       8,462
  Other                                                                            7,365                      10,773
                                                                             -----------                 -----------
          Total Current Liabilities                                              100,878                      99,454
                                                                             -----------                 -----------

Long-term Liabilities
  Long-term debt, less current portion                                           126,733                     121,954
  Other                                                                            6,570                       8,798
                                                                             -----------                 -----------
                                                                                 133,303                     130,752
                                                                             -----------                 -----------

Commitments and Contingencies

Redeemable Preferred Stock                                                        19,617                      20,212
Common Stock, par value $.01 per share:
  Authorized--90,000,000 shares
  Issued and outstanding-- 21,011,369 and 20,924,588 shares                          210                         209
Additional Paid-in Capital                                                        63,786                      63,572
Notes Receivable Related to Common Stock                                          (1,732)                     (1,732)
Retained Earnings (Deficit)                                                      (33,343)                    (29,528)
Cumulative Translation Adjustment                                                 (1,297)                     (1,741)
                                                                             -----------                 -----------
                                                                             $   281,422                 $   281,198
                                                                             ===========                 ===========


See notes to consolidated financial statements.
================================================================================
ICF Kaiser International, Inc. Annual Report on                        Page F-2
Form 10-K for Fiscal Year 1995

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Year Ended
                                                                   -----------------------------------------------
                                                                   February 28,      February 28,     February 28,
                                                                       1995              1994             1993
------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands, except per share amounts)
Gross Revenue                                                      $   861,518       $   651,657      $   678,882
  Subcontract and direct material costs                               (405,819)         (272,169)        (293,063)
  Equity in income of joint ventures
      and affiliated companies                                           4,087             3,220            5,709
                                                                   -----------       -----------      -----------
Service Revenue                                                        459,786           382,708          391,528

Operating Expenses
  Direct cost of services and overhead                                 393,096           323,828          313,030
  Administrative and general                                            43,770            45,842           43,702
  Depreciation and amortization                                          9,232             9,559           10,766
  Unusual items, net                                                        --             8,709              (50)
  Cost of disposal of businesses, net                                       --                --            1,336
                                                                   -----------       -----------      -----------
Operating Income (Loss)                                                 13,688            (5,230)          22,744

Other Income (Expense)
  Gain (loss) on sale of investment                                        551              (925)            (929)
  Interest income                                                        1,799             1,490            1,708
  Interest expense                                                     (14,799)           (8,212)          (8,629)
                                                                   -----------       -----------      -----------
Income (Loss) Before Income Taxes                                        1,239           (12,877)          14,894
  Income tax provision (benefit)                                         2,900              (349)           6,255
                                                                   -----------       -----------      -----------
Net Income (Loss) Before Extraordinary Item                             (1,661)          (12,528)           8,639
  Extraordinary loss on early extinguishment of debt                        --            (5,969)              --
                                                                   -----------       -----------      -----------
Net Income (Loss)                                                       (1,661)          (18,497)           8,639
  Preferred stock dividends and accretion                                2,154             4,896            5,293
  Redemption of redeemable preferred stock                                  --             1,929               --
                                                                   -----------       -----------      -----------
Net Income (Loss) Available for Common Shareholders                $    (3,815)      $   (25,322)     $     3,346
                                                                   ===========       ===========      ===========

Primary and Fully Diluted Net Income (Loss)
Per Common Share:
  Before extraordinary item and redemption
      of redeemable preferred stock                                $     (0.18)      $     (0.83)     $      0.16
  Extraordinary loss on early extinguishment of debt                        --             (0.29)              --
  Redemption of redeemable preferred stock                                  --             (0.09)              --
                                                                   -----------       -----------      -----------
      Total                                                        $     (0.18)      $     (1.21)     $      0.16
                                                                   ===========       ===========      ===========

Primary and Fully Diluted Weighted Average
Common and Common Equivalent
Shares Outstanding                                                      20,957            20,886           21,272
                                                                   ===========       ===========      ===========

See notes to consolidated financial statements.
================================================================================
ICF Kaiser International, Inc. Annual Report on                         Page F-3
Form 10-K for Fiscal Year 1995

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                      Series 1 Junior                                     Notes
                                  Convertible Preferred                                 Receivable
                                          Stock              Common Stock    Additional Related to Retained   Cumulative     ESOP
                                  ---------------------  ------------------   Paid-in     Common   Earnings  Translation  Guaranteed
                                    Shares  Par Value    Shares   Par Value   Capital      Stock   (Deficit)  Adjustment  Bank Loan
------------------------------------------------------------------------------------------------------------------------------------
                                                                     (In thousands, except shares)
Balance, March 1, 1992                  69     $6,900   18,270,652     $182   $64,382    ($3,387)   ($7,552)     ($1,041)   ($8,333)
  Net income                                                                                          8,639
  Preferred stock dividends                                                                          (5,026)
  Preferred stock accretion                                                                            (267)
  Issuance of common stock                                 105,740        1       619
  Repurchase of common stock                               (44,434)       0      (354)
  Conversion of Series 3 Preferred
    Stock into common stock                              2,971,849       30       (29)
  Payments received on notes
    receivable                                                                               662
  Decrease in loan balance                                                                                                    3,333
  Foreign currency translation
    adjustment                                                                                                      (660)
  Tax effect from the exercise of
    non-qualified stock options                                                   559
  Other                                                                          (137)
                                  --------------------- --------------------  -------    -------    -------   ----------     -------
Balance, February 28, 1993              69      6,900   21,303,807      213    65,040     (2,725)    (4,206)      (1,701)    (5,000)
  Net loss                                                                                          (18,497)
  Preferred stock dividends                                                                          (4,670)
  Preferred stock accretion                                                                            (226)
  Redemption of redeemable
    preferred stock                                                                                  (1,929)
  Repurchase of preferred stock        (69)    (6,900)                          2,050
  Issuance of common stock                                 231,249        2     1,056
  Repurchase of common stock                              (610,468)      (6)   (3,716)
  Issuance of warrants                                                            900
  Repurchase of warrants                                                       (1,909)
  Payments received on notes
    receivable                                                                               993
  Decrease in loan balance                                                                                                    5,000
  Foreign currency translation
    adjustment                                                                                                       (40)
  Other                                                                           151
                                  --------------------- --------------------  -------    -------    -------   ----------     -------
Balance, February 28, 1994              --         --   20,924,588      209    63,572     (1,732)   (29,528)      (1,741)        --
  Net loss                                                                                           (1,661)
  Preferred stock dividends                                                                          (1,950)
  Preferred stock accretion                                                                            (204)
  Issuance of common stock                                 161,781        2       393
  Repurchase of common stock                               (75,000)      (1)     (179)
  Foreign currency translation
    adjustment                                                                                                       444
                                  --------------------- --------------------  -------    -------    -------   ----------     -------
Balance, February 28, 1995              --     $   --   21,011,369     $210   $63,786    ($1,732)   $33,343)     ($1,297)    $   --
                                  ===================== ====================  =======    =======    =======   ==========     =======


See notes to consolidated financial statements.
================================================================================
ICF Kaiser International Inc. Annual Report on                          Page F-4
Form 10-K for Fiscal Year 1995

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Year Ended
                                                                                      ----------------------------------------------
                                                                                       February 28,    February 28,     February 28,
                                                                                           1995            1994             1993
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (In thousands)
Operating Activities
  Net income (loss)                                                                   $  ($1,661)     $   (18,497)     $     8,639
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Extraordinary loss on early extinguishment of debt                                   --            5,969               --
         Depreciation and amortization                                                     9,232            9,559           10,766
         Provision for losses on accounts receivable                                       1,320            2,241            2,202
         Provision for deferred income taxes                                               2,500             (714)           4,311
         Earnings (in excess of) less than cash distributions from joint
              ventures and affiliated companies                                              972           (1,708)          (3,690)
         (Gain) loss on sale of investment                                                  (551)             925              929
         Unusual items, net of cash                                                           --            7,786              (50)
         Decrease in reserve for restructuring and disposal of
              businesses, net of cash                                                         --               --           (6,426)
         Changes in operating assets and liabilities related to
              operating activities, net of dispositions:
                   Contract receivables, net                                             (13,014)          26,292          (12,761)
                   Prepaid expenses and other current assets                               4,471            4,614            3,750
                   Other assets                                                           (1,649)            (745)            (257)
                   Accounts payable and accrued expenses                                   2,218          (10,233)          (8,622)
                   Income taxes payable                                                      523           (2,478)            (930)
                   Deferred revenue                                                        2,551           (2,412)         (11,753)
                   Other liabilities                                                      (5,329)          (2,660)          (2,505)
                                                                                      ----------      -----------      -----------
        Net Cash Provided by (Used in) Operating Activities                                1,583           17,939          (16,397)
                                                                                      ----------      -----------      -----------

Investing Activities
  Investments in subsidiaries and affiliates                                                (622)          (2,755)          (1,146)
  Purchases of fixed assets, net                                                          (2,426)          (1,388)          (4,638)
  Sales of subsidiaries and subsidary assets                                               2,600               --           35,695
  Other investing activities                                                                  --               --              387
                                                                                      ----------      -----------      -----------
        Net Cash Provided by (Used in) Investing Activities                                 (448)          (4,143)          30,298
                                                                                      ----------      -----------      -----------

Financing Activities
  Proceeds from issuance of senior subordinated notes and
        related warrants                                                                      --          121,488               --
  Principal payments on credit facility                                                       --          (45,000)         (38,099)
  Proceeds from borrowings from credit facility                                            5,000           10,000           30,000
  Principal payments on other borrowings                                                  (1,172)          (2,010)          (4,866)
  Proceeds from other borrowings                                                              --               --            4,357
  Reacquisition of senior subordinated notes and related warrants                             --          (35,809)              --
  Repurchase of redeemable preferred stock and related warrants                             (799)         (27,363)            (799)
  Repurchase of preferred stock                                                               --           (4,850)              --
  Proceeds from (uses in) common stock transactions                                          215           (1,520)             130
  Preferred stock dividends                                                               (1,950)          (5,321)          (3,876)
  Debt issuance costs                                                                       (149)          (6,307)            (159)
                                                                                      ----------      -----------      -----------
        Net Cash Provided by (Used in) Financing Activities                                1,145            3,308          (13,312)
                                                                                      ----------      -----------      -----------
Effect of Exchange Rate Changes on Cash                                                      444              (40)            (660)
                                                                                      ----------      -----------      -----------
Increase (Decrease) in Cash and Cash Equivalents                                           2,724           17,064              (71)
Cash and Cash Equivalents at Beginning of Period                                          25,509            8,445            8,516
                                                                                      ----------      -----------      -----------
Cash and Cash Equivalents at End of Period                                            $   28,233      $    25,509      $     8,445
                                                                                      ==========      ===========      ===========

Supplemental Information:
Cash payments for interest                                                            $   14,961      $    10,565      $     9,447
Cash payments (refunds) for income taxes                                                  (1,026)            (106)            (416)
Non-cash Transactions:
Decrease of ESOP guaranteed bank loan                                                         --           (5,000)          (3,333)
Sale of investment                                                                           735            2,600               --


See notes to consolidated financial statements.
================================================================================
ICF Kaiser International, Inc. Annual Report on                         Page F-5
Form 10-K for Fiscal Year 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--ORGANIZATION

     ICF Kaiser International, Inc. (ICF Kaiser or the Company) was formed on October 19, 1987, as a holding company for the ICF Kaiser family of companies developed since inception (1969). These companies provide engineering, construction, and consulting services primarily to the environmental, infrastructure, industrial, and energy markets both in the United States and abroad.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include all majority-controlled subsidiaries of ICF Kaiser. Investments in joint ventures and affiliated companies are accounted for using the equity method.
The difference between the carrying value of investments accounted for under the equity method and the Company's underlying equity is amortized on a straight-line basis over the lives of the underlying assets. All significant intercompany accounts and transactions have been eliminated.

     Revenue Recognition: Revenue is recorded on cost-type contracts as costs are incurred. Revenue on time-and-materials contracts is recognized to the extent of billable rates times hours delivered plus materials expense incurred. Revenue on long-term, fixed-price contracts is recognized generally using the percentage-of-completion method and, therefore, includes a proportion of expected earnings based on costs incurred to total estimated costs.

     Foreign Currency Translation: Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in shareholders' equity as cumulative translation adjustment.

     Statement of Cash Flows: ICF Kaiser considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. Other assets included $600,000 of restricted cash and short-term investments as of February 28, 1995, which supports a letter of credit for one of ICF Kaiser's subsidiaries.

     Fixed Assets: Furniture and equipment are carried at cost, or fair value at acquisition if acquired through a purchase of a business, and are depreciated using the straight-line method over their estimated useful lives ranging from three to 10 years. Leasehold improvements are carried at cost and are amortized using the straight-line method over the remaining lease term.

     Goodwill: Goodwill represents the excess of cost over the fair value of the net assets of acquired businesses and is amortized using the straight-line method over periods ranging from five to 40 years. The Company evaluates the recoverability of goodwill on an annual basis by examining the recoverability of goodwill through undiscounted operating income. Accumulated amortization was $11,148,000 and $9,178,000 at February 28, 1995 and 1994, respectively.

     Income Taxes: The Company provides for deferred income taxes using the liability method on temporary differences between financial reporting and income tax reporting, which primarily relate to reserves for adjustments and allowances. If necessary, management records a valuation allowance for deferred tax assets. The most significant permanent differences between book and taxable income are goodwill amortization, which generally is not deductible, the repatriation of overseas funds to the United States, and differences between the book and tax basis of businesses sold.

     Postretirement Benefits: Effective March 1, 1993, ICF Kaiser adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106). Prior to the adoption of SFAS No. 106, ICF Kaiser had been recognizing the cost of postretirement benefits when paid. The Company elected the prospective transition method of recognizing the transition obligation (see Note N).


================================================================================
ICF Kaiser International, Inc. Annual Report on                         Page F-6
Form 10-K for Fiscal Year 1995

     Net Income (Loss) Per Common Share: Net income (loss) per common share is computed using net income (loss) available for common shareholders, as adjusted under the modified treasury stock method, and the weighted average number of common stock and common stock equivalents outstanding during the year. Common stock equivalents include stock options and warrants and the potential conversion of convertible preferred stock. The adjustments required by the modified treasury stock method to net income (loss) available for common shareholders and the impact of common stock equivalents on the weighted average number of shares are anti-dilutive for all periods presented and, therefore, are excluded from earnings per share computations.

     Concentrations of Credit Risk: The Company maintains cash balances primarily in overnight Eurodollar deposits, investment-grade commercial paper, bank certificates of deposit, and U.S. government securities. ICF Kaiser grants uncollateralized credit to its customers. Approximately one-half of ICF Kaiser's contract receivables are from the U.S. government (see Note D). When practical and in order to mitigate its credit risk to commercial customers, ICF Kaiser obtains advance funding of costs for industrial construction work.

     Reclassification: Certain items in the fiscal 1994 and 1993 financial statements have been reclassified to conform to the fiscal 1995 presentation.

NOTE C--DIVESTITURES

     The Company sold a 20% interest in a French subsidiary resulting in a $551,000 pretax gain in fiscal 1995. In fiscal 1994, ICF Kaiser sold a portion of its energy engineering business resulting in a $925,000 pretax loss. In fiscal 1993, the Company sold its investment in Acer Group Limited resulting in a $929,000 pretax loss.

NOTE D--CONTRACT RECEIVABLES
                                                    February 28,  February 28,
                                                        1995          1994
                                                    ------------  ------------
                                                          (In thousands)

   U.S. government agencies:
       Currently due                                    $ 36,752      $ 31,911
       Retention                                           2,026         2,370
       Unbilled                                           34,273        29,131
                                                        --------      --------
                                                          73,051        63,412
                                                        --------      --------
   Commercial clients and state
     and municipal governments:
       Currently due                                      69,317        56,430
       Retention                                           4,522         5,926
       Unbilled                                            2,834        12,595
                                                        --------      --------
                                                          76,673        74,951
                                                        --------      --------
                                                         149,724       138,363
   Less allowances for uncollectible receivables
     and other adjustments                                 9,864        10,197
                                                        --------      --------
                                                        $139,860      $128,166
                                                        ========      ========

     U.S. government receivables arise from U.S. government prime contracts and subcontracts. Unbilled receivables result from revenue that has been earned but was not billed as of the end of the year. The unbilled receivables can be invoiced at contractually defined intervals and milestones, as well as upon completion of the contract or the federal government cost audit. Generally, retention is not expected to be realized within one year; consistent with industry practice, these receivables are classified as current. Management anticipates that the remaining unbilled receivables will be substantially billed and collected in one year.

================================================================================
ICF Kaiser International, Inc. Annual Report on                         Page F-7
Form 10-K for Fiscal Year 1995

NOTE E--JOINT VENTURES AND AFFILIATED COMPANIES

     ICF Kaiser has ownership interests in certain corporate joint ventures and affiliated companies that are engaged in the same general business as the Company. ICF Kaiser's investments in and advances to these corporate joint ventures and affiliated companies are summarized as follows (in thousands):

                                   Ownership
                                  Interest at
                                  February 28,   February 28,  February 28,
                                      1995           1995          1994
                                  -------------  ------------  ------------

 Gary PCI Ltd. L.P.                         50%        $4,315        $3,325
 LIFAC North America                        50%         1,914         1,914
 KJK Joint Venture                          33%             -         2,769
 Other                               20% to 50%         1,793           669
                                                       ------        ------
                                                        8,022         8,677
 Less amounts classified
   within other current assets                          1,225         3,077
                                                       ------        ------
                                                       $6,797        $5,600
                                                       ======        ======

     Combined summarized unaudited financial information of all of ICF Kaiser's corporate joint ventures and affiliated companies is as follows (in thousands):

                                        February 28,  February 28,  February 28,
                                            1995          1994          1993
                                        ------------  ------------  ------------

 Current assets                              $15,103      $ 27,041      $ 22,466
 Non-current assets                           12,723         6,608        20,761
 Current liabilities                          15,875        19,034        20,630
 Non-current liabilities                          55           455             -
 Gross revenue                                52,616        51,282       226,944
 Net income                                    8,430         8,908        17,471

 NOTE F--LONG-TERM DEBT

       ICF Kaiser's long-term debt is
        as follows (in thousands):
                                                      February 28,  February 28,
                                                          1995          1994
                                                      ------------  ------------

 12% senior subordinated notes due
  2003                                                    $125,000      $125,000
 Revolving credit facility (average
  interest rate of
   8.7% for fiscal 1995)                                     5,000             0
 Other notes, principal, and interest
  at varying
  rates and installments through
   February 2010                                             1,209         2,381
                                                          --------      --------
     Total                                                 131,209       127,381
 Less unamortized discount on 12% senior
  subordinated notes                                         3,898         4,339
                                                          --------      --------
                                                           127,311       123,042
 Less current maturities                                       578         1,088
                                                          --------      --------

     Long-term debt                                       $126,733      $121,954
                                                          ========      ========

     Scheduled maturities of long-term debt outstanding at February 28, 1995, are as follows: $578,000 in fiscal 1996, $5,040,000 in fiscal 1997, $32,000 in fiscal 1998, $25,000 in fiscal 1999, $27,000 in fiscal 2000, and $125,507,000 thereafter.

================================================================================
ICF Kaiser International, Inc. Annual Report on                         Page F-8
Form 10-K for Fiscal Year 1995

     On January 11, 1994, ICF Kaiser issued 125,000 Units, each Unit consisting of $1,000 principal amount of the Company's 12% Senior Subordinated Notes due 2003 (12% Notes) and 4.8 warrants, each to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The warrants expire on December 31, 1998, and additional warrants may be issued under certain anti-dilution provisions. Of the net issue price of $121,487,500 ($125,000,000 less a $3,512,500 discount), $900,000 was allocated to the value of the 600,000 warrants and $120,587,500 to the 12% Notes. The net proceeds were used, in part, to retire the Company's 13.5% Senior Subordinated Notes due 1999 (13.5% Notes), to repurchase preferred stock, to repay the outstanding balance on the Company's then-existing revolving credit facility, and to repurchase warrants associated with the 13.5% Notes and preferred stock. The recapitalization resulted in a $6.0 million extraordinary charge (net of $0 tax benefit due to the unanticipated decline in fiscal 1994's fourth-quarter results) for the early extinguishment of debt and a $1.9 million charge to retained earnings to repurchase the Series 2C Senior Preferred Stock.

     The Company's payment obligations under the 12% Notes are subordinate to its obligations under the Company's revolving credit facility. Interest payments are due semiannually. The 12% Notes may not be prepaid at the Company's option prior to December 31, 1998. Subsequent to that date, the Company may prepay the 12% Notes at a premium. In addition, the Company agreed to certain business and financial covenants, including restrictions on indebtedness, dividends, acquisitions, and certain types of investments and asset sales. At February 28, 1995, the fair value of the 12% Notes was approximately $110.6 million. The fair value was computed using an average of recently quoted market prices obtained from financial institutions. Debt issuance costs of $4.2 million and $4.6 million associated with the 12% Notes are classified as other assets at February 28, 1995 and 1994, respectively, in the accompanying balance sheets. These costs and the discount on the 12% Notes are being amortized over the life of the notes.

     The Company has a $60 million revolving credit facility (the Credit Facility) provided by a consortium of banks (the Banks). ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the Credit Facility, granted the Banks a security interest in their accounts receivable and certain other assets. The Credit Facility limits the payment of cash dividends, requires the maintenance of specified financial ratios, and has a $20 million limitation on cash borrowings. ICF Kaiser and the Banks entered into an amendment as of February 28, 1995, that modified financial ratios and other terms of the Credit Facility. As of February 28, 1995, there were $5.0 million in borrowings outstanding under the Credit Facility, in addition to letters of credit, and the Company had $30.3 million of available credit under the Credit Facility. The Credit Facility contains Eurodollar and alternate base interest rate alternatives with margins dependent upon the Company's financial operating results and expires on October 31, 1996. ICF Kaiser had outstanding letters of credit in the amount of $9.6 million at February 28, 1995, principally in support of performance guarantees under certain contracts.

     There are 275,088 common stock warrants that were issued with the 13.5% Notes that remain outstanding following the repurchase of the other warrants in January 1994. The warrants expire on May 15, 1999, and are exercisable at any time for shares of ICF Kaiser Common Stock at $6.87 per share. Additional warrants may be issued under certain anti-dilution provisions.

NOTE G--CONTINGENCIES

     Normally in the Company's business, various claims or charges are asserted and litigation commenced against the Company arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, an adequate reserve has been provided for final judgments, if any, in excess of insurance coverage, that might be rendered against the Company in such litigation.


================================================================================
ICF Kaiser International, Inc. Annual Report on                         Page F-9
Form 10-K for Fiscal Year 1995

     The Company may from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. The Company currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges presently are known to have been filed against the Company by these agencies. Management does not believe that there will be any material adverse effect on the Company's financial position, operations, or cash flows as a result of these investigations.

     The Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of such audits, the government asserts, from time to time, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. Management believes that the potential effect of disallowed costs, if any, for the periods currently under audit and for periods not yet audited, has been provided for adequately and will not have a material adverse effect on the Company's financial position, operations, or cash flows.

NOTE H--INCOME TAXES

     The components of income (loss) before income taxes and the related provision (benefit) for income taxes are as follows (in thousands):


                                                  Fiscal Year
                                         1995        1994        1993
                                       ---------  ----------   ---------
Income (loss) before income taxes:
  Domestic                                $1,217   $(11,894)      $13,362
  Foreign                                     22       (983)        1,532
                                          ------   --------       -------
                                          $1,239   $(12,877)      $14,894
                                          ======   ========       =======
Provision (benefit) for income taxes:
  Federal:
     Current                              $  120   $      -       $ 1,074
     Deferred                              2,328       (652)        3,517
                                          ------   --------       -------
                                           2,448       (652)        4,591
                                          ------   --------       -------
  State:
     Current                                 100          -           420
     Deferred                                172        (62)          794
                                          ------   --------       -------
                                             272        (62)        1,214
                                          ------   --------       -------
  Foreign:
     Current                                 180        365           450
                                          ------   --------       -------
                                          $2,900   $   (349)      $ 6,255
                                          ======   ========       =======


================================================================================
ICF Kaiser International, Inc. Annual Report on                        Page F-10
Form 10-K for Fiscal Year 1995

     The tax effect of the principal temporary differences and carryforwards that give rise to the Company's deferred tax asset is as follows (in thousands):


                                                February 28,   February 28,
                                                    1995           1994
                                                -------------  -------------

Reserves for adjustments and allowances              $ 8,507        $10,068
Vacation and incentive compensation accruals           5,443          3,053
Net operating loss carryforwards                       2,247          4,321
Tax credit carryforwards                               1,063            940
Other                                                   (377)         1,001
                                                     -------        -------
Deferred income tax asset                             16,883         19,383
Valuation allowance                                   (3,330)        (3,330)
                                                     -------        -------
Deferred income tax asset, net                       $13,553        $16,053
                                                     =======        =======

     Because of the reported fiscal 1994 losses, a $3.3 million valuation allowance was established in fiscal 1994 for deferred tax assets. In fiscal 1995, although pretax income increased $14.1 million to $1.2 million, the Company has maintained the valuation allowance. The Company has deferred tax assets related to net operating loss carryforwards of $2.2 million, of which $0.4 million expire in fiscal 2004 and $1.8 million expire in 2009. Additionally, the Company has $1.1 million of tax credit carryforwards, the majority of which do not expire.

     The actual income tax provision (benefit) varied from the income tax provision (benefit) at the federal statutory rate over the last three years because of the following differences (in thousands):


                                     February 28,  February 28,   February 28,
                                         1995          1994           1993
                                     ------------  -------------  -------------

Income tax (benefit) computed at
 federal statutory tax rate                $  421       $(4,378)        $5,064
                                           ------       -------         ------
Changes in tax rate (benefit) from:
 Goodwill amortization                        867         1,274            793
 Differences between book and tax
  basis of businesses sold                     92           947           (508)
 State income taxes                           180           (41)           801
 Foreign taxes                                840           615           (215)
 Valuation allowance                            -         1,180              -
 Meals and entertainment                      358           185             59
 Other                                        142          (131)           261
                                           ------       -------         ------

                                            2,479         4,029          1,191
                                           ------       -------         ------
                                           $2,900       $  (349)        $6,255
                                           ======       =======         ======

     The fiscal 1995 tax provision reflects the repatriation of overseas funds to the United States during fiscal 1995, that currently could not be offset by foreign tax credits. During fiscal 1995, ICF Kaiser's 1989-1992 tax returns were accepted as filed, resulting in the receipt of refunds from the Internal Revenue Service (IRS) with interest. An agreement also was reached with the IRS as to the amount of interest owed in connection with previously settled years (1977-1986). The overall impact on pretax earnings was a reduction of net interest expense of $1.3 million related to interest refunds.

     In fiscal 1993, ICF Kaiser reached a favorable settlement with the IRS on the examination of ICF Kaiser Engineers Group, Inc.'s (KEGI) income tax returns for 1977-1986. This resolution allowed the Company to adjust a portion of the amounts previously provided for in connection with the 1988 acquisition of KEGI and its subsidiaries. The resolution of this pre-acquisition contingency has been reflected in unusual items in the accompanying statement of operations for fiscal 1993 (see Note P). The IRS previously had


================================================================================
ICF Kaiser International, Inc. Annual Report on                        Page F-11
Form 10-K for Fiscal Year 1995
completed its review of KEGI's 1987 and 1988 income tax returns without adjustment. As such, all years through 1988 are closed. In fiscal 1993, ICF Kaiser also reached an agreement with a former subsidiary to retain its net operating losses, which favorably reduced the effect of differences between the book and tax basis of the Company.

NOTE I--PREFERRED STOCK

     Preferred Stock of the Company is as follows:


                                                     February 28,   February 28,
                                                        1995           1994
                                                     -------------  ------------
                                                           (In thousands)
 Redeemable Preferred Stock (of Subsidiary), par value
  $0.01 per share; liquidation value $21,280,000;
  authorized 3,500,000 shares;
  issued and outstanding - 700,000 shares at
  February 28, 1994                                          $     -   $   799
                                                             -------   -------


Series 2D Senior Preferred Stock, par value
 $0.01 per share; liquidation value $20,000,000;
 200 shares designated, issued, and
 outstanding                                                  20,000    20,000
Less unamortized discount, warrant value, and issue
 costs                                                          (383)     (587)
                                                             -------   -------
                                                              19,617    19,413
                                                             -------   -------

Redeemable Preferred Stock                                   $19,617   $20,212
                                                             =======   =======

     Redeemable Preferred Stock (of Subsidiary): In connection with the acquisition of KEGI, 3,500,000 shares of KEGI Series 1 Redeemable Preferred Stock were issued to the KEGI Employee Stock Plan Trust in partial consideration for ICF Kaiser's purchase of all of the outstanding shares of Series A and Series P Preferred Stock of KEGI. Dividends on these shares were $0.0685 per share per annum noncumulative, payable annually. A total of 700,000 shares were redeemed during each of the fiscal years 1995, 1994, and 1993. The final redemption was made on September 30, 1994.

     Senior Preferred Stock: The Series 2D Senior Preferred Stock (Series 2D Preferred Stock) together with five-year detachable warrants (Series 2D Warrants) were issued in fiscal 1992 for a price of $20,000,000 (less a discount of $100,000). Of the net price of $19,900,000, $400,000 was allocated to the value of the warrants and $19,500,000 was allocated to the value of the stock. The value of the Series 2D Preferred Stock was reduced further by issue costs.

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

     The Series 2D Warrants expire in May 1997 and may be exercised for 2,680,952 shares of ICF Kaiser Common Stock at an exercise price of $6.90 per share. In lieu of exercising the warrants, the holder may, at the holder's option, require the Company to pay it cash or issue shares of ICF Kaiser's Common Stock equal to the difference between the current market price of the Company's common stock and 90% of the warrants' current exercise price. Additional warrants may be issued under certain anti-dilution provisions.

================================================================================
ICF Kaiser International, Inc. Annual Report on                        Page F-12
Form 10-K for Fiscal Year 1995

     Junior Preferred Stock: The Company has designated 200 shares of Series 1 Junior Convertible Preferred Stock, par value $0.01 per share, with a liquidation value of $20,000,000 and 500,000 shares of Series 4 Junior Preferred Stock, par value $0.01 per share, with a liquidation value of $500,000. There were no shares issued or outstanding on either series as of February 28, 1995 and 1994.

NOTE J--COMMON STOCK

     Notes Receivable Related to Common Stock: Notes receivable related to ICF Kaiser Common Stock pertain to the issuance of promissory notes to certain members of senior management in accordance with their compensation agreements collateralized by shares of ICF Kaiser Common Stock.

     Shareholder Rights Plan: The Shareholder Rights Plan (Rights Plan) is designed to provide the Board of Directors (the Board) with the ability to negotiate with a person or group that might, in the future, make an unsolicited attempt to acquire control of ICF Kaiser, whether through the accumulation of shares in the open market or through a tender offer that does not offer an adequate price. The Rights Plan provides for one Right (Right) for each outstanding share of ICF Kaiser Common Stock. Each Right entitles the holder to purchase 1/100 of a share of Series 4 Junior Preferred Stock at a purchase price of $50. The Rights generally may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board. The Rights should not interfere with any merger or other business combination approved by the Board because the Board may, at its option, following the acquisition by any person or group of 20% of the outstanding shares of ICF Kaiser Common Stock, redeem the Rights upon payment of the redemption price of $0.01 per Right. The Rights are not triggered by the acquisition of beneficial ownership of more than 20% of ICF Kaiser Common Stock by the initial holder of the Series 2D Preferred Stock. Unless redeemed earlier by the Board, unexercised Rights expire on January 13, 2002.

NOTE K--LEASES

     Future minimum payments on noncancelable operating leases for office space, and on other noncancelable operating leases with initial or remaining terms in excess of one year, were as follows on February 28, 1995 (in thousands):

                     Year Ended             Operating
                    February 28,             Leases
                    ------------            ---------

                    1996                     $ 25,070
                    1997                       19,940
                    1998                       14,861
                    1999                       13,500
                    2000                       13,367
                    Thereafter                 27,193
                                             --------
                                             $113,931
                                             ========

     The total rental expense for all operating leases was $31,176,000, $30,833,000, and $31,567,000 in fiscal years 1995, 1994, and 1993, respectively.
Sublease rental income was $3,944,000, $2,225,000, and $1,435,000, in fiscal years 1995, 1994, and 1993, respectively. Minimum future sublease rentals to be received under noncancelable subleases during fiscal 1996 are approximately $2,916,000.

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


================================================================================
ICF Kaiser International, Inc. Annual Report on                        Page F-13
Form 10-K for Fiscal Year 1995

     Stock option activity under this plan and other options granted for the last three years is as follows:


                                    Shares     Option Price
                                    ------     ------------

    Balance, March 1, 1992        1,872,000   $3.46 to $17.00

    Granted                       1,096,000   $5.99 to $9.59
    Cancelled                      (653,000)  $3.46 to $16.23
    Expired                        (339,000)  $6.07 to $16.23
    Exercised                       (30,000)  $8.25
                                  ---------
    Balance, February 28, 1993    1,946,000   $5.99 to $17.00

    Granted                         390,000   $4.17 to $6.79
    Cancelled                       (10,000)  $8.25 to $12.83
    Expired                         (30,000)  $5.04 to $12.83
                                  ---------
    Balance, February 28, 1994    2,296,000   $4.17 to $17.00

    Granted                         824,000   $2.34 to $4.41
    Cancelled                      (453,000)  $2.64 to $16.23
    Expired                        (250,000)  $4.41 to $16.23
                                  ---------
    Balance, February 28, 1995    2,417,000   $2.34 to $17.00
                                  =========

    Exercisable at
     February 28, 1995            1,237,000   $2.34 to $17.00
                                  =========

     The number of shares available for the granting of options was 1,969,000, 2,087,000, and 2,525,000 at February 28, 1995, 1994, and 1993, respectively. At
February 28, 1995, there were 50,000 exercisable options outstanding at an option price below the February 28, 1995, fair market value of ICF Kaiser Common Stock. In May 1992, the Company cancelled 570,000 options granted to employees at exercise prices of $14.32 to $16.23 and granted an equal number of options to them at an exercise price of $8.25.

NOTE M--EMPLOYEE BENEFIT PLANS

     ICF Kaiser and certain of its subsidiaries sponsor several benefit plans covering substantially all employees who meet minimum length of service requirements. These plans include: the ICF Kaiser International, Inc. Retirement Plan (Retirement Plan), a defined-contribution profit sharing plan that provides for contributions by the Company based on a percentage of covered compensation; the ICF Kaiser International, Inc. Section 401(k) Plan (401(k)
Plan), a cash or deferred-compensation arrangement that allows employees to defer portions of their salary, subject to certain limitations; and the ICF Kaiser International, Inc. Employee Stock Ownership Plan (ESOP) under which the Company made contributions based on a percentage of covered compensation. Effective March 1, 1993, the Company began matching a percentage of eligible employee contributions to the 401(k) Plan. In fiscal 1994, the Company made contributions equal to 20% of the first 4% of employee contributions to the 401(k) Plan and 2% of covered compensation to the ESOP. Effective March 1, 1994, the Company increased its matching contribution to the 401(k) Plan to 50% of the first 4% of employee contributions and discontinued contributions to the ESOP. Total contributions to these plans for fiscal years 1995, 1994, and 1993 were $6,466,000, $8,041,000, and $10,220,000, respectively.

NOTE N--POSTRETIREMENT BENEFITS

     ICF Kaiser provides certain benefits, primarily health insurance, to a limited group of retirees (and their spouses) who joined ICF Kaiser through an acquisition. The cost of the postretirement benefits is funded when paid and limited to a fixed amount per retiree or spouse per month. Effective March 1, 1993, ICF Kaiser adopted SFAS No. 106.


================================================================================
ICF Kaiser International, Inc. Annual Report on                        Page F-14
Form 10-K for Fiscal Year 1995

     The Company elected the prospective transition method of recognizing the postretirement benefit expenses. Under this method, the Company's $14.2 million accumulated postretirement benefit obligation (APBO) at March 1, 1993, is being amortized over 14.5 years, the average remaining life expectancy of the retirees and their spouses. A discount rate of 7% was used to determine the APBO.

     Effective January 1995, the Company reduced its APBO through a reduction in health care costs for certain participants by offering alternative health care options that reduced the premiums paid by both the Company and the retiree. The health care costs for those participants is less than the Company's maximum per person obligation. A 5% health care cost trend rate was assumed to value the APBO at February 28, 1995, for all future years until the year 2005 when the cost will be in excess of the Company's maximum obligation. A one-percentage-point increase in the health care cost trend rate would increase the APBO at February 28, 1995, by approximately 2%. Due to changes in assumptions made during fiscal 1995, including the change in health care options, the APBO was reduced by approximately $4 million, which will be amortized over the average remaining life expectancy of the retirees and their spouses.

    The funded status of the plan is as follows (in thousands):

                                                   February 28,   February 28,
                                                       1995           1994
                                                   -------------  -------------

     Accumulated postretirement benefit
      obligation                                       $  9,537       $ 14,772
     Unamortized transition obligation                  (12,257)       (13,236)
     Unrecognized net gain (loss)                         4,121         (1,271)
                                                       --------       --------
     Accrued postretirement benefit cost               $  1,401       $    265
                                                       ========       ========


     The net periodic postretirement benefit cost consisted of the following components (in thousands):

                                                              Fiscal Year
                                                         1995           1994
                                                       --------       --------
     Interest cost                                     $    920       $    938
     Amortization of transition obligation                  980            981
                                                       --------       --------
     Net periodic postretirement benefit cost          $  1,900       $  1,919
                                                       ========       ========

     All service cost related to the retirees' benefits was included in the Company's transition obligation due to the nature of the plans which prevent additional employees from participating in them. Prior to the adoption of SFAS No. 106, postretirement costs were recognized when paid. Postretirement costs included in expenses in fiscal year 1993 were $1,695,000.

NOTE O--BUSINESS SEGMENT, MAJOR CUSTOMERS, AND FOREIGN OPERATIONS

     Business Segment: ICF Kaiser operates predominantly in one industry segment in which it provides engineering, construction, and consulting services.


================================================================================
ICF Kaiser International, Inc. Annual Report on                        Page F-15
Form 10-K for Fiscal Year 1995

     Major Customers: Gross revenue from major customers was as follows (in thousands):


                                                   Fiscal Year
                                           1995       1994        1993
                                         --------  -----------  --------

 U.S. Department of Energy               $517,478     $312,889  $201,149
 U.S. Environmental Protection Agency      62,783       63,109    72,382
 Other U.S. government agencies            44,969       49,105    47,896
                                         --------     --------  --------
       Total U.S. government              625,230      425,103   321,427

 USX Corporation and affiliates             5,408        6,880    91,032
                                         --------     --------  --------
                                         $630,638     $431,983  $412,459
                                         ========     ========  ========

  Foreign Operations: Gross revenue and operating income from foreign sales (including sales originating in the United States) and foreign assets of all consolidated subsidiaries and branches were as follows (in thousands):

                                                 Fiscal Year
                                        1995         1994        1993
                                      ---------  ------------  --------
   Foreign gross revenue
       Europe                          $16,758       $11,600    $16,698
       Pacific                          35,189        21,997     33,709
       Other                             2,122         2,793      2,940
                                       -------       -------    -------
                                       $54,069       $36,390    $53,347
                                       =======       =======    =======

   Foreign operating income (loss)
       Europe                          $ 2,600       $ 1,742    $   682
       Pacific                            (350)       (1,899)     2,010
       Other                               (44)         (255)       158
                                       -------       -------    -------
                                       $ 2,206       $  (412)   $ 2,850
                                       =======       =======    =======

   Foreign assets
       Europe                          $ 9,950       $ 6,410    $ 4,565
       Pacific                          14,813        14,626     13,880
       Other                               182            14         29
                                       -------       -------    -------
                                        24,945       $21,050    $18,474
                                       =======       =======    =======


NOTE P--UNUSUAL ITEMS

     In fiscal 1994, the Company completed a corporate reorganization, performed a comprehensive review of its key business lines and its cost structure, and designed and implemented action plans intended to return the Company to long-term profitability. As a result, the Company recorded an $8.7 million pretax charge to cover the cost of downsizing the work force, consolidating office space, renegotiating significant leases, and restructuring certain international operations. Management expects to complete office space consolidation plans in fiscal 1996. All other actions have been substantially completed as of February 28, 1995.

     During the year ended February 28, 1993, the Company recognized the impact of several unusual items: a $5,000,000 reduction of pre-acquisition contingencies (see Note H), offset by a charge to accrue the net settlement cost and legal expenses related to a shareholder lawsuit ($1,400,000); the write-down to net realizable value of certain software-related assets ($3,000,000); and a charge for severance and related costs accrued as part of a cost-reduction plan ($550,000).


================================================================================
ICF Kaiser International, Inc. Annual Report on                        Page F-16
Form 10-K for Fiscal Year 1995

NOTE Q--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for fiscal years 1995 and 1994 is presented in the following tables (in thousands, except per share amounts):

                                    4th Qtr     3rd Qtr     2nd Qtr     1st Qtr
                                   ----------  ----------  ----------  ---------

   1995
   ----

   Gross revenue                   $206,154    $235,912    $208,961    $210,491
   Service revenue                 $111,372    $125,345    $109,919    $113,150
   Operating income                $  3,234    $  2,962    $  3,273    $  4,219
   Net income (loss)               $   (943)   $   (323)   $   (613)   $    218
   Primary and fully diluted
     net loss per common share     $  (0.07)   $  (0.04)   $  (0.05)   $  (0.02)
   Market price per share:
     High                          $   4.38    $   4.13    $   2.63    $   3.88
     Low                           $   2.63    $   2.38    $   2.00    $   2.25


   1994
   ----

   Gross revenue                   $197,588    $179,227    $146,830    $128,012
   Service revenue                 $100,919    $103,910    $ 89,215    $ 88,664
   Operating income (loss)         $(13,450)   $  4,147    $  4,006    $     67
   Net income (loss) before
     extraordinary item            $(14,567)   $  1,349    $  1,347    $   (657)
   Net income (loss)               $(20,536)   $  1,349    $  1,347    $   (657)
   Primary and fully diluted
    net income (loss) per
     common share:
       Before extraordinary item
         and redemption of
         redeemable
         preferred stock           $  (0.74)   $   0.00    $   0.00    $  (0.09)
       Extraordinary loss on early
         extinguishment of debt       (0.29)          -           -           -
       Redemption of redeemable
         preferred stock              (0.09)          -           -           -
                                   --------    --------    --------    --------
   Total                           $  (1.12)   $   0.00    $   0.00    $  (0.09)
                                   ========    ========    ========    ========
   Market price per share:
     High                          $   5.00    $   5.38    $   5.50    $   6.88
     Low                           $   3.63    $   4.00    $   3.75    $   4.75

     At April 18, 1995, there were 20,980,960 shares of common stock outstanding held by 1,301 holders of record.

================================================================================
ICF Kaiser International, Inc. Annual Report on                        Page F-17
Form 10-K for Fiscal Year 1995

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                                (in thousands)

-----------------------------------------------------------------------------------------------
     COLUMN A                          COLUMN B        COLUMN C        COLUMN D       COLUMN E
------------------------------------------------------------------------------------------
                                                      Additions
                                                   ----------------
                                       Balance at  Charged to                        Balance at
                                       beginning   costs and                           end of
           Description                 of period    expenses  Other    Deductions      period
-----------------------------------------------------------------------------------------------
Year ended February 28, 1995:
  Deducted from asset account
  Allowance for doubtful
    accounts                            $10,197     $1,406       --     $1,739(1)      $ 9,864

  Deducted from asset account
    and included in other
    liabilities
  Provision for future losses
    on contracts                            179        664       --         --             843
                                   ------------------------------------------------------------
                                        $10,376     $2,070       --     $1,739         $10,707
                                   ============================================================

Year ended February 28, 1994:
  Deducted from asset account
  Allowance for doubtful
    accounts                            $ 8,977     $2,509       --     $1,289(2)      $10,197

  Included in other liabilities
  Provision for future losses
    on contracts                            464         --       --        285(3)          179
                                   ------------------------------------------------------------
                                        $ 9,441     $2,509       --     $1,574         $10,376
                                   ============================================================

Year ended February 28, 1993:
  Deducted from asset account
  Allowance for doubtful
    accounts                            $ 9,361     $3,085       --     $3,469(4)      $ 8,977

  Included in other liabilities
  Provision for future losses
    on contracts                          2,351        564       --      2,451(3)          464
                                   ------------------------------------------------------------
                                        $11,712     $3,649       --     $5,920         $ 9,441
                                   ============================================================
------------------------------------------------------------------------------------------

(1) Reflects amounts written off against the allowance and related accounts receivable accounts and settlement of doubtful accounts.
(2) Reflects amounts written off against the allowance and related accounts receivable accounts.
(3) Reflects losses charged against the provision for contract losses.
(4) Reflects amounts written off against the allowance and related accounts receivable accounts and amounts written off to the provision for restructuring and disposal of businesses.

================================================================================
ICF Kaiser International, Inc. Annual Report on                         Page S-1
Form 10-K for Fiscal Year 1995