Form 10-Q
period 1995-05-31
ICF KAISER INTERNATIONAL INC
filed 1995-07-10
CIK 856200

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

For the quarterly period ended May 31, 1995          Commission File No. 1-12248



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No _________
    ---------

     On June 30, 1995, there were 21,010,884 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

================================================================================

                        ICF KAISER INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements:


               Consolidated Balance Sheets -
               May 31, 1995 and February 28, 1995............................. 3

               Consolidated Statements of Operations -
               Three Months Ended May 31, 1995 and 1994....................... 4

               Consolidated Statements of Cash Flows -
               Three Months Ended May 31, 1995 and 1994....................... 5

               Notes to Consolidated Financial Statements..................... 6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations................ 7-9


PART II - OTHER INFORMATION


     Item 1.   Legal Proceedings............................................. 10

     Item 2.   Changes in Securities......................................... 10

     Item 3.   Defaults Upon Senior Securities............................... 10

     Item 4.   Submission of Matters to a Vote of Security Holders........... 10

     Item 5.   Other Information............................................. 10

     Item 6.   Exhibits and Reports on Form 8-K.............................. 10

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                         May 31,                February 28,
                                                                          1995                     1995
- ------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                                            $    20,906               $   28,233
 Contract receivables, net                                                139,763                  139,860
 Prepaid expenses and other current assets                                  9,447                   10,872
 Deferred income taxes                                                     13,420                   13,553
                                                                      -----------               ----------
     Total Current Assets                                                 183,536                  192,518
                                                                      -----------               ----------

Fixed Assets
 Furniture, equipment, and leasehold improvements                          42,173                   42,557
 Less depreciation and amortization                                       (30,461)                 (29,648)
                                                                      -----------               ----------
                                                                           11,712                   12,909
                                                                      -----------               ----------
Other Assets
 Goodwill, net                                                             47,453                   47,945
 Investments in and advances to affiliates                                  9,021                    8,022
 Due from officers and employees                                              656                    1,826
 Other                                                                     21,394                   18,202
                                                                      -----------               ----------
                                                                           78,524                   75,995
                                                                      -----------               ----------
                                                                      $   273,772               $  281,422
                                                                      ===========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses                                $    46,173               $   46,811
 Accrued salaries and employee benefits                                    29,107                   30,549
 Accrued interest                                                           6,275                    2,528
 Current portion of long-term debt                                            321                      578
 Income taxes payable                                                         307                      644
 Deferred revenue                                                           8,846                   11,013
 Other                                                                      8,299                    8,755
                                                                      -----------               ----------
     Total Current Liabilities                                             99,328                  100,878
                                                                      -----------               ----------

Long-term Liabilities
 Long-term debt, less current portion                                     121,243                  126,733
 Other                                                                      6,478                    6,570
                                                                      -----------               ----------
                                                                          127,721                  133,303
                                                                      -----------               ----------

Commitments and Contingencies


Redeemable Preferred Stock                                                 19,668                   19,617
Common Stock, par value $.01 per share:
 Authorized-90,000,000 shares
 Issued and outstanding- 21,010,864 and 21,011,369 shares                     210                      210
Additional Paid-in Capital                                                 63,709                   63,786
Notes Receivable Related to Common Stock                                   (1,732)                  (1,732)
Retained Earnings (Deficit)                                               (33,719)                 (33,343)
Cumulative Translation Adjustment                                          (1,413)                  (1,297)
                                                                      -----------               ----------
                                                                      $   273,772               $  281,422
                                                                      ===========               ==========




See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                      Three Months Ended May 31,
                                                       1995              1994
                                                   ==============================
                                                             (Unaudited)


GROSS REVENUE                                      $  192,983        $  210,491
 Subcontract and direct material costs                (88,406)          (98,292)
 Equity in income of joint ventures
  and affiliated companies                                921               951
                                                   -----------       -----------
SERVICE REVENUE                                       105,498           113,150

OPERATING EXPENSES
 Direct cost of services and overhead                  87,355            95,545
 Administrative and general                            11,998            11,127
 Depreciation and amortization                          2,383             2,259
                                                   -----------       -----------
OPERATING INCOME                                        3,762             4,219

OTHER INCOME (EXPENSE)
 Interest income                                          561               305
 Interest expense                                      (4,027)           (3,949)
                                                   -----------       -----------
INCOME BEFORE INCOME TAXES                                296               575
 Income tax provision                                     133               357
                                                   -----------       -----------
NET INCOME                                                163               218
 Preferred stock dividends and accretion                  539               539
                                                   -----------       -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS       $     (376)       $     (321)
                                                   ===========       ===========

Primary and Fully Diluted
 Net Loss Per Common Share                         $    (0.02)       $    (0.02)
                                                   ===========       ===========

Primary and Fully Diluted
 Weighted Average Common and
 Common Equivalent Shares Outstanding                  21,004            20,943
                                                   ===========       ===========





See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                   Three Months Ended May 31,
                                                                                   1995                  1994
                                                                                ================================
                                                                                          (Unaudited)
OPERATING ACTIVITIES
  Net income                                                                    $     163             $     218
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                                 2,383                 2,259
      Provision for losses on contract receivables                                    480                   237
      Provision for deferred income taxes                                             133                   357
      Earnings in excess of cash distributions from joint
        ventures and affiliated companies                                            (465)                 (666)
      Changes in operating assets and liabilities related to
        operating activities:
          Contract receivables, net                                                  (383)               (2,346)
          Prepaid expenses and other current assets                                   644                 4,231
          Other assets                                                             (2,247)               (1,336)
          Accounts payable and accrued expenses                                     1,667                (9,747)
          Income taxes payable                                                       (337)                  434
          Deferred revenue                                                         (2,167)                 (828)
          Other liabilities                                                          (438)               (1,570)
                                                                                ----------            ----------
      Net Cash Used in Operating Activities                                          (567)               (8,757)
                                                                                ----------            ----------

INVESTING ACTIVITIES
  Sale of subsidiaries and subsidiary assets                                          735                 2,600
  Investments in subsidiaries and affiliates                                         (847)                  (88)
  Purchases of fixed assets, net                                                     (110)                 (357)
                                                                                ----------            ----------
      Net Cash Provided by (Used in) Investing Activities                            (222)                2,155
                                                                                ----------            ----------

FINANCING ACTIVITIES
  Principal payments on credit facility                                            (5,000)                    -
  Principal payments on other borrowings                                             (857)                 (414)
  Proceeds from issuances of common stock                                             169                   106
  Repurchases of common stock                                                        (246)                    -
  Preferred stock dividends                                                          (488)                 (488)
                                                                                ----------            ----------
      Net Cash Used in Financing Activities                                        (6,422)                 (796)
                                                                                ----------            ----------
Effect of Exchange Rate Changes on Cash                                              (116)                  156
                                                                                ----------            ----------
Decrease in Cash and Cash Equivalents                                              (7,327)               (7,242)
Cash and Cash Equivalents at Beginning of Period                                   28,233                25,509
                                                                                ----------            ----------
Cash and Cash Equivalents at End of Period                                      $  20,906             $  18,267
                                                                                ==========            ==========

SUPPLEMENTAL INFORMATION:
Cash payments for interest                                                      $     178             $     109
Cash payments (refunds) for income taxes                                        $     326             $    (408)


See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (ICF Kaiser or the Company), except for the February 28, 1995 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended February 28, 1995 and the information included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 28, 1995. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the May 31, 1995 financial statements.

NOTE B - NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed using net income (loss) attributable to common shareholders, as adjusted under the modified treasury stock method, and the weighted average number of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents include stock options and warrants. The adjustments required by the modified treasury stock method to net income (loss) attributable to common shareholders and the impact of common stock equivalents on the weighted average number of shares were anti-dilutive for all periods presented and, therefore, are excluded from earnings per share computations.

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

ICF Kaiser's operating income of $3.8 million for the quarter ended May 31, 1995 was a $0.4 million decrease from the $4.2 million of operating income reported for the quarter ended May 31, 1994. The lower operating income reflects a decline in revenue from environmental operations primarily resulting from a decline in private-sector environmental work, combined with slower funding under certain public-sector contracts. The Company believes that the federal environmental projects have been slowed temporarily by federal government budgetary uncertainties; however, the Company believes that continued investment in its business development activities should result in higher backlog. Operating income was further impacted by a significant increase in marketing efforts in the quarter ended May 31, 1995 versus the quarter ended May 31, 1994 and by continued low staff utilization. Offsetting these negative income impacts was an improvement in engineering and construction operations due to operating revenues which had been previously deferred pending commencement of a major transit project in the Philippines (costs related to the development of this project had been expensed in prior periods).

The Company's contract backlog increased significantly to $4.3 billion at May 31, 1995 compared to $1.4 billion at February 28, 1995. In April 1995, Kaiser-Hill Company, LLC (Kaiser-Hill), a limited liability company owned equally by ICF Kaiser and CH2M Hill Companies, Ltd., was awarded the Performance Based Integrating Management contract at the U.S. Department of Energy's (DOE) Rocky Flats Environmental Technology Site in Colorado (Rocky Flats). The five-year contract increased contract backlog by $3.0 billion and is expected to generate between $1.5 million and $9 million in annual pretax profit to ICF Kaiser. The fee structure for this contract will provide for a mixture of base and incentive fees earned through the achievement of cost reductions, attainment of certain milestones, and accomplishment of other goals.

With the recent award of the Rocky Flats contract and the Company's continued work at DOE's Hanford, Washington site (Hanford), ICF Kaiser is now actively participating in two of DOE's major environmental cleanup efforts, as well as working at eight of the other 18 DOE major weapons facilities. The Company expects these operations to provide a stable operating income base upon which the Company can build. Management intends to continue its pursuit of major federal environmental cleanup contracts similar to Rocky Flats and Hanford. The Company also intends to develop new business opportunities such as international and private-sector expansion of consulting services and expansion of remediation capabilities. The Company strongly believes that these endeavors, combined with the Company's ongoing efforts to enhance financial and system controls and increase market development activities, should progressively move the Company forward.

RESULTS OF OPERATIONS

The following table summarizes key elements in the Consolidated Statements of Operations for the three months ended May 31, 1995 and 1994.

                                               Three Months         Three Months
                                                  Ended                Ended
                                               May 31, 1995         May 31, 1994
                                            ---------------------------------------
                                                      (Dollars in millions)
          GROSS REVENUE                             $193.0               $210.5
          SERVICE REVENUE                           $105.5               $113.2
          SERVICE REVENUE AS A
            PERCENTAGE OF GROSS REVENUE               54.7%                53.8%
          OPERATING EXPENSES AS A
            PERCENTAGE OF SERVICE REVENUE:
            Direct cost of services
              and overhead                            82.8%                84.4%
            Administrative and general                11.4%                 9.8%
            Depreciation and amortization              2.3%                 2.0%
          OPERATING INCOME                             3.6%                 3.7%

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

Operating profits generated by the Hanford contract are based on performance and not revenue. A change in revenue between periods is likely to be disproportionate to the change in operating income. Consequently, changes in revenue may have an exaggerated impact on the Company's margins as measured on a percentage basis.

Revenue

Gross revenue for the quarter ended May 31, 1995 decreased $17.5 million, or 8.3%, to $193.0 million, while service revenue decreased $7.7 million, or 6.8%, to $105.5 million, from the comparable period in the prior year. These decreases were attributable to a decline in work performed at Hanford ($29.1 million reduction in gross revenue and $10.2 million reduction in service revenue) due to federal budget reductions which caused a decrease in services provided by the Company at the Hanford site. This reduced level of Hanford activity is expected to continue and may be reduced further in future periods; however, a reduction in the Hanford budget is not expected to have a significant impact on operating income due to the nature of the fee structure. The Hanford decrease was offset partially by an increase in the Company's engineering and construction revenue ($6.3 million increase in gross revenue and $4.2 million increase in service revenue) primarily due to the recognition of revenues on the Philippines project and an increase in revenues on projects in the basic industries sector.

Operating Expenses

Direct cost of services and overhead decreased $8.1 million for the quarter ended May 31, 1995 to $87.4 million from $95.5 million for the comparable period in the prior year. This decrease was primarily due to a reduction in direct labor at Hanford attributable to the federal budget reductions discussed above. The Company's direct cost of services and overhead as a percentage of service revenue for the quarter ended May 31, 1995 was substantially the same as for the comparable period in the prior year. Administrative and general expense increased $0.9 million between years and increased from 9.8% to 11.4% as a percentage of service revenue. The increase in these costs is primarily attributable to the Company's increased commitment to the development of marketing activities, including filling several key marketing positions within the Company and the relatively high level of marketing expense associated with proposing and bidding large scale U.S. Department of Defense and DOE contracts.

Income Tax Expense

ICF Kaiser's effective tax rate was 45% for the quarter ended May 31, 1995, a decrease from 62% for the quarter ended May 31, 1994. The decrease in the effective tax rate is primarily due to a reduction in losses of controlled foreign corporations and an increase in recognition of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of the current fiscal year, cash and cash equivalents decreased $7.3 million to $20.9 million at May 31, 1995. The repayment of the outstanding balance on the Company's credit facility used $5.0 million of cash; payment of other outstanding debt used $0.9 million; investments in joint ventures and affiliates used $0.8 million; and increases in other assets used $2.2 million, primarily due to a settlement with former employees and the award of the Rocky Flats contract. The cash position was improved by $0.7 million from proceeds received during the quarter ended May 31, 1995 from the previously recognized sale of a 20% interest in a French subsidiary which occurred in the prior year.

During the year ended February 28, 1995, the U.S. Environmental Protection Agency approved the Company's revised provisional billing rates for fiscal years 1991 through 1994, thus authorizing the Company to submit invoices on cost-plus contracts with U.S. government agencies for work performed during these approved years. The Company collected $1.1 million during the three months ended May 31, 1995 on these contracts and expects to collect up to an additional $3.0 million through December 1995.

Management believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund operations throughout the next twelve months. As of May 31, 1995, there were no outstanding borrowings under the credit facility, except for letters of credit; however, the Company borrowed $5.0 million under its credit facility on June 30, 1995. A $7.5 million interest payment on the Company's 12% Senior Subordinated Notes due 2003 was made in June 1995.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         As previously reported in the Report on Form 10-K for the year ended February 28, 1995.


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


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K


         (a)    The exhibits filed as part of this report are listed below:
                -----------------------------------------------------------

         No. 27 Financial Data Schedule

         (b)    Report on Form 8-K
                ------------------

         Report on Form 8-K (Date of Event: June 23, 1995) reporting a decision to change the Company's fiscal year end from February 28 to December 31, effective December 31, 1995 (filed with the Commission on July 7,
         1995).

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

                                             ICF KAISER INTERNATIONAL, INC.
                                                  (Registrant)

Date:  July 11, 1995                            /s/ Richard K. Nason
                                             -----------------------------
                                             Richard K. Nason

                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                              principal financial officer)