Form 10-Q
period 1995-08-31
ICF KAISER INTERNATIONAL INC
filed 1995-10-13
CIK 856200

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

===============================================================================

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1995       Commission File No. 1-12248



                        ICF KAISER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                54-1437073
               --------                                ----------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


  9300 Lee Highway, Fairfax, Virginia                  22031-1207
  -----------------------------------                  ----------
(Address of principal executive offices)               (Zip Code)


      Registrant's telephone number including area code:  (703) 934-3600


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----        -----

  On September 30, 1995, there were 21,232,505 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

===============================================================================

                        ICF KAISER INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q


                                                                         Page
                                                                         ----
  Part I - Financial Information

      Item 1. Financial Statements:

              Consolidated Balance Sheets -
              August 31, 1995 and February 28, 1995.....................    3

              Consolidated Statements of Operations -
              Six Months Ended August 31, 1995 and 1994.................    4

              Consolidated Statements of Operations -
              Three Months Ended August 31, 1995 and 1994...............    5

              Consolidated Statements of Cash Flows -
              Six Months Ended August 31, 1995 and 1994.................    6

              Notes to Consolidated Financial Statements................  7-8

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations............. 8-11


  Part II - Other Information


      Item 1. Legal Proceedings.........................................   11

      Item 2. Changes in Securities.....................................   11

      Item 3. Defaults Upon Senior Securities...........................   11

      Item 4. Submission of Matters to a Vote of Security Holders.......11-12

      Item 5. Other Information.........................................   12

      Item 6. Exhibits and Reports on Form 8-K..........................   12

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                      August 31,      February 28,
                                                                         1995            1995
--------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Assets
Current Assets
  Cash and cash equivalents                                           $  29,264         $  28,233
  Contract receivables, net                                             174,286           139,860
  Prepaid expenses and other current assets                              11,129            10,872
  Deferred income taxes                                                  12,681            13,553
                                                                      ---------         ---------
      Total Current Assets                                              227,360           192,518
                                                                      ---------         ---------

Fixed Assets
  Furniture, equipment, and leasehold improvements                       42,370            42,557
  Less depreciation and amortization                                    (31,849)          (29,648)
                                                                      ---------         ---------
                                                                         10,521            12,909
                                                                      ---------         ---------
Other Assets
  Goodwill, net                                                          48,794            47,945
  Investments in and advances to affiliates                               9,551             8,022
  Due from officers and employees                                         1,019             1,826
  Other                                                                  22,629            18,202
                                                                      ---------         ---------
                                                                         81,993            75,995
                                                                      ---------         ---------
                                                                      $ 319,874         $ 281,422
                                                                      =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                               $  71,832         $  46,811
  Accrued salaries and employee benefits                                 52,765            30,549
  Accrued interest                                                        2,609             2,528
  Current portion of long-term debt                                         152               578
  Income taxes payable                                                      340               644
  Deferred revenue                                                        8,888            11,013
  Other                                                                   8,300             8,755
                                                                      ---------         ---------
      Total Current Liabilities                                         144,886           100,878
                                                                      ---------         ---------

Long-term Liabilities
  Long-term debt, less current portion                                  121,395           126,733
  Other                                                                   5,547             6,397
                                                                      ---------         ---------
                                                                        126,942           133,130
                                                                      ---------         ---------
Commitments and Contingencies

Minority Interests in Subsidiaries                                        1,153               173

Redeemable Preferred Stock                                               19,719            19,617
Common Stock, par value $.01 per share:
  Authorized-90,000,000 shares
  Issued and outstanding-21,232,505 and 21,011,369 shares                   212               210
Additional Paid-in Capital                                               64,580            63,786
Notes Receivable Related to Common Stock                                 (1,732)           (1,732)
Retained Earnings (Deficit)                                             (33,682)          (33,343)
Cumulative Translation Adjustment                                        (2,204)           (1,297)
                                                                      ---------         ---------
                                                                      $ 319,874         $ 281,422
                                                                      =========         =========

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                            Six Months Ended August 31,
                                                                1995           1994
                                                           =============================
                                                                    (Unaudited)
Gross Revenue                                               $  461,257     $  419,452
  Subcontract and direct material costs                       (239,827)      (198,403)
  Equity in income of joint ventures
    and affiliated companies                                     1,713          2,020
                                                            ----------     ----------
Service Revenue                                                223,143        223,069

Operating Expenses
  Direct cost of services and overhead                         186,345        189,432
  Administrative and general                                    22,617         21,561
  Depreciation and amortization                                  4,922          4,584
                                                            ----------     ----------
Operating Income                                                 9,259          7,492

Other Income (Expense)
  Gain on sale of investment                                        --            551
  Interest income                                                1,032            757
  Interest expense                                              (8,077)        (7,864)
                                                            ----------     ----------
Income Before Income Taxes and Minority Interests                2,214            936
  Income tax provision                                             996          1,331
                                                            ----------     ----------
Income (Loss) Before Minority Interests                          1,218           (395)
  Minority interests in net income of subsidiaries                (480)            --
                                                            ----------     ----------
Net Income (Loss)                                                  738           (395)
  Preferred stock dividends and accretion                        1,077          1,077
                                                            ----------     ----------
Net Loss Attributable to Common Shareholders                $     (339)    $   (1,472)
                                                            ==========     ==========
Primary and Fully Diluted
  Net Loss Per Common Share                                 $    (0.02)    $    (0.07)
                                                            ==========     ==========
Primary and Fully Diluted Weighted Average
  Common and Common Equivalent
  Shares Outstanding                                            21,445         20,941
                                                            ==========     ==========

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                      Three Months Ended August 31,
                                                          1995            1994
                                                      =============================
                                                              (Unaudited)
Gross Revenue                                         $  268,274         $  208,961
 Subcontract and direct material costs                  (151,421)          (100,111)
 Equity in income of joint ventures
  and affiliated companies                                   792             1,069
                                                      ----------         ----------
Service Revenue                                          117,645            109,919

Operating Expenses
 Direct cost of services and overhead                     98,990             93,887
 Administrative and general                               10,619             10,434
 Depreciation and amortization                             2,539              2,325
                                                      ----------         ----------
Operating Income                                           5,497              3,273

Other Income (Expense)
 Gain on sale of investment                                   --                551
 Interest income                                             471                452
 Interest expense                                         (4,050)            (3,915)
                                                      ----------         ----------
Income Before Income Taxes and Minority Interests          1,918                361
 Income tax provision                                        863                974
                                                      ----------         ----------
Income (Loss) Before Minority Interests                    1,055               (613)
 Minority interests in net income of subsidiaries           (480)                --
                                                      ----------         ----------
Net Income (Loss)                                            575               (613)
 Preferred stock dividends and accretion                     538                538
                                                      ----------         ----------
Net Income (Loss) Available for Common Shareholders   $       37         $   (1,151)
                                                      ==========         ==========
Primary and Fully Diluted
 Net Income (Loss) Per Common Share                   $     0.00         $    (0.05)
                                                      ==========         ==========
Primary and Fully Diluted
 Weighted Average Common and
 Common Equivalent Shares Outstanding                     21,510            20,944
                                                      ==========         ==========

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                  Six Months Ended August 31,
                                                                                                       1995         1994
                                                                                                  ===========================
                                                                                                          (Unaudited)
Operating Activities
  Net income (loss)                                                                                 $     738    $    (395)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                                                                     4,922        4,584
      Provision for losses on contract receivables                                                        939          459
      Provision for deferred income taxes                                                                 996        1,331
      Earnings less than (in excess of) cash distributions from joint
        ventures and affiliated companies                                                                (640)       1,941
      Minority interests in net income of subsidiaries                                                    480           --
      Changes in operating assets and liabilities related to
        operating activities, net of acquisitions:
          Contract receivables, net                                                                   (35,128)      (7,093)
          Prepaid expenses and other current assets                                                    (1,375)       1,958
          Other assets                                                                                 (4,288)      (1,744)
          Accounts payable and accrued expenses                                                        46,651       (9,810)
          Income taxes payable                                                                           (304)         179
          Deferred revenue                                                                             (2,125)        (810)
          Other liabilities                                                                            (1,084)      (1,938)
                                                                                                    ---------    ---------
      Net Cash Provided by (Used in) Operating Activities                                               9,782      (11,338)

Investing Activities
  Investments in subsidiaries and affiliates, net of cash acquired                                     (2,060)        (100)
  Sale of subsidiaries and subsidiary assets                                                              735        2,600
  Purchases of fixed assets, net                                                                          (90)      (1,436)
                                                                                                    ---------    ---------
    Net Cash Provided by (Used in) Investing Activities                                                (1,415)       1,064
                                                                                                    ---------    ---------

Financing Activities
  Principal payments on credit facility                                                               (10,000)          --
  Principal payments on other borrowings                                                               (1,040)        (664)
  Proceeds from borrowings on credit facility                                                           5,000           --
  Proceeds from other borrowings                                                                           55           --
  Subsidiary capital contribution from minority interest                                                  500           --
  Proceeds from issuances of common stock                                                                 286          195
  Repurchases of common stock                                                                            (255)        (180)
  Preferred stock dividends                                                                              (975)        (975)
                                                                                                    ---------    ---------
    Net Cash Used in Financing Activities                                                              (6,429)      (1,624)
                                                                                                    ---------    ---------
Effect of Exchange Rate Changes on Cash                                                                  (907)         307
                                                                                                    ---------    ---------
Increase (decrease) in Cash and Cash Equivalents                                                        1,031      (11,591)
Cash and Cash Equivalents at Beginning of Period                                                       28,233       25,509
                                                                                                    ---------    ---------
Cash and Cash Equivalents at End of Period                                                          $  29,264    $  13,918
                                                                                                    =========    =========

Supplemental Information:
Cash payments for interest                                                                          $   7,733    $   7,276
Cash payments (refunds) for income taxes                                                            $     307    $    (372)

Non-Cash Transaction:
Sale of investment                                                                                  $      --    $     735

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of ICF Kaiser International, Inc. (ICF Kaiser or the Company) and subsidiaries (including Kaiser-Hill Company, LLC, effective July 1, 1995), except for the February 28, 1995 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended February 28, 1995 and the information included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 28, 1995. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the August 31, 1995 financial statements.

NOTE B - MINORITY INTERESTS

Some of ICF Kaiser's subsidiaries are partially owned by outside parties. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of these subsidiaries are included in ICF Kaiser's consolidated financial statements and the outside parties' interests are reflected as minority interests.

NOTE C - NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed using net income (loss) available for common shareholders, as adjusted under the modified treasury stock method, and the weighted average number of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents include stock options and warrants and additional shares which will be or may be issued in connection with acquisitions. The adjustments required by the modified treasury stock method and for acquisition-related contingencies were anti-dilutive for all loss periods presented and immaterial to the income period presented. Therefore the adjustments were excluded from earnings per share computations.

NOTE D - CONTINGENCIES

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

ICF Kaiser is one of the nation's largest engineering, construction, and consulting services companies, with experience in providing full-service environmental cleanup, remediation, and project management services. The Company provides services to domestic and foreign clients in both the private and public sectors.

Results for Six Months

ICF Kaiser's operating income of $9.3 million for the six months ended August 31, 1995 was a $1.8 million increase from the $7.5 million of operating income reported for the six months ended August 31, 1994. The increase in operating income primarily resulted from a $5.4 million improvement in engineering and construction operations. This improvement was partially due to income generated from a major transit project to be constructed in the Philippines, which includes operating revenues which had been previously deferred pending commencement of the project. Costs related to the development of this project had been expensed in prior periods. Operating income (before minority interests) also increased by $1.8 million for the six months ended August 31, 1995 as a result of earnings under the Performance Based Integrating Management Contract at the U.S. Department of Energy's (DOE) Rocky Flats Environmental Technology Site in Colorado. This DOE contract was awarded in April 1995 to Kaiser-Hill Company, LLC (Kaiser-Hill), a limited liability company owned equally by ICF Kaiser and CH2M Hill Companies, Ltd. (CH2M Hill).

Operating income improvements were partially offset by a $3.9 million decrease in income in 1995 as compared to 1994 from other environmental operations, primarily resulting from a decline in private-sector environmental work, due to continued regulatory uncertainty. The Company believes that the federal environmental projects have also been delayed temporarily by federal government budgetary uncertainties. Operating income was further negatively impacted by a significant increase in marketing efforts in the six months ended August 31, 1995 compared to the six months ended August 31, 1994. Management believes that ICF Kaiser's continuing investment in its business development activities should result in increased contract awards in both the public and private sectors of its business.

Results for Second Quarter

Operating income for the quarter ended August 31, 1995 increased $2.2 million to $5.5 million, compared to $3.3 million of operating income reported for the quarter ended August 31, 1994. The increase in operating income between the three-month periods was primarily due to the factors discussed above. Engineering and construction operating income increased by $2.4 million and Kaiser-Hill produced $1.8 million of operating income for the quarter ended August 31, 1995. These increases, together with a small increase in the fee from the Company's continued work at DOE's Hanford, Washington site (Hanford), were partially offset by lower operating income from consulting services, primarily due to an increased level of business development activity in the consulting group in 1995.

Business Conditions

The Company's contract backlog increased significantly to $4.5 billion at August 31, 1995 compared to $1.4 billion at February 28, 1995. The increase in backlog benefited from the April 1995 award of the five-year Kaiser-Hill contract which increased contract backlog by $3.0 billion. In August 1995, ICF Kaiser signed a contract estimated at $330 million to perform environmental restoration work at federal installations for the U.S. Army Corps of Engineers (USACE), Baltimore District. This Total Environmental Restoration Contract (TERC) is for four years with two, three-year options. The contract is a cost reimbursement delivery order contract, and the fee structure includes a combination of cost plus fixed fee, award fee, and incentive fees. In August 1995, ICF Kaiser also signed a five-year contract estimated at $50 million to provide environmental services to USACE, Savannah District.

With the award of the Kaiser-Hill contract and the Company's continued work at DOE's Hanford, ICF Kaiser is now actively participating in two of DOE's major environmental cleanup efforts and at eight of DOE's other 18 major weapons facilities. ICF Kaiser recently expanded its environmental cleanup contract base with the U.S. Department of Defense (DOD) with the award of the USACE Baltimore TERC and USACE Savannah contracts discussed above. The Company expects that the experience and reputation it earns under these contracts will continue to enhance its position as a major participant in the field of environmental cleanup and large program management.

The Company also expects its increased level of business development activity in the consulting group to result in expanded consulting services. Other major current business initiatives include a significant effort to enhance the Company's management information systems. ICF Kaiser believes these endeavors, combined with other ongoing efforts described above, should positively impact the Company's future performance.

Results of Operations

The following table summarizes key elements in the Consolidated Statements of Operations for the six months ended August 31, 1995 and 1994.


                                      Six Months        Six Months
                                         Ended             Ended
                                    August 31, 1995   August 31, 1994
                                  -----------------------------------
                                          (Dollars in millions)
Gross revenue                                $461.3            $419.5
Service revenue                              $223.1            $223.1
Service revenue as a
  percentage of gross revenue                  48.4%             53.2%
Operating expenses as a
  percentage of service revenue:
  Direct cost of services
    and overhead                               83.5%             84.9%
  Administrative and general                   10.1%              9.7%
  Depreciation and amortization                 2.2%              2.1%
Operating income                                4.1%              3.4%

Gross revenue represents services provided to customers with whom the Company has a primary contractual relationship. Included in gross revenue are costs of certain services subcontracted to third parties and other reimbursable direct project costs, such as materials procured by the Company on behalf of its customers.

Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the equity in income of joint ventures and affiliated companies. ICF Kaiser believes that it is appropriate to analyze operating margins and other ratios in relation to service revenue because such revenue and ratios reflect the work performed directly by the Company.

Operating profits (fees) generated by the Hanford and Kaiser-Hill contracts are based on performance and not revenue. A change in revenue between periods is likely to be disproportionate to the change in the fees. Consequently, changes in revenue may have an exaggerated impact on the Company's margins as measured on a percentage basis. In addition, because Kaiser-Hill is a consolidated subsidiary of ICF Kaiser, the operating income includes the portion of income generated under the Kaiser-Hill contract attributable to CH2M Hill. CH2M Hill's interest in Kaiser-Hill is reflected as a minority interest in ICF Kaiser's financial statements (see Note B).

Revenue

Gross revenue for the six months ended August 31, 1995 increased $41.8 million, or 10.0%, to $461.3 million. The increase in gross revenue was attributable to the commencement of work under the Kaiser-Hill contract which generated $82.8 million in gross revenue during the current fiscal year ($79.3 million in the quarter ended August 31, 1995). The increase was partially offset by a $48.3 million reduction in gross revenue under the Hanford contract due to federal budget reductions which caused a decrease in services provided by the Company at the Hanford site. This reduced level of Hanford activity is expected to continue and may be reduced further in future periods; however, a reduction in the Hanford budget is not expected to have a significant impact on operating income due to the nature of the fee structure under the DOE contract.

Service revenue remained constant for the six month periods ended August 31, 1995 and 1994. A decrease in service revenue under the Hanford contract was largely offset by service revenue generated under the Kaiser-Hill contract. Service revenue as a percentage of gross revenue decreased to 48.4% for the six months ended August 31, 1995 from 53.2% for the six months ended August 31, 1994. The decrease in service revenue as a percentage of gross revenue is a result of the nature of the Kaiser-Hill contract. A significant portion of the gross revenue derived from the Kaiser-Hill contract includes the costs of services subcontracted to third parties.

Operating Expenses

Direct cost of services and overhead decreased $3.1 million between the six-month periods ended August 31, 1995 and 1994. A $22.6 million reduction in Hanford costs attributable to the federal budget reductions discussed above was substantially offset by the $18.5 million increase in costs on the Kaiser-Hill contract. The Company's direct cost of services and overhead as a percentage of service revenue for the six months ended August 31, 1995 was comparable to the same period in the prior year.

Administrative and general expense increased $1.1 million, or 4.9%, between the six-month periods ended August 31, 1995 and 1994 and increased from 9.7% to 10.1% as a percentage of service revenue. The increase in these costs is primarily attributable to the Company's increased commitment to its marketing activities, including filling several key marketing positions within the Company and the relatively high level of marketing expense associated with proposing and bidding large scale DOD and DOE contracts.

Income Tax Expense

ICF Kaiser's income tax provision for the six months ended August 31, 1995 was $1.0 million versus $1.3 million for the comparable period in the previous year. The $0.3 million decrease occurred despite an increase in pretax income between periods. The decrease is primarily due to a reduction in permanent differences (such as the nondeductibility of goodwill) as a percentage of pretax income and a reduction in controlled foreign corporation losses. The six months ended August 31, 1994 also included a repatriation of overseas funds to the U.S., which could not be currently offset by foreign tax credits, resulting in additional income taxes for the six months ended August 31, 1994.

Liquidity and Capital Resources

During the first six months of the current fiscal year, cash and cash equivalents increased $1.0 million to $29.3 million at August 31, 1995. Operating activities generated $9.8 million in cash primarily due to the receipt of $13.4 million from DOE for payment of accrued benefits acquired pursuant to the Kaiser-Hill contract; this was offset by an increase in contract receivables and an interest payment of $7.5 million on the Company's 12% Senior Subordinated Notes. Other uses of cash included $5.0 million for net repayments on the Company's credit facility; $2.1 million for acquisitions and investments in joint ventures and affiliates; and $1.0 million in payments of other outstanding debt.

Management believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund operations throughout the next twelve months. As of August 31, 1995, there were no outstanding borrowings under the credit facility, except for letters of credit.

ICF Kaiser is currently considering alternative sources of financing to achieve cost savings and provide greater flexibility in growing and managing the Company's businesses.


                                 Part II - Other Information


Item 1. Legal Proceedings

        As previously reported in the Report on Form 10-K for the year ended February 28, 1995.


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        Because of limitations on the payment of dividends contained in the agreement governing the Company's 12% Senior Subordinated Notes due 2003 (12% Notes), the Company did not pay the August 31, 1995 dividend on its outstanding Series 2D Senior Preferred Stock. Subsequently, the Company received the requisite consent from the holders of a majority of its 12% Notes to permit it to pay the $487,500 dividend, which will be paid subsequent to the filing of this report.


Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of the Company was held on Friday, June 23, 1995, at the Company's headquarters, 9300 Lee Highway, Fairfax, VA 22031. The only matters voted on were (a) the election of three management-nominee directors, each to three-year terms expiring at the 1998 Annual Meeting of Shareholders, and (b) the approval of the appointment of Coopers & Lybrand as the Registrant's independent public accountants for the current fiscal year. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker nonvotes for each of the above-described matters are set forth below:

                                                      Votes Cast        Votes Withheld Against
                                                          For          Individual Director Only
                                                      ----------       ------------------------
Election of three management-nominee directors

       James O. Edwards                               18,231,304                168,313
       Rebecca P. Mark                                18,349,080                 50,537
       Richard K. Nason                               18,271,720                127,897

       Votes withheld from all three nominees: votes                                       468,656
       Broker nonvotes:                                                                    0 votes


                                                               Votes Cast   Votes Cast
                                                                  For         Against   Abstentions
                                                              -----------   ----------  -----------
Approval of appointment of Coopers & Lybrand                  $18,521,360      139,615     $207,298
        There were no Broker nonvotes.

     The term of office of each of the following directors continued after the meeting: Gian Andrea Botta, Tony Coelho, Frederic V. Malek, Robert W. Page, Sr., and Marc Tipermas.



Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K


         (a)  The exhibits filed as part of this report are listed below:
              -----------------------------------------------------------

         No. 3(b) Amended and Restated By-laws of ICF Kaiser International, Inc. (as amended and restated through June 23, 1995)

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

                                    ICF KAISER INTERNATIONAL, INC.
                                       (Registrant)



Date:  October 13, 1995                /s/ Richard K. Nason
                                    -----------------------------
                                    Richard K. Nason

                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Duly authorized officer and
                                     principal financial officer)