Form 10-Q
period 1995-11-30
ICF KAISER INTERNATIONAL INC
filed 1996-01-16
CIK 856200

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

For the quarterly period ended November 30, 1995    Commission File No. 1-12248



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


     On December 31, 1995, there were 21,263,828 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

================================================================================

                        ICF KAISER INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Consolidated Balance Sheets -
               November 30, 1995 and February 28, 1995........................3

               Consolidated Statements of Operations -
               Nine Months Ended November 30, 1995 and 1994...................4

               Consolidated Statements of Operations -
               Three Months Ended November 30, 1995 and 1994..................5

               Consolidated Statements of Cash Flows -
               Nine Months Ended November 30, 1995 and 1994...................6

               Notes to Consolidated Financial Statements...................7-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............8-12


PART II - OTHER INFORMATION


     Item 1.   Legal Proceedings.............................................12

     Item 2.   Changes in Securities.........................................12

     Item 3.   Defaults Upon Senior Securities...............................12

     Item 4.   Submission of Matters to a Vote of Security Holders...........12

     Item 5.   Other Information.............................................12

     Item 6.   Exhibits and Reports on Form 8-K..............................12

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                          November 30,               February 28,
                                                                              1995                       1995
                                                                           (Unaudited)
-----------------------------------------------------------------------------------------------------------------
  ASSETS
  Current Assets
    Cash and cash equivalents                                             $    23,105                $   28,233
    Contract receivables, net                                                 205,583                   139,860
    Prepaid expenses and other current assets                                  14,970                    10,872
    Deferred income taxes                                                      11,420                    13,553
                                                                          -----------                ----------
          Total Current Assets                                                255,078                   192,518
                                                                          -----------                ----------
Fixed Assets
    Furniture, equipment, and leasehold improvements                           43,254                    42,557
    Less depreciation and amortization                                        (33,392)                  (29,648)
                                                                          -----------                ----------
                                                                                9,862                    12,909
                                                                          -----------                ----------
  Other Assets
    Goodwill, net                                                              48,489                    47,945
    Investments in and advances to affiliates                                   9,859                     8,022
    Due from officers and employees                                             1,024                     1,826
    Other                                                                      21,535                    18,202
                                                                          -----------                ----------
                                                                               80,907                    75,995
                                                                          -----------                ----------
                                                                          $   345,847                $  281,422
LIABILITIES AND SHAREHOLDERS' EQUITY                                      ===========                ==========
Current Liabilities
  Accounts payable and accrued expenses                                   $    86,533                $   46,811
  Accrued salaries and employee benefits                                       57,760                    30,549
  Accrued interest                                                              6,180                     2,528
  Current portion of long-term debt                                                44                       578
  Income taxes payable                                                            231                       644
  Deferred revenue                                                             12,734                    11,013
  Other                                                                         8,535                     8,755
                                                                          -----------                ----------
          Total Current Liabilities                                           172,017                   100,878
                                                                          -----------                ----------
Long-term Liabilities
  Long-term debt, less current portion                                        120,096                   126,733
  Other                                                                         4,523                     6,397
                                                                          -----------                ----------
                                                                              124,619                   133,130
                                                                          -----------                ----------
Commitments and Contingencies

Minority Interests in Subsidiaries                                              1,797                       173

Redeemable Preferred Stock                                                     19,770                    19,617
Common Stock, par value $.01 per share:
  Authorized-90,000,000 shares
  Issued and outstanding- 21,260,430 and 21,011,369 shares                        213                       210
Additional Paid-in Capital                                                     64,666                    63,786
Notes Receivable Related to Common Stock                                       (1,732)                   (1,732)
Retained Earnings (Deficit)                                                   (33,332)                  (33,343)
Cumulative Translation Adjustment                                              (2,171)                   (1,297)
                                                                          -----------                ----------
                                                                          $   345,847                $  281,422
                                                                          ===========                ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)



                                                                   NINE MONTHS ENDED NOVEMBER 30,
                                                                     1995                1994
                                                                   ==============================
                                                                            (Unaudited)
GROSS REVENUE                                                      $  781,127        $   655,364
 Subcontract and direct material costs                               (413,257)          (309,643)
 Equity in income of joint ventures
  and affiliated companies                                              2,664              2,693
                                                                   ----------         ----------
SERVICE REVENUE                                                       370,534            348,414

OPERATING EXPENSES
 Direct cost of services and overhead                                 312,704            299,877
 Administrative and general                                            35,249             31,142
 Depreciation and amortization                                          7,507              6,941
                                                                   ----------         ----------
OPERATING INCOME                                                       15,074             10,454

OTHER INCOME (EXPENSE)
 Gain on sale of investment                                                 -                551
 Interest income                                                        1,884              1,381
 Interest expense                                                     (11,943)           (10,857)
                                                                   ----------         ----------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                       5,015              1,529
Income tax provision                                                    2,257              2,247
                                                                   ----------         ----------
INCOME (LOSS) BEFORE MINORITY INTERESTS                                 2,758               (718)
Minority interests in net income of subsidiaries                        1,124                  -
                                                                   ----------         ----------
NET INCOME (LOSS)                                                       1,634               (718)
Preferred stock dividends and accretion                                 1,623              1,616
                                                                   ----------         ----------
NET INCOME (LOSS) AVAILABLE FOR COMMON SHAREHOLDERS                $       11         $   (2,334)
                                                                   ==========         ==========
Primary and Fully Diluted
 Net Income (Loss) Per Common Share                                $     0.00         $    (0.11)
                                                                   ==========         ==========
Primary and Fully Diluted Weighted Average
 Common and Common Equivalent
 Shares Outstanding                                                    21,503             20,945
                                                                   ==========         ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                            Three Months Ended November 30,
                                                                1995                1994
                                                            ===============================
                                                                      (Unaudited)

GROSS REVENUE                                                $  319,870       $  235,912
 Subcontract and direct material costs                         (173,430)        (111,240)
 Equity in income of joint ventures
  and affiliated companies                                          951              673
                                                             ----------       ----------
SERVICE REVENUE                                                 147,391          125,345

OPERATING EXPENSES
 Direct cost of services and overhead                           126,359          110,445
 Administrative and general                                      12,632            9,581
 Depreciation and amortization                                    2,585            2,357
                                                             ----------       ----------
OPERATING INCOME                                                  5,815            2,962

OTHER INCOME (EXPENSE)

 Interest income                                                    852              624
 Interest expense                                                (3,866)          (2,993)
                                                             ----------       ----------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                 2,801              593
 Income tax provision                                             1,261              916
                                                             ----------       ----------
INCOME (LOSS) BEFORE MINORITY INTERESTS                           1,540             (323)
 Minority interests in net income of subsidiaries                   644                -
                                                             ----------       ----------
NET INCOME (LOSS)                                                   896             (323)
 Preferred stock dividends and accretion                            546              539
                                                             ----------       ----------
NET INCOME (LOSS) AVAILABLE FOR COMMON SHAREHOLDERS          $      350       $     (862)
                                                             ==========       ==========
Primary and Fully Diluted
 Net Income (Loss) Per Common Share                          $     0.02       $    (0.04)
                                                             ==========       ==========
Primary and Fully Diluted
 Weighted Average Common and
 Common Equivalent Shares Outstanding                            21,636           20,948
                                                             ==========       ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                               Nine Months Ended November 30,
                                                                                  1995                1994
                                                                             =================================
                                                                                        (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                                          $       1,634      $        (718)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                                  7,507              6,941
      Provision for losses on contract receivables                                   1,440                908
      Provision for deferred income taxes                                            2,257              2,247
      Earnings less than (in excess of) cash distributions from joint
        ventures and affiliated companies                                           (1,055)             1,712
      Gain on sale of investment                                                         -               (551)
      Minority interests in net income of subsidiaries                               1,124                  -
      Changes in operating assets and liabilities related to
        operating activities, net of acquisitions:
          Contract receivables, net                                                (66,981)           (18,014)
          Prepaid expenses and other current assets                                 (5,298)             4,294
          Other assets                                                              (3,854)            (1,442)
          Accounts payable and accrued expenses                                     69,744              5,278
          Income taxes payable                                                        (413)                31
          Deferred revenue                                                           1,721                513
          Other liabilities                                                         (1,825)            (5,077)
                                                                             --------------     --------------
      Net Cash Provided by (Used in) Operating Activities                            6,001             (3,878)
                                                                             --------------     --------------

INVESTING ACTIVITIES
  Investments in subsidiaries and affiliates, net of cash acquired                  (2,060)              (400)
  Sale of subsidiaries and subsidiary assets                                           735              2,600
  Purchases of fixed assets, net                                                      (638)            (1,731)
                                                                             --------------     --------------
      Net Cash Provided by (Used in) Investing Activities                           (1,963)               469
                                                                             --------------     --------------
FINANCING ACTIVITIES
  Principal payments on credit facility                                            (16,000)                 -
  Principal payments on other borrowings                                            (1,149)              (914)
  Proceeds from borrowings on credit facility                                       11,000                  -
  Proceeds from other borrowings                                                        55                  -
  Reacquisition of senior subordinated notes and related warrants                   (1,363)                 -
  Subsidiary capital contribution from minority interest                               500                  -
  Proceeds from issuances of common stock                                              392                298
  Repurchases of common stock                                                         (256)              (180)
  Redemptions of redeemable preferred stock                                              -               (799)
  Preferred stock dividends                                                         (1,471)            (1,463)
                                                                             --------------     --------------
      Net Cash Used in Financing Activities                                         (8,292)            (3,058)
                                                                             --------------     --------------
Effect of Exchange Rate Changes on Cash                                               (874)               419
                                                                             --------------     --------------
Decrease in Cash and Cash Equivalents                                               (5,128)            (6,048)
Cash and Cash Equivalents at Beginning of Period                                    28,233             25,509
                                                                             --------------     --------------
Cash and Cash Equivalents at End of Period                                   $      23,105      $      19,461
                                                                             --------------     --------------

SUPPLEMENTAL INFORMATION:
Cash payments for interest                                                   $       7,839      $       7,385
Cash payments (refunds) for income taxes                                     $         401      $        (152)

NON-CASH TRANSACTION:
Sale of investment                                                           $           -      $         735



See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of ICF Kaiser International, Inc. (ICF Kaiser or the Company) and subsidiaries (including Kaiser-Hill Company, LLC, effective July 1, 1995), except for the February 28, 1995 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended February 28, 1995 and the information included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 28, 1995. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the November 30, 1995 financial statements.

NOTE B - MINORITY INTERESTS

Certain of ICF Kaiser's subsidiaries are partially owned by outside parties.
For financial reporting purposes, the assets, liabilities, results of operations and cash flows of these subsidiaries are included in ICF Kaiser's consolidated financial statements and the outside parties' interests are reflected as minority interests.

NOTE C - NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed using net income (loss) available for common shareholders, as adjusted under the modified treasury stock method, and the weighted average number of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents include stock options and warrants and additional shares which will be or may be issued in connection with acquisitions. The adjustments required by the modified treasury stock method and for acquisition-related contingencies were anti-dilutive for all loss periods presented and immaterial to the income periods presented. Therefore, the adjustments were excluded from earnings per share computations.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ICF Kaiser is one of the nation's largest engineering, construction, and consulting services companies, providing fully integrated capabilities to clients in four related market areas: environment, infrastructure, industry, and energy. The Company provides services to domestic and foreign clients in both the private and public sectors.

Results for Nine Months

ICF Kaiser's operating income of $15.1 million for the nine months ended November 30, 1995 was a $4.6 million increase from the $10.5 million of operating income reported for the nine months ended November 30, 1994. The increase in operating income primarily resulted from a $6.2 million improvement in engineering and construction operations. This operating income improvement was partially due to a major transit project to be constructed in the Philippines, operating revenues of which had been previously deferred. Costs related to the development of this transit project had been expensed in prior periods. Further improvements in engineering and construction operations were due to substantial growth in the group's industrial sector and a reduction in the group's overhead.

An additional reason for the improvement in operating income (before minority interests) for the nine months ended November 30, 1995 was $4.1 million in earnings from the Performance Based Integrating Management Contract at the U.S. Department of Energy's (DOE) Rocky Flats Environmental Technology Site in Colorado. This DOE contract was awarded in April 1995 to Kaiser-Hill Company, LLC (Kaiser-Hill), a limited liability company owned equally by ICF Kaiser and CH2M Hill Companies, Ltd. (CH2M Hill). A further $1.8 million increase in ICF Kaiser's operating income was realized from the Company's operations at the U.S. Department of Energy's (DOE) Hanford, Washington site (Hanford). During the quarter ended November 30, 1994, income from Hanford had been reduced by an adjustment in estimated fees earned.

The improvements in operating income in 1995 as compared to 1994 were partially offset by a $4.2 million decline in operating income from private-sector environmental work, increases in bidding and proposal efforts required by large scale U.S. Department of Defense (DOD) and DOE contracts; and temporary delays in federal environmental projects due to federal government budgetary uncertainties.

The Company's consulting operations experienced a $2.7 million decrease in operating income between the nine-month periods ended November 30, 1995 and 1994, caused by a delay in task order assignments under new contract awards and a significant increase in levels of business development activity. The federal government's fiscal 1996 budget was not finalized during the period ended November 30, 1995, which led to the federal government's operating under an existing continuing resolution (including one no-work furlough period) since October 1, 1995. While under this resolution, the assignment of work under task order contracts has been delayed.

A significant company-wide increase in marketing efforts further negatively impacted operating results in 1995 as compared to 1994 in addition to the activities discussed above within the environmental and consulting operations. Management believes that ICF Kaiser's increasing investment in its business development activities should result in additional contract awards in both the public and private sectors of its business.

Results for Third Quarter

Operating income for the quarter ended November 30, 1995 increased $2.8 million to $5.8 million, compared to $3.0 million of operating income reported for the quarter ended November 30, 1994. The increase in operating income between the three-month periods was primarily due to the factors discussed above. The engineering and construction group's operating income increased by $0.7 million, operating income from Hanford increased by $1.8 million, and Kaiser-Hill produced $2.3 million of operating results for the quarter ended November 30, 1995. These increases were partially offset by lower operating results from other environmental operations ($0.5 million) and consulting services ($1.5 million). The decrease in consulting services for the quarter ended November 30, 1995 as compared to the quarter ended November 30, 1994 was due to the temporary shutdown of the federal government in November 1995 and increases in business development efforts as discussed above.

Business Conditions and Backlog

The Company's contract backlog increased significantly to $4.3 billion at November 30, 1995 compared to $1.4 billion at February 28, 1995. The increase in backlog primarily resulted from the April 1995 award of the five-year Kaiser-Hill contract which increased contract backlog by approximately $3.0 billion. In August 1995, ICF Kaiser signed a contract estimated at $330 million to perform environmental restoration work at federal installations for the U.S. Army Corps of Engineers (USACE), Baltimore District. This Total Environmental Restoration Contract (TERC) is for four years with two, three-year options. The contract is a cost reimbursement delivery order contract, and the fee structure includes a combination of cost plus fixed fee, award fee, and incentive fees. Also, In August 1995, ICF Kaiser signed a five-year contract estimated at $50 million to provide environmental services to USACE, Savannah District.

With the award of the Kaiser-Hill contract and the Company's continued work at DOE's Hanford, ICF Kaiser is now actively participating in two of DOE's major environmental cleanup efforts and at eight of DOE's other 18 major weapons facilities. ICF Kaiser recently expanded its environmental cleanup contract base with DOD with the award of the USACE Baltimore TERC and USACE Savannah contracts discussed above. The Company expects that the experience and reputation it earns under these contracts will continue to enhance its position as a major participant in the field of environmental cleanup and large program management.

The Company also expects to continue its increased level of business development activity in the consulting group and expects that such activity will result in expanded public and private sector consulting services. In October 1995, the Company's consulting group was awarded a contract worth up to $111 million to support the marketing and communication efforts of the U.S. Environmental Protection Agency's Energy Star programs. The contract is for one year, with four additional one-year options. Other major current business initiatives include a significant effort to enhance the Company's internal management information systems. ICF Kaiser believes these endeavors, combined with other ongoing efforts described above, should positively impact the Company's future performance.

RESULTS OF OPERATIONS

The following table summarizes key elements in the Consolidated Statements of Operations for the nine months ended November 30, 1995 and 1994.


                                                 Nine Months         Nine Months
                                                    Ended               Ended
                                              November 30, 1995   November 30, 1994
                                            -----------------------------------------
                                                      (Dollars in millions)
          GROSS REVENUE                                   $781.1              $655.4
          SERVICE REVENUE                                 $370.5              $348.4
          SERVICE REVENUE AS A
            PERCENTAGE OF GROSS REVENUE                     47.4%               53.2%
          OPERATING EXPENSES AS A
            PERCENTAGE OF SERVICE REVENUE:
            Direct cost of services
              and overhead                                  84.4%               86.1%
            Administrative and general                       9.5%                8.9%
            Depreciation and amortization                    2.0%                2.0%
          OPERATING INCOME                                   4.1%                3.0%

Gross revenue represents services provided to customers with whom the Company has a primary contractual relationship. Included in gross revenue are costs of certain services subcontracted to third parties and other reimbursable direct project costs, such as materials procured by the Company on behalf of its customers.

Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies. ICF Kaiser believes that it is appropriate to analyze operating margins and other ratios in relation to service revenue because such revenue and ratios reflect the work performed directly by the Company.

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

Revenue

Gross revenue for the nine months ended November 30, 1995 increased $125.7 million, or 19.2%, to $781.1 million. The increase in gross revenue was attributable to the commencement of work under the Kaiser-Hill contract which generated $216.5 million in gross revenue during the current fiscal year ($133.7 million in the quarter ended November 30, 1995). The increase was partially offset by a $90.4 million reduction in gross revenue under the Hanford contract due to federal budget reductions at the Hanford site. This reduced level of Hanford activity is expected to continue and may be reduced further in future periods; however, a reduction in the Hanford budget is not currently expected to have a significant impact on operating income due to the nature of the fee structure under this particular the DOE contract. In October 1995, the Company announced that its subsidiary ICF Kaiser Hanford Company was teaming with five other nationally known firms in bidding on the DOE's new management and integration contract at Hanford. The response to the DOE's request for proposals is due in March 1996.

Service revenue increased by $22.1 million for the nine-month period ended November 30, 1995 as compared to the nine months ended November 30, 1994. The $22.1 million increase in service revenue was due primarily to $71.4 million generated under the Kaiser-Hill contract, offset by a $49.3 million decrease in service revenue under the Hanford contract. Service revenue as a percentage of gross revenue decreased to 47.4% for the nine months ended November 30, 1995 from 53.2% for the nine months ended November 30, 1994 as a result of the nature of the Kaiser-Hill contract. A significant portion of the gross revenue derived from the Kaiser-Hill contract includes the costs of services subcontracted to third parties.

Operating Expenses

Direct cost of services and overhead increased $12.8 million between the nine-month periods ended November 30, 1995 and 1994. Costs on the new Kaiser-Hill contract ($66.9 million) were offset by a $51.3 million reduction in the Hanford contract costs (attributable to the federal budget reductions discussed above). The remainder of the Company's direct cost of services and overhead as a percentage of service revenue for the nine months ended November 30, 1995 was comparable to the same period in the prior year.

Administrative and general expense increased $4.1 million, or 13.2%, between the nine-month periods ended November 30, 1995 and 1994 and increased from 8.9% to 9.5% as a percentage of service revenue. The increase in these costs is primarily attributable to the Company's increased commitment to its marketing activities, including filling several key marketing positions within the Company and the relatively high level of marketing expense associated with proposing and bidding large scale DOD and DOE contracts.

Income Tax Expense

ICF Kaiser's income tax provision was $2.3 million and $2.2 million for the nine months ended November 30, 1995 and 1994, respectively. Although pretax income for the nine months ended November 30, 1995 was $3.5 million greater than pretax income for the comparable period ended November 30, 1994, the Company's effective tax rate decreased due to a reduction in permanent differences (such as the nondeductibility of goodwill) as a percentage of pretax income and a reduction in controlled foreign corporation losses. The nine months ended November 30, 1994 also included a repatriation of overseas funds to the U.S., which could not then be currently offset by foreign tax credits, resulting in additional income taxes for that period.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 1995, cash and cash equivalents decreased $5.1 million to $23.1 million. Cash was primarily used for net repayments on the Company's Credit Facility ($5.0 million); acquisitions and investments in joint ventures and affiliates ($2.1 million); payment or accrual of dividends ($1.5 million); repurchases by the Company's insurance subsidiary of a portion of the Company's outstanding 12% Senior Subordinated Notes and related warrants ($1.4 million); and payments of other outstanding debt ($1.1 million). These uses were offset by $6.0 million resulting from operating activities, including receipt of $13.4 million from DOE for payment of accrued employee benefits acquired pursuant to the Kaiser-Hill contract, offset by cash used in other operating activities at Kaiser-Hill and an interest payment of $7.5 million on the Company's 12% Senior Subordinated Notes. The next $7.5 million interest payment on the Notes was due and paid on January 2, 1996.

For the past several years, the Company has had ongoing negotiations, filings, and litigation with the Internal Revenue Service (IRS) related to settlement of its tax liabilities and the liabilities associated with acquired predecessor companies. The cash and income impact have generally been favorable to the Company. Further , the Company's previous tax losses and its resultant net operating loss carryforward position, will limit federal income tax payments required in the near future.

In one recent tax case, the Company prevailed at the trial court level in a tax refund litigation matter against the IRS. The Company is currently engaged in discussions with the Department of Justice concerning the possible settlement of this litigation in order to avoid a further appeal. It cannot be predicted whether or when this matter will be resolved; however, the resolution of this matter could have a material favorable impact on the Company's liquidity and financial results.

Management believes that current projected level of cash flows and the availability of financing, including borrowings under the Company's Credit Facility, will be adequate to fund operations throughout the next twelve months. As of November 30, 1995, there were no outstanding borrowings under the Credit Facility, except for letters of credit. As of the date of this filing, the Company had $7 million of borrowings, excluding letters of credit, outstanding under its Credit Facility.

ICF Kaiser is currently considering alternative financing sources to achieve cost savings and provide greater flexibility in growing and managing the Company's businesses. This process includes an active search for a replacement for or extension of the current Credit Facility which expires on October 31, 1996. Management expects to have a firm commitment for a replacement for or extension of the Company's existing Credit Facility by March 31, 1996.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          As previously reported in the Report on Form 10-K for the year ended February 28, 1995.


Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          Because of technical limitations on the payment of dividends contained in the agreement governing the Company's 12% Senior Subordinated Notes due 2003 (12% Notes), the Company did not pay the November 30, 1995 accrued dividend on its outstanding Series 2D Senior Preferred Stock, in the aggregate amount of $487,500. In this regard, the Company has internally reserved cash in the amount of this dividend arrearage for future payment. If the dividend arrearage is not cured by March 10, 1996, the holder of the Series 2D Senior Preferred Stock will have certain additional rights, including the right to prohibit the Company from engaging in various corporate actions without the prior consent of such holder and to elect two directors. The Company is continuing in its attempts to satisfactorily resolve this matter.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K


     (a)  The exhibits filed as part of this report are listed below:
          -----------------------------------------------------------

     No. 27 Financial Data Schedule

     (b)  Report on Form 8-K
          ------------------

     None.

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

                                       ICF KAISER INTERNATIONAL, INC.
                                          (Registrant)



Date:  January 16, 1996                  /s/ Richard K. Nason
                                       -----------------------------
                                       Richard K. Nason

                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Duly authorized officer and
                                        principal financial officer)