Form 10-K
period 1995-12-31
ICF KAISER INTERNATIONAL INC
filed 1996-03-29
CIK 856200

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from March 1, 1995
to December 31, 1995                                 Commission File No. 1-12248


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
               Yes   X          No
                  --------        --------

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of Common Stock held by non-affiliates of the registrant was $48.6 million based on the New York Stock Exchange Composite Tape closing price of such stock ($2.75) on March 6, 1996.

          On March 6, 1996, there were 21,794,220 shares of Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the ICF Kaiser International, Inc. Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.


--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                               Page 1

                                    PART I

Item 1.   Business

          ICF Kaiser International, Inc., through ICF Kaiser Engineers, Inc. and its other operating subsidiaries, is one of the nation's largest engineering, construction, and consulting services companies, providing fully integrated engineering, construction, program management, and consulting services to public- and private-sector clients in the related markets of environment, infrastructure, energy, and industry. The "Company" or "ICF Kaiser" in this Report refers to ICF Kaiser International, Inc. and/or any of its consolidated subsidiaries. The Company changed its fiscal year to a calendar-based fiscal year effective December 31, 1995. Consequently, this Report on Form 10-K is a transition report covering the period from March 1, 1995, to December 31, 1995.

          For the ten months ended December 31, 1995, ICF Kaiser reported gross and service revenue of $917 million and $426 million, respectively. Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the income of unconsolidated joint ventures and affiliated companies. During the ten months ended December 31, 1995, and the two years ended February 28, 1995, the Company operated predominantly in one industry segment, in which it provided engineering, construction, program management, consulting, and other professional services.

                                                        Fiscal Year Ended
                           Ten Months Ended   ------------------------------------
                           December 31, 1995  February 28, 1995  February 28, 1994
                           -----------------  -----------------  ------------------

Gross revenue............       $916,744,000       $861,518,000       $651,657,000
Service revenue..........       $425,896,000       $459,786,000       $382,708,000
Operating income (loss)..       $ 17,505,000       $ 13,688,000       $ (5,230,000)
Assets...................       $369,517,000       $281,422,000       $281,198,000

     As of December 31, 1995, the Company's contract backlog totaled approximately $4.4 billion compared to $1.4 billion as of February 28, 1995. Most of the Company's backlog relates to public-sector environmental projects that span from one to five years. Approximately 30% of the $4.4 billion backlog is expected to be worked off during the fiscal year ending December 31, 1996. See "Backlog" section of this Report.

     The Company's headquarters is located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600. The Company's four regional headquarters are located at 1800 Harrison St., Oakland, California 94612-3430 Telephone (510) 419-6000; 6440 Southpoint Parkway, Jacksonville, FL 32216 Telephone (904) 279-7200; Four Gateway Center, Pittsburgh, Pennsylvania 15222-1207 Telephone (412) 497-2000; and 3D International Tower, 1900 West Loop South, Suite 1350, Houston, TX 77027 Telephone (713) 623-5000. Other offices include Tempe, Arizona; Livermore, Los Angeles, Rancho Cordova, Richmond, San Diego, San Francisco, San Rafael, and Universal City, California; Golden and Lakewood, Colorado; Washington, DC; Ft. Lauderdale, Miami, Orlando and Tampa, Florida; Atlanta, Georgia; Idaho Falls, Idaho; Chicago, Illinois; Gary, Indiana; Ruston, Louisiana; Abingdon, Baltimore, and Silver Spring, Maryland; Boston, Massachusetts; Kansas City, Missouri; Ely and Las Vegas, Nevada; Iselin, New Jersey; New York, New York; Albuquerque and Los Alamos, New Mexico; Morrisville, North Carolina; Cincinnati, Ohio; Dallas, Texas; Richmond, Virginia; Port Orchard, Richland, and Seattle, Washington. The Company's international offices are located in Brisbane, Perth and Sydney, Australia; Rio de Janeiro, Brazil; Prague, Czech Republic; London, England; Paris, France; Mexico City, Mexico; Lisbon, Portugal; Moscow, Russia; and Taipei, Taiwan. As of March 1, 1996, ICF Kaiser employed approximately 7,500 persons.

     ICF Kaiser International, Inc. is a Delaware corporation incorporated in 1987 under the name American Capital and Research Corporation. It is the successor to ICF Incorporated, a nationwide consulting firm organized in 1969. In 1988, the Company acquired the Kaiser Engineers business which dates from 1914.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                               Page 2

Strategic Considerations

     The following points are important to understanding the Company's business and strategy:

     Full Front-end Capability. The Company's front-end skills include policy
     -------------------------
analysis and consulting; scientific analysis and health/risk assessments; facility siting and environmental assessments; remedial investigations and feasibility studies; and engineering design. By possessing these skills, the Company's involvement at the outset of any project places it in a position to participate in any follow-on engineering and construction work.

     High Value-added Services. The Company adds high value within those markets
     -------------------------
that relate to environmental services through specialized environmental knowledge that (i) helps clients understand environmental threats and opportunities and alternative ways in which each can be managed; (ii) allows creation of customized solutions for the clients' environmental problems; and
(iii) combines problem identification, solution, and implementation.

     Access to Technologies. The Company has access to technologies that play a
     ----------------------
critical role in both the cleanup of existing waste sites and in the reduction of waste generated by ongoing and new production processes. These technologies relate to reducing and monitoring emissions, bioremediation, and industrial process technologies that can help minimize waste, reduce costs, and improve the quality of a finished product. To assist clients better and to increase its overall participation in clients' projects, the Company continues to expand its access to environmental and process technologies through various methods, including licensing and joint ventures.

     Strategic Relationships.  The Company has established business
     -----------------------
relationships through joint ventures, marketing agreements, and direct equity investments that extend its presence and reduce its business development risks. These relationships are particularly important in the management of the Company's international operations, and they help reduce the cost and risks associated with the Company's entering new geographic regions.

     The Company provides its fully integrated capabilities to clients through its operating groups.

FEDERAL PROGRAMS GROUP

     U.S. Department of Energy (DOE).  An important DOE mission has changed over
     -------------------------------
the years--from nuclear weapons production to environmental cleanup of former nuclear weapons production sites. To help accomplish DOE's cleanup goals pursuant to this new mission, the Company actively supports DOE at the following facilities: the Argonne National Laboratory, the Idaho National Engineering Laboratory, Lawrence Livermore National Laboratory, the Los Alamos National Laboratory, the Mound Plant Site, the Oak Ridge National Laboratory, the two Sandia National Laboratories, the Rocky Flats Environmental Technology Site, and the Hanford Nuclear Reservation (the last two facilities are described in more detail below). The services provided by the Company include (i) conducting comprehensive assessments related to environment, safety, and health; (ii) quality assurance; (iii) security and safeguards; (iv) assessing, managing, and remediating existing hazardous and solid wastes, radioactive materials, highly volatile chemical compounds, unidentified mixed wastes, and exploded/unexploded munitions; and (v) architect, engineer, construction, and site operations services.

     During the ten months ended December 31, 1995, the Company, through Kaiser-Hill Company, a limited liability company owned equally by the Company and CH2M Hill Companies, Ltd. (Kaiser-Hill), won DOE's Performance Based Integrating Management contract at the DOE's Rocky Flats Environmental Technology Site near Golden, Colorado. Rocky Flats is a former DOE nuclear weapons production facility. Under the five-year contract which began on July 1, 1995, Kaiser-Hill oversees plutonium stabilization and storage, environmental restoration, waste management, decontamination and decommissioning, site safety and security, and construction activities of subcontractor companies. Under the performance-based contract signed by Kaiser-Hill, the concept of which was developed in the DOE's 1994 Contract Reform Initiative, 85% of Kaiser-Hill's fees are based on performance, while only 15% are fixed. Kaiser-Hill's contract commits it to dealing with urgent risks first, and measurable results in the following "urgent risk" areas will help determine its incentive fee: stabilize plutonium and plutonium residues for specified time frames; consolidate plutonium in a single building; and clean up and remove all high-risk "hot spot" contamination. Finally, Kaiser-Hill is expected to reduce the number of employees at the site within the first 18 months of the contract, with a further reduction by the end of the contract term.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                               Page 3

     Since 1987, the Company, through its wholly owned subsidiary ICF Kaiser Hanford Company, has been assisting DOE clean up its former nuclear weapons production site at the Hanford Nuclear Reservation in Richland, Washington. Under its contract, ICF Kaiser Hanford Company will provide architect, engineer, construction, and site operation services at the site through March 1997. The fees the Company is eligible to earn are based on six-month performance reviews; the Company also has the opportunity to earn incentive fees related to technology transfers and efficiency savings. In October 1995, the Company announced that ICF Kaiser Hanford Company was teaming with Raytheon and other nationally known firms in bidding on the DOE's request for proposals for its new management and integration contract at the Hanford Site. Assuming there is no delay in the bidding process, DOE expects that the new contract could be in place as early as October 1996.

     U.S. Department of Defense.  DOD estimates that its environmental expense
     --------------------------
will be directed primarily to cleaning up hundreds of military bases with thousands of contaminated sites. There is an urgent need to ensure that the hazardous wastes present at these sites (often located near population centers) do not pose a threat to the surrounding population, and, in connection with the closure of many of the bases, there is an economic incentive to make sure that the environmental restoration enables the sites of the former bases to be developed commercially by the private sector.

     In August 1995, the Company was awarded a contract estimated at $330 million to perform environmental restoration work at Federal installations for the U.S. Army Corps of Engineers (USACE), Baltimore District. This Total Environmental Restoration Contract (TERC) is for four years with two, three-year options. The contract is a cost reimbursement delivery order contract, and the fee structure includes a combination of cost plus fixed fee, award fee, and incentive fees. In August 1995, the Company also signed a five-year contract estimated at $50 million to provide environmental services to USACE, Savannah District.

     Other Federal Government Work.  Under a variety of smaller contracts, the
     -----------------------------
Company provides the Federal government with numerous other services. Under a contract with the U.S. Environmental Protection Agency (EPA) awarded in 1995, the Company will continue to manage the EPA's quality assurance laboratory in Las Vegas, Nevada, and provide the laboratory with analytical support. The Company also supports the EPA's Superfund program under several Alternative Remedial Contracting Strategy (ARCS) contracts for remedial planning services. Architectural, engineering, and construction management services for facilities and infrastructure (such as post offices, court houses, and prisons) are provided to the U.S. Postal Service, Department of Justice, and General Services Administration.

ICF KAISER ENGINEERS GROUP

     Environmental Consulting and Engineering Services.  Demand for the
     -------------------------------------------------
Company's non-Federal environmental consulting and engineering services is driven by a number of factors: the need to improve the quality of the environment; environmental regulation and enforcement; and increased liability associated with pollution-related injury and damage. Significant environmental laws have been enacted in response to public concern over the environment, and these laws and the implementing regulations affect nearly every industrial activity. Increasingly strict Federal, state, and local government regulation has forced private industry and state and local agencies to clean up contaminated sites, to bring production facilities into compliance with current environmental regulations, and to minimize waste generation on an ongoing basis. Although growth in this private-sector market is being hampered by uncertainty over continuing Federal regulations, the Company generates new business by increasing the types of services it sells to existing clients, by targeting new markets for the Company's full-service capabilities, and by expanding the types of services the Company offers.

     The Company's environmental services have progressed beyond study and analysis to remediation. Following on its established market position in the consulting and front-end analysis phase of environmental services, the Company now offers alternative remediation approaches that may involve providing on-site waste containment, on-site treatment, management of on-site/off-site remediation, or waste removal. The Company also designs new processes (and redesigns ongoing production processes) to minimize or eliminate the generation of hazardous waste. Currently the Company provides site investigations and feasibility studies, compliance planning and audits, risk assessment, permitting, community relations services, and construction and construction management. See "Potential Environmental Liability" section of this Report.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                               Page 4

     Industry Services.  ICF Kaiser's engineering design, project management,
     -----------------
and construction services to the industrial market involve work with the steel, aluminum, alumina, copper, iron, and other minerals and metals industries as well as chemicals, petrochemicals, and refineries. In the coke, coal, and coal chemicals area, ICF Kaiser's services have included inspection of coke plants for environmental compliance, facility design and construction, and equipment sales and services. The Company has provided services related to coal cleaning, handling, and environmental controls. ICF Kaiser also designed, built, and now operates and jointly owns a pulverized coal injection facility under a multiyear tolling agreement.

     The international industry market provides opportunities for the Company's industrial services. The Company's largest industrial project will be a mini-mill project for Nova Hut, a.s, an integrated steel maker based in the Ostrava region of the Czech Republic. Under a two-year contract signed in March 1996, the Company will oversee the construction of the mini-mill as well as future production and environmental upgrades to Nova Hut's existing integrated steel-making facilities. The Company will provide project management, engineering, procurement, construction management, start-up, commissioning, and training services. This initial phase of the mini-mill project, which is scheduled to initiate production in December 1997, is part of a two-phase endeavor in which the second phase will provide Nova Hut with the capability of producing 1 million metric tons per year of hot rolled steel product. The Company also is assisting the International Finance Corporation in securing the financing for the mini-mill that has an estimated initial phase capital cost of approximately $275 million.

     Infrastructure Services.   The Company also is helping rebuild the
     -----------------------
infrastructure of roads, highways, transit systems, harbors, airports, facilities, and buildings in domestic and international markets. Budget constraints at the Federal, state, and local government levels have hindered infrastructure market growth, but the Company remains active in major U.S. metropolitan areas: Chicago (light rail transit system); Pittsburgh (busway and light rail projects); San Francisco (commuter rail line extension); Atlanta (general engineering consulting services to the Metropolitan Atlanta Rapid Transit Authority); Miami (Intermodal Transit Center, a project that will tie together air, light/heavy rail, buses, highway systems, and parking facilities).

     The major ports of many of the world's cities have serious water pollution problems, and ICF Kaiser is helping to improve the condition of many harbors and waterways. In its largest harbor project, the Company continues as the construction manager of the cleanup of Boston Harbor, one of the largest environmental projects in the country, under a contract extension that runs through 1998. Since the inception of the project in 1988, the Company has served as its construction manager, and currently manages construction workers, engineers, architects, and support personnel working to construct a wastewater treatment plant on Deer Island in Boston Harbor.

     Internationally, the Company's large-scale construction infrastructure skills are at work in Portugal where the Company as part of a joint venture provides project and construction management services for the modification and reconstruction of the main rail link between the cities of Lisbon and Oporto. Those skills also are at work in the Philippines where the Company as part of a joint venture provides front-to-back-end services for a light rail transit line in Manila.

CONSULTING GROUP

     The ICF Kaiser Consulting Group draws upon the talents of its multi-disciplinary professional staff to support customers within four primary lines of business.

     Environmental consulting services assist customers in developing plans and
     ---------------------------------
policies, evaluating options for managing environmental responsibilities in the most cost-effective manner, and identifying and employing the best available technologies and practices. Life-cycle management strategies are emphasized. The group has special expertise in such areas as industrial and municipal waste management, air pollution control, chemical accident prevention, and ground-water and drinking water management.

     Global environmental issues are also a particular area of focus within the group. Working with U.S. and international organizations that fund global environmental work and with numerous private sector organizations, the Consulting Group has conducted projects in over thirty countries and has been actively involved in supporting international environmental treaties. The group has achieved great success in implementing technology transfer programs through the creation of effective public-private partnerships.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                               Page 5

     Working on global change issues for the EPA since 1982, the Company supports the EPA's Global Change Division, providing services related to the reduction of methane and other greenhouse gases. The Consulting Group also provides technical and regulatory support to the EPA's Office of Solid Waste, focusing on human health and ecological risk assessment and waste characterization.

     In-career education and training programs range in subject matter from
     -----------------------------------------
highly technical areas to broader, skill-based and management-oriented training. The Consulting Group's expertise in the development and delivery of workplace training, combined with expert knowledge in a wide variety of technologies and programmatic areas, enables it to provide high impact training that is specifically tailored to the needs of each customer organization. Environmental management programs cover regulation, technology, information reporting, emergency response, and pollution prevention.

     Information management programs assist clients in developing decision
     -------------------------------
support systems which facilitate the collection and use of information to track performance, identify opportunities, and improve decision making. The group offers a number of sophisticated simulation models and proprietary applications, such as its electric utility Integrated Planning Model. By combining consulting expertise with information technology skills, the group helps its customers deal with the unique challenges of their business environment.

     Energy and natural resource management services support the development of
     -----------------------------------------------
corporate and technical plans for managing power resources and energy projects, provide economic assessments of short- and long-term market conditions for various fuels, and serve as an expert foundation in litigation and regulatory proceedings. The group assists its customers in identifying market opportunities, commercializing new technologies, and developing public policy. Its contributions involve linking an in-depth understanding of the energy markets with an ongoing involvement with energy technology.

     The ICF Kaiser Consulting Group serves customers in domestic and international markets, including both public- and private-sector organizations. Among its major customers are U.S. government agencies, especially the EPA; U.S. private sector organizations, particularly major energy producers such as utilities and oil companies; and governments and businesses around the world, as well as various multinational banks, development organizations, and treaty organizations.

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

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                               Page 6

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

Customers

     The Company's clients include: DOE, EPA, and DOD; major corporations in the energy, transportation, chemical, steel, aluminum, mining, and manufacturing industries; utilities; and a variety of state and local government agencies throughout the United States. A substantial portion of the Company's work is repeat business from existing clients. In many cases, the Company has worked for the same client for many years, providing different services at different times. DOE accounted for approximately 68% of the Company's consolidated gross revenue for the ten-month period ended December 31, 1995; EPA accounted for another approximately 6%; and DOD and other Federal agencies collectively accounted for another approximately 4%. The Federal government accounted for approximately 73% of the Company's consolidated gross revenue for the year ended February 28, 1995, and 65% for the year ended February 28, 1994.

     The Company's international clients include both private firms and foreign government agencies in such countries as Australia, France, Portugal, and Taiwan. For the ten-month period ended December 31, 1995, foreign operations accounted for approximately 4.7% of the Company's consolidated gross revenue. For information concerning gross revenue, operating income, and identifiable assets of the Company's business by geographic area, see Note O to the Consolidated Financial Statements.

Backlog

     Backlog refers to the aggregate amount of gross contract revenue remaining to be earned pursuant to signed contracts extending beyond one year. At December 31, 1995, the Company's contract backlog was approximately $4.4 billion in gross revenue, up from approximately $1.4 billion in gross revenue at February 28, 1995. In April 1995, Kaiser-Hill was awarded the DOE's Performance Based Integrating Management contract at Rocky Flats near Denver, Colorado. This contract represents approximately 62% of the Company's total backlog at December 31, 1995. The Company expects that approximately 30% of the backlog at December 31, 1995, will be worked off during calendar year 1996. Because of the nature of its contracts, the Company is unable to calculate the amount or timing of service revenue that might be earned pursuant to these contracts. The Company believes that backlog is not a predictor of future gross or service revenue.

     Differences in contracting practices between the public and private sectors result in the Company's backlog being weighted heavily toward contracts
associated with agencies of the Federal government.   Backlog under contracts
with agencies of the Federal government that extend beyond the government's current fiscal year includes the full contract amount, including in many cases amounts anticipated to be earned in option periods and certain performance fees, even though annual funding of the amounts under such contracts generally must be appropriated by Congress before the agency may expend funds during any year under such contracts. In addition, the agency must allocate the appropriated funds to these specific contracts and thereafter authorize work or task orders to be performed under these specific contracts. Such authorizations are generally for periods considerably shorter than the duration of the work the Company expects to perform under a particular contract and generally cover only a percentage of the contract revenue. Because of these factors, the amount of Federal government contract backlog for which funds have been appropriated and allocated, and task orders issued, at any given date is a substantially smaller amount than the total Federal government contract backlog as of that date. In the event that option periods under any given contract are not exercised or funds are not appropriated, allocated, or authorized to be spent under any given contract, the amount of backlog attributable to that contract would not result in revenue to the Company. All contracts and subcontracts with agencies of the Federal government are subject to termination, reduction, or modification at any time at the discretion of the government agency.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                               Page 7

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

     The Comprehensive Environmental Response, Compensation and Liability Act
     ------------------------------------------------------------------------
(CERCLA).  CERCLA, as amended by the Superfund Amendments and Reauthorization
---------
Act, established the Superfund program to clean up hazardous waste sites and provides for penalties and punitive damages for noncompliance with EPA orders. Superfund may impose strict liability (joint and several as well as individual) on certain hazardous substance waste owners, operators, disposal "arrangers," transporters, and disposal facility owners and operators (Potentially Responsible Parties or PRPs) for the costs of removal or remedial action; for other necessary response costs and damages for injury, destruction, or loss of natural resources; and for the cost of any health effects study. Under certain circumstances Federal funds may be used to pay for the cleanup.

     The Resource Conservation and Recovery Act (RCRA).  RCRA, as amended by the
     --------------------------------------------------
Hazardous and Solid Waste Amendments of 1984 (HSWA), provides a comprehensive scheme for the regulation of hazardous waste from the time of generation to its ultimate disposal (and sometimes thereafter), as well as the regulation of persons engaged in the treatment, storage, and disposal of hazardous waste. The RCRA scheme includes both a permitting and a manifest tracking system and detailed regulations on the handling, treatment, transportation, storage, and disposal of hazardous waste. Regulations have been issued pursuant to RCRA in the following areas (among others) of importance to the Company: permitting remediation of releases associated with underground storage tanks; municipal solid waste disposal; waste minimization; and treatment, transportation, and disposal of hazardous waste. HSWA has increased the number of hazardous waste generators subject to RCRA. HSWA also imposes land disposal restrictions/bans on certain listed and characteristic hazardous wastes that do not meet specified treatment standards.

     The Clean Air Act.  Under the Clean Air Act of 1970, as amended, EPA is
     ------------------
empowered to establish and enforce National Ambient Air Quality Standards and limits on the emissions of various pollutants from specific types of facilities. The Clean Air Act Amendments of 1990 require certain sources emitting an air pollutant regulated under the Clean Air Act to obtain an operating permit, which includes enforceable emissions limitations and compliance schedules. The Clean Air Act also addresses substantial expanded regulation of vehicle emissions, hazardous air pollutant emissions, stratospheric ozone protection, acid rain minimization (through the use of limitations on sulfur dioxide and nitrogen oxide emissions) and related enforcement issues. The use of "marketable allowances" to establish limits on total emissions while maintaining maximum market flexibility reflects a shift in environmental policy from command and control management to a more flexible approach.

     The Safe Drinking Water Act.  Under the Safe Drinking Water Act and its
     ----------------------------
subsequent reauthorizations, EPA is empowered to set drinking water standards for community water supply systems in the United States. The Act requires that EPA set maximum ground-water contamination levels for specified, and previously unregulated, toxic substances and also requires EPA to establish a priority list every three years of contaminants that may cause adverse health effects and may require regulation. Water supply systems are required to begin monitoring within defined time limits following the publication of the final regulations. The Act also requires that EPA set criteria specifying when utilities using surface water supplies should filter their water and issue national primary drinking water regulations requiring all utilities to disinfect their water.

     The Clean Water Act.  The Clean Water Act established a system of
     --------------------
standards, permits, and enforcement procedures for the discharge of pollutants to surface water from industrial, municipal, and other wastewater sources. EPA sets discharge standards for certain industrial and municipal wastewater discharges and provides for Federal grants to assist municipalities in complying with treatment requirements. Key areas for which regulations recently have been issued or are proposed include industrial wastewater pretreatment, surface water toxics control, wastewater sludge disposal, and stormwater discharges. In cases of noncompliance, EPA may assess administrative penalties and may sue for court-ordered compliance and penalties. Under the Ocean Dumping Ban Act of 1988, regulatory revisions to the Clean Water Act were made to eliminate ocean dumping of sludge.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                               Page 8

     The Toxic Substance Control Act (TSCA).  TSCA, enacted in 1976, establishes
     ---------------------------------------
requirements for identifying and controlling toxic chemical hazards to human health and the environment. EPA has identified more than 60,000 chemical substances (out of more than five million known chemical compounds) that were manufactured or processed for commercial use in the United States in 1985. In addition, more than 1,000 new chemicals are introduced each year. TSCA authorizes EPA, in certain circumstances, to require testing of existing and new chemicals used in commerce to determine their human health and environmental effects. TSCA also gives EPA authority to prohibit or limit certain activities associated with producing, distributing, and using a chemical that is found to pose an unreasonable risk of injury to human health or the environment.

     The Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA).  FIFRA
     ----------------------------------------------------------------
focuses on the health-based risk of pesticides and requires the registration of all pesticides, with a heavy emphasis on scientific data and risk assessment. Under FIFRA, EPA establishes regulations that can include labeling restrictions, use restrictions, or an outright ban of the pesticide following a risk/benefit analysis. The 1972 amendments substantially increased the scope of the Act to include biotechnology and to expand the authority of EPA.

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

     Potential Liabilities Arising Out of Environmental Laws and Regulations
     -----------------------------------------------------------------------

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

     Potential Liabilities Involving Clients and Third Parties
     ---------------------------------------------------------

     In performing services for its clients, the Company could potentially be liable for breach of contract, personal injury, property damage, and negligence (including improper or negligent performance or design, failure to meet specifications, and breaches of express or implied warranties). The damages available to a client, should it prevail in its claims, are potentially large and could include consequential damages.

     Environmental contractors, in connection with work performed for clients, potentially face liabilities to third parties from various claims, including claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Claims for damage to third parties could arise in a number of ways, including through a sudden and accidental release or discharge of contaminants or pollutants during the performance of services; through the inability, despite reasonable care, of a remedial plan to contain or correct an ongoing seepage or release of pollutants; through the inadvertent exacerbation of an existing contamination problem; or through reliance on reports or

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                               Page 9
recommendations prepared by the Company. Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic or hazardous substances. In addition, increasing numbers of claimants assert that companies performing environmental remediation should be adjudged strictly liable, i.e., liable for damages even though its services were performed using reasonable care, on the grounds that such services involved "abnormally dangerous activities."

     Clients frequently attempt to shift various of the liabilities arising out of remediation of their own environmental problems to contractors through contractual indemnities. Such provisions seek to require the Company to assume liabilities for damage or personal injury to third parties and property and for environmental fines and penalties. The Company has endeavored to protect itself from potential liabilities resulting from pollution or environmental damage by obtaining indemnification from its private-sector clients and intends to continue this practice in the future. Under most of these contracts, the Company has been successful in obtaining such indemnification; however, such indemnification generally is not available if such liabilities arise as a result of breaches by the Company of specified standards of care or if the indemnifying party has insufficient assets to cover the liability. In 1994 the Company formed a new subsidiary, ICF Kaiser Remediation Company, through which the Company intends to increase its remediation activities performed for public- and private-sector clients. The Company will continue its efforts to minimize the risks and potential liability associated with its remediation activities by performing all remediation contracts in a professional manner and by carefully reviewing any and all remediation contracts it signs in an effort to ensure that its environmental clients accept responsibility for their own environmental problems.

     For EPA contracts involving field services in connection with Superfund response actions, the Company is eligible for indemnification under Section 119 of CERCLA for pollution and environmental damage liability resulting from release or threatened release of hazardous substances. Some of the Company's clients (including private clients, DOE, and DOD) are Potentially Responsible Parties (PRPs) under CERCLA. Under the Company's contracts with these PRPs, the Company has the right to seek contribution from these PRPs for liability imposed on the Company in connection with its work at these clients' CERCLA sites and generally qualifies for the limitations on liabilities under CERCLA Section 119(a). In addition, in connection with contracts involving field services at 10 of DOE's weapons facilities, including the DOE's Hanford site, the Company is indemnified under the Price-Anderson Act, as amended, against liability claims arising out of contractual activities involving a nuclear incident. Recently, EPA has constricted significantly the circumstances under which it will indemnify its contractors against liabilities incurred in connection with CERCLA projects. There are other proposals both in Congress and at the regulatory agencies to further restrict indemnification of contractors from third-party claims.

     As discussed above, Kaiser-Hill signed a Performance Based Integrating Management contract with the DOE. The terms of that contract provide that Kaiser-Hill shall not be held responsible for, and DOE shall pay all costs associated with, any liability (including without limitation, a claim involving strict or absolute liability and any civil fine or penalty, expense, or remediation cost, but limited to those of a civil nature), which may be incurred by, imposed on, or asserted against Kaiser-Hill arising out of any act or failure to act, condition, or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 ("pre-existing conditions"). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill's managerial personnel and cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill shall be responsible, but only for the incremental liability, expense, or remediation caused by Kaiser-Hill.

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

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 10

Insurance

     The Company has a comprehensive risk management and insurance program that provides a structured approach to protecting the Company. Included in this program are coverages for general, automobile, pollution impairment, and professional liability; for workers' compensation; and for employers and property liability. The Company believes that the insurance it maintains, including self-insurance, is in such amounts and protects against such risks as is customarily maintained by similar businesses operating in comparable markets. At this time, the Company expects to continue to be able to obtain general, automobile, and professional liability; workers' compensation; and employers and property insurance in amounts generally available to firms in its industry. There can be no assurance that this situation will continue, and if insurance of these types is not available, it could have a material adverse effect on the Company.

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

     Federal agencies that are the Company's regular customers (including DOE, EPA, and DOD) have formal policies against awarding contracts that would present actual or potential conflicts of interest with other activities of the contractor. Because the Company provides a broad range of services in environmental and related fields for the Federal government, state governments, and private customers, there can be no assurance that government conflict-of-interest policies will not restrict the Company's ability to pursue business in the future.

     Because some of the Company's subsidiaries provide the Federal government with nuclear energy and defense-related services, these subsidiaries and a substantial number of their employees are required to have and maintain security clearances from the Federal government. These subsidiaries and their employees have been able to obtain these security clearances in the past, and the Company has no reason to believe that there would be any problems in this area in the future. However, there can be no assurance that the required security clearances will be obtained and maintained in the future. Because of its nuclear energy and defense-related services, the Company is subject to foreign ownership, control, and influence (FOCI) regulations imposed by the Federal government and designed to prevent the release of classified information to contractors who are under foreign control or influence. Under these regulations, FOCI concerns may arise as a result of a variety of factors, including foreign ownership of substantial percentages of the Company's equity securities or debt, a high percentage of foreign revenue, and the number of directors and officers who are not U.S. citizens. Subsidiaries of the Company with facility security clearances or sensitive contracts file reports with the DOE and DOD with respect to events and changes that affect the potential for FOCI. The Company has implemented procedures designed to insulate such subsidiaries from any FOCI that might affect the Company.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 11

There can be no assurance that such measures will prevent FOCI policies from affecting the ability of the Company's subsidiaries to secure and maintain certain types of DOE and DOD contracts.

Employees

     As of March 1, 1996, ICF Kaiser employed approximately 7,500 persons, and the Company believes that its relations with its employees are good. Approximately one-half of the 2,300 employees at the Company's ICF Kaiser Hanford Company subsidiary are represented by unions, including unions under the Hanford Atomic Metals Trades Council (HAMTC), National Building and Construction Trades (BCT), and the Office and Professional Employees International Union (OPEIU). Collective bargaining agreements are in place with the HAMTC, the BCT, the OPEIU, NDT/QC Inspectors, and Escorts/International Guards Units. Of the 7,500 employees, approximately 2,400 persons are employed at Kaiser-Hill in Colorado, of which approximately 1,400 are represented by the United Steelworkers of America, Local 8031.

Item 2.   Properties

     All of the Company's operations are conducted either in leased facilities or in facilities provided by the Federal government or other clients. As of December 31, 1995, the Company leased an aggregate of approximately one million square feet of space. The terms of these leases range from month-to-month to 15 years, and some may be renewed for additional periods. Some of the space leased by the Company has been subleased to other entities under subleases expiring from 1996 to 2000.

     The Company's headquarters is located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600. The Company's regional headquarters and other offices are listed on page 2 of this Report. Because the Company's operations generally do not require the maintenance of unique facilities, suitable office space is readily available for lease in most of the areas served. The Company believes that adequate space to conduct its operations will be available for the foreseeable future. In 1987, the Company entered into a 15-year lease agreement for its headquarters building in Fairfax, Virginia, containing approximately 200,000 square feet of office space. In 1988, the Company signed a 15-year lease agreement to occupy approximately 100,000 square feet of office space in a new building adjacent to the Virginia headquarters building. In connection with the acquisition of ICF Kaiser Engineers in 1988, ICF Kaiser acquired the lease for ICF Kaiser Engineers' offices in Oakland, California. The lease provides for approximately 142,000 square feet of office space and expires in June 2000. In February 1996, the Company announced that it would re-locate its regional headquarters in Pittsburgh to a new address in Pittsburgh in the second half of 1996 under a lease for 75,000 square feet of office space. The new address will be Gateway View Plaza, 1600 West Carson Street, Pittsburgh, PA 15220. The telephone number will remain the same. The leases for the Company's regional headquarters in Jacksonville, FL, and Houston, TX, expire in 1996 and 1998, respectively.

Item 3.   Legal Proceedings

     The Company and its subsidiaries are involved in a number of lawsuits and government regulatory proceedings arising in the ordinary course of its business or arising in connection with the disposition or acquisition of certain businesses and investments. The Company believes that any ultimate liability resulting therefrom will not have a material adverse effect on its financial position, operations, or cash flows.

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

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 12

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 10.   Executive Officers of the Registrant

     The names of the Company's executive officers and their ages (as of March 6, 1996), principal corporate positions, and business experience are set forth below.

     George F. Brown, Jr., 49, has been an Executive Vice President of the Company and President of the Company's Consulting Group since 1994. From 1979 to 1994, Dr. Brown had worked with DRI/McGraw-Hill, a consulting services firm. As executive vice president, a position he held with that company since 1985, Dr. Brown had general management responsibilities for strategy and operations worldwide. Before that, he served as group vice president, Government and Health Markets, with overall responsibility for sales, consulting, and products for government and healthcare industry clients. Dr. Brown graduated from Carnegie-Mellon University (B.S., M.S., Ph.D.).

     Kenneth L. Campbell, 39, has been a Senior Vice President since 1992 and the Treasurer of the Company since 1994. He has held a number of senior management positions with the Company since 1988. From May 1993 to his recent appointment as Treasurer, Mr. Campbell was responsible for the project finance and acquisition activities of the Company. Mr. Campbell first worked for the Company in the early 1980's in a variety of economic consulting positions, rejoining the Company in 1988 to assist with the acquisition of ICF Kaiser Engineers. Mr. Campbell graduated from Wesleyan University (B.A.) and the University of Pennsylvania, Wharton Graduate School of Finance (M.B.A.).

     James O. Edwards, 52, has been Chairman of the Board and Chief Executive Officer of ICF Kaiser International, Inc. since 1987. He also was President of ICF Kaiser International, Inc. from 1987 to 1990. In 1974, he joined ICF Incorporated, the predecessor of ICF Kaiser International, Inc. and was its Chairman and Chief Executive Officer from 1986 until the 1987 establishment of ICF Kaiser International, Inc. Mr. Edwards graduated from Northwestern University (B.S.I.E.) and Harvard University (M.B.A., High Distinction, George
F. Baker Scholar).

     Michael K. Goldman, 43, has been an Executive Vice President since 1990 and the Chief Administrative Officer of the Company since 1995. He has held senior management positions in several of the Company's operating subsidiaries since 1980. Prior to joining the Company, Mr. Goldman was in the private practice of law. Mr. Goldman graduated from Harvard University (B.A., M.B.A. High Distinction, George F. Baker Scholar) and the University of California at Berkeley (J.D.).

     Stephen W. Kahane, 45, has been an Executive Vice President of the Company since 1993 and President of the Company's Federal Programs Group since its creation in 1995. He has held senior management positions in several of the Company's operating subsidiaries since 1985. From 1981 to 1985, Dr. Kahane held a number of management positions at Jacobs Engineering Group, Inc.; he headed Environmental and Hazardous Waste Programs and was a Vice President when he left that firm. Dr. Kahane graduated from the University of California (B.A., M.S.P.H., D.Env.).

     Richard K. Nason, 54, has been an Executive Vice President and the Chief Financial Officer of the Company since December 1994; he had been a Senior Vice President and the Treasurer of the Company from April to December 1994. He joined the Company as Senior Vice President - Internal Audit in June 1993. From 1991 to 1993, Mr. Nason was Executive Vice President and Chief Financial Officer for The Artery Organization, Inc., a private real estate development and management company in Bethesda, Maryland. From 1988 to 1991, Mr. Nason was Senior Vice President for Finance and Planning for Griffin Homes, a real estate development and home building company in California. Mr. Nason was Senior Vice President of Marriott Corporation and its subsidiary Host International, Inc. from 1977 to 1988. Mr. Nason has been a director of ICF Kaiser International, Inc. since June 1995. Mr. Nason graduated cum laude from Washington and Jefferson College (B.A.) and the Wharton Graduate School of Finance and Commerce, University of Pennsylvania (M.B.A.). He also attended the Executive Program at The Darden School, University of Virginia.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 13

     Alvin S. Rapp, 55, has been an Executive Vice President and President of the Company's ICF Kaiser Engineers Group since November 1993. Prior to joining the Company, he was a regional group vice president of Jacobs Engineering Group, Inc., an engineering services firm, having joined Jacobs in 1981 as manager of engineering in that company's Baton Rouge, Louisiana office. Prior to joining Jacobs, Mr. Rapp held a variety of management positions with Ciba-Geigy Corporation, U.S.S. Agri-Chemicals, and E.I. du Pont de Nemours & Company, Inc. Mr. Rapp graduated from Christian Brothers College (B.S.E.E.), Memphis, Tennessee.

     Marcy A. Romm, 37, has been Senior Vice President and Director of Human Resources of the Company since 1993. She has held Human Resources positions at ICF Kaiser since 1984. Ms. Romm graduated from George Washington University (B.A., M.B.A.).

     Marc Tipermas, 48, has been Executive Vice President and Director of Corporate Development for ICF Kaiser International, Inc. since 1993. He has held senior management positions in several of ICF Kaiser's operating subsidiaries since joining the Company in 1981. From 1977 to 1981, Dr. Tipermas was employed by the U.S. Environmental Protection Agency where he was the Director of the Superfund Policy and Program Management Office from 1980 to 1981. Prior to joining EPA, he was Assistant Professor of Political Science at the State University of New York at Buffalo from 1975 to 1977. Dr. Tipermas has been a director of ICF Kaiser International, Inc. since 1993. Dr. Tipermas graduated from the Massachusetts Institute of Technology (S.B.) and Harvard University (A.M., Ph.D.).

     David Watson, 52, has been an Executive Vice President and President of the Company's International Operations Group since December 1995. From 1989 to November 1995, he was with Day & Zimmerman International, Inc., an engineering and construction firm. From 1989 to 1993 he was President of that firm's Advanced Dzign Systems; in 1993 he led that firm's venture into the international marketplace by taking the position of President of D&Z International, an off-shore international unit, where he established a strategy to pursue engineering and construction work in China and Russia. Prior to joining Day & Zimmerman, Mr. Watson was with Stearns Catalytic, Inc. and Burmah Oil Company. Mr. Watson graduated from Loughborough University of Technology, Loughborough, Leicestershire, England (B. Tech).

     Paul Weeks, II, 52, has been Senior Vice President, General Counsel, and Secretary of ICF Kaiser International, Inc. since 1990. He joined ICF Incorporated in May 1987 as its Vice President, General Counsel, and Secretary. From 1973 to 1987 he was employed by Communications Satellite Corporation, where from 1983 to 1987 he was Assistant General Counsel for Corporate Matters. Mr. Weeks graduated from Princeton University (B.S.E.E.) and The National Law Center of George Washington University (J.D.).

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 14

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Since September 14, 1993, the Common Stock has been traded on the New York Stock Exchange (NYSE) under the symbol "ICF". Prior to that date, the Common Stock was traded on the NASDAQ National Market System. At March 6, 1995, the Company's record date for its 1996 Annual Meeting of Shareholders, there were 1,353 shareholders of record; the Company believes that there are approximately 4,850 beneficial owners of Common Stock.

     On March 18, 1996, the closing price of the Common Stock as reported by the NYSE was $3.00. The following table sets forth, for the periods indicated, the high and low bid information for the Common Stock as reported on the NASDAQ National Market System and the high and low sales prices on the NYSE:


                   Common Stock Price
                                                             High       Low
Fiscal Year Ended February 28, 1994
              First Quarter...............................  $6.875     $ 4.75
              Second Quarter                                 5.50        3.75
              Third Quarter (September 1 - September 13)..   4.875       4.375
              Third Quarter (September 14 - November 30)..   5.375       4.00
              Fourth Quarter..............................   5.00        3.625
Fiscal Year Ended February 28, 1995
              First Quarter...............................  $3.875     $ 2.25
              Second Quarter..............................   2.625       2.00
              Third Quarter...............................   4.125       2.375
              Fourth Quarter..............................   4.375       2.625
March 1 to December 31, 1995
              First Quarter...............................  $5.00      $ 3.75
              Second Quarter..............................   4.625       3.75
              Third Quarter...............................   4.75        3.25
              December....................................   4.25        3.125

     The Company's Transfer Agent and Registrar is First Chicago Trust Company of New York, Mail Suite 4692, P.O. Box 2534, Jersey City, NJ 07303-2534. The Shareholder Relations telephone number is (201) 324-0498.

     The Company has never paid cash dividends on its Common Stock. The Board of Directors anticipates that no cash dividends will be paid on its Common Stock for the foreseeable future and that the Company's earnings will be retained for use in the business.

     The Board of Directors determines the Company's Common Stock dividend policy based on the Company's results of operations, payment of dividends on preferred stock, financial condition, capital requirements, and other circumstances. The Company's debt agreements allow dividends to be paid on its capital stock provided that the Company complies with certain limitations imposed by the terms of such agreements. See Notes F and I to the Consolidated Financial Statements.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 15

Item 6.   Selected Financial Data

     The selected consolidated financial data of the Company for the ten months ended December 31, 1995, and each year in the four-year period ended February 28, 1995, have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 1995, financial statements.

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (in thousands, except per share data)


                                                          Ten Months                       Year Ended February 28,
                                                             Ended          ----------------------------------------------------
                                                       December 31, 1995    1995          1994/(1)/     1993           1992/(2)/
                                                       -----------------    ----          ----          ----           ----
Statement of Operations Data:
Gross revenue.........................................       $916,744      $861,518      $651,657     $678,882        $710,873
Service revenue /(3)/.................................        425,896       459,786       382,708      391,528         385,942
Operating income (loss)...............................         17,505        13,688        (5,230)      22,744         (43,963)
Income (loss) before income taxes, minority interests,
 and extraordinary item...............................          6,303         1,239       (12,877)      14,894         (54,310)
Income (loss) before minority interests and
 extraordinary item...................................          4,212        (1,661)      (12,528)       8,639         (40,516)
Net income (loss) before extraordinary item...........          2,252        (1,661)      (12,528)       8,639         (40,516)
Net income (loss) /(2)/...............................          2,252        (1,661)      (18,497)       8,639         (40,516)
Net income (loss) available for common shareholders...            449        (3,815)      (25,322)       3,346         (42,932)

Primary and Fully Diluted Net Income (Loss)
 Per Common Share:
 Before extraordinary item............................          $0.02        $(0.18)       $(0.92)       $0.16          $(2.25)
 Extraordinary loss on early extinguishment of debt...            ---           ---         (0.29)         ---             ---
                                                             --------      --------      --------     --------        --------
       Total..........................................          $0.02        $(0.18)       $(1.21)       $0.16          $(2.25)
                                                             ========      ========      ========     ========        ========
Weighted average common and common equivalent
shares outstanding, assuming full dilution............         21,517        20,957        20,886       21,272          19,085

Balance Sheet Data (end of period):
Total assets..........................................       $369,517      $281,422      $281,198     $293,076        $318,947
Working capital.......................................         84,589        91,640        87,648       85,861          65,623
Long-term liabilities.................................        125,818       133,130       130,752       75,602          85,675
Redeemable preferred stock............................         19,787        19,617        20,212       44,824          45,161
Shareholders' equity..................................         28,427        27,624        30,780       58,521          51,151

__________________
(1) In fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

(2) Fiscal year 1992 reflects an after-tax charge of $52.4 million associated with the disposal and restructuring of certain businesses.

(3) Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     ICF Kaiser is one of the nation's largest engineering, construction, program management, and consulting services companies, providing fully integrated capabilities to clients in four related market areas: environment, infrastructure, industry, and energy. The Company provides services to domestic and foreign clients in both the private and public sectors.

                             Change in Fiscal Year

     The Company changed from a fiscal year ending February 28 to a fiscal year ending December 31, effective December 31, 1995. As a result, the accompanying financial statements include consolidated operations for the ten months ended December 31, 1995 and for the years ended February 28, 1995 and 1994. See Note S to the consolidated financial statements for unaudited comparative operating results for the ten months ended December 31, 1994.

                                Financial Review

     ICF Kaiser's operating income of $17.5 million for the ten months ended December 31, 1995 was a $4.6 million increase from the $12.9 million recorded for the ten months ended December 31, 1994. The increase in operating income (before minority interests) primarily resulted from a $5.7 million improvement in engineering and construction operations and $5.3 million in earnings from the Performance Based Integrating Management Contract at the U.S. Department of Energy's (DOE) Rocky Flats Environmental Technology Site in Colorado (Rocky Flats). The improvement in engineering and construction operations was partially due to a major transit project in the Philippines, operating revenue of which had been previously deferred. Other improvements in engineering and construction operations were due to substantial growth in the group's industrial sector and a reduction in the group's overhead. The Rocky Flats contract was awarded in April 1995 to Kaiser-Hill Company, LLC (Kaiser-Hill), a limited liability company owned equally by ICF Kaiser and CH2M Hill Companies, Ltd. (CH2M Hill).

     An additional $3.0 million increase in operating income resulted from the Company's operations at DOE's Hanford, Washington site (Hanford). The 1995 results reflect higher award fees earned.

     A $4.9 million decline in the Company's operating income from other environmental work (excluding the Rocky Flats and Hanford contracts) partially offset the improvements in operating income discussed above between the ten-month periods ended December 31, 1995 and 1994. This decrease in other environmental operations was primarily due to a decline in operating income from private-sector environmental work, increases in bidding and proposal efforts required by large scale U.S. Department of Defense (DOD) and DOE contracts, and temporary delays in Federal environmental projects due to Federal government budgetary uncertainties.

     The Company's consulting operations also experienced a decline in operating revenues between the ten-month periods ended December 31, 1995 and 1994, resulting in a $0.9 million decrease in operating income for this group. The decrease was caused by a delay in task-order assignments under new contract awards and a significant increase in levels of business development activity. The Federal government's fiscal 1996 budget was not finalized during the ten months ended December 31, 1995, which led to the Federal government operating under a continuing resolution (including two no-work furlough periods) since October 1, 1995. While under this resolution, the assignment of work under task-order contracts has been delayed.

     A significant company-wide increase in marketing efforts further negatively impacted operating results for the ten months ended December 31, 1995 as compared to the ten months ended December 31, 1994. These efforts were in addition to the marketing activities discussed above within the environmental and consulting operations. Management believes that ICF Kaiser's increased efforts in its business development activities should result in additional contract awards in both the public and private sectors of its business.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 17

                                    Outlook

     The Company's contract backlog increased significantly to $4.4 billion at December 31, 1995 compared to $1.4 billion at February 28, 1995. The increase in backlog primarily resulted from the April 1995 award of the Rocky Flats contract, which added $3.0 billion to contract backlog. The fee structure for this five-year contract provides for a mixture of base and incentive fees earned through the achievement of cost reductions, attainment of certain milestones, and accomplishment of other goals. In August 1995, ICF Kaiser signed a contract estimated at $330 million to perform environmental restoration work at Federal installations for the U.S. Army Corps of Engineers (USACE), Baltimore District. This Total Environmental Restoration Contract (TERC) is for four years with two, three-year options. The contract is a cost reimbursement delivery order contract, and the fee structure includes a combination of cost plus fixed fee, award fee, and incentive fees. In August 1995, ICF Kaiser also signed a five-year contract estimated at $50 million to provide environmental services to USACE, Savannah District.

     The Company, through its subsidiary, ICF Kaiser Hanford Company, is currently teaming with five other nationally known firms in bidding on DOE's new management and integration contract at Hanford. The response to DOE's request for proposals is due in March 1996. DOE has indicated that it would like the new contract to be in place in October 1996. The Company's existing contract to perform services at Hanford terminates in March 1997. It is expected that two other teams also will bid on the new contract; one of those teams already has been announced and includes Westinghouse Hanford Company (the incumbent
management and operations contractor at the site).   If the Company is
unsuccessful in its bidding efforts on the new Hanford contract, the impact on ICF Kaiser's operating income after 1996 could be significant.

     With the award of the Rocky Flats contract and the Company's continued work at Hanford, ICF Kaiser is now actively participating in two of DOE's major environmental cleanup efforts and at seven of DOE's other 18 former weapons facilities. ICF Kaiser recently expanded its environmental cleanup contract base with DOD with the award of the USACE Baltimore TERC and USACE Savannah contracts discussed above. The Company expects that the experience and reputation it earns under these contracts will continue to enhance its position as a major participant in the field of environmental cleanup and large program management.

     The Company plans to continue its increased level of business development activity in the consulting group and expects that such activity will result in expanded public and private sector consulting services. In October 1995, the Company was awarded a consulting contract worth up to $111 million to support the marketing and communication efforts of the U.S. Environmental Protection Agency's Energy Star programs. The contract is for one year, with four additional one-year options.

     Other major current business initiatives include significant efforts to enhance the Company's management information systems and increase international marketing. Also, in its efforts to enhance profitability, the Company expects to realign several of its offices and terminate more than 100 employees by December 31, 1996 (see "Unusual Items under Results of Operations"). ICF Kaiser believes these endeavors, combined with other ongoing efforts described above, should positively impact the Company's future performance.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 18

RESULTS OF OPERATIONS

     The following table summarizes key elements in the Consolidated Statements of Operations for the ten months ended December 31, 1995 and December 31, 1994 (unaudited), and the years ended February 28, 1995 and 1994 (dollars in millions).

                                                                 Ten Months Ended             Year Ended
                                                                    December 31,             February 28,
                                                                 -----------------         -----------------
                                                                 1995         1994         1995         1994
                                                                 ----         ----         ----         ----
Gross revenue                                                   $916.7        $732.4       $861.5       $651.7
Service revenue                                                 $425.9        $392.0       $459.8       $382.7
Service revenue as a percentage of gross revenue                  46.5%         53.5%        53.4%        58.7%
Operating expenses as a percentage of service revenue:
    Direct cost of services and overhead                          84.5%         86.0%        85.5%        84.6%
    Administrative and general                                     9.5%          8.7%         9.5%        12.0%
    Depreciation and amortization                                  2.0%          2.0%         2.0%         2.5%
    Unusual items, net                                           (0.1)%           --           --          2.3%
Operating income (loss) as a percentage
 of service revenue                                                4.1%          3.3%         3.0%        (1.4)%


     Gross revenue represents services provided to customers with whom the Company has a primary contractual relationship. Included in gross revenue are costs of services subcontracted to third parties and other reimbursable direct project costs, such as materials procured by the Company on behalf of its customers.

     Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the income of unconsolidated joint ventures and affiliated companies. ICF Kaiser believes that it is appropriate to analyze operating margins and other ratios in relation to service revenue because such revenue and ratios reflect the work performed directly by the Company.

     Operating profits (fees) generated by the Hanford and Rocky Flats contracts are based on performance and not revenue. A change in revenue between periods is likely to be disproportionate to the change in the fees. Consequently, changes in revenue may have an exaggerated impact on the Company's margins as measured on a percentage basis. In addition, because Kaiser-Hill is a consolidated subsidiary of ICF Kaiser, the operating income includes the portion of income generated under the Rocky Flats contract attributable to CH2M Hill. CH2M Hill's interest in Kaiser-Hill is reflected as a minority interest in ICF Kaiser's financial statements (see Note B to the consolidated financial statements).

  Ten Months Ended December 31, 1995 Versus Ten Months Ended December 31, 1994

Revenue

     Gross revenue for the ten months ended December 31, 1995 increased $184.3 million, or 25.2%, to $916.7 million. The increase in gross revenue was attributable to the commencement of work under the Kaiser-Hill contract which generated $277.7 million in gross revenue during the current year. The increase was partially offset by a $98.6 million reduction in gross revenue under the Hanford contract due to Federal budget reductions at the Hanford site. This reduced level of Hanford activity is expected to continue and may be reduced further during the contract period; however, a reduction in the Hanford budget is not currently expected to have a significant impact on operating income due to the nature of the fee structure under this particular DOE contract.

     Service revenue increased by $33.9 million for the ten-month period ended December 31, 1995 as compared to the ten months ended December 31, 1994. The increase was due primarily to $91.2 million of service revenue

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 19
generated under the Rocky Flats contract, offset by a $57.8 million decrease in service revenue under the Hanford contract. Service revenue as a percentage of gross revenue decreased to 46.5% for the ten months ended December 31, 1995 from 53.5% for the ten months ended December 31, 1994 as a result of the nature of the Rocky Flats contract. A significant portion of the gross revenue derived from the Rocky Flats contract includes the costs of services subcontracted to third parties.

Operating Expenses

       Direct cost of services and overhead increased $22.8 million between the ten-month periods ended December 31, 1995 and 1994. Costs on the new Rocky Flats contract ($85.3 million) were offset by a $60.9 million reduction in the Hanford contract costs (attributable to the Federal budget reductions discussed above). The remainder of the Company's direct cost of services and overhead as a percentage of service revenue for the ten months ended December 31, 1995 was comparable to the same period in the prior year.

     Administrative and general expenses increased $6.4 million, or 18.5%, between the ten-month periods ended December 31, 1995 and 1994 and increased from 8.7% to 9.5% as a percentage of service revenue. The increase in these costs is primarily attributable to the Company's increased marketing activities, including filling several key marketing positions and incurring relatively high levels of marketing expense associated with proposing and bidding large-scale DOD and DOE contracts.

Interest Expense

     ICF Kaiser's average debt outstanding and average effective interest rate for the ten months ended December 31, 1995 and 1994 were as follows.

                                              Ten Months Ended
                                   -------------------------------------
                                   December 31, 1995   December 31, 1994
                                   -----------------   -----------------

Average debt outstanding                $123,701,000        $122,674,000
Average effective interest rate                 12.9%               12.8%

     The average effective interest rate was comparable between the ten-month periods ended December 31, 1995 and 1994 due to consistent interest rates and indebtedness outstanding between the ten-month periods. The Company's principal debt outstanding consists of 12% Senior Subordinated Notes due 2003 (12% Notes) (see "Liquidity and Capital Resources" for further discussion).

Income Tax Expense

     ICF Kaiser's income tax provision was $2.1 million and $3.0 million for the ten months ended December 31, 1995 and 1994, respectively. Although pretax income for the ten months ended December 31, 1995 was $3.5 million greater than pretax income for the comparable period ended December 31, 1994, the Company's effective tax rate decreased due to a reduction in permanent differences (such as the nondeductibility of goodwill) as a percentage of pretax income, increased foreign tax benefits, and minority interest earnings of a consolidated subsidiary (see Note H to the consolidated financial statements). The ten months ended December 31, 1994 also included a repatriation of overseas funds to the United States which could not then be currently offset by foreign tax credits, resulting in additional income taxes for that period (see "Income Tax Expense" under "Year Ended February 28, 1995 Versus Year Ended February 28, 1994").

     Because of the reported losses for the year ended February 28, 1994, a $3.3 million valuation allowance was established in that year for deferred tax assets. Although the level of pretax income has increased substantially since that period (with a corresponding increase in taxable income), the Company has maintained the valuation allowance as of December 31, 1995. At December 31, 1995, the Company had deferred tax assets of $0.7 million related to net operating loss carryforwards, of which $0.5 million expire in the next five years and $0.2 million expire in 2008. Additionally, the Company had deferred tax assets of $2.1 million related to tax credit carryforwards, the majority of

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 20
which expire in 1998 to 2009. Management believes that the Company's expected levels of pretax earnings, when adjusted for nondeductible expenses such as goodwill amortization, will generate sufficient future taxable income to realize the $11.9 million deferred tax asset (net) within the next five years.

Unusual Items

       During the ten months ended December 31, 1995, the Company recorded $0.5 million in additional income (net), consisting of the following unusual items: income in settlement of litigation against the Internal Revenue Service (IRS), associated with an affiliate of an acquired company, net of an accrual for related expenses ($6.8 million) (see "Liquidity and Capital Resources"); a charge to accrue the net settlement cost and legal expenses of other litigation ($4.6 million); a charge to accrue for severance for the termination of 110 employees in the engineering and international groups ($1.0 million); and a charge to accrue for consolidation of office space ($0.7 million). Management expects that all actions associated with the termination of employees and office space consolidation will be completed by December 31, 1996.

       Year Ended February 28, 1995 Versus Year Ended February 28, 1994

Revenue

     Gross revenue for the year ended February 28, 1995 increased 32.2% to $861.5 million, while service revenue increased 20.1% to $459.8 million, versus the year ended February 28, 1994. These increases were attributable to the work performed at Hanford ($208.8 million of the gross revenue increase and $97.4 million of the service revenue increase). The Hanford revenue increases were offset partially by a decrease in the Company's engineering and construction revenue ($14.1 million gross revenue and $10.8 million service revenue).

     Service revenue as a percentage of gross revenue decreased to 53.4% for the year ended February 28, 1995, from 58.7% for the previous year, primarily because under an October 1993 amendment to the Hanford contract, ICF Kaiser absorbed tasks utilizing a much higher proportion of subcontractors than Company personnel.

Operating Expenses

     The Company's direct cost of services and overhead was relatively flat as a percentage of service revenue for the year ended February 28, 1995 versus the previous year. Excluding Hanford, direct cost of services and overhead decreased to 76.2% of service revenue for the year ended February 28, 1995 from 79.2% for the year ended February 28, 1994. Administrative and general expense decreased $2.1 million. The decrease in these costs is attributable primarily to management cost-cutting initiatives.

     A restructuring plan initiated during the year ended February 28, 1994 to respond to operating losses included downsizing the work force, consolidating office space, renegotiating significant leases, and restructuring certain international operations. All actions have been completed, and there is no further liability outstanding as of December 31, 1995 associated with this plan.

Interest Expense

     ICF Kaiser's interest expense net of interest income (net interest) for the year ended February 28, 1995, increased $6.3 million from the prior year due to a recapitalization that took place in the fourth quarter of the year ended February 28, 1994 (also see "Liquidity and Capital Resources"). The increase in net interest was impacted favorably by $1.3 million in refunds of interest from the IRS recorded in the third quarter of the year ended February 28, 1995 associated with the Company's tax liabilities and those of an acquired company. The increase in net interest was offset partially by a reduction in preferred stock dividends.

Income Tax Expense

     ICF Kaiser's income tax provision for the year ended February 28, 1995 was $2.9 million, even though pretax income was $1.2 million. This is due to several factors including the deemed dividend from the repatriation of overseas

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 21
funds to the United States during the year ended February 28, 1995 that currently could not be offset by foreign tax credits and permanent differences, such as the nondeductibility of goodwill amortization. Nondeductible permanent differences comprised a very high percentage of pretax income. As such, the traditional percentage relationship between income tax expense and pretax income was not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

     During the ten months ended December 31, 1995, cash and cash equivalents decreased $11.9 million to $16.4 million. Cash was primarily used in investing and financing activities for acquisitions and investments in joint ventures and affiliates ($2.0 million); purchases of fixed assets ($1.8 million); payments of dividends ($1.5 million); repurchases by the Company's insurance subsidiary of a portion of the Company's outstanding 12% Notes and related warrants ($1.4 million); and payments of other outstanding debt ($1.2 million). In addition, $6.1 million was used in operating activities. An interest payment of $7.5 million on the Company's 12% Notes was made in June 1995. An additional $7.5 million interest payment on the 12% Notes was due and paid on January 2, 1996.

     An increase in contract receivables, net between February 28, 1995 and December 31, 1995 was primarily due to $71.9 million in receivables from the commencement of work by Kaiser-Hill under the Rocky Flats contract. An increase in accounts payable, accrued expenses, and accrued salaries and employee benefits was also primarily due to the Rocky Flats contract which had $70.6 million of accounts payable, accrued expenses, and accrued salaries and employee benefits as of December 31, 1995.

     During the year ended February 28, 1995, the U.S. Environmental Protection Agency approved the Company's revised provisional billing rates for fiscal years 1991 through 1994, thus authorizing the Company to submit invoices on cost-plus contracts with U.S. government agencies for work performed during these approved years. The Company has collected in excess of $4 million as of December 31, 1995 on these contracts.

     The Company has a $60 million revolving credit facility (the Credit Facility) provided by a consortium of banks (the Banks). ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the Credit Facility, have granted the Banks a security interest in their accounts receivable and certain other assets. The Credit Facility limits the payment of cash dividends, requires the maintenance of specified financial ratios, and has a $20 million limitation on cash borrowings. Total available credit is determined from a borrowing base calculation based on accounts receivable. The Credit Facility was amended in 1995 to modify ratios and certain terms. As of December 31, 1995, the Company had $5.0 million in borrowings outstanding under the Credit Facility, in addition to $7.1 million in letters of credit, and the Company had $23.5 million of available credit under the Credit Facility. As of February 29, 1996, the Company had $9.0 million of borrowings, excluding letters of credit, outstanding under its Credit Facility. The Credit Facility contains Eurodollar and alternate base interest rate alternatives with margins dependent upon the Company's financial operating results, and expires on October 31, 1996.

     Kaiser-Hill has a $50 million receivables purchase facility to support its working capital requirements under the Rocky Flats contract. The receivables purchase facility requires Kaiser-Hill to maintain a specified tangible net worth and contains certain default provisions for delinquent receivables. Program fees consist of 0.30% per annum of the unused portion of the facility and 0.45% per annum of the used portion of the facility. The receivables purchase facility is non-recourse to Kaiser-Hill's owners, ICF Kaiser and CH2M Hill, and expires on June 30, 1998.

     In January 1994, the Company issued $125,000,000 of 12% Notes and 600,000 warrants, each to purchase one share of the Company's common stock at $5.00 per share. The net proceeds were used, in part, to retire senior subordinated notes and associated warrants, to repurchase preferred stock, and to repay the outstanding balance on the Company's then-existing revolving credit facility. The recapitalization resulted in a $6.0 million extraordinary charge (net of $0 tax benefit) for the early extinguishment of debt and a $1.9 million charge to net income available for common shareholders to repurchase redeemable preferred stock. As noted above, in November 1995, the Company's insurance subsidiary repurchased $1,450,000 of the 12% Notes and related warrants for $1.4 million. In March 1996, the interest rate on the 12% Notes was increased by one percent until the Company achieves and maintains a specified level of earnings (see Notes F and I to the consolidated financial statements). The 12% Notes mature on December 31, 2003 with semi-annual interest payments.

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 22

     For the past several years, the Company has had ongoing negotiations, filings, and litigation with the IRS related to settlement of its tax liabilities and the liabilities associated with affiliates of acquired companies. As noted in the "Results of Operations", the cash and income impact have generally been favorable to the Company. Further, the Company's previous tax losses and its resultant net operating loss carryforward position, combined with the effect of tax credit carryovers, should limit Federal income tax payments required in the near future.

     In one recent tax case, the Company prevailed at the trial court level in a tax refund litigation matter against the IRS. As discussed under "Unusual Items" under "Results of Operations," the Department of Justice recently agreed to pay $6.8 million, net of related expenses, to the Company in settlement of this matter.

     Management believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's Credit Facility, will be adequate to fund operations throughout the next twelve months. The Company's Series 2D Senior Preferred Stock is subject to mandatory redemption on January 13, 1997 in the amount of $20 million plus accrued dividends. Because of technical limitations on the payment of dividends contained in the Indenture governing the Company's 12% Notes, the Company did not pay the November 30, 1995 and February 29, 1996 accrued dividends in the aggregate amount of $975,000 until March 1996, following the signing of an amendment to the Indenture which permitted the payment of all accrued and future dividends. As consideration for this amendment, the interest rate on the 12% Notes was increased as discussed above. The Company currently intends to use cash generated from operations (including cash received from the tax refund litigation discussed in the immediately preceding paragraph) to redeem a portion of this preferred stock on or before the redemption date. To redeem the balance of the preferred stock, the Company expects to use funds generated from alternative financing sources. The Company is currently negotiating for replacement or extension of the current Credit Facility and the possible issuance of new equity. Management received a commitment for a replacement of the Company's existing Credit Facility in March 1996 with terms and covenants similar to the existing Credit Facility.

IMPACT OF NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for financial statements for fiscal years beginning after December 15, 1995. It is the Company's current policy to evaluate all long-lived assets on a periodic basis for asset impairment. Therefore, upon formal adoption of this statement in 1996, management does not expect that there will be a material adverse effect on the Company's financial position or operations.

     The FASB also recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which encourages companies to adopt a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. Alternatively, SFAS No. 123 requires the provision of pro forma disclosures of net income and earnings per share as if the fair value method had been adopted when the fair value method is not reflected in the financial statements. The Company has not yet determined whether it will adopt a fair value method of accounting for stock-based compensation or provide pro forma disclosures. The impact of the adoption of this statement on the financial statements cannot be reasonably estimated at this time. The requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.


--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 23

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data appear on pages F-1 through F-25 and S-1 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None



                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

          Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders (the "Proxy Statement) and is incorporated herein by reference. Information regarding executive officers of the Registrant is included under a separate caption in Part I hereof. Information regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement and is incorporated herein by reference.

Item 11.   Executive Compensation

          Information regarding this item is included under the caption "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

          Information regarding this item is included under the caption "Voting Securities of the Company and Certain Shareholdings" in the Company's Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

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

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 24

                                 PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

               (a) Documents filed as part of this Report

                                                                                                    Page
1. Consolidated Financial Statements of ICF Kaiser International, Inc. and Subsidiaries
   a. Report of Independent Accountants............................................................  F-1
   b. Consolidated Balance Sheets as of December 31, 1995, and February 28, 1995...................  F-2
   c. Consolidated Statements of Operations for the ten months ended December 31, 1995, and for the years ended February 28, 1995 and February 28, 1994......................................  F-3
   d. Consolidated Statements of Shareholders' Equity for the ten months ended December 31, 1995, and for the years ended February 28, 1995 and February 28, 1994..............................  F-4
   e. Consolidated Statements of Cash Flows for the ten months ended December 31, 1995, and for the years ended February 28, 1995 and February 28, 1994..................................  F-5
   f. Notes to Consolidated Financial Statements...................................................  F-6

2. Supplemental Schedule Relating to the Consolidated Financial Statements of ICF Kaiser
   International, Inc. and Subsidiaries for the ten months ended December 31, 1995, and for each of the two years in the period ended February 28, 1995
   a. Schedule II: Valuation and qualifying accounts...............................................  S-1

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

                                 (b) Exhibits

Exhibit No. 3 -- Articles of Incorporation and By-laws

  3(a) Certificate of Incorporation of ICF Kaiser International, Inc.
       (restated through June 26, 1993) (Incorporated by reference to Exhibit No. 3(a) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1994 filed with the Commission on October 15,
       1993)

  3(b) Amended and Restated By-laws of ICF Kaiser International, Inc. (as amended through June 23, 1995) (Incorporated by reference to Exhibit No. 3(b) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1995 filed with the Commission on October 13,
       1995)

Exhibit No. 4 -- Instruments Defining the Rights of Security Holders, including Indentures

  4(a) Indenture dated as of January 11, 1994, between the Registrant and The
       Bank of New York, as Trustee (Incorporated by reference to Exhibit No. 4(a) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14,
       1994)
    1. First Supplemental Indenture dated as of February 17, 1995.
       (Incorporated by reference to Exhibit No. 4(a)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal year 1995 filed with the Commission on May 23, 1995)
    2. Second Supplemental Indenture dated September 1, 1995 (Incorporated by reference to Exhibit No. 4(a) (2) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 25

    3. Third Supplemental Indenture dated October 20, 1995 (Incorporated by reference to Exhibit No. 4(a)(3) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)
    4. Fourth Supplemental Indenture dated as of March 8, 1996

  4(b) Form of 12% Senior Subordinated Note due 2003 (Incorporated by reference to Exhibit No. 4(b) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(c) Form of Common Stock Purchase Warrant expiring May 15, 1999 (as amended and restated through January 11, 1994) (Incorporated by reference to Exhibit No. 4(e) to Quarterly Report on Form 10-Q Registrant No. 1-2248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(d) Credit Agreement among ICF Kaiser International, Inc., certain Banks, and Chemical Bank (Delaware), as Agent, dated as of December 8, 1993, as amended (see Exhibit No. 10(a))

  4(e) ICF Kaiser International, Inc. Series 2D Warrant, No. 2D-2, dated
       January 11, 1994 (Incorporated by reference to Exhibit No. 4(f) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(f) Securities Purchase Agreement by and among ICF Kaiser International,
       Inc., IFINT-USA Inc., and FIMA Finance Management Inc., B.V.I. dated as of December 20, 1990 (Incorporated by reference to Exhibit No. 4(b) to Quarterly Report on Form 10-Q Registrant No. 0-18025 for the third quarter of fiscal 1991 filed with the Commission on January 14, 1991)
    1. Amendment No. 1 to Securities Purchase Agreement dated as of January 13, 1992 (Incorporated by reference to Exhibit No. 4(e)(1) to Quarterly Report on Form 10-Q Registrant No. 0-18025 for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)
    2. Amendment No. 2 to Securities Purchase Agreement (Incorporated by reference to Exhibit 4(g)(2) to Amendment No. 2 to Registration Statement on Form S-1 (No. 33-70986) filed with the Commission on December 23,
       1993)

  4(g) Amended and Restated Registration Rights Agreement dated as of January
       13, 1992, between ICF Kaiser International, Inc. and FIMA Finance Management Inc., (Incorporated by reference to Exhibit No. 4(f) to Quarterly Report on Form 10-Q Registrant No. 0-18025 for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

  4(h) Rights Agreement, dated as of January 13, 1992, between ICF Kaiser
       International, Inc. and Office of the Secretary, ICF Kaiser International, Inc. as Rights Agent, including
    1. Form of Certificate of Designations of Series 4 Junior Preferred Stock
    2. Form of Rights Certificate
    3. Summary of Rights to Purchase Preferred Stock (Incorporated by reference to Exhibit No. 4(h) to Quarterly Report on Form 10-Q Registrant No. 0-18025 for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

  4(i) Warrant Agreement dated as of January 11, 1994, between the Registrant and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(c) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(j) Form of Warrant expiring December 31, 1998 (Incorporated by reference to Exhibit No. 4(d) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 26

Exhibit No. 10 -- Material Contracts

 10(a) Amended and Restated Credit Agreement dated as of December 8, 1993, among the Registrant, the several Lenders from time to time parties thereto, and Chemical Bank, as Agent, including Exhibits thereto (Closing
       Date: January 11, 1994) (Incorporated by reference to Exhibit No. 10(a) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)
    1. Waiver and First Amendment dated as of April 18, 1994 (Incorporated by reference to Exhibit No. 10(a)(1) to Annual Report on Form 10-K Registrant No. 1-12248 filed with the Commission on May 25, 1995.)
    2. Second Amendment dated as of August 31, 1994 (Incorporated by reference to Exhibit No. 10(a)(2) to Annual Report on Form 10-K Registrant No. 1-12248 filed with the Commission on May 23, 1995.)
    3. Third Amendment dated as of February 28, 1995 (Incorporated by reference to Exhibit No. 10(a)(3) to Annual Report on Form 10-K Registrant No. 1-12248 filed with the Commission on May 23, 1995.)
    4. Fourth Amendment dated as of June 28, 1995 (Incorporated by reference to Exhibit No. 10(a)(4) to Registration Statement on Form S-1 Registrant
       No. 33-64655 filed with the Commission on November 30, 1995.)
    5. Fifth Amendment dated as of November 30, 1995

 10(b) ICF Kaiser International, Inc. Employee Stock Ownership Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(c) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)
    1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(l)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1995 filed with the Commission on May 23, 1995)
    2. Amendment No. 2 dated December 15, 1995

 10(c) Trust Agreement with Vanguard Fiduciary Trust Company dated as of
       August 31, 1995, for ICF Kaiser International Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 Registrant No. 33-64655 filed with the Commission on November 30, 1995)

 10(d) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)
    1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K Registrant No. 1-12248 filed with the Commission on May 23, 1995.)
    2. Amendment No. 2 dated December 15, 1995

 10(e) Trust Agreement with Vanguard Fiduciary Trust Company dated as of
       August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

 10(f) Lease Agreement between HMCE Associates (as Landlord) and ICF Kaiser
       Incorporated (as Tenant), dated January 30, 1987, for the lease of the Registrant's headquarters in Fairfax, Virginia (Incorporated by reference to Exhibit No. 10(a) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)
    1. First Amendment entered into August 31, 1987 (Incorporated by reference to Exhibit No. 10(a) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)
    2. Second Amendment entered into September 23, 1987 (Incorporated by reference to Exhibit No. 10(a) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)
    3. Third Amendment entered into as of February 12, 1990 (Incorporated by reference to Exhibit No. 10(a) to Annual Report on Form 10-K filed with the Commission on April 25, 1990)

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 27

 10(g) Lease Agreement between HMCE Associates Limited Partnership (as
       Landlord) and American Capital and Research Corporation (as Tenant), dated April 27, 1988, for the lease of space in the building adjacent to the Registrant's headquarters in Fairfax, Virginia (Incorporated by reference to Exhibit No. 10(b) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)
    1. First Amendment entered into July 29, 1988. (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K filed with the Commission on April 25, 1990)
    2. Second Amendment entered into as of February 12, 1990 (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K filed with the Commission on April 25, 1990)
    3. Third Amendment entered into as of December 22, 1992 (Incorporated by reference to Exhibit No. 10(h)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) for the fiscal year ended February 28, 1993 filed with the Commission on May 21, 1993)

 10(h) Amended and Restated Lease Agreement by and between Kaiser Engineers,
       Inc. and 1800 Harrison Limited Partnership, dated as of July 1, 1988, for the lease of the Registrant's offices in Oakland, California (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (No. 33-31576) filed with the Commission on October 13, 1989)
    1. First Amendment made as of March 27, 1991 (Incorporated by reference to Exhibit No. 10(a)(1) to Quarterly Report on Form 10-Q (Registrant No. 0-18025) for the first quarter of fiscal 1993 filed with the Commission on July 10, 1992)
    2. Second Amendment made as of June 1992 (Incorporated by reference to Exhibit No. 10(a)(2) to Quarterly Report on Form 10-Q (Registrant No. 0-18025) for the first quarter of fiscal 1993 filed with the Commission on July 10, 1992)
    3. Third Amendment made as of April 27, 1993 (Incorporated by reference to Exhibit No. 10(i)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) for the fiscal year ended February 28, 1993 filed with the Commission on May 21, 1993)

 10(i) Guaranty provided by American Capital and Research Corporation to 1800
       Harrison Limited Partnership, dated as of March 27, 1991, and First Amendment thereto dated as of June 1992, guaranteeing the performance of Kaiser Engineers, Inc. under an Amended and Restated Lease Agreement by and between Kaiser Engineers, Inc. and the California Public Employee's Retirement System, dated as of July 1, 1988, for the lease of the Registrant's offices in Oakland, California (Incorporated by reference to Exhibit No. 10(b) to Quarterly Report on Form 10-Q Registrant No. 0-18025 for the first quarter of fiscal 1993 filed with the Commission on July 10, 1992)

 10(j) ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated as of April 24, 1995) (Incorporated by reference to Exhibit No. 10(k) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal year 1995 filed with the Commission on May 23, 1995)
    1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(l)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1995 filed with the Commission on May 23, 1995)

 10(l) Purchase Order dated March 8, 1995 (WHC-380393, Mod. 1) issued by
       Westinghouse Hanford Company to ICF Kaiser Hanford Company (DOE Reference No. DE-AC06-87RL1930) (Incorporated by reference to Exhibit No. 10(m) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal year 1995 filed with the Commission on May 23, 1995)

 10(m) Assignment Agreement between the U.S. Department of Energy, Kaiser
       Engineers Hanford Company, and Westinghouse Hanford Company, with an effective date of October 1, 1993 (Contract No. DE-A06-93RL12359) (Incorporated by reference to Exhibit No. 10(a) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 28

    1. Modification No. 1 dated October 25, 1993 (Incorporated by reference to Exhibit No. 10(n)(1) to Annual Report on Form 10-K Registrant No. 1-12248 filed with the Commission on May 25, 1994.)

 10(n) Massachusetts Water Resources Authority Agreement with ICF Kaiser
       Engineers, Inc. through its wholly owned subsidiary of ICF Kaiser Engineers of Massachusetts, Inc. for construction management services for Boston Harbor Project--Deer Island Related Facilities, Contract No. 5622 (June 1990) (Incorporated by reference to Exhibit No. 10(h) to Quarterly Report on Form 10-Q Registrant No. 0-18025 for the second quarter of fiscal 1991 filed with the Commission on October 12, 1990) (Amendment Nos. 1-3 incorporated by reference to Exhibit No. 10(n)(1-3) to Annual Report on Form 10-K Registrant No. 0-18025 for the fiscal year ended February 28, 1993 filed with the Commission on May 21, 1993)
       1. Amendment No. 4 and Amendment No. 4A each dated December 2, 1993
          [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(n)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1994 FILED IN PAPER ON MAY 20, 1994, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION is incorporated herein by reference thereto]
       2. Amendment No. 5 dated December 6, 1994 [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(n)(2) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1995 FILED IN PAPER ON MAY 23, 1995, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION is incorporated herein by reference thereto]

 10(o) Contract (#DE-AC3495RF00825) between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated as of April 4, 1995. [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(o) WAS FILED IN PAPER ON MAY 23, 1995, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION is incorporated herein by reference thereto]

 10(p) ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q Registrant No. 1-12248 (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)
    1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1995 filed with the Commission on May 23, 1995)
    2. Amendment No. 2 dated December 15, 1995

 10(q) Trust Agreement with Vanguard Fiduciary Trust Company dated as of March
       1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registration No. 33-51460) filed with the Commission on August 31, 1992)

Exhibit No. 10 -- Material Contracts (management contracts, compensatory plans, or arrangements.)

10(aa) Employment Agreement with James O. Edwards dated as of December 31,
       1994 (Incorporated by reference to Exhibit No. 10 (bb) to Annual Report on Form 10-K for fiscal 1995 Registrant No. 1-12248 filed with the Commission on May 23, 1995)

10(bb) ICF Kaiser International, Inc. Corporate Incentive Compensation Plan:
       Annual Incentive Plan (dated as of September 29, 1993) (Incorporated by reference to Exhibit No. 10(aa) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

10(cc) ICF Kaiser International, Inc. Non-employee Director Stock Option Plan
       (as amended and restated as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(bb) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 29

10(dd) Agreement with Alvin S. Rapp, Executive Vice President of the
       Registrant, dated November 1, 1993 (Incorporated by reference to Exhibit No. 10(ll) to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-70986) filed with the Commission on November 22, 1993)

10(ee) Employment Agreement with Marc Tipermas, Executive Vice President of the Registrant, effective as of March 1, 1994 (Incorporated by reference to Exhibit No. 10(ll) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on May 25, 1994).

10(ff) Employment Agreement with Stephen W. Kahane, Executive Vice President of the Registrant, effective as of March 1, 1994 (Incorporated by reference to Exhibit No. 10(mm) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on May 25, 1994).

10(gg) ICF Kaiser International, Inc. Senior Executive Officers Severance
       Plan as approved by the Compensation Committee of the Board of Directors on April 4, 1994, and adopted by the Board of Directors on May 5, 1994 (Incorporated by reference to Exhibit No. 10(nn) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on May 25, 1994).

10(hh) Employment Agreement with Michael K. Goldman, Executive Vice President of the Registrant, effective as of February 28, 1994. (Incorporated by reference to Exhibit No. 10(jj) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1995 filed with the Commission on May 23, 1995).

10(ii) Employment Agreement dated May 17, 1993, and February 1, 1995, with
       Richard K. Nason, Executive Vice President and Chief Financial Officer of the Registrant

Exhibit No. 11 -- Computation of Primary and Fully Diluted Earnings Per Share

Exhibit No. 21 -- Subsidiaries of the Registrant as of  March 1, 1996

Exhibit No. 23 -- Consent of Coopers & Lybrand L.L.P.

Exhibit No. 27 -- Financial Data Schedule



                                 (c) Reports on Form 8-K

     None


--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 30

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


                                              ICF Kaiser International, Inc.
                                                        (Registrant)



Date:  March 25, 1996                       By      /s/ James O. Edwards
                                               ---------------------------------
                                                       James O. Edwards,
                                            Chairman and Chief Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        (1) Principal executive officer


Date:  March 25, 1996                       By      /s/ James O. Edwards
                                               ---------------------------------
                                                       James O. Edwards,
                                            Chairman and Chief Executive Officer


                (2) Principal financial and accounting officer


Date: March 25, 1996                        By       /s/ Richard K. Nason
                                               ---------------------------------
                                                       Richard K. Nason,
                                                 Executive Vice President and
                                                    Chief Financial Officer


--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 31

                            (3) Board of Directors

Date: March 25, 1996                By
                                       --------------------------------
                                              Gian Andrea Botta,
                                                 Director

Date: March 25, 1996                By       /s/ Tony Coelho
                                       --------------------------------
                                                 Tony Coelho,
                                                  Director

Date: March 25, 1996                By      /s/ James O. Edwards
                                       --------------------------------
                                              James O. Edwards,
                                                  Director

Date: March 25, 1996                By     /s/ Maynard H. Jackson
                                       --------------------------------
                                            Maynard H. Jackson,
                                                 Director

Date: March 25, 1996                By      /s/ Thomas C. Jorling
                                       --------------------------------
                                              Thomas C. Jorling,
                                                   Director

Date: March 25, 1996                By      /s/ Frederic V. Malek
                                       --------------------------------
                                               Frederic V. Malek,
                                                    Director

Date: March 25, 1996                By       /s/ Rebecca P. Mark
                                       --------------------------------
                                               Rebecca P. Mark,
                                                   Director

Date: March 25, 1996                By      /s/ Richard K. Nason
                                       --------------------------------
                                               Richard K. Nason,
                                                    Director

Date: March 25, 1996                By     /s/ Robert W. Page, Sr.
                                       --------------------------------
                                             Robert W. Page, Sr.,
                                                   Director

Date: March 25, 1996                By        /s/ Marc Tipermas
                                       --------------------------------
                                                Marc Tipermas,
                                                   Director


--------------------------------------------------------------------------------
ICF Kaiser International, Inc. Report on Form 10-K
for the ten months ended December 31, 1995.                              Page 32

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICF Kaiser International, Inc. and subsidiaries as of December 31, 1995 and February 28, 1995, and the consolidated results of their operations and their cash flows for the ten months ended December 31, 1995, and for each of the two years in the period ended February 28, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                        COOPERS & LYBRAND L.L.P.

Washington, D.C.
March 8, 1996

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (In thousands, except shares)

--------------------------------------------------------------------------------

                                                      December 31, February 28,
                                                          1995         1995
                                                      -----------  -----------
 ASSETS
 Current Assets
     Cash and cash equivalents                          $ 16,357     $ 28,233
     Contract receivables, net                           228,239      139,860
     Prepaid expenses and other current assets            20,911       10,872
     Deferred income taxes                                11,934       13,553
                                                        --------     --------
             Total Current Assets                        277,441      192,518
                                                        --------     --------

 Fixed Assets
     Furniture, equipment, and leasehold improvements     42,909       42,557
     Less depreciation and amortization                  (33,369)     (29,648)
                                                        --------     --------
                                                           9,540       12,909
                                                        --------     --------

 Other Assets
     Goodwill, net                                        49,259       47,945
     Investments in and advances to affiliates            10,213        8,022
     Due from officers and employees                       1,053        1,826
     Other                                                22,011       18,202
                                                        --------     --------
                                                          82,536       75,995
                                                        --------     --------
                                                        $369,517     $281,422
                                                        ========     ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
     Current portion of long-term debt                  $  5,041     $    578
     Accounts payable and subcontractors payable          86,429       33,452
     Accrued salaries and employee benefits               53,060       30,549
     Accrued interest                                      7,414        2,528
     Other accrued expenses                               18,594       13,359
     Income taxes payable                                    801          644
     Deferred revenue                                     14,327       11,013
     Other                                                 7,186        8,755
                                                        --------     --------
             Total Current Liabilities                   192,852      100,878
                                                        --------     --------

 Long-term Liabilities
     Long-term debt, less current portion                120,112      126,733
     Other                                                 5,706        6,397
                                                        --------     --------
                                                         125,818      133,130
                                                        --------     --------

 Commitments and Contingencies

 Minority Interests in Subsidiaries                        2,633          173

 Redeemable Preferred Stock,
     liquidation value $20,000                            19,787       19,617
 Common Stock, par value $.01 per share:
     Authorized-90,000,000 shares
     Issued and outstanding-21,263,828 and
      21,011,369 shares                                      213          210
 Additional Paid-in Capital                               64,654       63,786
 Notes Receivable Related to Common Stock                 (1,732)      (1,732)
 Retained Earnings (Deficit)                             (32,894)     (33,343)
 Cumulative Translation Adjustment                        (1,814)      (1,297)
                                                        --------     --------
                                                        $369,517     $281,422
                                                        ========     ========

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                         Ten Months
                                                            Ended      Year Ended February 28,
                                                         December 31,  -----------------------
                                                             1995           1995         1994
-----------------------------------------------------------------------------------------------
 Gross Revenue                                          $    916,744   $   861,518   $  651,657
   Subcontract and direct material costs                    (493,971)     (405,819)    (272,169)
   Equity in income of joint ventures
       and affiliated companies                                3,123         4,087        3,220
                                                        ------------   -----------   ----------
 Service Revenue                                             425,896       459,786      382,708

 Operating Expenses
   Direct cost of services and overhead                      359,887       393,096      323,828
   Administrative and general                                 40,647        43,770       45,842
   Depreciation and amortization                               8,357         9,232        9,559
   Unusual items, net                                           (500)            -        8,709
                                                        ------------   -----------   ----------
 Operating Income (Loss)                                      17,505        13,688       (5,230)

 Other Income (Expense)
   Gain (loss) on sale of investment                               -           551         (925)
   Interest income                                             2,053         1,799        1,490
   Interest expense                                          (13,255)      (14,799)      (8,212)
                                                        ------------   -----------   ----------
 Income (Loss) Before Income Taxes,
   Minority Interests, and Extraordinary Item                  6,303         1,239      (12,877)
   Income tax provision (benefit)                              2,091         2,900         (349)
                                                        ------------   -----------   ----------
 Income (Loss) Before Minority Interests
   and Extraordinary Item                                      4,212        (1,661)     (12,528)
   Minority interests in net income of subsidiaries            1,960             -            -
                                                        ------------   -----------   ----------

 Net Income (Loss) Before Extraordinary Item                   2,252        (1,661)     (12,528)
   Extraordinary loss on early extinguishment of debt              -             -       (5,969)
                                                        ------------   -----------   ----------

 Net Income (Loss)                                             2,252        (1,661)     (18,497)
   Preferred stock dividends and accretion                     1,803         2,154        4,896
   Redemption of redeemable preferred stock                        -             -        1,929
                                                        ------------   -----------   ----------

 Net Income (Loss) Available for Common Shareholders    $        449   $    (3,815)  $  (25,322)
                                                        ============   ===========   ==========


 Primary and Fully Diluted Net Income (Loss)
   Per Common Share:
   Before extraordinary item                            $       0.02   $     (0.18)  $    (0.92)
   Extraordinary loss on early extinguishment of debt              -             -        (0.29)
                                                        ------------   -----------   ----------
       Total                                            $       0.02   $     (0.18)  $    (1.21)
                                                        ============   ===========   ==========


 Primary and Fully Diluted Weighted Average
   Common and Common Equivalent
   Shares Outstanding                                         21,517        20,957       20,886
                                                        ============   ===========   ==========

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (In thousands, except shares)

--------------------------------------------------------------------------------

                                  Series 1 Junior                                      Notes
                                    Convertible                                      Receivable
                                  Preferred Stock        Common Stock     Additional   Related   Retained   Cumulative   ESOP
                                 -----------------  ---------------------   Paid-in   to Common  Earnings  Translation Guaranteed
                                 Shares  Par Value    Shares    Par Value   Capital     Stock    (Deficit)  Adjustment Bank Loan
                                 ------  ---------  ----------  --------- ---------- ---------- ---------- ----------- ----------
 Balance, March 1, 1993              69  $   6,900  21,303,807  $   213   $  65,040  $ (2,725)  $  (4,206) $   (1,701) $  (5,000)
   Net loss                           -          -           -        -           -         -     (18,497)          -          -
   Preferred stock dividends          -          -           -        -           -         -      (4,670)          -          -
   Preferred stock accretion          -          -           -        -           -         -        (226)          -          -
   Redemption of redeemable
      preferred stock                 -          -           -        -           -         -      (1,929)          -          -
   Repurchase of preferred stock    (69)    (6,900)          -        -       2,050         -           -           -          -
   Issuances of common stock          -          -     231,249        2       1,056         -           -           -          -
   Repurchases of
      common stock                    -          -    (610,468)      (6)     (3,716)        -           -           -          -
   Issuance of warrants               -          -           -        -         900         -           -           -          -
   Repurchase of warrants             -          -           -        -      (1,909)        -           -           -          -
   Payments received on notes
      receivable                      -          -           -        -           -       993           -           -          -
   Decrease in loan balance           -          -           -        -           -         -           -           -      5,000
   Foreign currency translation
      adjustment                      -          -           -        -           -         -           -         (40)         -
   Other                              -          -           -        -         151         -           -           -          -
                                 ------  ---------  ----------  --------- ---------- ---------- ---------- ----------- ----------

 Balance, February 28, 1994           -          -  20,924,588      209      63,572    (1,732)    (29,528)     (1,741)         -

   Net loss                           -          -           -        -           -         -      (1,661)          -          -
   Preferred stock dividends          -          -           -        -           -         -      (1,950)          -          -
   Preferred stock accretion          -          -           -        -           -         -        (204)          -          -
   Issuances of common stock          -          -     161,781        2         393         -           -           -          -
   Repurchases of
      common stock                    -          -     (75,000)      (1)       (179)        -           -           -          -
   Foreign currency translation
      adjustment                      -          -           -        -           -         -           -         444          -
                                 ------  ---------  ----------  --------- ---------- ---------- ---------- ----------- ----------

 Balance, February 28, 1995           -          -  21,011,369      210      63,786    (1,732)    (33,343)     (1,297)         -

   Net income                         -          -           -        -           -         -       2,252           -          -
   Preferred stock dividends          -          -           -        -           -         -      (1,633)          -          -
   Preferred stock accretion          -          -           -        -           -         -        (170)          -          -
   Issuances of common stock          -          -     314,422        4       1,167         -           -           -          -
   Repurchases of
      common stock                    -          -     (61,963)      (1)       (256)        -           -           -          -
   Foreign currency translation
      adjustment                      -          -           -        -           -         -           -        (517)         -
  Other                               -          -           -        -         (43)        -           -           -          -
                                 ------  ---------  ----------  --------- ---------- ---------- ---------- ----------- ----------
 Balance, December 31, 1995           -  $       -  21,263,828  $   213   $  64,654  $ (1,732) $  (32,894) $   (1,814)  $      -
                                 ======  =========  ==========  ========= ========== ========== ========== =========== ==========

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

--------------------------------------------------------------------------------

                                                                           Ten Months
                                                                              Ended           Year Ended February 28,
                                                                           December 31,     --------------------------
                                                                               1995            1995            1994
                                                                           ------------      ---------       ---------
 OPERATING ACTIVITIES
 Net income (loss)                                                             $  2,252      $ (1,661)       $(18,497)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                  8,357         9,232           9,559
   Provision for losses on contract receivables                                     601         1,320           2,241
   Provision for deferred income taxes                                            1,253         2,500            (714)
   Earnings less than (in excess of) cash distributions from
      joint ventures and affiliated companies                                    (1,105)          972          (1,708)
   Minority interests in net income of subsidiaries                               1,960            --              --
   (Gain) loss on sale of investment                                                 --          (551)            925
   Unusual items, net of cash                                                      (500)           --           7,786
   Extraordinary loss on early extinguishment of debt                                --            --           5,969
   Premium paid on reacquisition of senior subordinated notes                        --            --          (4,250)
   Changes in operating assets and liabilities, net of acquisitions:
      Contract receivables, net                                                 (88,743)      (13,014)         26,292
      Prepaid expenses and other current assets                                  (3,826)        4,471           4,614
      Other assets                                                               (4,953)       (1,268)           (745)
      Accounts payable and accrued expenses                                      78,801         2,218         (10,233)
      Income taxes payable                                                          157           297          (2,478)
      Deferred revenue                                                            3,314         2,551          (2,412)
      Other liabilities                                                          (3,625)       (5,103)         (2,660)
   Other operating activities                                                        --           219             418
                                                                               --------      --------        --------
      Net Cash Provided by (Used in) Operating Activities                        (6,057)        2,183          14,107
                                                                               --------      --------        --------
 INVESTING ACTIVITIES
 Investments in subsidiaries and affiliates, net of cash acquired                (2,010)         (622)         (2,755)
 Sales of subsidiaries and subsidiary assets                                        735         2,600              --
 Purchases of fixed assets                                                       (1,759)       (2,426)         (1,388)
 Proceeds from sales of fixed assets                                              1,035            --              --
 Other investing activities                                                          --          (600)             --
                                                                               --------      --------        --------
      Net Cash Used in Investing Activities                                      (1,999)       (1,048)         (4,143)
                                                                               --------      --------        --------

 FINANCING ACTIVITIES
 Borrowings under credit facility agreement                                      16,000         5,000          10,000
 Principal payments on credit facility agreement and other borrowings           (17,173)       (1,172)        (47,010)
 Proceeds from issuance of senior subordinated notes and related warrants            --            --         121,488
 Reacquisition of senior subordinated notes and related warrants                 (1,363)           --         (31,559)
 Repurchases of redeemable preferred stock and related warrants                      --          (799)        (27,363)
 Repurchase of preferred stock                                                       --            --          (4,850)
 Subsidiary capital contribution from minority interest                             500            --              --
 Proceeds from issuances of common stock                                            406           395             640
 Repurchases of common stock                                                       (257)         (180)         (3,722)
 Principal payments from notes receivable related to common stock                    --            --             993
 Preferred stock dividends                                                       (1,471)       (1,950)         (5,321)
 Debt issuance costs                                                                 --          (149)         (6,307)
 Other financing activities                                                          55            --             151
                                                                               --------      --------        --------
      Net Cash Provided by (Used in) Financing Activities                        (3,303)        1,145           7,140
                                                                               --------      --------        --------
 Effect of Exchange Rate Changes on Cash                                           (517)          444             (40)
                                                                               --------      --------        --------
 Increase (Decrease) in Cash and Cash Equivalents                               (11,876)        2,724          17,064
 Cash and Cash Equivalents, Beginning of Period                                  28,233        25,509           8,445
                                                                               --------      --------        --------
 Cash and Cash Equivalents, End of Period                                      $ 16,357      $ 28,233        $ 25,509
                                                                               --------      --------        --------

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A--ORGANIZATION AND NATURE OF OPERATIONS

          ICF Kaiser International, Inc. (ICF Kaiser or the Company) was formed on October 19, 1987, as a holding company for the ICF Kaiser family of companies developed and acquired. These companies provide engineering, construction, program management, and consulting services primarily to the public and private environmental, infrastructure, industry, and energy markets domestically and internationally.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation: The consolidated financial statements include all subsidiaries (including Kaiser-Hill Company, LLC, effective July 1,
1995) that are controlled by ICF Kaiser. Certain of ICF Kaiser's subsidiaries are partially owned by outside parties. For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of these subsidiaries are included in ICF Kaiser's consolidated financial statements and the outside parties' interests are reflected as minority interests. Investments in unconsolidated joint ventures and affiliated companies are accounted for using the equity method. The difference between the carrying value of investments accounted for under the equity method and the Company's underlying equity is amortized on a straight-line basis over the lives of the underlying assets. All significant intercompany balances and transactions have been eliminated.

          Significant Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Change in Fiscal Year: The Company changed from a fiscal year ending February 28 to a fiscal year ending December 31, effective December 31, 1995. As a result, the accompanying financial statements include consolidated operations for the ten months ended December 31, 1995 and for the years ended February 28, 1995 and 1994.

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

          Cash Equivalents and Restricted Cash: ICF Kaiser considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. Other assets as of December 31, 1995 and February 28, 1995 included $600,000 of restricted cash and short-term investments, which supported a letter of credit for one of ICF Kaiser's subsidiaries.

          Fixed Assets: Furniture and equipment are carried at cost, or fair value at acquisition if acquired through a purchase of a business, and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. Leasehold improvements are carried at cost and are amortized using the straight-line method over the remaining lease term.

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

          Goodwill: Goodwill represents the excess of cost over the fair value of the net assets of acquired businesses and is amortized using the straight-line method over periods ranging from five to 40 years. The Company evaluates the recoverability of goodwill on an annual basis by examining undiscounted operating income. Accumulated amortization was $12,785,000 and $11,148,000 at December 31, 1995 and February 28, 1995, respectively.

          Income Taxes: The Company provides for deferred income taxes using the liability method on temporary differences between financial reporting and income tax reporting, which primarily relate to reserves for adjustments and allowances. If necessary, management records a valuation allowance for deferred tax assets. The most significant permanent differences between book and taxable income are nondeductible goodwill amortization, minority interest earnings of a consolidated subsidiary, the effect of foreign taxes, and differences between the book and tax basis of businesses sold.

          Income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries, because the Company intends to continue the operations and reinvest the undistributed earnings indefinitely. Undistributed earnings of foreign subsidiaries for which income taxes have not been provided amounted to approximately $5.7 million at December 31, 1995.

          Net Income (Loss) Per Common Share: Net income (loss) per common share is computed using net income (loss) available for common shareholders, as adjusted under the modified treasury stock method, and the weighted average number of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents include stock options and warrants and additional shares which will be or may be issued in connection with acquisitions. The adjustments required by the modified treasury stock method and for acquisition-related contingencies were anti-dilutive for all loss periods presented and immaterial to the income period presented. Therefore, the adjustments were excluded from earnings per share computations.

          Concentrations of Credit Risk: The Company maintains cash balances primarily in overnight Eurodollar deposits, investment-grade commercial paper, bank certificates of deposit, and U.S. government securities. ICF Kaiser grants uncollateralized credit to its customers. Approximately 64% of ICF Kaiser's contract receivables at December 31, 1995 are from the U.S. government (see Note
D). When practical and in order to mitigate its credit risk to commercial customers, ICF Kaiser obtains advance funding of costs for industrial construction work.

          Long-Lived Assets: The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective for financial statements for fiscal years beginning after December 15, 1995. It is the Company's current policy to evaluate all long-lived assets on a periodic basis for asset impairment. Therefore, upon formal adoption of this statement in 1996, management does not expect that there will be a material adverse effect on the Company's financial position or operations.

          Stock-Based Compensation: The FASB also recently issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which encourages companies to adopt a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. Alternatively, SFAS No. 123 requires the provision of pro forma disclosures of net income and earnings per share as if the fair value method had been adopted when the fair value method is not reflected in the financial statements. The Company has not yet determined whether it will adopt a fair value method of accounting for stock-based compensation or provide pro forma disclosures. The impact of the adoption of this statement on the financial statements cannot be reasonably estimated at this time. The requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

          Reclassifications: Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 1995 financial statements.

NOTE C--DIVESTITURES

          The Company sold a 20% interest in a subsidiary during the year ended February 28, 1995, resulting in a $551,000 pretax gain. During the year ended February 28, 1994, ICF Kaiser sold a portion of its energy engineering business, resulting in a $925,000 pretax loss.

NOTE D--CONTRACT RECEIVABLES

     Contract receivables consist of the following (in thousands):

--------------------------------------------------------------------------------

                                 December 31,  February 28,
                                     1995          1995
                                 ------------  ------------
U.S. government agencies:
   Currently due                   $ 26,162      $ 36,752
   Retention                          1,870         2,026
   Unbilled                         123,890        34,273
                                   --------      --------

                                    151,922        73,051
                                   --------      --------
Commercial clients and state
   and municipal governments:
   Currently due                     64,121        69,317
   Retention                          5,361         4,522
   Unbilled                          16,270         2,834
                                   --------      --------

                                     85,752        76,673
                                   --------      --------

                                    237,674       149,724
Less allowances for
   uncollectible receivables          9,435         9,864
                                   --------      --------

                                   $228,239      $139,860
                                   ========      ========

--------------------------------------------------------------------------------

     U.S. government receivables arise from U.S. government prime contracts and subcontracts. The significant increase in the unbilled U.S. government receivables is due primarily to a contract between the U.S. Department of Energy
(DOE) and Kaiser-Hill Company, LLC (Kaiser-Hill) to perform services at DOE's Rocky Flats Environmental Technology Site in Colorado. Unbilled receivables result from revenue that has been earned but was not billed as of the end of the period. The unbilled receivables can be invoiced at contractually defined intervals and milestones, as well as upon completion of the contract or the federal government cost audit. Generally, retention is not expected to be realized within one year; consistent with industry practice, these receivables are classified as current. Management anticipates that the remaining unbilled receivables will be substantially billed and collected within one year.

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

NOTE E--JOINT  VENTURES AND AFFILIATED COMPANIES

   ICF Kaiser has ownership interests in certain unconsolidated corporate joint ventures and affiliated companies. The Company's net investments in and advances to these corporate joint ventures and affiliated companies are summarized as follows (in thousands):

--------------------------------------------------------------------------------

                              Ownership
                             Interest at
                             December 31,     December 31,  February 28,
                                 1995             1995          1995
                             ------------     ------------  ------------
Gary PCI Ltd. L.P.                50%           $ 5,257       $ 4,315
LIFAC North America               50%             1,535         1,914
Other                         20% to 50%          3,421         1,793
                                                -------       -------

                                                $10,213       $ 8,022
                                                =======       =======

--------------------------------------------------------------------------------

   Combined summarized financial information of all of ICF Kaiser's corporate joint ventures and affiliated companies is as follows (in thousands):

--------------------------------------------------------------------------------

                             December 31,     February 28,  February 28,
                                 1995             1995          1994
                             ------------     ------------  ------------
Current assets                  $19,082         $15,103       $27,041
Non-current assets               42,400          12,723         6,608
Current liabilities              31,703          15,875        19,034
Non-current  liabilities            446              55           455
Gross revenue                    41,262          52,616        51,282
Net income                        6,606           8,430         8,908

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

NOTE F--LONG-TERM DEBT

     ICF Kaiser's long-term debt is as follows (in thousands):

--------------------------------------------------------------------------------

                                                      December 31,  February 28,
                                                          1995          1995
                                                      ------------  ------------
12% senior subordinated notes due 2003                  $123,550      $125,000
Revolving credit facility (interest at 9.0% at
 December 31, 1995)                                        5,000         5,000
Other notes, with interest at varying rates,
 payable in installments through 1998                         92         1,209
                                                        --------      --------


                                                         128,642       131,209
Less unamortized discount on 12%  senior                   3,489         3,898
 subordinated notes                                     --------      --------

                                                         125,153       127,311
Less current maturities                                    5,041           578
                                                        --------      --------

  Long-term debt                                        $120,112      $126,733
                                                        ========      ========

--------------------------------------------------------------------------------

     Scheduled maturities of long-term debt outstanding at December 31, 1995, are as follows: $5,041,000 in 1996, $21,000 in 1997, $30,000 in 1998, and
$123,550,000 in 2003.

     On January 11, 1994, ICF Kaiser issued 125,000 Units, each Unit consisting of $1,000 principal amount of the Company's 12% Senior Subordinated Notes due 2003 (12% Notes) and 4.8 warrants, each to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The warrants expire on December 31, 1998, and additional warrants may be issued under certain anti-dilution provisions. Of the net issue price of $121,487,500 ($125,000,000 less a $3,512,500 discount), $900,000 was allocated to the value of the 600,000 warrants and $120,587,500 to the 12% Notes. The net proceeds were used, in part, to retire the Company's 13.5% Senior Subordinated Notes due 1999 (13.5% Notes), to repurchase preferred stock, to repay the outstanding balance on the Company's then-existing revolving credit facility, and to repurchase warrants associated with the 13.5% Notes and preferred stock. The recapitalization resulted in a $6.0 million extraordinary charge (net of $0 tax benefit due to the unanticipated decline in fiscal 1994's fourth-quarter results) for the early extinguishment of debt and a $1.9 million charge to net income available for common shareholders to repurchase the Series 2C Senior Preferred Stock. In November 1995, the Company's insurance subsidiary repurchased 1,450 of the Units for $1.4 million. In March 1996, the interest rate on the 12% Notes was increased by one percent until the Company achieves and maintains a specified level of earnings (see Note I).

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

  The Company's obligations under the 12% Notes are subordinate to its obligations under the Company's revolving credit facility. Interest payments are due semiannually. The 12% Notes may not be prepaid at the Company's option prior to December 31, 1998. Subsequent to that date, the Company may prepay the 12% Notes at a premium. In addition, the Company agreed to certain business and financial covenants, including restrictions on indebtedness, dividends, acquisitions, and certain types of investments and asset sales. At December 31, 1995, the fair value of the 12% Notes was approximately $116.4 million. The fair value was computed using an average of recently quoted market prices obtained from financial institutions. Net debt issuance costs of $3.8 million and $4.2 million associated with the 12% Notes are classified as other assets at December 31, 1995 and February 28, 1995, respectively, in the accompanying balance sheets. These costs and the discount on the 12% Notes are being amortized over the life of the notes.

  The Company has a $60 million revolving credit facility (the Credit Facility) provided by a consortium of banks (the Banks). ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the Credit Facility, granted the Banks a security interest in their accounts receivable and certain other assets. The Credit Facility limits the payment of cash dividends, requires the maintenance of specified financial ratios, and has a $20 million limitation on cash borrowings. Total available credit is determined from a borrowing base calculation based on accounts receivable. ICF Kaiser and the Banks entered into amendments in 1995 that modified financial ratios and other terms of the Credit Facility. As of December 31, 1995, there were $5.0 million in borrowings outstanding under the Credit Facility, in addition to letters of
credit, and the Company had $23.5    million of available credit under the
Credit Facility. The Credit Facility contains Eurodollar and alternate base interest rate alternatives with margins dependent upon the Company's financial operating results, and expires on October 31, 1996. The outstanding letters of credit were $7.1 million at December 31, 1995, and issued principally to support performance guarantees under certain contracts.

  One of the Company's subsidiaries has a $50 million receivables purchase facility to support the working capital requirements of the subsidiary under its contract. The receivables purchase facility requires the subsidiary to maintain a specified tangible net worth and contains certain default provisions for delinquent receivables. Program fees consist of 0.30% per annum of the unused portion of the facility and 0.45% per annum of the used portion of the facility. The receivables purchase facility is non-recourse to ICF Kaiser International, Inc. and expires on June 30, 1998.

  There are 275,088 common stock warrants that were issued with the 13.5% Notes that remained outstanding following the repurchase of the other warrants in January 1994. The warrants expire on May 15, 1999, and are exercisable at any time for shares of ICF Kaiser Common Stock at $6.87 per share. Additional warrants may be required to be issued under certain anti-dilution provisions.

NOTE G--CONTINGENCIES

  In the course of the Company's normal business activities, various claims or charges have been asserted and litigation commenced against the Company arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, an adequate reserve has been provided for final judgments, if any, in excess of insurance coverage, that might be rendered against the Company in such litigation.

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

NOTE H--INCOME TAXES

  The components of income (loss) before income taxes and minority interests and the related provision (benefit) for income taxes are as follows (in thousands):

--------------------------------------------------------------------------------

                                      Ten Months
                                        Ended       Year Ended February 28,
                                     December 31,   ----------------------
                                         1995          1995       1994
                                       -------        ------    --------

Income (loss) before income
 taxes, minority interests, and
 extraordinary item:
  Domestic                             $ 7,419        $1,217    $(11,894)
  Foreign                               (1,116)           22        (983)
                                       -------        ------    --------

                                       $ 6,303        $1,239    $(12,877)
                                       =======        ======    ========
Provision (benefit) for income
 taxes:
  Federal:
    Current                            $   171        $  120    $      -
    Deferred                             2,020         2,328        (652)
                                       -------        ------    --------

                                         2,191         2,448        (652)
                                       -------        ------    --------
  State:
    Current                                258           100           -
    Deferred                               293           172         (62)
                                       -------        ------    --------

                                           551           272         (62)
                                       -------        ------    --------
  Foreign:
    Current                                409           180         365
    Deferred                            (1,060)            -           -
                                       -------        ------    --------

                                          (651)          180         365
                                       -------        ------    --------

                                       $ 2,091        $2,900    $   (349)
                                       =======        ======    ========

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

    The tax effects of the principal temporary differences and carryforwards that give rise to the Company's deferred tax asset are as follows (in thousands):

--------------------------------------------------------------------------------

                                                  December 31,   February 28,
                                                     1995            1995
                                                  ------------   ------------
Reserves for adjustments and allowances             $ 8,984        $ 8,507
Vacation and incentive compensation accruals          6,655          5,443
Litigation settlement                                (2,676)             -
Joint ventures                                       (1,969)        (1,610)
Net operating loss carryforwards                        711          2,247
Tax credit carryforwards                              2,077          1,063
Other                                                 1,482          1,233
                                                    -------        -------

Deferred income tax asset                            15,264         16,883
Valuation allowance                                  (3,330)        (3,330)
                                                    -------        -------

  Deferred income tax asset, net                    $11,934        $13,553
                                                    =======        =======

--------------------------------------------------------------------------------

    Because of the reported losses for the year ended February 28, 1994, a $3.3 million valuation allowance was established in that year for deferred tax assets. Although the level of pretax income has increased substantially since that period (with a corresponding increase in taxable income), the Company has maintained the valuation allowance. At December 31, 1995, the Company had deferred tax assets of $0.7 million related to net operating loss carryforwards, of which $0.5 million expire within the next five years and $0.2 million expire in 2008. Additionally, the Company has deferred tax assets of $2.1 million related to tax credit carryforwards, the majority of which expire in 1998 to 2009. Management believes that the Company's expected levels of pretax earnings, when adjusted for nondeductible expenses such as goodwill amortization, will generate sufficient future taxable income to realize the $11.9 million deferred tax asset (net) within the next five years.

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

    The effective income tax (benefit) rate varied from the federal statutory income tax rate because of the following differences:

--------------------------------------------------------------------------------

                                          Ten Months
                                            Ended       Year Ended February 28,
                                         December 31,   -----------------------
                                             1995          1995        1994
                                         -----------    ----------  -----------
Statutory tax rate (benefit)                 34.0%         34.0%      (34.0)%
                                            -----         -----      ------
Changes in tax rate (benefit) from:
  Goodwill amortization                      11.7          69.9         9.9
  Minority interest earnings of a
    consolidated subsidiary                 (11.0)            -           -
  Differences between book and tax basis
    of businesses sold                          -           7.4         7.3
  State income taxes                          5.8          14.5        (0.3)
  Foreign taxes (benefit)                    (9.2)         67.8         4.8
  Valuation allowance                           -             -         9.2
  Business meals, entertainment, and dues     5.1          30.9         1.4
  R&D credits                                (5.5)            -           -
  Subsidiary preferred dividends                -           1.9         0.1
  Adjustment of prior years' accruals         2.1           3.8        (2.4)
  Other                                       0.2           3.8         1.3
                                            -----         -----      ------

                                             (0.8)        200.0        31.3
                                            -----         -----      ------

                                             33.2%        234.0%      (2.7)%
                                            =====         =====      ======

--------------------------------------------------------------------------------

    One of the Company's consolidated subsidiaries, Kaiser-Hill, is a flow-through entity for tax purposes and is partially owned by an outside party. Accordingly, the provision for income taxes in the accompanying financial statements was computed based on the Company's taxable share of Kaiser-Hill's income. The tax rate effect of the outside party's share of income is reflected above as minority interest earnings of a consolidated subsidiary. Kaiser-Hill began operations during the ten months ended December 31, 1995.

    The tax provision for the year ended February 28, 1995 reflects the deemed dividend from the repatriation of overseas funds to the United States that currently could not be offset by foreign tax credits. For the past several years, the Company has had ongoing negotiations, filings, and litigation with the Internal Revenue Service (IRS) related to settlement of its tax liabilities and the liabilities associated with affiliates of acquired companies. During the year ended February 28, 1995, ICF Kaiser's 1989-1992 tax returns were accepted as filed, resulting in the receipt of refunds from the IRS with interest. An agreement also was reached with the IRS as to the amount of interest owed in connection with previously settled years (1977-1986). The overall impact on pretax earnings for the year ended February 28, 1995 was a reduction of net interest expense of $1.3 million related to interest refunds.

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

NOTE I--PREFERRED STOCK

     Preferred Stock of the Company is as follows (in thousands):

--------------------------------------------------------------------------------

                                                   December 31,   February 28,
                                                       1995           1995
                                                   ------------   ------------
Series 2D Senior Preferred Stock, par value
 $0.01 per share; liquidation value
 $20,000,000; 200 shares designated, issued,
 and outstanding                                      $20,000        $20,000
Less unamortized discount, warrant value, and
 issue costs                                             (213)          (383)
                                                      -------        -------
 Redeemable Preferred Stock                           $19,787        $19,617
                                                      =======        =======

--------------------------------------------------------------------------------

     Series 2D Senior Preferred Stock: The Series 2D Senior Preferred Stock (Series 2D Preferred Stock) together with five-year detachable warrants (Series 2D Warrants) were issued in fiscal 1992 for a price of $20,000,000 (less a discount of $100,000). Of the net price of $19,900,000, $400,000 was allocated to the value of the warrants and $19,500,000 was allocated to the value of the stock. The value of the Series 2D Preferred Stock was reduced further by issue costs.

     Dividends on the Series 2D Preferred Stock are $9,750 per share per annum, cumulative. Each of the shares has a liquidation preference of $100,000 ($20 million in the aggregate). The issue carries voting rights equal to 2,380,952 shares of ICF Kaiser Common Stock. The Series 2D Preferred Stock may be redeemed at ICF Kaiser's option at 106.25% of the original price and is subject to mandatory redemption at liquidation value on January 13, 1997. Because of technical limitations on the payment of dividends contained in the Indenture governing the Company's 12% Notes (see Note F), the Company did not pay the November 30, 1995 and February 29, 1996 accrued dividends in the aggregate amount of $975,000. Dividends in arrears at December 31, 1995 were $487,500.
If dividends are in arrears in excess of 100 days or redemption does not occur in January 1997, the holder of the Series 2D Preferred Stock will have the exclusive right to elect two additional directors and to prohibit or limit the Company from taking certain specified extraordinary actions without the holder's consent. In March 1996, the Company and the holders of the 12% Notes amended the Indenture to permit payment of all accrued but unpaid dividends (which were then paid) and all future dividends. As consideration for this amendment, the interest rate on the 12% Notes was increased by one percent from March 1996 until the Company achieves and maintains a specified level of earnings.

     The Series 2D Warrants expire in November 1997 and may be exercised for 2,680,952 shares of ICF Kaiser Common Stock at an exercise price of $6.90 per share. In lieu of exercising the warrants, the holder may, at the holder's option, require the Company to pay it cash or issue shares of ICF Kaiser's Common Stock equal to the difference between the current market price of the Company's common stock and 90% of the warrants' current exercise price. In the event that the Company cannot make a cash payment to the holder of the warrants without violating certain covenants contained in the Company's agreements relating to certain indebtedness, the Company will make such payment in common stock. Additional warrants may be issued under certain anti-dilution provisions.

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

     Junior Preferred Stock: The Company has authorized 200 shares of Series 1 Junior Convertible Preferred Stock, par value $0.01 per share, with a liquidation value of $20,000,000 and 500,000 shares of Series 4 Junior Preferred Stock, par value $0.01 per share, with a liquidation value of $500,000. There were no shares issued or outstanding on either series as of December 31, 1995 and February 28, 1995.

NOTE J--COMMON STOCK

     Notes Receivable Related to Common Stock: Notes receivable related to ICF Kaiser Common Stock pertain to promissory notes from certain current and former members of senior management in accordance with their compensation agreements collateralized by shares of ICF Kaiser Common Stock.

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

     Other: At December 31, 1995, ICF Kaiser was obligated to issue 396,167 shares of the Company's common stock pursuant to an agreement with a former employee. Accordingly, this liability has been recognized in the accompanying financial statements. The shares were issued in March 1996. 275,000 of these shares are being held by the Company pursuant to a pledge agreement as security for an amount receivable from the former employee.

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

NOTE K--LEASES

     Future minimum payments on noncancelable operating leases for office space and on other noncancelable operating leases with initial or remaining terms in excess of one year are as follows on December 31, 1995 (in thousands):

--------------------------------------------------------------------------------

                          1996            $  24,066
                          1997               19,949
                          1998               17,366
                          1999               15,701
                          2000               12,586
                       Thereafter            20,312
                                          ---------
                                          $ 109,980
                                          =========

--------------------------------------------------------------------------------

     The total rental expense for all operating leases was $24,950,000, $31,176,000, and $30,833,000 for the ten months ended December 31, 1995 and the years ended February 28, 1995 and 1994, respectively. Sublease rental income was $3,189,000, $3,944,000, and $2,225,000, for the ten months ended December 31, 1995 and the years ended February 28, 1995 and 1994, respectively. Minimum future sublease rentals to be received under noncancelable subleases during 1996 are approximately $1,967,000.

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

       Stock option activity under this plan and other options granted for the periods indicated is as follows:

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                                            Shares         Option Price
                                          ---------      ---------------

Balance, March 1, 1993                    1,946,000      $5.99 to $17.00

Granted                                     390,000      $4.17 to $ 6.79
Canceled                                    (10,000)     $8.25 to $12.83
Expired                                     (30,000)     $5.04 to $12.83
                                          ---------

Balance, February 28, 1994                2,296,000      $4.17 to $17.00

Granted                                     824,000      $2.34 to $ 4.41
Canceled                                   (453,000)     $2.64 to $16.23
Expired                                    (250,000)     $4.41 to $16.23
                                          ---------

Balance, February 28, 1995                2,417,000      $2.34 to $17.00

Granted                                     678,000      $3.50 to $ 4.42
Canceled                                   (257,000)     $8.25
Expired                                    (382,000)     $2.64 to $16.23
Exercised                                    (4,000)     $2.64 to $ 2.68
                                          ---------

Balance, December 31, 1995                2,452,000      $2.34 to $17.00
                                          =========

Exercisable at December 31, 1995          1,090,000      $2.34 to $17.00
                                          =========

--------------------------------------------------------------------------------

     At December 31, 1995, 1,985,835 shares were available for the granting of options. There were 242,000 exercisable options outstanding at an option price below the fair market value of ICF Kaiser Common Stock at December 31, 1995. In March 1995, the Company canceled 257,000 options granted to employees at an exercise price of $8.25 and granted 86,000 options to them at an exercise price of $4.09.

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

NOTE M--EMPLOYEE BENEFIT PLANS

     ICF Kaiser and certain of its subsidiaries sponsor a number of benefit plans covering substantially all employees who meet minimum length of service requirements. These plans include the ICF Kaiser International, Inc. Retirement Plan (Retirement Plan), a defined-contribution profit sharing plan that provides for contributions by the Company based on a percentage of covered compensation; the ICF Kaiser International, Inc. Section 401(k) Plan (401(k) Plan), a cash or deferred-compensation arrangement that allows employees to defer portions of their salary, subject to certain limitations; and the ICF Kaiser International, Inc. Employee Stock Ownership Plan (ESOP) under which the Company made contributions based on a percentage of covered compensation. Effective March 1, 1993, the Company made contributions equal to 20% of the first 4% of employee contributions to the 401(k) Plan and 2% of covered compensation to the ESOP. Effective March 1, 1994, the Company increased its matching contribution to the 401(k) Plan to 50% of the first 4% of employee contributions and discontinued contributions to the ESOP. Total expense for these plans for the ten months ended December 31, 1995 and the years ended February 28, 1995 and 1994 was $5,711,000, $6,466,000, and $8,041,000, respectively. As of December 31, 1995, the Retirement Plan, 401(k) Plan, and ESOP owned 1,036,437, 175,937, and 2,104,240 shares, respectively, of ICF Kaiser Common Stock.

     Certain of the Company's employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. Pension expense for these plans was $3,676,000, $2,525,000, and $2,150,000 for the ten months ended December 31, 1995 and the years ended February 28, 1995 and 1994, respectively.

NOTE N--OTHER POSTRETIREMENT BENEFITS

     The Company provides certain postretirement benefits to a limited group of retirees. The cost of these benefits is funded when paid and limited to a fixed amount per participant. The Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as of March 1, 1993, and recorded the transition obligation on the delayed recognition basis.

     The funded status of the plan is as follows (in thousands):

--------------------------------------------------------------------------------

                                                   December 31,   February 28,
                                                       1995           1995
                                                   ------------   ------------
Accumulated postretirement benefit obligation
 (APBO)                                              $  7,843       $  9,537
Unamortized  transition obligation                    (11,427)       (12,257)
Unrecognized net gain                                   5,554          4,121
                                                     --------       --------

Accrued postretirement benefit cost                  $  1,970       $  1,401
                                                     ========       ========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

     The net periodic postretirement benefit cost consists of the following (in thousands):

--------------------------------------------------------------------------------

                                         Ten Months
                                           Ended       Year Ended February 28,
                                        December 31,   -----------------------
                                            1995        1995            1994
                                        ------------   ------          ------

Interest cost                              $  541      $  920          $  938
Amortization of transition obligation         830         980             981
Amortization of unrecognized net gain        (214)          -               -
                                           ------      ------          ------

  Net periodic postretirement benefit
   cost                                    $1,157      $1,900          $1,919
                                           ======      ======          ======

--------------------------------------------------------------------------------

     All service cost related to the participants' benefits was included in the transition obligation.

     The discount rate at both December 31, 1995 and February 28, 1995 was 7%. The 1995 health care cost trend rate is 5%, effective until 2008 when the cost will be in excess of the Company's maximum obligation. If the trend rate was increased by 1% for each year, the APBO as of December 31, 1995 would increase by approximately 3%. Due to changes in assumptions made, including reductions in premiums paid by the Company, the APBO was reduced by approximately $1.6 million during the ten months ended December 31, 1995. These reductions in the APBO will be amortized over the average remaining life expectancy of the plan's participants.

NOTE O--BUSINESS SEGMENT, MAJOR CUSTOMERS, AND FOREIGN OPERATIONS

     Business Segment: ICF Kaiser operates predominantly in one industry segment in which it provides engineering, construction, program management, and consulting services.

     Major Customers: Gross revenue from major customers is as follows (in thousands):

--------------------------------------------------------------------------------

                                         Ten Months
                                           Ended      Year Ended February 28,
                                        December 31,  -----------------------
                                            1995         1995         1994
                                        ------------  ----------     --------

U.S. Department of Energy                 $623,149     $517,478      $312,889
U.S. Environmental Protection Agency        55,527       62,783        63,109
Other U.S. government agencies              41,182       44,969        49,105
                                          --------     --------      --------

  Total U.S. government                   $719,858     $625,230      $425,103
                                          ========     ========      ========

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

     Foreign Operations: Gross revenue and operating income from foreign operations and foreign assets of all consolidated subsidiaries and branches were as follows (in thousands):

--------------------------------------------------------------------------------

                                     Ten Months
                                       Ended          Year Ended February 28,
                                    December 31,     ------------------------
                                        1995           1995            1994
                                      --------       --------        --------
Foreign gross revenue:
  Europe                              $ 14,237       $ 16,758        $ 11,600
  Pacific                               28,002         35,189          21,997
  Other                                  1,189          2,122           2,793
                                      --------       --------        --------
                                        43,428         54,069          36,390
Domestic gross revenue                 873,316        807,449         615,267
                                      --------       --------        --------

  Total gross revenue                 $916,744       $861,518        $651,657
                                      ========       ========        ========

Foreign operating income (loss):
  Europe                              $  1,426       $  2,600        $  1,742
  Pacific                                2,511           (350)         (1,899)
  Other                                     20            (44)           (255)
                                      --------       --------        --------
                                         3,957          2,206            (412)
Domestic operating income (loss)        13,548         11,482          (4,818)
                                      --------       --------        --------

  Total operating income (loss)       $ 17,505       $ 13,688        $ (5,230)
                                      ========       ========        ========
Foreign assets:
  Europe                              $ 12,905       $  9,950        $  6,410
  Pacific                               11,024         14,813          14,626
  Other                                    137            182              14
                                      --------       --------        --------
                                        24,066         24,945          21,050
Domestic assets                        345,451        256,477         260,148
                                      --------       --------        --------

  Total assets                        $369,517       $281,422        $281,198
                                      ========       ========        ========

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

NOTE P--UNUSUAL ITEMS

     During the ten months ended December 31, 1995, the Company recorded $0.5 million in additional income (net), consisting of the following unusual items: income in settlement of litigation against the IRS, associated with an affiliate of an acquired company, net of an accrual for related expenses ($6.8 million); a charge to accrue the net settlement cost and legal expenses of other litigation ($4.6 million); a charge to accrue for severance for the termination of 110 employees in the engineering and international groups ($1.0 million); and a charge to accrue for consolidation of office space ($0.7 million). As a part of management's continuing efforts to identify areas in which costs can be reduced, the Company has chosen to terminate a group of underutilized employees and consolidate office space. Management expects that all actions associated with the termination of employees and office space consolidation will be completed by December 31, 1996.

     During the year ended February 28, 1994, the Company completed a corporate reorganization, performed a comprehensive review of its key business lines and its cost structure, and designed and implemented action plans intended to return the Company to long-term profitability. As a result, the Company recorded an $8.7 million pretax charge to cover the cost of downsizing the work force ($2.5 million), consolidating office space and renegotiating significant leases ($5.1 million), and restructuring certain international operations ($1.1 million).
All actions have been completed, and there is no further liability outstanding as of December 31, 1995 associated with this plan.

NOTE Q--SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows (in thousands):

--------------------------------------------------------------------------------

                                     Ten Months
                                       Ended          Year Ended February 28,
                                    December 31,     ------------------------
                                        1995           1995            1994
                                      --------       --------        --------
Cash payments for interest            $  7,898       $ 14,961        $ 10,565
Cash payments (refunds) for
 income taxes                            1,306         (1,026)           (106)

Non-cash transactions:
  Issuance of common stock in
   connection with an acquisition          765              -               -
  Decrease of ESOP guaranteed
   bank loan                                 -              -          (5,000)
  Sale of investment                         -            735           2,600

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

NOTE R--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for full fiscal quarters for the ten months ended December 31, 1995 and the year ended February 28, 1995 is presented in the following tables (in thousands, except per share amounts):

--------------------------------------------------------------------------------

  Ten Months Ended December 31, 1995:
                                                 Third      Second     First
                                                 Quarter    Quarter    Quarter
                                                 --------   --------   -------
Gross revenue                                    $319,870   $268,274   $192,983
Service revenue                                  $147,391   $117,645   $105,498
Operating income                                 $  5,815   $  5,497   $  3,762
Net income                                       $    896   $    575   $    163
Primary and fully diluted
  net income (loss) per common share             $   0.02   $   0.00   $  (0.02)
Market price per share:
  High                                           $   4.75   $   4.63   $   5.00
  Low                                            $   3.25   $   3.75   $   3.75

  Year Ended February 28, 1995:

                                      Fourth     Third      Second     First
                                      Quarter    Quarter    Quarter    Quarter
                                      --------   --------   --------   --------
Gross revenue                         $206,154   $235,912   $208,961   $210,491
Service revenue                       $111,372   $125,345   $109,919   $113,150
Operating income                      $  3,234   $  2,962   $  3,273   $  4,219
Net income (loss)                     $   (943)  $   (323)  $   (613)  $    218
Primary and fully diluted
  net income (loss) per common share  $  (0.07)  $  (0.04)  $  (0.05)  $  (0.02)
Market price per share:
  High                                $   4.38   $   4.13   $   2.63   $   3.88
  Low                                 $   2.63   $   2.38   $   2.00   $   2.25

--------------------------------------------------------------------------------

     At February 29, 1996 there were 21,398,053 shares of common stock outstanding held by 1,356 holders of record.

--------------------------------------------------------------------------------

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

NOTE S--COMPARATIVE STATEMENT OF OPERATIONS INFORMATION (UNAUDITED)

     Unaudited operating results for the ten months ended December 31, 1994 are as follows (in thousands):

--------------------------------------------------------------------------------

GROSS REVENUE                                                         $ 732,370
  Subcontract and direct material costs                                (343,369)
  Equity in income of joint ventures and
    affiliated companies                                                  2,995
                                                                      ---------

SERVICE REVENUE                                                         391,996

OPERATING EXPENSES
  Direct cost of services and overhead                                  337,120
  Administrative and general                                             34,292
  Depreciation and amortization                                           7,688
                                                                      ---------

OPERATING INCOME                                                         12,896

OTHER INCOME (EXPENSE)
  Gain on sale of investment                                                551
  Interest income                                                         1,492
  Interest expense                                                      (12,138)
                                                                      ---------

INCOME BEFORE INCOME TAXES                                                2,801
  Income tax provision                                                    2,962
                                                                      ---------

NET LOSS                                                              $    (161)
                                                                      =========

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                                (in thousands)

             COLUMN A                        COLUMN B             COLUMN C                COLUMN D        COLUMN E
----------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                           ------------------------
                                            Balance at     Charged to                                    Balance at
                                            beginning      costs and                                       end of
            Description                     of period       expenses       Other         Deductions        period
----------------------------------------------------------------------------------------------------------------------
Ten months ended December 31, 1995:
  Deducted from asset account
  Allowance for doubtful accounts            $9,864          $601          $62 (4)       $1,092 (1)      $9,435

  Deducted from asset account and
    included in other liabilities
  Provision for future losses
    on contracts                                843         1,119          545 (5)          233 (3)       2,274
                                            --------------------------------------------------------------------------
                                            $10,707        $1,720         $607           $1,325         $11,709
                                            ==========================================================================


Year ended February 28, 1995:
  Deducted from asset account
  Allowance for doubtful accounts           $10,197        $1,406           --           $1,739 (1)      $9,864

  Deducted from asset account and
    included in other liabilities
  Provision for future losses
    on contracts                                179           664           --               --             843
                                            --------------------------------------------------------------------------
                                            $10,376        $2,070           --           $1,739         $10,707
                                            ==========================================================================


Year ended February 28, 1994:
  Deducted from asset account
  Allowance for doubtful accounts            $8,977        $2,509           --           $1,289 (2)     $10,197

  Included in other liabilities
  Provision for future losses
    on contracts                                464            --           --              285 (3)         179
                                            --------------------------------------------------------------------------
                                             $9,441        $2,509           --           $1,574         $10,376
                                            ==========================================================================

(1) Reflects amounts written of against the allowance and related accounts receivable accounts and settlement of doubtful accounts.
(2) Reflects amounts written off against the allowance and related accounts receivable accounts.
(3)  Reflects losses charged against the provision for contract losses.
(4) Reflects net allowance for doubtful accounts from the purchase of a subsidiary.
(5) Reflects provision for future contract losses provided for in connection with the purchase of a subsidiary.