Form 10-Q
period 1996-03-31
ICF KAISER INTERNATIONAL INC
filed 1996-05-15
CIK 856200

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996        Commission File No. 1-12248


                        ICF KAISER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                                     54-1437073
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


    9300 Lee Highway, Fairfax, Virginia                   22031-1207
 (Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number including area code:  (703) 934-3600


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No

On April 30, 1996, there were 21,856,748 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

                        ICF KAISER INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q


                                                                     Page
Part I - Financial Information

   Item 1. Financial Statements:

           Consolidated Balance Sheets -
           March 31, 1996 and December 31, 1995..................      3

           Consolidated Statements of Operations -
           Three Months Ended March 31, 1996 and 1995............      4

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1996 and 1995............      5

           Notes to Consolidated Financial Statements............    6-7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........   7-11

Part II - Other Information

   Item 1.    Legal Proceedings..................................     11

   Item 2.    Changes in Securities..............................     11

   Item 3.    Defaults Upon Senior Securities....................     11

   Item 4.    Submission of Matters to a Vote of Security Holders     11

   Item 5.    Other Information..................................     11

   Item 6.    Exhibits and Reports on Form 8-K...................     11

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (In thousands, except shares)

                                                              March 31,    December 31,
                                                                1996          1995
- ---------------------------------------------------------------------------------------
                                                            (Unaudited)

ASSETS
Current Assets
 Cash and cash equivalents                                     $ 30,900        $ 16,357
 Contract receivables, net                                      215,081         228,239
 Prepaid expenses and other current assets                       12,376          20,911
 Deferred income taxes                                           10,933          11,934
                                                              ---------       ---------
   Total Current Assets                                         269,290         277,441
                                                              ---------       ---------

Fixed Assets
 Furniture, equipment, and leasehold improvements                45,381          42,909
 Less depreciation and amortization                             (34,718)        (33,369)
                                                              ---------       ---------
                                                                 10,663           9,540
                                                              ---------       ---------
Other Assets
 Goodwill, net                                                   49,660          49,259
 Investments in and advances to affiliates                       10,515          10,213
 Due from officers and employees                                  1,100           1,053
 Other                                                           20,398          22,011
                                                              ---------       ---------
                                                                 81,673          82,536
                                                              ---------       ---------
                                                               $361,626        $369,517
                                                              =========       =========

LIABILITIES AND SHAREHOLDERS'EQUITY
Current Liabilities
 Current portion of long-term debt                             $     24       $   5,041
 Accounts payable and subcontractors payable                     78,817          86,429
 Accrued salaries and employee benefits                          59,261          53,060
 Accrued interest                                                 3,837           7,414
 Other accrued expenses                                          11,295          18,594
 Income taxes payable                                               663             801
 Deferred revenue                                                11,872          14,327
 Other                                                            6,316           7,186
                                                              ---------       ---------
   Total Current Liabilities                                    172,085         192,852
                                                              ---------       ---------

Long-term Liabilities
 Long-term debt, less current portion                           129,173         120,112
 Other                                                            5,833           5,706
                                                              ---------       ---------
                                                                135,006         125,818
                                                              ---------       ---------
Commitments and Contingencies

Minority Interests in Subsidiaries                                3,906           2,633

Redeemable Preferred Stock,
 liquidation value $20,000                                       19,838          19,787
Common Stock, par value $.01 per share:
 Authorized-90,000,000 shares
 Issued and outstanding- 21,812,747 and 21,263,828 shares           218             213
Additional Paid-in Capital                                       65,693          64,654
Notes Receivable Related to Common Stock                         (1,732)         (1,732)
Retained Earnings (Deficit)                                     (32,109)        (32,894)
Cumulative Translation Adjustment                                (1,279)         (1,814)
                                                              ---------       ---------
                                                               $361,626        $369,517
                                                              =========       =========

           See notes to consolidated financial statements.

                 ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                      Three Months Ended March 31,
                                                                          1996          1995
                                                                     ----------------------------
                                                                              (Unaudited)
             GROSS REVENUE                                               $ 311,119    $189,130
              Subcontract and direct material costs                       (167,318)    (91,585)
              Equity in income of joint ventures
               and affiliated companies                                        724       1,297
                                                                         ---------   ---------
             SERVICE REVENUE                                               144,525      98,842

             OPERATING EXPENSES
              Direct cost of services and overhead                         118,645      84,239
              Administrative and general                                    15,805      12,693
              Depreciation and amortization                                  2,607       2,307
                                                                         ---------   ---------
             OPERATING INCOME (LOSS)                                         7,468        (397)

             OTHER INCOME (EXPENSE)
              Interest income                                                  230         514
              Interest expense                                              (4,100)     (4,001)
                                                                          ---------   ---------

             INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS        3,598      (3,884)
              Income tax provision (benefit)                                 1,001        (832)
                                                                         ---------   ---------

             INCOME (LOSS) BEFORE MINORITY INTERESTS                         2,597      (3,052)
              Minority interests in net income of subsidiaries               1,273           -
                                                                         ---------   ---------
             NET INCOME (LOSS)                                               1,324      (3,052)
              Preferred stock dividends and accretion                          539         539
                                                                         ---------   ---------
             NET INCOME (LOSS) AVAILABLE FOR COMMON SHAREHOLDERS         $     785    $ (3,591)
                                                                         =========   =========
             Primary and Fully Diluted
              Net Income (Loss) Per Common Share                             $0.04      $(0.17)
                                                                         =========   =========

             Primary and Fully Diluted Weighted Average
              Common and Common Equivalent Shares Outstanding               21,732      21,307
                                                                         =========   =========

   See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Three Months Ended March 31,
                                                                          1996       1995
                                                                   -----------------------------
                                                                           (Unaudited)
 OPERATING ACTIVITIES
 Net income (loss)                                                       $ 1,324   $(3,052)
 Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          2,607     2,307
    Provision for losses on contract receivables                             443       390
    Provision for deferred income taxes                                    1,001    (1,231)
    Earnings less than (in excess of) cash distributions from joint
      ventures and affiliated companies                                     (379)     (920)
   Unusual items                                                           2,958         -
   Minority interests in net income of subsidiaries                        1,273         -
   Changes in operating assets and liabilities,
      net of acquisitions:
      Contract receivables, net                                           12,742    (8,785)
      Prepaid expenses and other current assets                              654    (1,972)
      Other assets                                                           334         4
      Accounts payable and accrued expenses                               (7,210)    8,741
      Income taxes payable                                                  (138)      474
      Deferred revenue                                                    (2,490)      406
      Other liabilities                                                   (1,219)     (407)
   Other operating activities                                                 68         -
                                                                         -------   -------
        Net Cash Provided by (Used in) Operating Activities               11,968    (4,045)
                                                                         -------   -------

   INVESTING ACTIVITIES
   Purchases of fixed assets                                                (999)     (561)
   Investments in subsidiaries and affiliates, net of cash acquired          (51)     (255)
                                                                         -------   -------
        Net Cash Used in Investing Activities                             (1,050)     (816)
                                                                         -------   -------

   FINANCING ACTIVITIES
   Borrowings under credit facility agreement                             12,000     5,000
   Principal payments on credit facility agreement                        (8,000)        -
   Principal payments on other borrowings                                      -      (260)
   Reacquisition of senior subordinated notes and related warrants           (46)        -
   Proceeds from issuances of common stock                                   126        99
   Preferred stock dividends                                                (990)     (488)
                                                                         -------   -------
        Net Cash Provided by Financing Activities                          3,090     4,351
                                                                         -------   -------
   Effect of Exchange Rate Changes on Cash                                   535       (80)
                                                                         -------   -------
   Increase (Decrease) in Cash and Cash Equivalents                       14,543      (590)
   Cash and Cash Equivalents at Beginning of Period                       16,357    27,967
                                                                         -------   -------
   Cash and Cash Equivalents at End of Period                            $30,900   $27,377
                                                                         =======   =======

   SUPPLEMENTAL INFORMATION:
   Cash payments for interest                                            $ 7,656   $ 7,596
   Cash payments (refunds) for income taxes                              $   137   $  (857)

   NON-CASH TRANSACTIONS:
   Issuance of common stock in connection with an acquisition            $   350   $     -
   Issuance of common stock pursuant to an agreement with a
    former employee                                                      $   500   $     -


         See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
Note A - Basis of Presentation

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (the Company) (including Kaiser-Hill Company, LLC, effective July 1, 1995), except for the December 31, 1995 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the ten months ended December 31, 1995 and the information included in the Company's Transition Report to the Securities and Exchange Commission on Form 10-K for the ten months ended December 31, 1995. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the March 31, 1996 financial statements.

Note B - Significant Estimates

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

Note C- Minority Interests in Subsidiaries

Certain of the Company's subsidiaries are partially owned by outside parties. For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of these subsidiaries are included in the Company's consolidated financial statements and the outside parties' interests are reflected as minority interests.

Note D - Net Income (Loss) Per Common Share

Net income (loss) per common share is computed using net income (loss) available for common shareholders, as adjusted under the modified treasury stock method, and the weighted average number of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents include stock options and warrants and additional shares which will be or may be issued in connection with acquisitions. The adjustments required by the modified treasury stock method and for acquisition-related contingencies were anti-dilutive for the loss period presented and immaterial to the income period presented. Therefore, the adjustments were excluded from earnings per share computations.

Note E - Long-term Debt

The Company recently completed negotiations to replace its Credit Facility with Chemical Bank. The Company's new $40 million revolving credit facility became effective May 6, 1996 and replaced the former Credit Facility which was due to expire October 31, 1996. The new credit facility expires June 30, 1998 and is provided by a lead bank and two other banks (the Banks) with terms and covenants similar to those under the former Credit Facility. ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the new credit facility, have granted the Banks a security interest in their accounts receivable and certain other assets. The new credit facility limits the payments of cash dividends on common stock and requires the maintenance of specified financial ratios. Total available credit is determined from a borrowing base calculation based on eligible accounts receivable (billed and unbilled).

Note  F - Contingencies

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

Note G - Unusual Items

As of March 31, 1996, approximately 70 employees have been terminated in the Company's engineering and international groups and the resulting $0.5 million of severance payments have been charged against a $1.0 million accrual for severance recorded during the ten months ended December 31, 1995. At December 31, 1995, the Company also recorded $0.7 million to accrue for consolidation of office space. As of March 31, 1996, the Company has not yet implemented its plans for office space consolidation. Management expects that all actions associated with the termination of employees and office space consolidation will be completed by December 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

ICF Kaiser International, Inc. and Subsidiaries (the Company) is one of the nation's largest engineering, construction, program management, and consulting services companies, providing fully integrated capabilities to clients in four related market areas: environment, infrastructure, industry, and energy. The Company provides services to domestic and foreign clients in both the private and public sectors.

Change in Fiscal Year

The Company changed from a fiscal year ending February 28 to a fiscal year ending December 31, effective December 31, 1995. As a result, the comparative period financial statements for the three months ended March 31, 1995 have been restated to conform with the presentation used in the March 31, 1996 financial statements.

Operating Results for Three Months

The Company's operating income of $7.5 million for the three months ended March 31, 1996 was a $7.9 million increase from the $0.4 million operating loss recorded for the three months ended March 31, 1995. The increase in operating income partially resulted from a $2.4 million increase in operating income from the Company's operations at the Department of Energy's (DOE) Hanford, Washington site (Hanford). The 1996 results reflect higher award fees earned at Hanford. An additional $2.6 million of the increase in operating income was due to earnings (before minority interests) from the Performance Based Integrating Management Contract at DOE's Rocky Flats Environmental Technology Site in Colorado (Rocky Flats). The Rocky Flats contract was awarded in April 1995 to Kaiser-Hill Company, LLC (Kaiser-Hill), a limited liability company owned equally by ICF Kaiser and CH2M Hill Companies, Ltd. (CH2M Hill). The 1995 results reflect approximately $1.5 million of bidding costs incurred for the Rocky Flats contract. Work under the Rocky Flats contract began on July 1, 1995. Other increases in operating income include the recognition of additional revenues in 1996 as well as a reduction in certain corporate overhead costs.

          Operating income from engineering and construction operations declined $0.9 million from the three months ended March 31, 1995, partially offsetting the increases discussed above. This decline primarily resulted from increases in marketing activities in pursuit of large-scale projects.

The Company has expanded its commitment of resources towards marketing efforts in 1996, resulting in an increase in marketing expenses over 1995 levels. Management believes that the Company's continuing investment in its business development activities should result in additional contract awards in both the public and private sectors of its business.

Business Conditions

The Company's contract backlog decreased slightly to $4.3 billion at March 31, 1996 compared to $4.4 billion at December 31, 1995. The most significant addition to backlog in the period was from the signing in March 1996 of a two-year, $102 million contract to provide engineering and construction services for the initial phase of a $275 million mini-mill project for Nova Hut, a.s., an integrated steel maker based in the Ostrava region of the Czech Republic. The Company will oversee the construction of a mini-mill as well as future production and environmental upgrades to Nova Hut's existing integrated steelmaking facilities. The Company has been conducting preliminary engineering for the Nova Hut project since July 1994.

In January 1996, the Company was awarded a three-year contract extension, valued at more than $78 million, from the Massachusetts Water Resources Authority to continue providing construction management services for the Boston Harbor environmental cleanup project. Under the contract extension, the Company will continue to provide program support services, construction management services, and coordination for all construction activities through 1998.

The Company, through its subsidiary, ICF Kaiser Hanford Company, is currently teaming with five other nationally known firms in bidding on DOE's new management and integration contract at Hanford. The Company's response to DOE's request for proposals was submitted in March 1996. DOE has indicated that it would like the new contract to be in place in October 1996. The Company's existing contract to perform services at Hanford terminates in March 1997. Two other teams have also bid on the new contract; one of those teams includes Westinghouse Hanford Company (the incumbent management and operations contractor at the site). If the Company is unsuccessful in its bidding efforts on the new Hanford contract, the impact on the Company's operating income after 1996 could be significant unless the Company can replace such income with new contract awards.

The Company's consulting group had relatively consistent operating results between the three month periods ended March 31, 1996 and 1995 despite the delays in task-order assignments under contract awards due to the federal government impasse. The federal government's fiscal 1996 budget was not finalized until April 1996, which led to the federal government operating under a continuing resolution since October 1, 1995.

During the past six months the prospects for expansion of the Company's international business have improved. In addition to the above-mentioned Nova Hut contract, the Company continued a light rail project and was awarded an airport expansion project in the Philippines. The Company is currently pursuing international prospects in excess of $2 billion.

The Company has continued in its efforts to enhance profitability of its engineering business and is currently planning a realignment of several of its offices and has already terminated approximately 70 employees during the three months ended March 31, 1996 (see Note G to the consolidated financial statements). Management believes these endeavors, combined with other ongoing efforts described above, should positively impact the Company's future performance.

Results of Operations

The following table summarizes key elements in the Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995.

- --------------------------------------------------------------------------------
                                            Three Months Ended
                                                 March 31,

                                              1996         1995
- --------------------------------------------------------------------------------
                                           (dollars in millions)
Gross revenue                                 $311.1      $189.1
Service revenue                               $144.5      $ 98.8
Service revenue as a percentage of
 gross revenue                                  46.4%       52.2%
Operating expenses as a percentage of
 service revenue:
       Direct cost of services and
        overhead                                82.1%       85.2%
       Administrative and general               10.9%       12.8%
       Depreciation and amortization             1.8%        2.3%
Operating income (loss) as a percentage
 of service revenue                              5.2%      (0.4)%
- --------------------------------------------------------------------------------

Gross revenue represents services provided to customers with whom the Company has a primary contractual relationship. Included in gross revenue are costs of certain services subcontracted to third parties and other reimbursable direct project costs, such as materials procured by the Company on behalf of its customers.

Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies. The Company believes that it is appropriate to analyze operating margins and other ratios in relation to service revenue because such revenue and ratios reflect the work performed directly by the Company.

Operating profits (fees) generated by the Hanford and Rocky Flats contracts are based on performance and not revenue. A change in revenue between periods is likely to be disproportionate to the change in the fees. Consequently, changes in revenue may have an exaggerated impact on the Company's margins as measured on a percentage basis. In addition, because Kaiser-Hill is a consolidated subsidiary of the Company in 1996, operating income includes the portion of income generated under the Rocky Flats contract attributable to CH2M Hill. CH2M Hill's interest in Kaiser-Hill is reflected as a minority interest in subsidiaries in the Company's financial statements (see Note C to the consolidated financial statements.)

Revenue

Gross revenue for the three months ended March 31, 1996 increased $122.0 million, or 64.5%, to $311.1 million. The increase in gross revenue was primarily attributable to the commencement of work under the Rocky Flats contract which generated $129.8 million in gross revenue during the three months ended March 31, 1996. The increase was partially offset by a $9.9 million reduction in gross revenue under the Hanford contract due to federal budget reductions at the Hanford site. This reduced level of Hanford activity is expected to continue and may be reduced further during the remaining contract period; however, a reduction in the Hanford budget is not expected to have a significant impact on operating income due to the nature of the fee structure under this particular DOE contract.

Service revenue increased by $45.7 million for the three-month period ended March 31, 1996 as compared to the three-month period ended March 31, 1995. The increase was due primarily to $44.5 million generated under the Rocky Flats contract, offset by a $2.9 million decrease in service revenue under the Hanford contract. Service revenue as a percentage of gross revenue decreased to 46.4% for the three months ended March 31, 1996 from 52.2% for the three months ended March 31, 1995. The decrease in service revenue as a percentage of gross revenue is a result of the nature of the Rocky Flats contract. A significant portion of the gross revenue derived from the Rocky Flats contract includes the costs of services subcontracted to third parties.

Operating Expenses

Direct cost of services and overhead increased $34.4 million between the three-month periods ended March 31, 1996 and 1995. Costs of $41.3 million on the new Rocky Flats contract were offset by a $6.0 million reduction in Hanford costs attributable to the federal budget reductions discussed above. The Company's direct cost of services and overhead as a percentage of service revenue for the three months ended March 31, 1996 was comparable to the same period in the prior year.

Administrative and general expense increased $3.1 million, or 24.5%, between the three-month periods ended March 31, 1996 and 1995 but decreased from 12.8% to 10.9% as a percentage of service revenue. The increase in these costs is primarily attributable to the Company's increased commitment to marketing activities in 1996, including filling several key marketing positions within the Company, and the relatively high level of marketing expense associated with proposing and bidding large scale DOD and DOE contracts. The decrease in administrative and general expenses as a percentage of service revenue is attributed to the increase in service revenue in 1996 from the Rocky Flats contract which does not have a proportionate increase in administrative and general expenses.

Income Tax Expense

The Company's income tax provision was $1.0 million for the three months ended March 31, 1996 compared with an income tax benefit of $0.8 million for the three months ended March 31, 1995. For the three months ended March 31, 1995, permanent differences (such as the nondeductibility of goodwill) significantly reduced the Company's income tax benefit in a loss period. In 1996, due to higher pretax income levels, the relative effect of permanent differences on the effective tax rate is significantly decreased. The three months ended March 31, 1995 also included the effect of a repatriation of overseas funds to the United States which could not then be currently offset by foreign tax credits, resulting in an additional reduction of the income tax benefit for that period. The income tax provision for the three months ended March 31, 1996 was computed by excluding the minority interest in Kaiser-Hill's income because Kaiser-Hill is a flow-through entity for tax purposes and is partially owned by an outside party.

Liquidity and Capital Resources

During the three months ended March 31, 1996, cash and cash equivalents increased $14.5 million to $30.9 million. Operating activities generated $12.0 million in cash, primarily from operations at Kaiser-Hill. Other operating sources of cash included $7.0 million received from the Internal Revenue Service
(IRS) in settlement of litigation, while significant operating uses of cash included a $7.5 million interest payment on the Company's Senior Subordinated Notes (Senior Notes) and $3.7 million of payments for settlement costs of litigation. During the quarter, net borrowings under the Credit Facility provided $4.0 million in cash. Overall, cash was used in investing and financing activities for purchases of fixed assets ($1.0 million) and payment of dividends ($1.0 million). The next interest payment on the Senior Notes is due in June 1996.

A decrease in contract receivables, net between December 31, 1995 and March 31, 1996 was primarily due to the timing of the sale of receivables under the Kaiser-Hill receivables purchase facility at the end of March 1996. A decrease in other accrued expenses was primarily due to payments for settlement costs of litigation. The decrease in prepaid expenses and other current assets in 1996 was attributable to the $7.0 million received from the IRS referred to above. The IRS settlement is included in unusual items on the Statement of Cash Flows.

On May 6, 1996, the Company replaced its Credit Facility. The new $40 million revolving credit facility (New Facility) replaced the Credit Facility which was due to expire October 31, 1996. The New Facility expires June 30, 1998 and is provided by a lead bank and two other banks (the Banks) with terms and covenants similar to those under the Credit Facility. ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the New Facility, granted the Banks a security interest in their accounts receivable and certain other assets. The New Facility limits the payments of cash dividends on common stock and requires the maintenance of specified financial ratios. Total available credit is determined from a borrowing base calculation based on eligible accounts receivable (billed and unbilled).

Management believes that current projected levels of cash flows and the availability of financing, including New Facility borrowings, will be adequate to fund operations throughout the next twelve months. The Company's Series 2D Senior Preferred Stock is subject to mandatory redemption on January 13, 1997 in the amount of $20 million plus accrued dividends. The Company currently intends to use cash generated from operations and alternative financing sources to redeem this preferred stock on or before the redemption date. As of March 31, 1996, the Company had $9.0 million of borrowings, excluding letters of credit, outstanding under the Credit Facility. As of May 7, 1996, the Credit Facility was terminated (as discussed above) and all borrowings were repaid. As of May 7, 1996, cash borrowings outstanding under the New Facility were $5.5 million and letters of credit outstanding were $17.1 million.

                          Part II - Other Information


Item 1.  Legal Proceedings

         As previously reported in the Transition Report on Form 10-K for the ten months ended December 31, 1995.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The exhibits filed as part of this report are listed below:

No.10 (n) (3)  Amendment No. 6 to the Agreement with the Massachusetts Water
               Resources Authority for Construciton Management Services (January 1996)

No. 11  Computation of Primary and Fully Diluted Earnings Per Share

No. 27  Financial Data Schedule

        (b)  Report on Form 8-K

Report on Form 8-K filed on March 12, 1996, reporting financial results for the ten months ended December 31, 1995.

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ICF KAISER INTERNATIONAL, INC.
                                       (Registrant)



Date:  May 15, 1996                 /s/ Richard K. Nason
                                   -------------------------
                                   Richard K. Nason
                                   Executive Vice President and
                                    Chief Financial Officer
                                    (Duly authorized officer and
                                    principal financial officer)