Form 10-Q
period 1996-06-30
ICF KAISER INTERNATIONAL INC
filed 1996-08-14
CIK 856200

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996   Commission File No. 1-12248



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

  On July 31, 1996, there were 22,348,209 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

                        ICF KAISER INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q


                                                                                Page
Part I -  Financial Information

 Item 1.  Financial Statements:

          Consolidated Balance Sheets -
          June 30, 1996 and December 31, 1995..................................    3

          Consolidated Statements of Operations -
          Six Months Ended June 30,1996 and 1995..............................     4

          Consolidated Statements of Operations -
          Three Months Ended June 30, 1996 and 1995...........................     5

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1996 and 1995.............................     6

          Notes to Consolidated Financial Statements..........................   7-8

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................  8-12


Part 11 - Other Information

 Item 1.  Legal Proceedings...................................................    12

 Item 2.  Changes in Securities...............................................    12

 Item 3.  Defaults Upon Senior Securities.....................................    12

 Item 4.  Submission of Matters to a Vote of Security Holders................. 12-13

 Item 5.  Other Information...................................................    13

 Item 6.  Exhibits and Reports on Form 8-K..........................,,,,,,,...    14

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (In thousands, except shares)


                                                                         June 30,      December 31,
                                                                           1996            1995
                                                                       ----------------------------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS
 Cash and cash equivalent                                              $   15,185      $   16,357
 Contract receivables, net                                                219,293         228,239
 Prepaid expenses and other current assets                                  9,812          20,911
 Deferred income taxes                                                     11,357          11,934
                                                                       ----------       ---------
   Total Current Assets                                                   255,647         277,441
                                                                       ----------       ---------
Fixed Assets
 Furniture, equipment, and leasehold improvements                          47,166          42,909
 Less depreciation and amortization                                       (35,642)        (33,369)
                                                                       ----------       ---------
                                                                           11,524           9,540
                                                                       ----------       ---------
Other Assets
 Goodwill, net                                                             49,137           49,259
 Investments in and advances to affiliates                                 10,926           10,213
 Due from officers and employees                                              979            1,053
 Other                                                                     20,125           22,011
                                                                        ---------        ---------
                                                                           81,167           82,536
                                                                        ---------        ---------
                                                                        $ 348,338       $  369,517
                                                                        =========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current portion of long-term debt                                      $      24       $    5,041
 Accounts payable and subcontractors payable                               66,288           86,429
 Accrued salaries and employee benefits                                    58,673           53,060
 Accrued interest                                                           7,692            7,414
 Other accrued expenses                                                    13,618           18,594
 Income taxes payable                                                         632              801
 Deferred revenue                                                          12,518           14,327
 Other                                                                      7,051            7,186
                                                                        ---------        ---------
   Total Current Liabilities                                              166,496          192,852
                                                                        ---------        ---------
Long-term Liabilities
 Long-term debt, less current portion                                     120,281          120,112
 Other                                                                      5,387            5,706
                                                                        ---------        ---------
                                                                          125,668          125,818
                                                                        ---------        ---------
Commitments and Contingencies

Minority Interests in Subsidiaries                                          4,753            2,633

Redeemable Preferred Stock, liquidation value $20,000                      19,889           19,787
Common Stock, par value $.01 per share:
 Authorized - 90,000,000 shares
 Issued and outstanding - 21,856,750 and 21,263,828 shares                    218       `      213
Additional Paid-in Capital                                                 65,805           64,654
Notes Receivable Related to Common Stock                                   (1,732)          (1,732)
Retained Earnings (Deficit)                                               (31,029)         (32,894)
Cumulative Translation Adjustment                                          (1,730)          (1,814)
                                                                        ---------        ---------
                                                                        $ 348,338       $  369,517
                                                                        =========       ==========

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                                        Six Months Ended June 30,
                                                                           1996            1995
                                                                        -------------------------
                                                                                (Unaudited)
GROSS REVENUE                                                           $ 643,439       $ 385,204
 Subcontract and direct material costs                                   (350,716)       (183,814)
 Equity in income of joint ventures and affiliated companies                2,144           2,326
                                                                        ---------       ---------
SERVICE REVENUE                                                           294,867         203,716

OPERATING EXPENSES
 Direct cost of services and overhead                                     240,963         169,513
 Administrative and general                                                32,515          24,228
 Depreciation and amortization                                              5,306           4,701
                                                                        ---------       ---------
OPERATING INCOME                                                           16,083           5,274

OTHER INCOME (EXPENSE)
 Interest income                                                              423           1,020
 Interest expense                                                          (8,311)         (8,026)
                                                                        ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS                    8,195          (1,732)
 Income tax provision (benefit)                                             2,295            (118)
                                                                        ---------       ---------

INCOME (LOSS) BEFORE MINORITY INTERESTS                                     5,900          (1,614)
 Minority interests in net income of subsidiaries                           2,943               -
                                                                        ---------       ---------
NET INCOME (LOSS)                                                           2,957          (1,614)
 Preferred stock dividends and accretion                                    1,092           1,077
                                                                        ---------       ---------
NET INCOME (LOSS) AVAILABLE FOR COMMON SHAREHOLDERS                     $   1,865       $  (2,691)
                                                                        =========       =========

Primary and Fully Diluted
 Net Income (Loss) Per Common Share                                         $0.09          $(0.13)
                                                                        =========       =========

Primary and Fully Diluted Weighted Average
 Common and Common Equivalent Shares Outstanding                           21,785          21,345
                                                                        =========       =========


See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                               Three Months Ended June 30,
                                                                  1996           1995
                                                               -------------------------
                                                                      (Unaudited)
GROSS REVENUE                                                  $  332,320    $  196,074
  Subcontract and direct material costs                          (183,398)      (92,229)
  Equity in income of joint ventures and
    affiliated companies                                            1,420         1,029
                                                               ----------    ----------
SERVICE REVENUE                                                  150,342       104,874

OPERATING EXPENSES
  Direct cost of services and overhead                            122,318        85,274
  Administrative and general                                       16,710        11,535
  Depreciation and amortization                                     2,699         2,394
                                                               ----------    ----------
OPERATING INCOME                                                    8,615         5,671

OTHER INCOME (EXPENSE)
  Interest income                                                     193          506
  Interest expense                                                 (4,211)      (4,025)
                                                               ----------    ----------

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                   4,597         2,152
  Income tax provision                                              1,294           714
                                                               ----------    ----------

INCOME BEFORE MINORITY INTERESTS                                    3,303         1,438
  Minority interests in net income of subsidiaries                  1,670             -
                                                               ----------    ----------
NET INCOME                                                          1,633         1,438
  Preferred stock dividends and accretion                             553           538
                                                               ----------    ----------
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                   $    1,080    $      900
                                                               ==========    ==========

Primary and Fully Diluted
  Net Income Per Common Share                                  $     0.05    $     0.04
                                                               ==========    ==========

Primary and Fully Diluted Weighted Average
  Common and Common Equivalent Shares Outstanding                  21,846        21,400
                                                               ==========    ==========

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                 Six Months Ended June 30,
                                                                   1996             1995
                                                                ----------------------------
                                                                        (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                $    2,957    $    (1,614)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                       5,306          4,701
  Provision for losses on contract receivables                          826            883
  Provision for deferred income taxes                                   561           (502)
  Earnings in excess of cash distributions from
   joint ventures and affiliated companies                             (286)        (1,334)
  Unusual items, net                                                  1,528              -
  Minority interests in net income of subsidiaries                    2,943              -
  Changes in operating assets and liabilities,
   net of acquisitions:
   Contract receivables, net                                          8,147         (8,083)
   Prepaid expenses and other current assets                          3,041         (1,291)
   Other assets                                                         475         (1,422)
   Accounts payable and accrued expenses                            (13,466)        13,346
   Income taxes payable                                                (169)        (1,240)
   Deferred revenue                                                  (1,844)           825
   Other liabilities                                                   (121)           951
  Other operating activities                                            147              -
                                                                 ----------    -----------
     Net Cash Provided by Operating Activities                       10,045          5,220
                                                                 ----------    -----------
INVESTING ACTIVITIES
Purchases of fixed assets                                            (3,089)        (1,416)
Sale of fixed assets                                                     22            768
Investments in subsidiaries and affiliates, net of cash acquired       (725)        (1,527)
                                                                 ----------    -----------
     Net Cash Used in Investing Activities                           (3,792)        (2,175)
                                                                 ----------    -----------
FINANCING ACTIVITIES
Borrowings under credit facility agreement                           27,000          5,000
Principal payments on credit facility agreement                     (32,000)        (5,000)
Principal payments on other borrowings                                    -         (1,127)
Reacquisition of senior subordinated notes and related warrants         (46)             -
Distribution of income to minority interest                            (823)             -
Subsidiary capital contribution from minority interest                    -            500
Proceeds from issuances of common stock                                 213            268
Repurchases of common stock                                               -           (248)
Preferred stock dividends                                            (1,478)          (975)
Debt issuance costs                                                    (375)             -
                                                                 ----------    -----------
     Net Cash Used by Financing Activities                           (7,509)        (1,582)
                                                                 ----------    -----------
Effect of Exchange Rate Changes on Cash                                  84             84
                                                                 ----------    -----------
Increase (Decrease) in Cash and Cash Equivalents                     (1,172)         1,547
Cash and Cash Equivalents at Beginning of Period                     16,357         27,967
                                                                 ----------    -----------
Cash and Cash Equivalents at End of Period                       $   15,185    $    29,514
                                                                 ==========    ===========
SUPPLEMENTAL INFORMATION:
Cash payments for interest                                       $    7,904    $     7,748
Cash payments (refunds) for income taxes                         $      401    $       326
NON-CASH TRANSACTIONS:
Issuance of common stock in connection with an acquisition       $      350    $         -
Issuance of common stock pursuant to an agreement
   with a former employee                                        $      500    $         -

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC.  AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Basis of Presentation

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (the Company) (including Kaiser-Hill Company, LLC, effective July 1, 1995), except for the December 31, 1995 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the ten months ended December 31, 1995 and the information included in the Company's Transition Report to the Securities and Exchange Commission on Form 10-K for the ten months ended December 31, 1995. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the June 30, 1996 financial statements.

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

Note C - Minority Interests in Subsidiaries

Certain of the Company's subsidiaries are partially owned by outside parties. For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of these subsidiaries are included in the Company's consolidated financial statements and the outside parties' interests are reflected as minority interests.

Note D - Net Income (Loss) Per Common Share

Net income (loss) per common share is computed using net income (loss) available for common shareholders, as adjusted under the modified treasury stock method, and the weighted average number of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents include stock options and warrants and additional shares which will be or may be issued in connection with acquisitions. The adjustments required by the modified treasury stock method and for acquisition-related contingencies were anti-dilutive for the loss period presented and immaterial to the income periods presented. Therefore, the adjustments were excluded from earnings per share computations.

Note E - Long-term Debt

The Company's $40 million revolving credit facility became effective May 7, 1996, replacing the former credit facility with Chemical Bank which was due to expire October 31, 1996. The new credit facility expires June 30, 1998 and is provided by CoreStates Bank and two other banks (the Banks) with terms and covenants similar to those under the former credit facility. ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the new credit facility, have granted the Banks a security interest in their accounts receivable and certain other assets. The new credit facility limits the payments of cash dividends on common stock and requires the maintenance of specified financial ratios. Total available credit is determined from a borrowing base calculation based on eligible accounts receivable (billed and unbilled).

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

Note G - Unusual Items

During the ten months ended December 31, 1995, the Company recorded $0.5 million in additional income (net), consisting of the following unusual items: Income in settlement of litigation against the IRS, associated with an affiliate of an acquired company, net of an accrual for related expenses ($6.8 million); a charge to accrue the net settlement cost and legal expenses of other litigation ($4.6 million); a charge to accrue for severance for the termination of 110 employees in the engineering and international groups ($1.0 million); and a charge to accrue for consolidation of office space ($0.7 million). During the six months ended June 30, 1996, the net litigation income was received and $4.1 million of net settlement costs and legal expenses were paid. As of June 30, 1996, the Company completed its termination of employees in the Company's engineering group and its consolidation of office space. The termination of employees in several foreign offices within the international group is approximately 50% complete as of June 30, 1996 and management expects that all actions will be completed by December 31, 1996. As of June 30, 1996, a $0.1 million accrual remains outstanding associated with the termination of employees in the international group.

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

Change in Fiscal Year

The Company changed from a fiscal year ending February 28 to a fiscal year ending December 31, effective December 31, 1995. As a result, the comparative period financial statements for the three and six months ended June 30, 1995 have been restated to conform with the presentation used in the June 30, 1996 financial statements.

Operating Results for Six Months

The Company's operating income of $16.1 million for the six months ended June 30, 1996 was a $10.8 million increase from the $5.3 million of operating income recorded for the six months ended June 30, 1995. The increase in operating income partially resulted from a $4.2 million increase in operating income from the Company's operations at the Department of Energy's (DOE) Hanford, Washington site (Hanford), which reflects higher award fees earned in 1996 at Hanford. An additional $5.9 million of the increase in operating income was due to earnings (before minority interests) from the Performance Based Integrating Management Contract at DOE's Rocky Flats Environmental Technology Site in Colorado (Rocky Flats). The Rocky Flats contract was awarded in April 1995 to Kaiser-Hill Company, LLC (Kaiser-Hill), a limited liability company owned equally by ICF Kaiser and CH2M Hill Companies, Ltd. (CH2M Hill). Work under the Rocky Flats contract began on July 1, 1995. Operating income also increased by $1.8 million as a result of the 1996 closing of an unprofitable business.

Partially offsetting the increases discussed above was a decline of $3.1 million in operating income from engineering and construction operations from the six months ended June 30, 1995. This decline primarily resulted from increases in the costs associated with marketing activities in pursuit of large-scale domestic and foreign projects. In addition, results for the six months ended June 30, 1995 included operating income from a major transit project in the Philippines, the operating revenue of which had been previously deferred.

Operating Results for Three Months

Operating income for the three months ended June 30, 1996 increased $2.9 million from the corresponding period in 1995. The net increase in operating income was primarily due to the factors discussed above. Operating income from the Hanford contract increased by $1.8 million and operating income from the Rocky Flats contract was $3.3 million. These increases were offset by a $2.2 million decrease in operating income from engineering and construction operations.

Business Conditions

The Company's contract backlog was $4.3 billion at June 30, 1996 compared to $4.4 billion at December 31, 1995. In June 1996, the Company was awarded a $63.3 million, five-year contract from the U.S. Environmental Protection Agency
(EPA) to perform economic, policy, and institutional analyses of options to limit greenhouse gas emissions.

In August 1996, the Company, through its subsidiary, ICF Kaiser Hanford Company, was informed that the team of which it was a member was unsuccessful in its bid for DOE's new management and integration contract at Hanford. DOE has indicated that it would like the new contract to be in place in October 1996. The Company's existing contract to perform services at Hanford terminates in March 1997. The loss of the Hanford contract is not expected to have an impact on earnings estimates for the current year; however, the impact on the Company's operating income and cash flow after 1996 could be significant unless the Company can replace such operating income and cash flow with new contracts.

The Company's consulting group had relatively consistent overall operating results between the six- and three-month periods ended June 30, 1996 and 1995; however, the Company's consulting operations continue to experience delays in task-order assignments under contract awards due to federal government budget uncertainties, primarily the uncertainties regarding funding of EPA activities. The EPA has historically been the consulting group's principal federal government customer. In an effort to balance these ongoing federal government budget uncertainties, the Company has increased its business development efforts to expand consulting services provided to international, private sector, and non-EPA federal government entities.

The Company continues in its efforts to enhance profitability of its domestic engineering business. These efforts include both a continuation of cost reduction efforts and increases in marketing. In conjunction with the cost reduction efforts the Company has recently completed a realignment of several of its offices, including the termination of underutilized employees (see Note G to the consolidated financial statements). Management will continue to seek other opportunities to save costs, and future actions may include additional office space consolidations and terminations. Also, as noted above, the Company has increased its marketing efforts, which management believes should positively impact the Company's near-term and long-term performance.

Results of Operations

The following table summarizes key elements in the Consolidated Statements of Operations for the six months ended June 30, 1996 and 1995.

                                                      Six Months Ended
                                                          June 30,
                                               ------------------------------
                                                 1996                  1995
                                               --------              --------
                                                    (dollars in millions)
Gross revenue                                  $  643.4              $  385.2
Service revenue                                $  294.9              $  203.7
Service revenue as a percentage
  of gross revenue                                 45.8%                 52.9%
Operating expenses as a percentage
  of service revenue:
    Direct cost of services and overhead           81.7%                 83.2%
    Administrative and general                     11.0%                 11.9%
    Depreciation and amortization                   1.8%                  2.3%
Operating income as a percentage
  of service revenue                                5.5%                  2.6%


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

Revenue

Gross revenue for the six months ended June 30, 1996 increased $258.2 million, or 67.0%, to $643.4 million. The increase in gross revenue was primarily attributable to the commencement of work under the Rocky Flats contract which generated a $251.3 million increase in gross revenue during the six months ended June 30, 1996.

Service revenue increased by $91.2 million for the six-month period ended June 30, 1996 as compared to the six-month period ended June 30, 1995. The increase was due primarily to a $92.5 million increase in service revenue generated under
the Rocky Flats contract.   Service revenue as a percentage of gross revenue
decreased to 45.8% for the six months ended June 30, 1996 from 52.9% for the six months ended June 30, 1995. The decrease in service revenue as a percentage of gross revenue is a result of the nature of the Rocky Flats contract. A significant portion of the gross revenue derived from the Rocky Flats contract includes the costs of services subcontracted to third parties.

Operating Expenses

Direct cost of services and overhead increased $71.5 million between the six-month periods ended June 30, 1996 and 1995. An $85.6 million increase in costs on the Rocky Flats contract were offset by a $8.8 million reduction in Hanford costs attributable to federal budget reductions at the Hanford site. The Company's direct cost of services and overhead as a percentage of service revenue for the six months ended June 30, 1996 was comparable to the same period in the prior year.

Administrative and general expense increased $8.3 million, or 34.2%, between the six-month periods ended June 30, 1996 and 1995 but decreased from 11.9% to 11.0% as a percentage of service revenue. The increase in these costs is primarily attributable to the Company's increased commitment to marketing activities in 1996, including costs associated with new marketing positions within the Company and proposing and bidding large-scale contracts. The decrease in administrative and general expenses as a percentage of service revenue is attributed to the increase in service revenue in 1996 from the Rocky Flats contract which does not have a proportionate increase in administrative and general expenses.

Income Tax Expense

The Company's income tax provision was $2.3 million for the six months ended June 30, 1996 compared with an income tax benefit of $0.1 million for the six months ended June 30, 1995. For the six months ended June 30, 1995, permanent differences (such as the non-deductibility of goodwill) significantly reduced the Company's income tax benefit in a loss period. In 1996, due to higher pretax income levels, the relative effect of permanent differences on the effective tax rate is significantly decreased. Also, the income tax provision for the six months ended June 30, 1996 was computed by excluding the minority interest in Kaiser-Hill's income because Kaiser-Hill is a flow-through entity for tax purposes and is partially owned by an outside party, which had the effect of reducing the Company's effective tax rate.

Liquidity and Capital Resources

During the six months ended June 30, 1996, cash and cash equivalents decreased $1.2 million to $15.2 million. Operating activities generated $10.0 million in cash, primarily from operations at Kaiser-Hill. Other operating sources of cash included $7.0 million received from the Internal Revenue Service (IRS) in settlement of litigation. Significant operating uses of cash included a $7.5 million interest payment on the Company's Senior Subordinated Notes (Senior Notes) and $3.7 million of payments for settlement costs of litigation.

A decrease in contract receivables, net and accounts payable and subcontractors payable between December 31, 1995 and June 30, 1996 was primarily due to operations under the Rocky Flats contract. A decrease in other accrued expenses was primarily due to payments for settlement costs of litigation. The decrease in prepaid expenses and other current assets in 1996 was attributable to collection from the IRS of $7.0 million, which was accrued in other current assets at December 31, 1995. The cash received from the IRS settlement is included in unusual items on the Statement of Cash Flows.

During the six months ended June 30, 1996, net repayments under the Company's revolving credit facility used $5.0 million in cash (see Note E to the consolidated financial statements). Other significant uses of cash in investing and financing activities included purchases of fixed assets ($3.1 million) and payment of dividends ($1.5 million).

In July 1996, EPA approved the Company's provisional billing rates for the year ended February 28, 1995, and this approval permits the Company to submit invoices for billing rate variances on cost-plus contracts with U.S. government agencies for costs incurred during that year. The Company expects to collect in excess of $2.0 million on these billings in future periods. In addition, the Company is actively working with EPA to obtain approval for provisional billing rates for the ten months ended December 31, 1995. The process is expected to be substantially completed during the third quarter of 1996 and is expected to result in more than $2.0 million in additional invoicing.

Effective May 7, 1996, the Company replaced its credit facility. The new $40 million revolving credit facility (Credit Facility) replaced the then-existing credit facility with Chemical Bank which was due to expire October 31, 1996.
The Credit Facility expires June 30, 1998 and is provided by CoreStates Bank and two other banks (the Banks) with terms and covenants similar to those under the former credit facility. ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the Credit Facility, granted the Banks a security interest in their accounts receivable and certain other assets. The Credit Facility limits the payments of cash dividends on common stock and requires the maintenance of specified financial ratios. Total available credit is determined from a borrowing base calculation based on eligible accounts receivable (billed and unbilled).

Management believes that current projected levels of cash flows and the availability of financing, including Credit Facility borrowings, will be adequate to fund operations throughout the next twelve months. The Company's Series 2D Senior Preferred Stock is subject to mandatory redemption on January 13, 1997 in the amount of $20 million plus accrued dividends. To the extent permitted by the Banks and the Credit Facility, the Company currently intends to use cash generated from operations and alternative outside financing sources to redeem this preferred stock on or before the redemption date.

As of June 30, 1996, the Company had no cash borrowings, excluding $23.1 million of letters of credit, outstanding under the Credit Facility. The letters of credit outstanding under the Credit Facility are generally required to support performance guarantees. As of August 12, 1996, however, the Company had $14.0 million of cash borrowings outstanding. These borrowings were used to fund operations (including a $7.9 million interest payment on the Senior Notes paid on July 1, 1996). Also, a pension payment of approximately $4.0 million is due in September 1996.


                          Part 11 - Other Information


Item 1.  Legal Proceedings

         As previously reported in the Transition Report on Form 10-K for the ten months ended December 31, 1995.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on Saturday, May 4, 1996, at the headquarters of the Company, 9300 Lee Highway, Fairfax, VA 22031. The only matters voted on were (a) the election of three management-nominee directors, each to three-year terms expiring at the 1999 Annual Meeting of Shareholders; (b) the approval of the appointment of Coopers & Lybrand as the Company's independent public accountants for the fiscal year ended December 31, 1996; and (c) an amendment to the Company's Stock Incentive Plan to extend its termination date from February 6, 1997, to December 31, 2005. The number of votes cast for, against, or withheld, as well as the number of abstention and broker nonvotes for each of the above-described matters are set forth below:

                                       Total            Total         Total          Total
                                       Vote             Vote For      Votes          Broker
Votes                                  For              (%)           Withheld (*)   Non-Votes
- -----                                  ---              ---           ------------   ---------
1.  Election of Directors
     Thomas C. Jorling                 20,576,625       97.45%        538,196        0
     Frederic V. Malek                 20,159,728       95.48%        955,093        0
     Robert W. Page, Sr.               20,258,860       95.95%        855,961        0


                                       Total            Total         Total          Total         Total
                                       Vote             Vote For      Votes          Broker        Vote
                                       For              (%)           Against        Non-Votes     Abstain
                                       ---              ---           -------        ---------     -------
2.  Approval of Independent
     Public Accountants                20,837,868       98.69%        170,282        0             106,671


                                       Total            Total         Total          Total         Total
                                       Vote             Vote For      Votes          Broker        Vote
                                       For              (%)           Against        Non-Votes     Abstain
                                       ---              ---           -------        ---------     -------
3.  Approval of Amendment
     of Stock Incentive Plan           11,560,815       73.5%         4,052,186      5,386,431     115,389



(*) "Votes Withheld" means that the shareholder marked the box on his/her proxy card labeled "withheld." This vote total includes situations in which the shareholder wrote in the name of the individual director or directors for whom he/she did not want to vote.

Item 5.  Other Information

In a press release dated August 6, 1996, the Company announced that Raytheon Hanford Inc. was not selected by the U.S. Department of Energy (DOE) as the new Project Hanford Managing and Integrating Contractor at DOE's Hanford Site near Richland, Washington. A subsidiary of the Company -- ICF Kaiser Hanford Company
- -- was a key member of the Raytheon team.

Company officials said they were disappointed in the selection, but that the loss is not expected to have a material impact on earnings estimates for the year ending December 31, 1996. The Company will continue to pursue aggressively other opportunities available to it to avoid any adverse future impact from the selection decision.

ICF Kaiser Hanford Company has served as the engineering and construction contractor at the site since March 1, 1987. The Company's current Management and Operating contract, which provides architect, engineering, construction, and base operations services at the Hanford Site, runs through March 31, 1997.

Item 6. Exhibits and Reports on Form 8-K

        (a)    The exhibits filed as part of this report are listed below:


No. 10 (r) ICF Kaiser International, Inc.  Credit Agreement dated as of May 6,
1996
No. 11 Computation of Primary and Fully Diluted Earnings Per Share
No. 21 Subsidiaries of the Registrant as of July 4, 1996
No. 27 Financial Data Schedule

        (b)    Report on Form 8-K


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ICF KAISER INTERNATIONAL, INC.
                                      (Registrant)



Date: August 14, 1996                                 /s/ Richard K. Nason
                                                         -----------------
                                                          Richard K. Nason

                                              Executive Vice President and
                                                   Chief Financial Officer
                                              (Duly authorized officer and
                                              principal financial officer)