Form 10-Q
period 1996-09-30
ICF KAISER INTERNATIONAL INC
filed 1996-11-14
CIK 856200

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      Commission File No. 1-12248
September 30, 1996

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

       Registrant's telephone number including are code: (703) 934-3600


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X         No
                                                   -------         ------

        On October 31, 1996, there were 22,361,842 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

                        ICF KAISER INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q

                                                                        Page
Part I - Financial Information

      Item 1. Financial Statements:

                Consolidated Balance Sheets -
                September 30, 1996 and December 31, 1995...........        3

                Consolidated Statements of Operations -
                Nine Months Ended September 30, 1996 and 1995......        4

                Consolidated Statements of Operations -
                Three Months Ended September 30, 1996 and 1995.....        5

                Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1996 and 1995......        6

                Notes to Consolidated Financial Statements.........      7-8

      Item 3. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................     9-14

Part II - Other Information

      Item 1. Legal Proceedings ...................................       14

      Item 2. Changes in Securities ...............................       14

      Item 3. Defaults Upon Senior Securities .....................       14

      Item 4. Submission of Matters to a Vote of Security Holders .       14

      Item 5. Other Information ...................................       14

      Item 6. Exhibits and Reports on Form 8-K ....................       14


                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (In thousands, except shares)

                                             September 30,    December 31,
                                                 1996            1995
                                             -------------    ------------
                                              (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                   $ 21,022          $ 16,357
  Contract receivables, net                    234,168           228,239
  Prepaid expenses and other current assets     10,780            20,911
  Deferred income taxes                         11,938            11,934
                                              --------          --------
    Total Current Assets                       277,908           277,441
                                              --------          --------
Fixed Assets
  Furniture, equipment, and leasehold
   improvements                                 48,839            42,909
  Less depreciation and amortization           (36,595)          (33,369)
                                              --------          --------
                                                12,244             9,540
                                              --------          --------
Other Assets
  Goodwill, net                                 50,510            49,259
  Investments in and advances to affiliates     12,168            10,213
  Due from officers and employees                  986             1,053
  Other                                         20,719            22,011
                                              --------          --------
                                                84,383            82,536
                                              --------          --------
                                              $374,535          $369,517
                                              ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt           $      -          $  5,041
  Accounts payable and subcontractors payable   76,304            86,429
  Accrued salaries and employee benefits        59,721            53,060
  Accrued interest                               4,061             7,414
  Other accrued expenses                        14,869            18,594
  Income taxes payable                             399               801
  Deferred revenue                              14,648            14,327
  Other                                          5,897             7,186
                                              --------          --------
    Total Current Liabilities                  175,899           192,852
                                              --------          --------
Long-term Liabilities
  Long-term debt, less current portion         133,384           120,112
  Other                                          5,679             5,706
                                              --------          --------
                                               139,063           125,818
                                              --------          --------
Commitments and Contingencies

Minority Interests in Subsidiaries               6,441             2,633

Redeemable Preferred Stock, Liquidation
 value $20,000                                  19,940            19,787
Common Stock, par value $.01 per share:
  Authorized - 90,000,000 shares
  Issued and outstanding - 22,351,209
   and 21,263,828 shares                           224               213
Additional Paid-in Capital                      67,158            64,654
Notes Receivable related to Common Stock        (1,732)           (1,732)
Retained Earnings (Deficit)                    (30,805)          (32,894)
Cumulative Translation Adjustment               (1,653)           (1,814)
                                              --------          --------
                                              $374,535          $369,517
                                              ========          ========

See notes to consolidated financial statements

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)



                                                     Nine Months Ended
                                                        September 30,
                                                   ----------------------
                                                       1996       1995
                                                   -----------  ---------
                                                         (Unaudited)
GROSS REVENUE                                      $1,023,410   $ 731,795
  Subcontract and direct material costs              (592,295)   (377,281)
  Equity in income of joint ventures and
    affiliated companies                                2,532       3,068
                                                   -----------  ---------
SERVICE REVENUE                                       433,647     357,582

OPERATING EXPENSES
  Direct cost of services and overhead                354,658     298,466
  Administrative and general                           49,979      38,619
  Depreciation and amortization                         7,840       7,326
                                                   -----------  ---------
OPERATING INCOME                                       21,170      13,171

OTHER INCOME (EXPENSE)
  Interest income                                         944       1,488
  Interest expense                                    (12,829)    (12,117)
                                                   -----------  ---------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                    9,285       2,542
  Income tax provision                                    840       1,300
                                                   -----------  ---------
INCOME BEFORE MINORITY INTERESTS                        8,445       1,242
  Minority interests in net income of
   subsidiaries                                         4,725       1,315
                                                   -----------  ---------
NET INCOME (LOSS)                                       3,720         (73)
  Preferred stock dividends and accretion               1,631       1,616
                                                   -----------  ---------
NET INCOME (LOSS) AVAILABLE
  FOR COMMON SHAREHOLDERS                          $    2,089   $  (1,689)
                                                   ===========  =========

Primary and Fully Diluted
  Net Income (Loss) Per Common Share               $     0.10   $   (0.08)
                                                   ===========  =========
Primary and Fully Diluted Weighted Average
  Common and Common Equivalent Shares
  Outstanding                                          21,955      21,427
                                                   ===========  =========


See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                     Three Months Ended
                                                        September 30,
                                                   ----------------------
                                                       1996       1995
                                                   -----------  ---------
                                                         (Unaudited)
GROSS REVENUE                                       $ 379,971   $ 346,591
  Subcontract and direct material costs              (241,579)   (193,467)
  Equity in income of joint ventures and
    affiliated companies                                  388         742
                                                   -----------  ---------
SERVICE REVENUE                                       138,780     153,866

OPERATING EXPENSES
  Direct cost of services and overhead                113,695     128,953
  Administrative and general                           17,464      14,391
  Depreciation and amortization                         2,534       2,625
                                                   -----------  ---------
OPERATING INCOME                                        5,087       7,897

OTHER INCOME (EXPENSE)
  Interest income                                         521         468
  Interest expense                                     (4,518)     (4,091)
                                                   -----------  ---------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                    1,090       4,274
  Income tax provision (benefit)                       (1,455)      1,418
                                                   -----------  ---------
INCOME BEFORE MINORITY INTERESTS                        2,545       2,856
  Minority interests in net income of
   subsidiaries                                         1,782       1,315
                                                   -----------  ---------
NET INCOME                                                763       1,541
  Preferred stock dividends and accretion                 539         539
                                                   -----------  ---------
NET INCOME AVAILABLE
  FOR COMMON SHAREHOLDERS                           $     224   $   1,002
                                                   ===========  =========

Primary and Fully Diluted
  Net Income Per Common Share                       $    0.01   $    0.05
                                                   ===========  =========
Primary and Fully Diluted Weighted Average
  Common and Common Equivalent Shares
  Outstanding                                          22,227      21,565
                                                   ===========  =========


See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                   ------------------------------
                                                                       1996              1995
                                                                   ------------       -----------
                                                                             (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                                                      $  3,720         $     (73)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                           7,840             7,326
  Provision for losses on contract receivables                            1,255             1,382
  Provision for deferred income taxes                                      (386)              916
  Earnings in excess of cash distributions from
    joint ventures and affiliated companies                                (282)           (1,547)
  Unusual items, net                                                      1,498                 -
  Minority interests in net income of subsidiaries                        4,725             1,315
  Changes in operating assets and liabilities,
    net of acquisitions:
    Contract receivables, net                                            (7,379)         (105,645)
    Prepaid expenses and other current assets                             2,139           (10,885)
    Other assets                                                         (1,293)           (3,841)
    Accounts payable and accrued expenses                                (4,698)          101,017
    Income taxes payable                                                   (402)           (1,210)
    Deferred revenue                                                        546             2,350
    Other liabilities                                                    (1,510)              380
  Other operating activities                                                156                 -
                                                                   ------------       -----------
       Net Cash Provided by (Used in) Operating Activities                5,929            (8,515)
                                                                   ------------       -----------
INVESTING ACTIVITIES:
Purchase of fixed assets                                                 (4,905)           (1,720)
Sale of fixed assets                                                         22               768
Sale of subsidiaries and subsidiary assets                                    -               735
Investments in subsidiaries and affiliates, net of cash acquired         (1,241)           (2,240)
                                                                   ------------       -----------
       Net Cash Used in Investing Activities                             (6,124)           (2,457)
                                                                   ------------       -----------
FINANCING ACTIVITIES:
Borrowings under credit facility agreement                               65,000            13,000
Principal payments on credit facility agreement                         (57,000)          (13,000)
Principal payments on other borrowings                                        -            (1,238)
Reacquisition of senior subordinated notes and related warrants             (46)                -
Distribution of income to minority interest                                (823)                -
Subsidiary capital contribution from minority interest                        -               500
Proceeds from issuances of common stock                                     313               383
Repurchases of common stock                                                   -              (256)
Preferred stock dividends                                                (1,965)             (975)
Debt issuance costs                                                        (449)                -
Other financing activities                                                 (247)               55
                                                                   ------------       -----------
       Net Cash Provided by (Used in) Financing Activities                4,783            (1,531)
                                                                   ------------       -----------
Effect of Exchange Rate Changes on Cash                                      77              (863)
                                                                   ------------       -----------
Increase (Decrease) in Cash and Cash Equivalents                          4,665           (13,366)
Cash and Cash Equivalents at Beginning of Period                         16,357            27,967
                                                                   ------------       -----------
Cash and Cash Equivalents at End of Period                         $     21,022       $    14,601
                                                                   ============       ===========
SUPPLEMENTAL INFORMATION:
Cash payments for interest                                         $     16,182       $    15,712
Cash payments (refunds) for income taxes                           $        945       $       (28)

NON-CASH TRANSACTIONS:
Issuance of common stock in connection with acquisitions           $      1,600       $       765
Issuance of common stock pursuant to an agreement
  with a former employee                                           $        500       $         -

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Basis of Presentation

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (the Company) (including Kaiser-Hill Company, LLC, effective July 1, 1995), except for the December 31, 1995 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the ten months ended December 31, 1995 and the information included in the Company's Transition Report to the Securities and Exchange Commission on Form 10-K for the ten months ended December 31, 1995. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the September 30, 1996 financial statements.

Note B - Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities (see Note F) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In 1996, the Company accelerated the procedures for obtaining approval from the U.S. government for the Company's actual costs incurred in current periods. As a result, in the third quarter of 1996, the Company's consulting group was able to accelerate its process of billing on certain cost-reimbursement contracts. The net effect of this accelerated process is the recognition of an additional $2.3 million of operating income in the third quarter of 1996.

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

Note E - Long-term Debt

The Company's $40 million revolving credit facility became effective May 7, 1996, replacing the former credit facility which was due to expire October 31, 1996. The new credit facility expires June 30, 1998 and is provided by CoreStates Bank, as agent bank, and two other banks (the Banks) with terms and covenants similar to those under the former credit facility. ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the new credit facility, have granted the Banks a security interest in their accounts receivable and certain other assets. The new credit facility limits the payments of cash dividends on common stock and requires the maintenance of specified financial ratios. Total available credit is determined from a borrowing base calculation based on eligible accounts receivable (billed and unbilled).

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

The Company may from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. The Company currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges presently are known to have been filed against the Company by these agencies. Management does not believe that there will be any material adverse effect on the Company's financial position, results of operations, or cash flows as a result of these investigations.

The Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of pending audits relating to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. Management has provided for the potential effect of disallowed costs for the periods currently under audit and for periods not yet audited, although the amounts at issue have not been quantified by the government or the Company. This provision will be reviewed periodically as discussions with the government progress. Based on the information currently available, management believes the potential effects of these pending audits will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Note G - Unusual Items

During the ten months ended December 31, 1995, the Company recorded $0.5 million in additional income (net), consisting of the following unusual items: income in settlement of litigation against the IRS, associated with an affiliate of an acquired company, net of an accrual for related expenses ($6.8 million); a charge to accrue the net settlement cost and legal expenses of other litigation ($4.6 million); a charge to accrue for severance for the termination of 110 employees in the engineering and international groups ($1.0 million); and a charge to accrue for consolidation of office space ($0.7 million). During the nine months ended September 30, 1996, the net litigation income was received and $4.2 million of net settlement costs and legal expenses were paid. As of September 30, 1996, the Company had substantially completed its termination of employees in the Company's engineering group and its consolidation of office space. The termination of employees in several foreign offices within the international group is approximately 50% complete as of September 30, 1996 and management expects that all actions will be completed by December 31, 1996. As of September 30, 1996, a $0.1 million accrual remains outstanding associated with the termination of employees in the international group.

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

Change in Fiscal Year

The Company changed from a fiscal year ending February 28 to a fiscal year ending December 31, effective December 31, 1995. As a result, the comparative period financial statements for the three and nine months ended September 30, 1995 have been restated to conform with the presentation used in the September 30, 1996 financial statements.

Operating Results for Nine Months Ended September 30, 1996 and 1995

The Company's operating income of $21.2 million for the nine months ended September 30, 1996 was an $8.0 million increase from the $13.2 million of operating income recorded for the nine months ended September 30, 1995. The increase in operating income partially resulted from a $3.9 million increase in operating income from the Company's operations at the Department of Energy's
(DOE) Hanford, Washington site (Hanford), resulting from higher award fees earned at Hanford in 1996 and activities associated with the final phase of the Company's work at Hanford (see Business Outlook). An additional $6.8 million of the increase in operating income was due to earnings (before minority interests) from the Performance Based Integrating Management Contract at DOE's Rocky Flats Environmental Technology Site in Colorado (Rocky Flats). The Rocky Flats contract was awarded in April 1995 to Kaiser-Hill Company, LLC (Kaiser-Hill), a limited liability company owned equally by ICF Kaiser and CH2M Hill Companies, Ltd. (CH2M Hill). Work under the Rocky Flats contract began on July 1, 1995.

Operating income for the Company's consulting group increased $1.3 million from 1995 to 1996, primarily due to new contracts and task orders awarded during 1996 and the recognition of revenue resulting from the acceleration in the cost approval process (see Note B to the consolidated financial statements). Prior to the third quarter of 1996, the Company had estimated and recorded revenue based on provisional rates. In 1996, the Company accelerated the procedures for obtaining approval from the U.S. government for the Company's actual costs incurred in current periods. As a result, in the third quarter of 1996, the Company's consulting group was able to accelerate its process of billing on certain cost-reimbursement contracts.

The Company's operating income also increased $2.3 million for the nine months ended September 30, 1996 from the comparable period in 1995 as a result of the 1996 closing of an unprofitable business, and $1.1 million due to income from the Company's increased economic interest in an entity that owns a coal pulverization facility. Additionally, the Company realized cost savings of certain corporate functions, resulting in an improvement in operating income in 1996. Finally, operating income from international operations increased $0.8 million, primarily due to improved operating results from the Company's Australian operations.

Partially offsetting the operating income increases discussed above were declines of $4.6 million in operating income from engineering and construction operations and $4.2 million in operating income from other federal programs.
The federal programs group had significant increases in its costs associated with marketing activities in pursuit of large-scale projects, including approximately $2.1 million of costs in 1996 associated with the Company's unsuccessful re-compete bid on the Hanford contract (see Business Outlook) and significant costs associated with other DOE proposals. The engineering and construction group also experienced higher costs in 1996 associated with marketing activities. In addition, the comparative 1995 results for engineering and construction operations had included operating income from a major transit project in the Philippines.

Operating Results for Three Months Ended September 30, 1996 and 1995

Operating income for the three months ended September 30, 1996 decreased $2.8 million from the corresponding period in 1995. The net decrease in operating income was primarily due to a $2.6 million decrease in operating income from other federal programs operations and a $2.1 million decrease in operating income from engineering and construction operations, offset by a $0.6 million increase in earnings from the Rocky Flats contract and a $0.5 million increase in operating income from consulting operations (which included the recognition of revenue resulting from the accelerated cost approval process discussed above).

Business Outlook

The Company's contract backlog was $3.9 billion at September 30, 1996 compared to $4.4 billion at December 31, 1995. The overall reduction in backlog is primarily due to Hanford (see below). In September 1996, the Company signed a contract estimated at $260 million to perform environmental restoration work at federal installations in the South Pacific Division of the U.S. Army Corps of Engineers, Sacramento District. The Total Environmental Restoration Contract
(TERC) is for four years, with two, three-year options. The contract is a cost reimbursement delivery order contract, and the fee structure includes a combination of cost plus fixed fee, award fee, and incentive fees. An unsuccessful bidder has filed a protest against the award of the contract to the Company. As a result, performance under the TERC has been suspended pending resolution of the protest. The Company believes the protest will not be successful. In September 1996, the Company also signed a five-year contract, valued at more than $60 million, to support EPA's Green Lights and ENERGY STAR programs.

In March 1996, the Company signed a two-year, $102 million contract to provide engineering and construction services for the initial phase of a mini-mill project for Nova Hut, a.s., an integrated steel maker based in the Ostrava region of the Czech Republic. The Company is currently negotiating a contract with Nova Hut for the next phase of the mini-mill project. Earnings associated with this contract for the next phase of work are expected to be material to the Company's operating results. Management expects to complete negotiations on this contract in the fourth quarter of 1996 or the first quarter of 1997.

The Company is currently negotiating to sell its interest in entities owning and operating a coal pulverization facility, the earnings and cash flows from which have been significant to the Company, in order to improve the Company's cash position in light of substantial near-term cash requirements (see Liquidity and Capital Resources). The Company anticipates that the closing of such a sale will occur in the fourth quarter of 1996 or the first quarter of 1997. The sale is expected to result in a gain in the period in which the sale is finalized. The Company anticipates that any cash proceeds resulting from the sale that are not used to satisfy the substantial near-term cash requirements will be reinvested in the Company's business.

In August 1996, the Company, through its subsidiary, ICF Kaiser Hanford Company, was informed that the team of which it was a member was unsuccessful in its bid for DOE's new management and integration contract at Hanford. The new contract was effective October 1, 1996. The Company's existing contract to perform services at Hanford expires in March 1997, but was effectively terminated by DOE on October 1, 1996. As a result, and based on the Company's current assessment of the closeout of the Hanford contract, management believes the impact on earnings will be material in the fourth quarter of 1996, as well as future periods, unless replaced. In response to the reduction and eventual elimination of the Hanford contract, in August 1996 management initiated a significant operational efficiency and cost savings program, together with management changes, with the objective of minimizing the long-term impact associated with the termination of the Hanford contract. To date, the results of the cost savings program have been encouraging. Termination of the Hanford contract is not expected to significantly impact cash flows in the fourth quarter but may have a significant impact after 1996 if the cost savings program is not successful (see Liquidity and Capital Resources). Profitable operating results in the fourth quarter are dependent on the success of the Company's ongoing marketing efforts (including Nova Hut), results from the cost savings program discussed above, and an expected gain on sale of the entities with interests in the coal pulverization facility.

The Company's consulting group showed improvement in operating results between the three- and nine-month periods ended September 30, 1996 and 1995, aided by the recognition of revenue resulting from the accelerated cost approval process (see Operating Results for Nine Months Ended September 30, 1996 and 1995). EPA historically has been the consulting group's principal federal government customer; for several years the consulting group has been diversifying its client base to international, private sector, and non-EPA federal government entities. EPA now accounts for only approximately 50% of the consulting group's service revenue. In 1996, the consulting group increased its business development efforts to diversify its client base and expects to make further progress in diversification in 1997.

As discussed in Operating Results, the Company's domestic engineering and construction business has not met its financial goals during 1996. As a result, the Company continues in its efforts to enhance profitability of these operations. These efforts include both a continuation of cost reduction efforts and increases in marketing. In conjunction with the cost reduction efforts the Company has recently completed a realignment of several of its offices, including the termination of certain underutilized employees (see Note G to the consolidated financial statements). Management will continue to seek other opportunities to save costs, and future actions may include additional office space consolidations and terminations.

Results of Operations

The following table summarizes key elements in the Consolidated Statements of Operations for the nine months ended September 30, 1996 and 1995.

                                                  Nine Months Ended
                                                    September 30,
                                                ---------------------
                                                 1996           1995
                                                -------       -------
                                                (dollars in millions)
Gross revenue                                   $1,023.4      $ 731.8
Service revenue                                 $  433.6      $ 357.6
Service revenue as a percentage of
  gross revenue                                     42.4%        48.9%
Operating expenses as a percentage of
  service revenue:
     Direct cost of services and overhead           81.8%        83.5%
     Administrative and general                     11.5%        10.8%
     Depreciation and amortization                   1.8%         2.0%
Operating income as a percentage of
  service revenue                                    4.9%         3.7%


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

Operating profits (fees) generated by the Hanford and Rocky Flats contracts are based on performance and not revenue. A change in revenue between periods is likely to be disproportionate to the change in the fees earned. Consequently, changes in revenue may have an exaggerated impact on the Company's margins as measured on a percentage basis. In addition, because Kaiser-Hill is a consolidated subsidiary of the Company effective July 1, 1995, operating income includes the portion of income generated under the Rocky Flats contract attributable to CH2M Hill. CH2M Hill's interest in Kaiser-Hill is reflected as a minority interest in subsidiaries in the Company's financial statements (see Note C to the consolidated financial statements.)

Revenue

Gross revenue for the nine months ended September 30, 1996 increased $291.6 million, or 39.8%, to $1,023.4 million. The increase in gross revenue was primarily attributable to the commencement of work under the Rocky Flats contract which generated a $291.8 million increase in gross revenue during the nine months ended September 30, 1996.

Service revenue increased by $76.0 million for the nine-month period ended September 30, 1996 as compared to the nine-month period ended September 30, 1995. The increase was due primarily to an $82.3 million increase in service
revenue generated under the Rocky Flats contract.   Service revenue as a
percentage of gross revenue decreased to 42.4% for the nine months ended September 30, 1996 from 48.9% for the nine months ended September 30, 1995. The decrease in service revenue as a percentage of gross revenue is a result of the nature of the Rocky Flats contract. A significant portion of the gross revenue derived from the Rocky Flats contract includes the costs of services subcontracted to third parties.

Operating Expenses

Direct cost of services and overhead increased $56.2 million between the nine-month periods ended September 30, 1996 and 1995. A $74.4 million increase in costs on the Rocky Flats contract was partially offset by a $13.0 million reduction in Hanford costs attributable to federal budget reductions at the Hanford site. The Company's direct cost of services and overhead as a percentage of service revenue for the nine months ended September 30, 1996 was comparable to the same period in the prior year.

Administrative and general expense increased $11.4 million, or 29.4%, between the nine-month periods ended September 30, 1996 and 1995 and increased from 10.8% to 11.5% as a percentage of service revenue. The increase in these costs is primarily attributable to the Company's increased commitment to marketing activities in 1996, including costs associated with new marketing positions within the Company and proposing and bidding large-scale domestic and foreign contracts. The increase in administrative and general expenses as a percentage of service revenue resulting from increased marketing efforts was partially offset as a result of the increase in service revenue in 1996 from the Rocky Flats contract which does not have a proportionate increase in administrative and general expenses.

Income Tax Expense

The Company's income tax provision was $0.8 million for the nine months ended September 30, 1996 compared with $1.3 million for the nine months ended September 30, 1995. The income tax provision for the three and nine months ended September 30, 1996 reflects a partial reversal of the valuation allowance for certain deferred tax assets. This partial reversal reduced tax expense by approximately $1.5 million and $2.0 million for the three- and nine-month periods, respectively. The Company expects to have significant taxable income in the near-term from the sale of certain subsidiaries (see Business Outlook). The remaining valuation allowance after this partial reversal in 1996 is for foreign tax benefits not currently assured of realization. Also, the income tax provision for the nine months ended September 30, 1996 was computed by excluding the minority interest in Kaiser-Hill's income because Kaiser-Hill is a flow-through entity for tax purposes and is partially owned by an outside party.
This had the effect of reducing the Company's effective tax rate. Since Kaiser-Hill commenced operations on July 1, 1995, its effect on the effective tax rate was relatively larger in the nine months ended September 30, 1996 than in 1995.

Liquidity and Capital Resources

During the nine months ended September 30, 1996, cash and cash equivalents increased $4.7 million to $21.0 million. Operating activities generated $5.9 million in cash, primarily from operations at Kaiser-Hill which generated $8.8 million. An additional significant operating source of cash was $7.0 million received from the Internal Revenue Service (IRS) in settlement of litigation. Significant operating uses of cash included $15.4 million in interest payments on the Company's Senior Subordinated Notes (Senior Notes), a $3.7 million pension payment, and $4.2 million of payments for net settlement costs and legal expenses of litigation.

The increase in contract receivables, net between December 31, 1995 and September 30, 1996 was primarily due to an increase in receivables under the Hanford contract resulting from the closeout of the contract. The decrease in prepaid expenses and other current assets in 1996 was attributable to collection from the IRS of $7.0 million, which was accrued in other current assets at December 31, 1995. The cash received from the IRS settlement is included in unusual items on the Statement of Cash Flows.

During the nine months ended September 30, 1996, net borrowings under the Company's revolving credit facility provided $8.0 million in cash (see Note E to the consolidated financial statements). Borrowings under the credit facility were used to fund operations (including the pension payment made in September
1996). Other significant uses of cash in investing and financing activities included purchases of fixed assets ($4.9 million), payment of dividends ($2.0 million), and investments in joint ventures and affiliates ($1.2 million ).

In July 1996, EPA approved the Company's provisional billing rates for the year ended February 28, 1995. This approval permitted the Company to submit invoices for billing rate variances on cost-plus contracts with U.S. government agencies for costs incurred during that year. The Company expects to collect in excess of $1.5 million on these billings in future periods. In October 1996, the Company also obtained approval for provisional billing rates for the ten months ended December 31, 1995 which is expected to result in more than $2.0 million in additional invoicing.

Effective May 7, 1996, the Company replaced its credit facility. The new $40 million revolving credit facility (Credit Facility) replaced the then-existing credit facility which was due to expire October 31, 1996. The Credit Facility expires June 30, 1998 and is provided by CoreStates Bank, as agent bank, and two other banks (the Banks) with terms and covenants similar to those under the former credit facility. ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the Credit Facility, granted the Banks a security interest in their accounts receivable and certain other assets. The Credit Facility limits the payments of cash dividends on common stock and requires the maintenance of specified financial ratios. Total available credit is determined from a borrowing base calculation based on eligible accounts receivable (billed and unbilled). As of September 30, 1996, the Company had $13.0 million in cash borrowings and $21.3 million of letters of credit outstanding under the Credit Facility. The letters of credit outstanding under the Credit Facility are generally required to support performance guarantees, primarily on international projects. The Company had $5.7 million of additional credit available under the Credit Facility as of September 30, 1996. As of November 12, 1996, the Company had $10.0 million of cash borrowings outstanding, $21.1 million of letters of credit outstanding and the additional credit available under the Credit Facility was $8.9 million.

The Company's Series 2D Senior Preferred Stock is subject to mandatory redemption on January 13, 1997 in the amount of $20 million plus accrued dividends. Cash flows from operations are not expected to be sufficient for the full redemption of the preferred stock. Therefore, to the extent permitted by the Banks and the Credit Facility, the Company intends to use a combination of the following potential transactions to redeem this preferred stock. The Company is considering a private offering of up to $15 million of additional senior subordinated notes with terms and conditions identical to the Company's existing Senior Notes. The existing Senior Notes allow the Company to incur Additional Indebtedness (as defined in the Indenture dated as of January 11, 1994, governing the Senior Notes) in an amount sufficient to permit this private placement. In addition, and as discussed in the Business Outlook section, the Company is currently negotiating the sale of interests in certain entities; the proceeds of this sale could be used to pay down the outstanding loan balance on the Credit Facility, thus freeing up capacity that could be used in part for the redemption of the preferred stock. The Company is also reviewing with the Banks a possible temporary increase in the Credit Facility under terms that would permit the use of the Credit Facility for the redemption of the preferred stock. The Company's ability to redeem the preferred stock when due is subject to the successful conclusion of some combination of these or other transactions prior to January 13, 1997.

As explained in Business Outlook, the loss of the Hanford contract may have a significant impact on the Company's cash flows after 1996 if management's cost savings and marketing programs are not successful. Management believes the Company will be successful in its ability to generate adequate cash flows to fund operations throughout the next twelve months and in reducing overhead costs within the operating groups and corporate functions. In addition to the cash requirements of the Company's daily operations and the redemption of the preferred stock discussed above, the Company has financial obligations in excess of $8 million due in January 1997 for interest due on the Senior Notes. The Company expects to meet this interest obligation with either operating cash flows or borrowings under its Credit Facility.

                          Part II - Other Information

Item 1.  Legal Proceedings

     As previously reported in the Transition Report on Form 10-K for the ten months ended December 31, 1995.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     Effective November 8, 1996, the Company announced that it was currently recruiting a President and Chief Operating Officer to whom all lines of business, except the Company's consulting group would report. In addition, the Company announced that it was combining all of its domestic and international engineering and construction activities under one group which would be headed by David Watson, currently an Executive Vice President and President of the former international operations group of the Company. It was announced that the former head of the engineers group would be moving to a different senior management position. The departure of the former head of the consulting group was announced; Dr. Marc Tipermas, a current Executive Vice President, Director of Corporate Development, and a director of the Company, will assume line responsibility for the consulting group. Mr. Sudhakar Kesavan, currently a Senior Vice President of a wholly owned subsidiary, will become head of the consulting group. The Company explained that the above actions were taken to streamline its corporate structure, to better meet the changing needs of its clients, and to cut costs so that its profit objective in 1997 could be met.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits filed as part of this report are listed below:

No. 11 Computation of Primary and Fully Diluted Earnings Per Share No. 27 Financial Data Schedule

     (b)  Reports on Form 8-K

     None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ICF KAISER INTERNATIONAL, INC.
                                                (Registrant)



Date: November 14, 1996                               /s/ Richard K. Nason
                                                         -----------------
                                                          Richard K. Nason

                                              Executive Vice President and
                                                   Chief Financial Officer
                                              (Duly authorized officer and
                                               principal financial officer)