Form 10-K405
period 1996-12-31
ICF KAISER INTERNATIONAL INC
filed 1997-03-25
CIK 856200

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the twelve months ended December 31, 1996        Commission File No. 1-12248


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

                   Yes      X          No


          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

          The aggregate market value of Common Stock held by non-affiliates of the registrant was $41.9 million based on the New York Stock Exchange Composite Tape closing price of such stock ($2.25) on March 5, 1997.

          On March 5, 1997, there were 22,418,140 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the ICF Kaiser International, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                                 PART I

Item 1.   Business

          ICF Kaiser International, Inc., through ICF Kaiser Engineers, Inc. and its other operating subsidiaries, is one of the nation's largest engineering, construction, program management, and consulting services companies. The Company's Federal Programs, ICF Kaiser Engineers & Constructors, and Consulting Groups provide fully integrated services in the public and private sector of the environment, infrastructure, energy, and basic metals and mining industry markets. The "Company" or "ICF Kaiser" in this Report refers to ICF Kaiser International, Inc. and/or any of its consolidated subsidiaries. Effective December 31, 1995, the Company changed its fiscal year end from February 28 to December 31.

          For the year ended December 31, 1996, ICF Kaiser reported gross and service revenue of $1,248.4 million and $532.1 million, respectively. Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies. During the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995, the Company operated predominantly in one industry segment, in which it provided engineering, construction, program management, consulting, and other professional services.


                       Year Ended      Ten Months Ended      Year Ended
                    December 31, 1996  December 31, 1995  February 28, 1995
                    -----------------  -----------------  -----------------

Gross revenue......    $1,248,443,000       $916,744,000       $861,518,000
Service revenue....    $  532,116,000       $425,896,000       $459,786,000
Operating income...    $   21,180,000       $ 17,505,000       $ 13,688,000
Assets.............    $  365,973,000       $369,517,000       $281,422,000


     As of December 31, 1996, the Company's contract backlog totaled approximately $4.7 billion compared to $4.4 billion as of December 31, 1995. Most of the Company's backlog relates to public-sector environmental projects that span from one to five years. Approximately 20% of the $4.7 billion backlog is expected to be worked off during the fiscal year ending December 31, 1997. See "Backlog."

     The Company's headquarters is located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600. The Company's five regional headquarters are located at 1800 Harrison St., Oakland, California 94612-3430 Telephone (510) 419-6000; Gateway View Plaza, 1600 West Carson St., Pittsburgh, Pennsylvania 15220 Telephone (412) 497-2000; 5718 Westheimer, Suite 1000, Houston, TX 77057 Telephone (713) 735-2900; Q.V. 1 Building, George's Terrace, Perth, WA 6000, Australia Telephone 61-9-366-5366; and Regal House, London Road, Twickenham, Middlesex, TW1-3QQ, England Telephone 44-181-892-4433. Other offices include Livermore, Los Angeles, Rancho Cordova, San Diego, San Francisco, San Rafael, and Universal City, California; Golden and Lakewood, Colorado; Washington, DC; Ft. Lauderdale and Miami, Florida; Chicago, Illinois; Ruston, Louisiana; Abington, Baltimore, Beltsville, Edgewood, and Lexington Park, Maryland; Boston, Massachusetts; Las Vegas, Nevada; Iselin, New Jersey; Albuquerque and Los Alamos, New Mexico; New York, New York; Richmond, Virginia; Richland and Seattle, Washington. The Company's other international offices are located in Brisbane and Sydney, Australia; Ostrava and Prague, Czech Republic; Paris, France; Hong Kong; Budapest, Hungary; Mexico City, Mexico; Manila, the Phillipines; Lisbon, Portugal; Moscow, Russia; and Taipei, Taiwan.

     ICF Kaiser International, Inc. is a Delaware corporation incorporated in 1987 under the name American Capital and Research Corporation. It is the successor to ICF Incorporated, a nationwide consulting firm organized in 1969. In 1988, the Company acquired the Kaiser Engineers business which dates from 1914. As of February 28, 1997, ICF Kaiser employed 5,047 persons.

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 2

OVERVIEW OF MARKETS

     Environmental.   In the environmental market, the Company provides services in connection with the remediation of hazardous and radioactive waste, waste minimization and disposal, risk assessment, global warming and acid rain, alternative fuels and clean up of harbors and waterways. Demand for ICF Kaiser's environmental consulting and engineering services is driven by a number of factors, including the need to improve the quality of the environment; federal, state, and municipal environmental regulation and enforcement; and increased liability associated with pollution-related injury and damage. Increasingly strict federal, state, and local government regulation has forced private industry and government agencies to clean up contaminated sites, to bring production facilities into compliance with current environmental regulations, and to minimize waste generation on an ongoing basis. In addition, there is a growing international market arising from the increased awareness of the need for additional and/or initial environmental regulations, studies and remediation.

     Significant environmental laws have been enacted in the U.S. in response to public concern about the environment. These laws and the implementing regulations affected nearly every industrial activity, and efforts to comply with the requirements of these laws create demand for the Company's services. The principal Federal legislation that has created a substantial market for the Company, and therefore has the most significant effect on the Company's business, includes the following: The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") of 1980, as amended by the Superfund Amendments and Reauthorization Act ("SARA") of 1986, established the Superfund program to clean up existing, often abandoned hazardous waste sites and provides for penalties and punitive damages for noncompliance with EPA orders. The Resource Conservation and Recovery Act ("RCRA") of 1976, as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), provides a comprehensive scheme for the regulation of hazardous waste from the time of generation to its ultimate disposal (and sometimes thereafter), as well as the regulation of persons engaged in the treatment, storage and disposal of hazardous waste. The Clean Air Act as amended in 1970 empowered EPA to establish and enforce National Ambient Air Quality Standards, National Emission Standards for Hazardous Air Pollutants and limits on the emission of various pollutants. The 1990 amendments to the Clean Air Act substantially increase the number of sources emitting a regulated air pollutant which will be required to obtain an operating permit; the amendments also address the issues of acid rain, ozone protection, and other areas in which the Company can provide expanded services. The Clean Water Act of 1972, originally the Federal Water Pollution Control Act of 1948, established a system of standards, permits and enforcement procedures for the discharge of pollutants to surface water from industrial, municipal, and other wastewater sources. The Toxic Substance Control Act, enacted in 1976, established requirements for identifying and controlling toxic chemical hazards to human health and the environment.

     Infrastructure.   The global infrastructure market is driven by the need to
maintain and expand among other things, ports, roads, highways, mass transit systems, and airports. Increasingly, environmental concerns, such as wastewater treatment and the reduction of automotive air pollutant emissions, have become a driving force behind new infrastructure and transportation initiatives. This market primarily is funded by federal, state, and local government dollars, although the private sector is seeking an increased role, particularly in international projects. Internationally, there is a critical need for infrastructure projects where population growth of major cities has been and will continue to be extremely high. The Company provides engineering and construction management services for mass transit and wastewater treatment facilities in major metropolitan areas worldwide.

     Industry.   ICF Kaiser assists its basic metals and mining industry clients by providing the engineering and construction skills needed to maintain and retrofit existing plants and to replace aging production capacity with newer, more efficient and more environmentally responsible facilities. ICF Kaiser is currently expanding its operations internationally, particularly engineering and construction management services related to alumina production from bauxite, aluminum smelting, and other basic industry facilities.

BUSINESS GROUPS

     The Company is organized into three business groups: the Federal Programs Group; the ICF Kaiser Engineers & Constructors Group; and the Consulting Group.


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 3

FEDERAL PROGRAMS GROUP

     The Company derives a substantial portion of its revenue from contracts with various agencies and departments of the federal government. The Federal Programs Group's major client is the U.S. Department of Energy.

     U.S. Department of Energy (DOE). An important DOE mission has changed over the years--from nuclear weapons production to environmental cleanup of former nuclear weapons production sites. To help accomplish DOE's cleanup goals pursuant to this new mission, the Company actively supports DOE at numerous facilities. The Company provides many services, including (i) conducting comprehensive assessments related to environment, safety, and health; (ii) quality assurance; (iii) security and safeguards; (iv) assessing, managing, and remediating existing hazardous and solid wastes, mixed wastes, radioactive materials, highly volatile chemical compounds, unidentified mixed wastes, and exploded/unexploded munitions; and (v) architect, engineer, construction, and site operations.

     In 1995, the Company, through Kaiser-Hill Company, LLC, a limited liability company owned equally by the Company and CH2M Hill Companies, Ltd. (Kaiser-
Hill), won DOE's Performance Based Integrating Management contract at the DOE's Rocky Flats Environmental Technology Site near Denver, Colorado. Rocky Flats is a former DOE nuclear weapons-production facility. Under the five-year contract which began on July 1, 1995, Kaiser-Hill oversees plutonium stabilization and storage, environmental restoration, waste management, decontamination and decommissioning, site safety and security, and construction activities of subcontractor companies. Under the performance-based contract signed by Kaiser-Hill, 85% of Kaiser-Hill's fees are based on performance, while 15% are fixed. Kaiser-Hill's contract commits it to dealing with urgent risks first, and measurable results in the following "urgent risk" areas will help determine its incentive fee: stabilize plutonium and plutonium residues for specified time frames; consolidate plutonium in a single building; and clean up and remove all high-risk "hot spot" contamination. Finally, Kaiser-Hill is expected to reduce the number of employees at the site by the end of the contract term.

     In August 1996, the Company was informed that the team of which it was a member was unsuccessful in its bid for DOE's new management and integration contract at the DOE's Hanford Site in Richland, Washington, where the Company had worked since 1987. The Company's existing contract at Hanford effectively was terminated by DOE on October 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Effective October 1, 1996, ICF Kaiser Hanford Company acquired the Hanford Site General Support Services Contract from the MACTEC Division of Management Analysis Company of Golden, Colorado. The Company undertook the contract in order to maintain a presence at Hanford and to further its strategic alliance with MACTEC. Under the contract, ICF Kaiser provides administrative, engineering, and technical support services for major DOE projects at the Hanford Site, including tank waste remediation programs. In addition, the Company will work closely with DOE to aid its strategic initiatives associated with site cleanup and facility transition.

     U.S. Department of Defense (DOD). DOD estimates that its environmental expense will be directed primarily to cleaning up hundreds of military bases with thousands of contaminated sites. There is an urgent need to ensure that the hazardous wastes present at these sites (often located near population centers) do not pose a threat to the surrounding population, and, in connection with the closure of many of the bases, there is an economic incentive to make sure that the environmental restoration enables the sites of the former bases to be developed commercially by the private sector.

     DOD established the Total Environmental Restoration Contract (TERC) program to clean up contaminated Army sites in a streamlined and efficient manner by partnering with private contractors. A TERC contract allows a single contractor to handle all aspects of remediation, resulting in quicker cleanup, more effective project management, and better coordination with federal and state regulators and the public. It also helps to build a culture of cooperation among the U.S. Army Corps of Engineers (USACE), the contractor, the regulatory community, and the public.

     In September 1996, the Company signed a contract estimated at $260 million to perform environmental restoration work at federal installations in the South Pacific Division of the USACE. The TERC contract will be managed by the Sacramento District, lasts for four years with two, three-year options, and covers cleanup work at the Oakland (California) Army Base and at other Army bases and federal installations in California, Arizona, Nevada, and Utah. The Sacramento TERC was the second TERC awarded to ICF Kaiser. In August 1995, ICF Kaiser won the


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 4
largest hazardous, toxic, and radioactive waste contract ever awarded by USACE, a $330 million TERC to remediate contaminated Army sites in USACE's Baltimore District. ICF Kaiser's Baltimore TERC covers cleanup work at Picatinny Arsenal in New Jersey, Aberdeen Proving Ground near Baltimore, and other Army bases and federal installations in New York, New Jersey, Pennsylvania, Delaware, Maryland, the District of Columbia, Virginia, and West Virginia. The Baltimore TERC is for four years with two three-year options. The contract is a cost reimbursement delivery order contract, and the fee structure includes a combination of cost plus fixed fee, award fee, and incentive fees.

     The Company also provides environmental services to USACE, Savannah (Georgia) District, under several contracts, including a $50 million contract to support the Corps' South Atlantic Division, as well as a $2 million contract under which the company is designing contaminated groundwater treatment systems at the Milan Army Ammunition Plant in Tennessee.

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

ICF KAISER ENGINEERS & CONSTRUCTORS GROUP

     ICF Kaiser assists clients in private industry by providing the engineering and construction skills needed to maintain and retrofit existing plants and replace aging production capacity with newer, more environmentally responsible facilities. The Company has the engineering and construction skills, as well as access to process technologies, needed to establish a leadership position in serving the basic metals, mining, refining, and petrochemical industries, including aluminum, steel, cooper, and coal.

     All of ICF Kaiser's markets are global in nature. ICF Kaiser provides engineering, construction management, and consulting services through companies managed and staffed by local professionals in Australia, Taiwan, the Philippines, Mexico, Brazil, Portugal, France, England, Russia, and the Czech Republic, as well as project offices throughout the world. To capitalize on international opportunities while minimizing its business development risks, the Company has established international business relationships through joint ventures, marketing agreements, and direct equity investments. The Company has projects underway in over 25 countries.

     Industry Services. ICF Kaiser's engineering design, project management, and construction services to the industrial market involve work with the steel, alumina, aluminum, copper, and other minerals and metals industries as well as chemicals, petrochemicals, and refineries. In the coke, coal, and coal chemicals area, ICF Kaiser's services have included inspection of coke plants for environmental compliance, facility design and construction, and equipment sales and services. The Company has provided services related to coal cleaning, handling, and environmental controls.

     The Company's largest current international industrial project is a mini-mill project for Nova Hut, a.s., an integrated steel maker based in the Ostrava region of the Czech Republic. Under a two-year contract signed in March 1996, the Company oversees the construction of the continuous slab castor portion of the mini-mill and future production and environmental upgrades to Nova Hut's existing integrated steel-making facilities. The Company provides project management, engineering, procurement, construction management, start-up, commissioning, and training services. This initial phase of the mini-mill project, which is scheduled to initiate production in June 1998, is part of a two-phase endeavor; the Company currently is negotiating a contract with Nova Hut for the second phase of the mini-mill project. Management expects to complete negotiations on this contract in the second quarter of 1997, although there can be no assurance with respect thereto.


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 5

     Infrastructure Services.   The Company is helping rebuild the
infrastructure of roads, highways, transit systems, harbors, airports, facilities, and buildings in domestic and international markets. Budget constraints at the federal, state, and local government levels have hindered infrastructure market growth, but the Company remains active in major U.S. metropolitan areas: Chicago (light rail transit system); Seattle (light rail project); San Francisco (commuter rail line extension); Atlanta (general engineering consulting services to the Metropolitan Atlanta Rapid Transit Authority); Miami (Intermodal Transit Center, a project that will tie together air, light/heavy rail, buses, highway systems, and parking facilities).

     In the international infrastructure market, the Company's large-scale construction infrastructure skills are at work in Portugal where the Company, as part of a joint venture, provides project and construction management services for the modification and reconstruction of the main rail link between the cities of Lisbon and Oporto. The Company also provides program management services for the overhaul and upgrade of Portugal's main intercity freight and passenger rail lines. Those skills also are at work in the Philippines where the Company, as part of a joint venture, provides front-to-back-end services for a light rail transit line in Manila. In Brazil, the Company is developing the plan to remediate and clean up Guanabara Bay. In India, the Company is part of a consortium conducting feasibility studies for a light rail project.

     The major ports of many of the world's cities have serious water pollution problems, and ICF Kaiser is helping to improve the condition of many harbors and waterways. In its largest harbor project, the Company continues as the construction manager of the cleanup of Boston Harbor, one of the largest environmental projects in the country, under a contract extension that runs through 1998. Since the inception of the project in 1988, the Company has served as its construction manager and currently manages construction workers, engineers, architects, and support personnel working to construct a wastewater treatment plant on Deer Island in Boston Harbor, Massachusetts.

     Environmental Consulting and Engineering Services. Demand for the Company's non-federal environmental consulting and engineering services is driven by a number of factors, including the need to improve the quality of the environment; environmental regulation and enforcement; and increased liability associated with pollution-related injury and damage. Increasingly strict Federal, state, and local government regulation has forced private industry and state and local agencies to clean up contaminated sites, to bring production facilities into compliance with current environmental regulations, and to minimize waste generation on an ongoing basis. Although growth in this private-sector market is being hampered by uncertainty over continuing Federal regulations, the Company generates new business by increasing the types of services it sells to existing clients and by targeting new markets for the Company's full-service capabilities.

     The Company's environmental services have progressed beyond study and analysis to remediation. Following on its established market position in the consulting and front-end analysis phase of environmental services, the Company now offers alternative remediation approaches that may involve providing on-site waste containment, on-site treatment, management of on-site/off-site remediation, or waste removal. The Company also designs new processes (and redesigns ongoing production processes) to minimize or eliminate the generation of hazardous waste. Currently the Company provides site investigations and feasibility studies, compliance planning and audits, risk assessment, permitting, community relations services, and construction and construction management. See "General Information about the Company -- Potential Environmental Liability."

CONSULTING GROUP

     The Consulting Group serves customers in domestic and international markets, including both public and private-sector organizations. Among its major customers are U.S. government agencies, especially the EPA; U.S. private-sector organizations, particularly major energy producers, such as utilities and oil companies; and governments and businesses around the world, as well as various multinational banks, development organizations, and treaty organizations. The Consulting Group draws upon the talents of its multidisciplinary professional staff to support customers within four primary lines of business.

     Environmental Consulting Services.   This line of business assists
customers in developing plans and policies; evaluation options for managing environmental responsibilities in the most cost-effective manner, and identifying and employing the best available technologies and practices. The group has special expertise in such areas as industrial and


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 6
municipal waste management, air pollution control, chemical accident prevention, and ground-water and drinking water management. The Consulting Group also provides technical and regulatory support to EPA's Office of Solid Waste, focusing on human health and ecological risk assessment and waste characterization.

     Global environmental issues are also a particular area of focus within the Consulting Group. Working with U.S. and international organizations that fund global environmental work and within numerous private-sector organizations, the Consulting Group has conducted projects in over 30 countries and has been actively involved in supporting international environmental treaties. Working on global change issues for the EPA for 14 years, the Company supports the EPA's Global Change Division, providing services related to the reduction of methane and other greenhouse gases.

     In September 1996, the Consulting Group announced that it has signed a five-year contract, potentially valued at more than $60 million, to provide technical analysis and implementation support for EPA's Green Lights and ENERGY STAR programs. The Consulting Group has worked on EPA's voluntary public-private partnership programs on energy efficiency and methane reduction since their inception in 1990.

     Energy and Natural Resource Management Services.   This line of business
supports the development of corporate and technical plans for managing power resources and energy projects, provides economic assessments of short- and long-term market conditions for various fuels, and serves as experts in litigation and regulatory proceedings. The Consulting Group assists its customers in identifying market opportunities, commercializing new technologies, and developing public policy; it links energy markets with energy technology.

     Housing and Community Development.   This practice provides training,
technical assistance, program support, and research services related to affordable housing and community development. Additionally, the Consulting Group helps federal agencies, cities, states, and nonprofit organizations to design and implement programs that provide affordable, cost-effective housing, to promote business and economic development, and to help revitalize deteriorated neighborhoods.

     Information Management Programs.   The Company assists clients in
developing decision support systems that facilitate the collection and use of information to track performance, identify opportunities and improve decision making. The group offers a number of simulation models and proprietary applications. By combining consulting expertise with information technology skills, the group helps its customers deal with the unique challenges of their business environment.


GENERAL INFORMATION ABOUT THE COMPANY

COMPETITION AND CONTRACT AWARD PROCESS

     The market for the Company's services is highly competitive. The Company and its subsidiaries compete with many other engineering, construction, program management, and consulting services firms ranging from small firms to large multinational firms having substantially greater financial, management, and marketing resources than the Company. Other competitive factors include quality of services, technical qualifications, reputation, geographic presence, price, and the availability of key professional personnel.

     Private-sector Work. Competition for private-sector work generally is based on several factors, including quality of work, reputation, price, and marketing approach. The Company's objective is to establish and maintain a strong competitive position in its areas of operations by adhering to its basic philosophy of delivering high-quality work in a timely fashion within its clients' budget constraints.

     Public-sector Work. Most of the Company's contracts with public-sector clients are awarded through a competitive bidding process that places no limit on the number or type of offerors. The process usually begins with a government Request for Proposal (RFP) that delineates the size and scope of the proposed contract. Proposals are evaluated by the government on the basis of technical merit (for example, response to mandatory solicitation provisions, corporate and personnel qualifications, and experience) and cost. The Company believes that its experience


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                      Page 7
and ongoing work strengthen its technical qualifications and, thereby, enhance its ability to compete successfully for future government work.

     Teaming Arrangements. In both the private and public sectors, the Company, acting either as a prime contractor or as a subcontractor, may join with other firms to form a team that competes for a single contract or submits a single proposal. Because a team of firms almost always can offer a stronger set of qualifications than any firm standing alone, these teaming arrangements often are very important to the success of a particular competition or proposal. The Company maintains a large network of business relationships with other companies and has drawn repeatedly upon these relationships to form winning teams.

     Contract Structure. The Company's subsidiaries operate under a number of different types of contract structures with its private- and public-sector clients, the most common of which are Cost Plus and Fixed Price. Under Cost Plus contracts, the Company's costs are reimbursed with a fee (either fixed or percentage of cost) and/or an incentive or award fee offered to provide inducement for effective project management. A variation of Cost Plus contracts are time and materials contracts under which the Company is paid at a specified fixed hourly rate for direct labor hours worked. Under Fixed Price contracts, the Company is paid a predetermined amount for all services provided as detailed in the design and performance specifications agreed to at the project's inception.

CUSTOMERS

     The Company's clients include DOE and other federal departments and agencies; major corporations in the energy, transportation, chemical, steel, aluminum, mining, and manufacturing industries; utilities; and a variety of state and local government agencies throughout the United States. DOE accounted for approximately 70% of the Company's consolidated gross revenue for the year ended December 31, 1996; other Federal agencies collectively accounted for another approximately 10%. The federal government accounted for approximately 79% of the Company's consolidated gross revenue for the ten months ended December 31, 1995, and 73% for the year ended February 28, 1995.

     The Company's international clients include both private firms and foreign government agencies in such countries as Australia, Czech Republic, France, Portugal, and Taiwan. For the year ended December 31, 1996, foreign operations accounted for approximately 5.8% of the Company's consolidated gross revenue. For information concerning gross revenue, operating income, and identifiable assets of the Company's business by geographic area, see Note 15 to the consolidated financial statements.

BACKLOG

     Backlog refers to the aggregate amount of gross contract revenue remaining to be earned pursuant to signed contracts extending beyond one year. At December 31, 1996, the Company's contract backlog was approximately $4.7 billion in gross revenue, up from approximately $4.4 billion in gross revenue at December 31, 1995. The Kaiser-Hill Performance Based Integrating Management contract at Rocky Flats near Denver, Colorado, represents approximately 63% of the Company's total backlog at December 31, 1996. The Company expects that approximately 20% of the backlog at December 31, 1996, will be worked off during 1997. Because of the nature of its contracts, the Company is unable to calculate the amount or timing of service revenue that might be earned pursuant to these contracts. The Company believes that backlog is not a predictor of future gross or service revenue.

     Differences in contracting practices between the public and private sectors result in the Company's backlog being weighted heavily toward contracts
associated with departments agencies of the federal government.   Backlog under
contracts with the federal government that extend beyond the government's current fiscal year includes the full contract amount, including in many cases amounts anticipated to be earned in option periods and certain performance fees, even though annual funding of the amounts under such contracts generally must be appropriated by Congress before funds can be expended during any year under such contracts. In addition, departments and/or agencies must allocate the appropriated funds to these specific contracts and thereafter authorize work or task orders to be performed under these specific contracts. Such authorizations are generally for periods considerably shorter than the duration of the work the Company expects to perform under a particular contract and generally cover only a percentage of the contract revenue. Because of these factors, the amount of federal government contract backlog for which funds have been appropriated and allocated, and task orders issued, at any given date is a substantially smaller amount than the


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                      Page 8
total federal government contract backlog as of that date. In the event that option periods under any given contract are not exercised or funds are not appropriated, allocated, or authorized to be spent under any given contract, the amount of backlog attributable to that contract would not result in revenue to the Company. All contracts and subcontracts with departments and/or agencies of the federal government are subject to termination, reduction, or modification at any time at the discretion of the government.

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

     RCRA governs hazardous waste generation, treatment, transportation, storage, and disposal. RCRA, or EPA-approved state programs at least as stringent, govern waste handling activities involving wastes classified as "hazardous." Substantial fees and penalties may be imposed under RCRA and similar state statutes for any violation of such statutes and the regulations thereunder.

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

     Clients frequently attempt to shift various liabilities arising out of remediation of their own environmental problems to contractors through contractual indemnities. Such provisions seek to require the Company to assume


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                      Page 9
liabilities for damage or personal injury to third parties and property and for environmental fines and penalties. The Company has endeavored to protect itself from potential liabilities resulting from pollution or environmental damage by obtaining indemnification from its private-sector clients and intends to continue this practice in the future. Under most of these contracts, the Company has been successful in obtaining such indemnification; however, such indemnification generally is not available if such liabilities arise as a result of breaches by the Company of specified standards of care or if the indemnifying party has insufficient assets to cover the liability. The Company's subsidiary, ICF Kaiser Remediation Company, is the entity through which the Company intends to increase its remediation activities performed for public- and private-sector clients. The Company will continue its efforts to minimize the risks and potential liability associated with its remediation activities by performing all remediation contracts in a professional manner and by carefully reviewing any and all remediation contracts it signs in an effort to ensure that its environmental clients accept responsibility for their own environmental problems.

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

     Under Kaiser-Hill's contract with the DOE, Kaiser-Hill is not responsible for, and DOE pays all costs associated with, any liability (including without limitation, a claim involving strict or absolute liability and any civil fine or penalty, expense, or remediation cost, but limited to those of a civil nature), which may be incurred by, imposed on, or asserted against Kaiser-Hill arising out of any act or failure to act, condition, or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 ("pre-existing conditions"). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill's managerial personnel and cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill is responsible, but only for the incremental liability, expense, or remediation caused by Kaiser-Hill.

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

     In connection with its services to its environmental, infrastructure, and industrial clients, the Company works closely with federal and state government environmental compliance agencies, and occasionally contests the conclusions those agencies reach regarding the Company's compliance with permits and related regulations. To date, the Company never has paid a fine in a material amount or had liability imposed on it for pollution or environmental damage in connection with its services; however, there can be no assurance that the Company will not have substantial liability imposed on it for any such damage in the future.

INSURANCE

     The Company has a comprehensive risk management and insurance program that provides a structured approach to protecting the Company. Included in this program are coverages for general, automobile, pollution impairment, and professional liability; for workers' compensation; and for employers and property liability. The Company believes that the insurance it maintains, including self-insurance, is in such amounts and protects against such risks as is customarily maintained by similar businesses operating in comparable markets. At this time, the Company

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 10
expects to continue to be able to obtain general, automobile, and professional liability; workers' compensation; and employers and property insurance in amounts generally available to firms in its industry. There can be no assurance that this situation will continue, and if insurance of these types is not available, it could have a material adverse effect on the Company.

     The Company has pollution insurance coverage on a claims-made basis, in amounts and on terms that are economically reasonable, against possible liabilities that may be incurred in connection with its conduct of its environmental business. An uninsured claim arising out of the Company's environmental activities, however, if successful and of sufficient magnitude, could have a material adverse effect on the Company.

GOVERNMENT REGULATION

     The Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. The Company has provided for its estimate of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Many of the issues, however, have not been quantified by the government or the Company, and others are qualitative in nature, and their potential financial impact, if any, is not quantifiable by the government or the Company at this time. This provision will be reviewed periodically as discussions with the government progress.

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

     Because some of the Company's subsidiaries provide the federal government with nuclear energy and defense-related services, these subsidiaries and a substantial number of their employees are required to have and maintain security clearances from the federal government. These subsidiaries and their employees have been able to obtain these security clearances in the past, and the Company has no reason to believe that there would be any problems in this area in the future; however, there can be no assurance that the required security clearances will be obtained and maintained in the future. Because of its nuclear energy and defense-related services, the Company is subject to foreign ownership, control, and influence (FOCI) regulations imposed by the federal government and designed to prevent the release of classified information to contractors who are under foreign control or influence. The Company has implemented procedures designed to insulate such subsidiaries from any FOCI that might affect the Company.
There can be no assurance that such measures will prevent FOCI policies from affecting the ability of the Company's subsidiaries to secure and maintain certain types of federal government contracts.

EMPLOYEES

     As of March 1, 1997, ICF Kaiser employed 5,047 persons, and the Company believes that its relations with its employees are good. Of the total employees, 1,886 persons are employed at Kaiser-Hill's Rocky Flats site in Colorado. A total of 1,355 of the Rocky Flats personnel are represented by the United Steelworkers of America, Local 8031. The Company believes that its relations with the union are good.


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 11

Item 2.   Properties

     All of the Company's operations are conducted either in leased facilities or in facilities provided by the federal government or other clients. As of December 31, 1996, the Company leased an aggregate of approximately one million square feet of space. The terms of these leases range from month-to-month to 15 years, and some may be renewed for additional periods. Some of the space leased by the Company has been subleased to other entities under subleases expiring from 1997 to 2000.

     The Company's headquarters is located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600. The Company's regional headquarters and other offices are listed on page 2 of this Report. Because the Company's operations generally do not require the maintenance of unique facilities, suitable office space is readily available for lease in most of the areas served. The Company believes that adequate space to conduct its operations will be available for the foreseeable future. In 1987, the Company entered into a 15-year lease agreement for its headquarters building in Fairfax, Virginia, containing approximately 200,000 square feet of office space. In 1988, the Company signed a 15-year lease agreement to occupy approximately 100,000 square feet of office space in a new building adjacent to the Virginia headquarters building. In connection with the acquisition of ICF Kaiser Engineers in 1988, ICF Kaiser acquired the lease for ICF Kaiser Engineers' offices in Oakland, California. The lease provides for approximately 142,000 square feet of office space and expires in June 2000. In 1996, the Company relocated its regional headquarters in Pittsburgh to a new address in Pittsburgh under a lease for 75,000 square feet of office space.

Item 3.   Legal Proceedings

    In the course of the Company's normal business activities, various claims or charges have been asserted and litigation commenced against the Company arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, an adequate reserve has been provided for final judgments, if any, in excess of insurance coverage, that might be rendered against the Company in such litigation. See "General Information about the Company -- Potential Environmental Liability" and "-- Government Regulation."


Item 4.   Submission of Matters to a Vote of Security Holders

    None



Item 10.   Executive Officers of the Registrant

     The names of the Company's executive officers and their ages (as of March 5, 1997), principal corporate positions, and business experience are set forth below.

     James O. Edwards, 53, has been Chairman of the Board and Chief Executive Officer of ICF Kaiser International, Inc. since 1987. He also was President of ICF Kaiser International, Inc. from 1987 to 1990. In 1974, he joined ICF Incorporated, the predecessor of ICF Kaiser International, Inc. and was its Chairman and Chief Executive Officer from 1986 until the 1987 establishment of ICF Kaiser International, Inc. Mr. Edwards graduated from Northwestern University (B.S.I.E.) and Harvard University (M.B.A., High Distinction, George
F. Baker Scholar).

     Michael K. Goldman, 45, has been an Executive Vice President since 1990 and the Chief Administrative Officer of the Company since 1995. He has held senior management positions in several of the Company's operating


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 12
subsidiaries since 1980. Prior to joining the Company, Mr. Goldman was in the private practice of law. Mr. Goldman graduated from Harvard University (B.A., M.B.A. High Distinction, George F. Baker Scholar) and the University of California at Berkeley (J.D.).

     Sudhakar Kesavan, 42, has been an Executive Vice President of the Company and President of the Company's Consulting Group since December 1996. He has held senior management positions in the Company's Consulting Group since 1983. Prior to joining the Company, Mr. Kesavan worked for the Indian subsidiary of the Royal Dutch/Shell company. Mr. Kesavan graduated from the Indian Institute of Technology (B. Tech), Indian Institute of Management (P.G.D.M.) and the Massachusetts Institute of Technology. (S.M.).

     Edward V. Lower, 51, has been an Executive Vice President of the Company since December 1995. In 1991, Dr. Lower joined EA Engineering, Science and Technology, Inc. as President and Chief Operating Officer; he became a member of that company's Board of Directors in 1994. Prior to joining EA Engineering, Dr. Lower worked for Union Carbide in a variety of positions, most notably vice president/general manager. Dr. Lower graduated from the University of Delaware (B.S.), LaSalle University (LL.B.), West Virginia University (M.B.A.), and New York University (M.A.; Ph.D.).

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

     Timothy P. O'Connor, 32, has been Vice President and Treasurer of ICF Kaiser International, Inc. since January 1997. He had been an Assistant Treasurer of the Company since May 1995. From 1990 until 1995, Mr. O'Connor was employed by Lockheed Martin Corporation of Bethesda, Maryland, where he held a number of financial positions, including assistant cash manager, project manager, and senior financial analyst. Prior to that, Mr. O'Connor worked for Lazard Freres and Co. of New York, New York, as an accountant and institutional representative. Mr. O'Connor, who is a Certified Cash Manager, graduated from the University of Delaware (B.S.).

     Marcy A. Romm, 38, has been Senior Vice President and Director of Human Resources of the Company since 1993. She has held Human Resources positions at ICF Kaiser since 1984. Ms. Romm graduated from George Washington University (B.A., M.B.A.).

     Marc Tipermas, 49, has been Executive Vice President and Director of Corporate Development for ICF Kaiser International, Inc. since 1993. He has held senior management positions in several of ICF Kaiser's operating subsidiaries since joining the Company in 1981. From 1977 to 1981, Dr. Tipermas was employed by the U.S. Environmental Protection Agency where he was the Director of the Superfund Policy and Program Management Office from 1980 to 1981. Prior to joining EPA, he was Assistant Professor of Political Science at the State University of New York at Buffalo from 1975 to 1977. Dr. Tipermas has been a director of ICF Kaiser International, Inc. since 1993. Dr. Tipermas graduated from the Massachusetts Institute of Technology (S.B.) and Harvard University (A.M., Ph.D.).

     David Watson, 53, has been an Executive Vice President and President of the Company's International Operations Group since December 1995. From 1989 to November 1995, he was with Day & Zimmerman International, Inc., an engineering and construction firm. From 1989 to 1993 he was President of that firm's Advanced Dzign Systems; in 1993 he led that firm's venture into the international marketplace by taking the position of President of D&Z International, an off-shore international unit, where he established a strategy to pursue engineering and construction work in China and Russia. Prior to joining Day & Zimmerman, Mr. Watson was with Stearns Catalytic,

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 13

Inc. and Burmah Oil Company. Mr. Watson graduated from Loughborough University of Technology, Loughborough, Leicestershire, England (B. Tech).

     Paul Weeks, II, 53, has been Senior Vice President, General Counsel, and Secretary of ICF Kaiser International, Inc. since 1990. He joined ICF Incorporated in May 1987 as its Vice President, General Counsel, and Secretary. From 1973 to 1987 he was employed by Communications Satellite Corporation, where from 1983 to 1987 he was Assistant General Counsel for Corporate Matters. Mr. Weeks graduated from Princeton University (B.S.E.E.) and The National Law Center of George Washington University (J.D.).

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Since September 14, 1993, the Common Stock has been traded on the New York Stock Exchange (NYSE) under the symbol "ICF". At March 5, 1997, the Company's record date for its 1997 Annual Meeting of Shareholders, there were 1,399 shareholders of record; the Company believes that there are approximately 4,850 beneficial owners of Common Stock.

     On March 5, 1997, the closing price of the Common Stock as reported by the NYSE was $2.25. The following table sets forth, for the periods indicated, the high and low sales prices on the NYSE for the Common Stock:



         Common Stock Price
                                       High    Low
Ten Months Ended December 31, 1995

       First Quarter.............     $5.000  $3.750
       Second Quarter............      4.625   3.750
       Third Quarter.............      4.750   3.250
       December..................      4.250   3.125

Year Ended December 31, 1996

       First Quarter.............     $4.375  $2.625
       Second Quarter............      3.375   2.375
       Third Quarter.............      3.250   2.000
       Fourth Quarter............      2.375   1.750


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

     The Board of Directors determines the Company's Common Stock dividend policy based on the Company's results of operations, payment of dividends on preferred stock, financial condition, capital requirements, and other circumstances. The Company's debt agreements allow dividends to be paid on its capital stock provided that the Company complies with certain limitations imposed by the terms of such agreements. See Notes 6 and 9 to the consolidated financial statements.


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 14

Item 6.   Selected Financial Data

     The selected consolidated financial data of the Company for the year ended December 31, 1996, the ten months ended December 31, 1995, and each year in the three-year period ended February 28, 1995, have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 1996, financial statements.

                     SELECTED CONSOLIDATED FINANCIAL DATA

                    (in thousands, except per share data)


                                                                   Ten Months
                                                  Year Ended          Ended
                                                  December 31,    December 31,              Year Ended February 28,
                                                                                  --------------------------------------------
                                                     1996             1995            1995         1994(1)            1993
                                                     ----             ----            ----          ------            ----
STATEMENT OF OPERATONS DATA:

Gross revenue..................................  $ 1,248,443      $  916,744      $  861,518     $  651,657       $  678,882
Service revenue (2)............................      532,116         425,896         459,786        382,708          391,528
Operating income (loss)........................       21,180          17,505          13,688         (5,230)          22,744
Income (loss) before income taxes, minority
 interests, and extraordinary item.............       14,484           6,303           1,239        (12,877)          14,894
Income (loss) before minority interests and
 extraordinary item............................       11,877           4,212          (1,661)       (12,528)           8,639
Net income (loss) before extraordinary item....        5,834           2,252          (1,661)       (12,528)           8,639
Net income (loss)..............................        5,834           2,252          (1,661)       (18,497)           8,639
Net income (loss) available for common
 shareholders..................................        3,656             449          (3,815)       (25,322)           3,346

PRIMARY AND FULLY DILUTED NET INCOME (LOSS)
 PER COMMON SHARE:
 Before extraordinary item.....................  $      0.17      $     0.02      $    (0.18)    $    (0.92)      $     0.16
 Extraordinary loss on early extinguishment
  of debt......................................            -               -               -          (0.29)               -
                                                 -----------      ----------      ----------     ----------       ----------
   Total.......................................  $      0.17      $     0.02      $    (0.18)    $    (1.21)      $     0.16
                                                 ===========      ==========      ==========     ==========       ==========
Weighted average common and common equivalent
 shares outstanding, assuming full dilution....       22,062          21,517          20,957         20,886           21,272

BALANCE SHEET DATA (END OF PERIOD):

Total assets...................................  $   365,973      $  369,517      $  281,422     $  281,198       $  293,076
Working capital................................      113,898          84,589          91,640         87,648           85,861
Long-term liabilities..........................      161,951         125,818         133,130        130,752           75,602
Redeemable preferred stock.....................            -          19,787          19,617         20,212           44,824
Shareholders' equity...........................       34,892          28,427          27,624         30,780           58,521

---------------------
(1) In fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

(2) Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies.


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 15

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

CHANGE IN FISCAL YEAR

   The Company changed from a fiscal year ending February 28 to a fiscal year ending December 31, effective December 31, 1995. As a result, the accompanying consolidated financial statements include operations for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995. The difference in the length of the periods included in the accompanying statements of operations (Time Period Difference) is an important factor in analyzing the Company's financial results.

FINANCIAL REVIEW

   The Company's operating income of $21.2 million for the year ended December 31, 1996 (1996), was a $3.7 million increase from the $17.5 million of operating income recorded for the ten months ended December 31, 1995 (1995).

   The increase was due, in part, to a $5.0 million increase in operating income (before minority interests) from the Performance Based Integrating Management Contract at the U.S. Department of Energy's (DOE) Rocky Flats Environmental Technology Site in Colorado (Rocky Flats). The Rocky Flats contract was awarded in April 1995 to Kaiser-Hill Company, LLC (Kaiser-Hill), a limited liability company owned equally by the Company and CH2M Hill Companies, Ltd. (CH2M Hill). Work under the Rocky Flats contract began on July 1, 1995.

   Operating income for the Company's consulting group increased $2.4 million from 1995 to 1996, primarily due to the recognition of revenue resulting from the acceleration in the cost approval process (see Note 2 to the consolidated financial statements). Prior to the third quarter of 1996, the Company had estimated and recorded revenue based on provisional rates. In 1996, the Company accelerated the procedures for obtaining approval from the U.S. government for the Company's actual costs incurred in current periods. As a result, in 1996, the Company's consulting group was able to accelerate its process of billing on certain cost-reimbursement contracts.

   The Company's operations at DOE's Hanford, Washington, Site (Hanford) produced a $0.9 million increase in operating income in 1996 versus 1995, resulting from higher award fees earned at Hanford in 1996 and activities associated with the final phase of the Company's work at Hanford. The Company's contract was effectively terminated by DOE on October 1, 1996 (see "Business Outlook").

   The Company's operating income also increased for the year ended December 31, 1996, versus the ten months ended December 31, 1995, due to a $2.6 million increase in operating income from international operations, primarily due to the Time Period Difference and improved operating results from the Company's Australian operations. An additional increase of $1.3 million resulted from income from the Company's increased economic interest in an entity that owns a coal pulverization facility and the Time Period Difference. The Company sold a majority portion of its equity interest in entities that own and operate the pulverized coal injection facility in December 1996, resulting in a $9.4 million pretax gain (see Note 3 to the consolidated financial statements). In prior periods, the earnings from this investment have been significant to the Company.

   Partially offsetting the operating income increases discussed above were decreases of $5.2 million in operating income from other federal programs and $4.3 million in operating income from engineering and

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 16
construction operations. There was a $2.4 million decrease in operating income from two relatively large contracts in the federal programs group because they were not renewed in 1996. The federal programs group also had significant increases in its costs associated with marketing activities in pursuit of large-scale projects, including approximately $2.5 million of costs in 1996 associated with the Company's unsuccessful recompete bid on the Hanford contract (see "Business Outlook") and significant costs associated with other DOE proposals. The engineering and construction group also experienced higher costs in 1996 associated with marketing activities and continued to face significant pressures to maintain existing profit margins on projects. In addition, engineering and construction operations for the ten months ended December 31, 1995, included operating income from a major transit project in the Philippines.

   Operating income for the ten months ended December 31, 1995, also included a $1.9 million operating loss from an unprofitable business that was closed in early 1996 and $0.5 million of additional income (net) from unusual items (see "Unusual Items").

BUSINESS OUTLOOK

     The Company's contract backlog was $4.7 billion at December 31, 1996, compared to $4.4 billion at December 31, 1995. The Rocky Flats contract represented $2.9 billion of the contract backlog at December 31, 1996. Several notable additions to contract backlog are described below.

     In September 1996, the Company signed a contract estimated at $260 million to perform environmental restoration work at federal installations in the South Pacific Division of the U.S. Army Corps of Engineers, Sacramento District. The contract is for four years, with two, three-year options and is a cost-reimbursement, delivery-order contract. The fee structure includes a combination of cost-plus-fixed-fee, award fee, and incentive fees. In March 1996, the Company signed a two-year, $102 million contract to provide engineering and construction services for the initial phase of a mini-mill project for Nova Hut, a.s., an integrated steel maker based in the Ostrava region of the Czech Republic. The Company currently is negotiating a contract with Nova Hut for the next phase of the mini-mill project. Earnings associated with this contract for the next phase of work are expected to be material to the Company's operating results. The Company expects to complete negotiations on this contract early in 1997.

     In August 1996, the Company, through its subsidiary, ICF Kaiser Hanford Company, was informed that the team of which it was a member was unsuccessful in its bid for DOE's new management and integration contract at Hanford. The Company's existing contract to perform services at Hanford was scheduled to expire in March 1997, but was effectively terminated by DOE on October 1, 1996. In response to the reduction and eventual termination of the Hanford contract, in August 1996 the Company initiated a significant operational-efficiency and cost-savings program, together with management changes, with the objective of minimizing the long-term impact associated with the termination of the Hanford contract.

     There was a significant decrease in the Company's fourth-quarter operating income in 1996 as compared to previous quarters in 1996 and 1995. The impact on cash flows, gross and service revenue, and earnings due to the closeout of the Hanford contract was material in the fourth quarter of 1996. The Company also believes the impact on cash flows, gross and service revenue, and earnings from the loss of the Hanford contract will be material in 1997 if replacement contracts (including the next phase of the Nova Hut contract) are not won or if the cost-savings program is not successful. There can be no assurance, however, that the Company will be able to enter into new contracts or to achieve cost savings that will, in the aggregate, offset the effect of the loss of the Hanford contract.

     The Company's consulting group showed improvement in operating results between the year ended December 31, 1996, and the ten months ended December 31, 1995, aided by the recognition of revenue resulting from the accelerated cost approval process (see "Financial Review"). The U.S. Environmental Protection Agency (EPA) historically has been the consulting group's principal customer; for several years, the consulting group has been diversifying its client base to international, private-sector, and non-EPA federal government entities. EPA now accounts for only approximately 55% of the consulting group's service revenue. In 1996, the consulting group

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 17
increased its business development efforts to diversify its client base and expects to make further progress in diversification in 1997.

     As discussed in "Financial Review", the Company's domestic engineering and construction business has not performed as well in 1996 as compared to the prior year. As a result, the Company is continuing its efforts to enhance profitability of these operations. These efforts include management changes, the combining of the international and domestic engineering and construction business, cost-reduction efforts, and increases in marketing efforts concentrated on large-scale international projects. In conjunction with the cost-reduction efforts, the Company, in 1996, completed a realignment of several of its offices, including the termination of certain underutilized employees (see Note 16 to the consolidated financial statements). The Company will continue to seek other opportunities to save costs, and future actions may include additional office space consolidations and terminations. The ability of the Company's engineering and construction business to increase its operating margins is directly dependent upon the success of the Company's marketing strategies on large-scale projects, including those in the international arena, and the success of its cost-reduction efforts.

RESULTS OF OPERATIONS

     The following table summarizes key elements in the Consolidated Statements of Operations for the year ended December 31, 1996, and the ten months ended December 31, 1995 and 1994 (dollars in millions).

------------------------------------------------------------------------------
                                   Year ended
                                  December 31,   Ten Months Ended December 31,
                                                 -----------------------------
                                    1996             1995           1994
                                 ----------      ------------  ---------------
                                                                 (Unaudited)
Gross revenue                    $  1,248.4        $  916.7      $  732.4
Service revenue                  $    532.1        $  425.9      $  392.0
Service revenue as a percentage
 of gross revenue                      42.6%           46.5%         53.5%
Operating expenses as a
 percentage of service revenue:
 Direct cost of services and
  overhead                             82.2%           83.0%         86.0%
 Administrative and general            11.8%           11.0%          8.7%
 Depreciation and amortization          1.9%            2.0%          2.0%
 Unusual items, net                       -            (0.1)%           -
Operating income as a percentage
 of service revenue                     4.0%            4.1%          3.3%
------------------------------------------------------------------------------

     Gross revenue represents services provided to customers with whom the Company has a primary contractual relationship. Included in gross revenue are costs of certain services subcontracted to third parties, and other reimbursable direct project costs, such as materials procured by the Company on behalf of its customers.

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

     Operating profits (fees) generated by the Hanford and Rocky Flats contracts are based on performance and not revenue. A change in revenue between periods is not necessarily proportionate to the change in the fees earned. Consequently, changes in revenue may have an exaggerated impact on the Company's margins as measured on a percentage basis. In addition, because Kaiser-Hill is a consolidated subsidiary of the Company effective July 1, 1995, operating income includes the portion of income generated under the Rocky Flats contract attributable to CH2M Hill. CH2M Hill's interest in Kaiser-Hill is reflected as a minority interest in subsidiaries in the Company's

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 18
consolidated financial statements (see Note 2 to the consolidated financial statements). As a result, the increase in minority interests in net income of subsidiaries for the year ended December 31, 1996, versus the ten months ended December 31, 1995, is due to the increase in income from the Rocky Flats contract.

YEAR ENDED DECEMBER 31, 1996, VERSUS TEN MONTHS ENDED DECEMBER 31, 1995

Revenue

     Gross revenue for the year ended December 31, 1996, increased $331.7 million, or 36.2%, to $1,248.4 million. The increase in gross revenue was attributable primarily to the Time Period Difference and commencement of work under the Rocky Flats contract which generated a $266.2 million increase in gross revenue for the year ended December 31, 1996, versus the ten months ended December 31, 1995.

     Service revenue increased by $106.2 million for the year ended December 31, 1996, as compared to the ten months ended December 31, 1995. The increase was due primarily to the Time Period Difference and an increase in service revenue generated under the Rocky Flats contract ($76.7 million). Service revenue as a percentage of gross revenue decreased to 42.6% for the year ended December 31, 1996, from 46.5% for the ten months ended December 31, 1995. The decrease in service revenue as a percentage of gross revenue is a result of the nature of the Rocky Flats contract. A significant portion of the gross revenue derived from the Rocky Flats contract includes the costs of services subcontracted to third parties.

Operating Expenses

     Direct cost of services and overhead increased $84.2 million between the year ended December 31, 1996, and the ten months ended December 31, 1995. A $69.6 million increase in costs on the Rocky Flats contract was offset partially by a $17.2 million reduction in Hanford costs attributable to federal budget reductions at the Hanford Site and the effective termination of the contract on October 1, 1996. The remaining increase is due primarily to the Time Period Difference. The Company's direct cost of services and overhead as a percentage of service revenue for the year ended December 31, 1996, was comparable to the ten months ended December 31, 1995.

     Administrative and general expense increased $15.9 million, or 33.8%, between the year ended December 31, 1996, and the ten months ended December 31, 1995. The increase in these costs is due primarily to the Time Period Difference and the Company's increased commitment to marketing activities in 1996, including costs associated with new marketing positions within the Company and increased proposal and bidding activities on large-scale domestic and foreign contracts. The increase in administrative and general expenses as a percentage of service revenue resulting from increased marketing efforts was offset partially as a result of the increase in service revenue in 1996 from the Rocky Flats contract, which does not have a proportionate increase in administrative and general expenses.

Interest Expense

     Interest expense increased $4.1 million primarily due to the Time Period Difference. Interest expense also increased due to a 1% increase, effective March 1, 1996, in the interest rate on the Company's 12% Senior Subordinated Notes due 2003 (Subordinated Notes). The Company's principal debt outstanding consists of 12% Senior Subordinated Notes due 2003 and newly issued 12% Senior Notes due 2003, Series A (see "Liquidity and Capital Resources").

Income Tax Expense

     The Company's effective income tax rate decreased to 18.0% for the year ended December 31, 1996, compared with 33.2% for the ten months ended December 31, 1995 (see Note 8 to the consolidated financial statements). The Company's gain on the sale of an investment (see "Financial Review") in 1996 will generate substantial taxable income. As a result, the Company has partially reversed the valuation allowance on deferred tax assets. The partial reversal reduced tax expense by $2.1 million for the year ended December 31, 1996. The

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 19
remaining valuation allowance as of December 31, 1996, is for foreign tax benefits not currently assured of realization.

     At December 31, 1996, the Company had deferred tax assets of $1.1 million related to net operating loss carryforwards, of which $0.7 million expire within the next five years and $0.4 million expire in 2008 and 2009. Additionally, the Company had deferred tax assets of $2.5 million related to tax credit carryforwards, of which $0.8 million has an indefinite life, and $1.7 million expires between 1998 and 2009. The Company believes that expected levels of pretax earnings, when adjusted for nondeductible expenses, such as goodwill amortization, will generate sufficient future taxable income to realize the $9.7 million deferred tax asset (net) within the next five years.

     The income tax provision for the year ended December 31, 1996, was computed by excluding the minority interest in Kaiser-Hill's income because Kaiser-Hill is a flow-through entity for tax purposes and is owned partially by an outside party. This and the partial reversal of the valuation allowance had the effect of reducing the Company's effective tax rate. Since Kaiser-Hill commenced operations on July 1, 1995, its effect on the effective tax rate was relatively larger in the year ended December 31, 1996, than in the ten months ended December 31, 1995.

TEN MONTHS ENDED DECEMBER 31, 1995, VERSUS TEN MONTHS ENDED DECEMBER 31, 1994

Revenue

     Gross revenue for the ten months ended December 31, 1995, increased $184.3 million, or 25.2%, to $916.7 million. The increase in gross revenue was attributable to the commencement of work under the Kaiser-Hill contract which generated $277.7 million in gross revenue during the ten-month period. The increase was offset partially by a $98.6 million reduction in gross revenue under the Hanford contract due to federal budget reductions at the Hanford Site.

     Service revenue increased by $33.9 million for the ten-month period ended December 31, 1995, as compared to the ten months ended December 31, 1994. The increase was due primarily to $91.2 million of service revenue generated under the Rocky Flats contract, offset by a $57.8 million decrease in service revenue under the Hanford contract. Service revenue as a percentage of gross revenue decreased to 46.5% for the ten months ended December 31, 1995, from 53.5% for the ten months ended December 31, 1994, as a result of the nature of the Rocky Flats contract. A significant portion of the gross revenue derived from the Rocky Flats contract includes the costs of services subcontracted to third parties.

Operating Expenses

     Direct cost of services and overhead increased $16.4 million between the ten-month periods ended December 31, 1995 and 1994. Costs on the new Rocky Flats contract ($85.3 million) were offset by a $60.9 million reduction in the Hanford contract costs (attributable to the federal budget reductions discussed above).

     Administrative and general expenses increased $12.8 million, or 37.2%, between the ten-month periods ended December 31, 1995 and 1994, and increased from 8.7% to 11.0% as a percentage of service revenue. The increase in these costs was attributable primarily to the Company's increased marketing activities, including filling several key marketing positions and incurring relatively high levels of marketing expenses associated with proposing and bidding large-scale U.S. Department of Defense and DOE contracts.

Interest Expense

     The Company's average debt outstanding and average effective interest rate for the ten months ended December 31, 1995 and 1994, were as follows.


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 20

                                                 Ten Months Ended
                                        --------------------------------
                                        December 31,        December 31,
                                            1995                1994
                                        ------------        ------------
Average debt outstanding                $123,701,000        $122,674,000
Average effective interest rate                 12.9%               12.8%



     The average effective interest rate was comparable between the ten-month periods ended December 31, 1995 and 1994, due to consistent interest rates and indebtedness outstanding between the ten-month periods. The Company's principal debt outstanding consisted of the Subordinated Notes (see "Liquidity and Capital Resources").

Income Tax Expense

     The Company's income tax provision was $2.1 million and $3.0 million for the ten months ended December 31, 1995 and 1994, respectively. Although pretax income for the ten months ended December 31, 1995, was $3.5 million greater than pretax income for the comparable period ended December 31, 1994, the Company's effective tax rate decreased due to a reduction in permanent differences (such as the nondeductibility of goodwill) as a percentage of pretax income, increased foreign tax benefits, and minority interest earnings of a consolidated subsidiary (see Note 8 to the consolidated financial statements). The ten months ended December 31, 1994, also included a repatriation of overseas funds to the United States which could not, at that time, be offset by foreign tax credits, resulting in additional income taxes for that period.

     Because of the reported losses for the year ended February 28, 1994, a $3.3 million valuation allowance was established in that year for deferred tax assets. Although the level of pretax income has increased substantially since that period (with a corresponding increase in taxable income), the Company maintained the valuation allowance as of December 31, 1995.

Unusual Items

     During the ten months ended December 31, 1995, the Company recorded $0.5 million in additional income (net), consisting of the following unusual items: income in settlement of litigation against the Internal Revenue Service (IRS), associated with an affiliate of an acquired company, net of an accrual for related expenses ($6.8 million) (see "Liquidity and Capital Resources"); a charge to accrue the net settlement cost and legal expenses of other litigation ($4.6 million); a charge to accrue for severance for the termination of 110 employees in the engineering and international groups ($1.0 million); and a charge to accrue for consolidation of office space ($0.7 million). All actions associated with the termination of employees and consolidation of office space have been completed, and there is no further liability outstanding as of December 31, 1996, associated with this plan (see Note 16 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1996, cash and cash equivalents increased $0.4 million to $16.8 million. Operating activities generated $1.2 million in cash, including operations at Kaiser-Hill (owned equally by the Company and CH2M Hill) which generated $15.5 million from operating activities. An additional significant operating source of cash was $7.0 million received from the IRS in settlement of litigation (see "Unusual Items"). Significant operating uses of cash included $23.5 million in interest payments, consisting of three semiannual payments, on the Company's Subordinated Notes and a $3.7 million retirement plan payment.

WORKING CAPITAL

     The increase in prepaid expenses and other current assets and the decrease in investment in and advances to affiliates between December 31, 1996, and December 31, 1995, was due to the sale of an investment in entities that own and operate a pulverized coal injection facility in December 1996, the cash proceeds ($16.5 million) for which

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 21
were not received until January 1997 (see below). The increase in prepaid expenses and other current assets in 1996 was offset partially by a decrease attributable to the collection in 1996 of $7.0 million from the IRS, which was recorded in other current assets at December 31, 1995. The cash received from the IRS settlement is included in unusual items on the Statement of Cash Flows. The decrease in accrued interest was due to the timing of interest payments on the Subordinated Notes. The decrease in accounts payable and subcontractors payable was due primarily to the effective termination of the Hanford contract in 1996. The increase in deferred revenue was due primarily to advance billings and collections on a transit project in the Philippines.

     In July 1996, EPA approved the Company's provisional billing rates for the year ended February 28, 1995, for the rate variances on cost-plus contracts with U.S. government agencies for costs incurred during that year. The Company has received $2.2 million on these billings as of December 31, 1996, and expects to collect approximately $0.9 million in future periods. In October 1996, the Company also obtained approval for provisional billing rates for the ten months ended December 31, 1995. The Company has received $0.7 million on these billings as of December 31, 1996, and expects to collect approximately $2.0 million in future periods. In January 1997, the Company received approval for provisional billing rates for the year ended December 31, 1996, and expects to collect approximately $3.3 million in future periods.

CREDIT FACILITIES

     The Company's $40 million revolving credit facility became effective May 7, 1996, and expires June 30, 1998 (see Note 6 to the consolidated financial statements). The credit facility is provided by a group of three banks (the Banks) and is guaranteed by certain subsidiaries (Guarantors). ICF Kaiser International, Inc. and the Guarantors have granted the Banks a security interest in substantially all accounts receivable and certain other assets and have pledged the stock of certain subsidiaries. The credit facility limits the payments of cash dividends on common stock, prohibits the issuance of certain types of indebtedness, limits certain investments and acquisitions, and requires the maintenance of specified financial ratios. Total available credit is determined from a borrowing base calculation based on eligible accounts receivable (billed and unbilled). In connection with the Company's repurchase of preferred stock in December 1996 (see below), total available credit under the credit facility was increased temporarily by $5.0 million. This provision for additional capacity was terminated subsequently in January 1997.

     Due to the timing of additional borrowings made under the credit facility in connection with the repurchase of the preferred stock, the Company was not in compliance with one of the financial ratios at December 31, 1996. The Banks, however, granted a waiver of the requirement in January 1997 for December 31, 1996. The additional borrowings used to repurchase the preferred stock were repaid in January 1997.

     The credit facility contains Eurodollar and alternate base interest rate alternatives with margins dependent upon the Company's financial operating results. As of December 31, 1996, the Company had $20.5 million in cash borrowings and $21.1 million of performance letters of credit outstanding. As of December 31, 1996, the Company had $3.4 million of additional credit available under the credit facility. As of February 25, 1996, the Company had $4.0 million of cash borrowings outstanding, $19.7 million of letters of credit outstanding, and the additional credit available under the credit facility was $16.3 million.

     Kaiser-Hill has a $50 million receivables purchase facility to support its working capital requirements under the Rocky Flats contract. The receivables purchase facility contains certain program fees, requires Kaiser-Hill to maintain a specified tangible net worth, and contains certain letter of credit and default provisions for delinquent receivables. The receivables purchase facility expires on June 30, 1998, and is non-recourse to Kaiser-Hill's owners, ICF Kaiser International, Inc. and CH2M Hill.

SENIOR AND SUBORDINATED NOTES

     On December 23, 1996, the Company issued (through a private placement) 15,000 Units, each Unit consisting of $1,000 principal amount of the Company's 12% Senior Notes due 2003, Series A (Series A Senior Notes), and 7 warrants, each to purchase one share of the Company's common stock at an exercise price of $2.30

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 22
per share. Of the net issue price of $14.7 million ($15.0 million less a $0.3 million discount), $0.1 million was allocated to the 105,000 warrants and $14.6 million to the Series A Senior Notes. Interest on the Series A Senior Notes will be at a rate of 13% until the Company achieves and maintains a specified level of earnings, and is paid semiannually. In March 1997, the Company expects to exchange the Series A Senior Notes for Series B Senior Notes registered with the U.S. Securities and Exchange Commission in January 1997.
The terms of the Series B Senior Notes substantially are identical to the terms of the Series A Senior Notes.

     The net proceeds from the issuance of the Series A Senior Notes and borrowings under the credit facility were used to repurchase the Company's Series 2D Senior Preferred Stock and Series 2D Warrants in December 1996 for $20 million (see Note 9 to the consolidated financial statements). Additional net borrowings under the credit facility in 1996 also were used to fund operations.

     Because of technical limitations on the payment of dividends contained in the Indenture governing the Company's Subordinated Notes, the Company did not pay the November 30, 1995, and February 29, 1996, accrued dividends on the Company's Series 2D Senior Preferred Stock when due. These accrued dividends in the aggregate amount of $975,000 were paid in March 1996, following the signing of an amendment to the Indenture governing the Subordinated Notes which permitted the payment of all accrued and future dividends. As consideration for this amendment, the interest rate on the Subordinated Notes was increased from 12% to 13% until the Company achieves and maintains a specified level of earnings.

OTHER INVESTING AND FINANCING ACTIVITIES

     In December 1996, the Company sold the majority portion of its equity interest in entities that own and operate a pulverized coal injection facility, and certain related contractual rights, for $16.6 million. The buyer also has an option to purchase the remaining equity investment for $2.4 million in January 1998. The sales price is included in other current assets in the accompanying balance sheet as of December 31, 1996. The proceeds from the sale, net of $0.1 million held in escrow, were received in January 1997 and were reinvested in the Company's business. These entities' earnings and cash flows were material to the Company in 1996, and the absence of these entities' earnings and cash flows may have a material impact on the Company's future earnings and cash flows after 1996 if the Company's cost-savings and marketing programs are not successful.

     Other significant uses of cash in investing and financing activities included purchases of fixed assets ($4.9 million), payment of preferred stock dividends ($2.6 million), distribution of income to a minority interest ($2.4 million), payment of debt issuance costs ($1.4 million), and investments in joint ventures and affiliates ($1.3 million).

LIQUIDITY AND CAPITAL RESOURCES OUTLOOK

     The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its current level of operations, including interest obligations, throughout the next 12 months. The Company currently is exploring options that would provide additional capital for longer-term objectives including replacing the Company's long-term debt with equity.

     The credit facility limits the Company's ability to make acquisitions and other investments, and the Indentures governing the Company's Senior and Subordinated Notes limit the Company's ability to make restricted payments, including certain payments in connection with investments and acquisitions. These credit facility and Indenture limitations mean that during the next several years it likely will be necessary for the Company to issue additional equity securities to fund any significant acquisitions and to invest significant amounts in joint ventures. These limitations may make it more difficult for the Company to compete effectively in its markets.

     In addition to the cash requirements of the Company's daily operations, the Company has semiannual interest payments of $9.1 million due in June and December for the Series A and B Senior Notes and Subordinated Notes. After the Company achieves and maintains a specified level of earnings, the semiannual interest requirement

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 23
will be reduced to $8.4 million. The Company expects to meet this interest obligation with either operating cash flows or borrowings under its credit facility.

Item 8.  Financial Statements and Supplementary Data

          The Financial Statements and Supplementary Data appear on pages F-1 through F-33 and S-1 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

          Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Registrant is included under a separate caption in Part I hereof. Information regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

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


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 24

                                 PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                (a) Documents filed as part of this Report Page


1.      Consolidated Financial Statements of ICF Kaiser International, Inc. and Subsidiaries
  a.    Report of Independent Accountants.................................................................  F-1
  b.    Consolidated Balance Sheets as of December 31, 1996, and December 31, 1995........................  F-2
  c.    Consolidated Statements of Operations for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995.....................................  F-3
  d.    Consolidated Statements of Shareholders' Equity for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995..........................  F-4
  e.    Consolidated Statements of Cash Flows for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995..............................  F-5
  f.    Notes to Consolidated Financial Statements........................................................  F-6


2. Supplemental Schedule Relating to the Consolidated Financial Statements of
   ICF Kaiser International, Inc. and Subsidiaries for the year ended
   December 31, 1996, the ten months ended December 31, 1995, and the year ended
   February 28, 1995.
   a.   Schedule II: Valuation and Qualifying Accounts....................................................  S-1

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

                                 (b) Exhibits

Exhibit No. 3 -- Articles of Incorporation and By-laws

  3(a) Restated Certificate of Incorporation of ICF Kaiser International,
       Inc. (restated through June 26, 1993) (Incorporated by reference to Exhibit No. 3(a) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

  3(b) Amended and Restated By-laws of ICF Kaiser International, Inc. (as amended through June 23, 1995) (Incorporated by reference to Exhibit No. 3(b) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1995 filed with the Commission on October 13,
       1995)

  3(c) Articles of Incorporation of Cygna Consulting Engineers and Project
       Management, Inc. (Incorporated by reference to Exhibit No. 3(c) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

  3(d) By-laws of Cygna Consulting Engineers and Project Management, Inc.
       (Incorporated by reference to Exhibit No. 3(d) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

  3(e) Certificate of Incorporation of ICF Kaiser Government Programs, Inc.
       (Incorporated by reference to Exhibit No. 3(e) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 25

  3(f) By-laws of ICF Kaiser Government Programs, Inc. (Incorporated by reference to Exhibit No. 3(f) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

  3(g) Certificate of Incorporation of PCI Operating Company, Inc. (Incorporated by reference to Exhibit No. 3(g) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

  3(h) By-laws of PCI Operating Company, Inc. (Incorporated by reference to
       Exhibit No. 3(h) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

  3(i) Certificate of Incorporation of Systems Applications International, Inc.
       (Incorporated by reference to Exhibit No. 3(i) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

  3(j) By-laws of Systems Applications International, Inc. (Incorporated by reference to Exhibit No. 3(j) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

Exhibit No. 4 -- Instruments Defining the Rights of Security Holders, including Indentures

  4(a) Indenture dated as of January 11, 1994, between ICF Kaiser International,
       Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit No. 4(a) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

    1. First Supplemental Indenture dated as of February 17, 1995. (Incorporated by reference to Exhibit No. 4(a)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal year 1995 filed with the Commission on May 23, 1995)

    2. Second Supplemental Indenture dated September 1, 1995 (Incorporated by reference to Exhibit No. 4(a) (2) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)

    3. Third Supplemental Indenture dated October 20, 1995 (Incorporated by reference to Exhibit No. 4(a)(3) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)

    4. Fourth Supplemental Indenture dated as of March 8, 1996 (Incorporated by reference to Exhibit No. 4 (a)(4) to Transition Report on Form 10-K Registration No. 1-12248 for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

    5. Fifth Supplemental Indenture dated as of June 24, 1996 (Incorporated by reference to Exhibit No. 4 (a)(5) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27,
       1996)

  4(b) Form of 12% Senior Subordinated Note due 2003 (Incorporated by reference to Exhibit No. 4(b) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(c) Form of Common Stock Purchase Warrant expiring May 15, 1999 (as amended and restated through January 11, 1994) (Incorporated by reference to Exhibit No. 4(e) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(d) Rights Agreement, dated as of January 13, 1992, between ICF Kaiser
       International, Inc. and Office of the Secretary, ICF Kaiser International, Inc. as Rights Agent, including

          1. Form of Certificate of Designations of Series 4 Junior Preferred Stock

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 26

          2. Form of Rights Certificate

          3. Summary of Rights to Purchase Preferred Stock (Incorporated by reference to Exhibit No. 4(h) to Quarterly Report on Form 10-Q Registrant No. 0-18025 for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

  4(e) Warrant Agreement dated as of January 11, 1994, between the Registrant and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(c) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(f) Form of Warrant expiring December 31, 1998 (Incorporated by reference to Exhibit No. 4(d) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

  4(g) Indenture dated as of December 23, 1996, between ICF Kaiser
       International, Inc. and the Bank of New York, as Trustee, including Guarantees, dated December 23, 1996, by each of the Subsidiary Guarantors (Incorporated by reference to Exhibit No. 4(g) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

  4(h) Form of 12% Senior Note due 2003, Series A (Incorporated by reference to
       Exhibit No. 4(h) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

  4(i) Form of 12% Senior Note due 2003, Series B (Incorporated by reference to
       Exhibit No. 4(i) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

  4(j) Warrant Agreement dated as of December 23, 1996, between ICF Kaiser
       International, Inc. and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(j) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

  4(k) Form of Warrant expiring December 31, 1999 issued under Warrant Agreement dated as of December 23, 1996 (Incorporated by reference to Exhibit No. 4(k) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

  4(l) Registration Rights Agreement dated as of December 23, 1996 between ICF
       Kaiser International, Inc. and BT Securities Corporation, as Initial Purchaser (Incorporated by reference to Exhibit No. 4(l) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

Exhibit No. 10 -- Material Contracts

  10(a) Credit Agreement dated as of May 6, 1996, with CoreStates N.A., as agent
        (Incorporated by reference to Exhibit No. 10(r) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1996 filed with the Commission on August 14, 1996)

     1. Amendment No. 1 to Credit Agreement dated as of December 17, 1996 (Incorporated by reference to Exhibit No. 10(a)(1) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

  10(b) ICF Kaiser International, Inc. Employee Stock Ownership Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(c) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 27

    1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(l)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1995 filed with the Commission on May 23, 1995)

    2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(b)(2) to Transition Report on Form 10-K Registrant No. 1-12248 for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

    3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(b)(3) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

10(c) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 Registrant No. 33-64655 filed with the Commission on November 30, 1995)

10(d) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

    1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K Registrant No. 1-12248 filed with the Commission on May 23, 1995.)

    2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K Registrant No. 1-12248 for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

    3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

10(e)  Trust Agreement with Vanguard Fiduciary Trust Company dated as of
       August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(f) Lease Agreement between HMCE Associates (as Landlord) and ICF Kaiser Incorporated (as Tenant), dated January 30, 1987, for the lease of the Registrant's headquarters in Fairfax, Virginia (Incorporated by reference to Exhibit No. 10(a) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)

    1. First Amendment entered into August 31, 1987 (Incorporated by reference to Exhibit No. 10(a) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)

    2. Second Amendment entered into September 23, 1987 (Incorporated by reference to Exhibit No. 10(a) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)

    3. Third Amendment entered into as of February 12, 1990 (Incorporated by reference to Exhibit No. 10(a) to Annual Report on Form 10-K filed with the Commission on April 25, 1990)

10(g)  Lease Agreement between HMCE Associates Limited Partnership (as
       Landlord) and American Capital and Research Corporation (as Tenant), dated April 27, 1988, for the lease of space in the building adjacent to the Registrant's headquarters in Fairfax, Virginia (Incorporated by reference to Exhibit No. 10(b) to Registration Statement on Form S-1 (No. 33-31473) filed with the Commission on October 6, 1989)

    1. First Amendment entered into July 29, 1988. (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K filed with the Commission on April 25, 1990)

    2. Second Amendment entered into as of February 12, 1990 (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K filed with the Commission on April 25, 1990)


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 28

    3. Third Amendment entered into as of December 22, 1992 (Incorporated by reference to Exhibit No. 10(h)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) for the fiscal year ended February 28, 1993 filed with the Commission on May 21, 1993)

10(h) Amended and Restated Lease Agreement by and between Kaiser Engineers, Inc. and 1800 Harrison Limited Partnership, dated as of June 1, 1988, for the lease of the Registrant's offices in Oakland, California (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (No. 33-31576) filed with the Commission on October 13, 1989)

    1. First Amendment made as of March 27, 1991 (Incorporated by reference to Exhibit No. 10(a)(1) to Quarterly Report on Form 10-Q (Registrant
       No. 0-18025) for the first quarter of fiscal 1993 filed with the Commission on July 10, 1992)

    2. Second Amendment made as of June 1992 (Incorporated by reference to Exhibit No. 10(a)(2) to Quarterly Report on Form 10-Q (Registrant No. 0-18025) for the first quarter of fiscal 1993 filed with the Commission on July 10, 1992)

    3. Third Amendment made as of April 27, 1993 (Incorporated by reference to Exhibit No. 10(i)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) for the fiscal year ended February 28, 1993 filed with the Commission on May 21, 1993)

10(i) Guaranty provided by American Capital and Research Corporation to 1800 Harrison Limited Partnership, dated as of March 27, 1991, and First Amendment thereto dated as of June 1992, guaranteeing the performance of Kaiser Engineers, Inc. under an Amended and Restated Lease Agreement by and between Kaiser Engineers, Inc. and the California Public Employee's Retirement System, dated as of July 1, 1988, for the lease of the Registrant's offices in Oakland, California (Incorporated by reference to Exhibit No. 10(b) to Quarterly Report on Form 10-Q Registrant No. 0-18025 for the first quarter of fiscal 1993 filed with the Commission on July 10, 1992)

10(j) ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated through March 1, 1996) (Incorporated by reference to Exhibit No. 10(j) to Registration Statement on Form S-1 Registrant No. 333-16937 filed with the Commission on November 27, 1996)


10(l) Purchase Order dated March 8, 1995 (WHC-380393, Mod. 1) issued by Westinghouse Hanford Company to ICF Kaiser Hanford Company (DOE Reference No. DE-AC06-87RL1930) (Incorporated by reference to Exhibit No. 10(m) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal year 1995 filed with the Commission on May 23, 1995)

10(m) Assignment Agreement between the U.S. Department of Energy, Kaiser Engineers Hanford Company, and Westinghouse Hanford Company, with an effective date of October 1, 1993 (Contract No. DE-A06-93RL12359) (Incorporated by reference to Exhibit No. 10(a) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

    1. Modification No. 1 dated October 25, 1993 (Incorporated by reference to Exhibit No. 10(n)(1) to Annual Report on Form 10-K Registrant No. 1-12248 filed with the Commission on May 25, 1994.)

10(n) Hanford Termination Notice effective October 1, 1996, from the U.S. Department of Energy (Incorporated by reference to Exhibit No. 10(n) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

10(o) Massachusetts Water Resources Authority Agreement with ICF Kaiser Engineers, Inc. through its wholly owned subsidiary of ICF Kaiser Engineers of Massachusetts, Inc. for construction management services for Boston Harbor Project--Deer Island Related Facilities, Contract No. 5622 (June 1990) (Incorporated by reference to Exhibit No. 10(h) to Quarterly Report on Form 10-Q Registrant No. 0-18025 for the second quarter of fiscal 1991 filed with the Commission on October 12, 1990) (Amendment Nos. 1-3 incorporated by reference to Exhibit No. 10(n)(1-3) to Annual Report on Form 10-K Registrant No. 0-18025 for the fiscal year ended February 28, 1993 filed with the Commission on May 21, 1993)

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 29

    1. Amendment No. 4 and Amendment No. 4A each dated December 2, 1993 [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(n)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1994 FILED IN PAPER ON MAY 20, 1994, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION is incorporated herein by reference thereto]

    2. Amendment No. 5 dated December 6, 1994 [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(n)(2) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1995 FILED IN PAPER ON MAY 23, 1995, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION is incorporated herein by reference thereto]

    3. Amendment No. 6 to the Agreement with the Massachusetts Water Resources Authority for Construction Management Services (January 1996) (Amendment No. 6 incorporated by reference to Exhibit No. 10(n)(3) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the fiscal quarter ended March 31, 1996 filed with the Commission on May 15, 1996).

10(p) Contract (#DE-AC3495RF00825) between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated as of April 4, 1995. [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(o) WAS FILED IN PAPER ON MAY 23, 1995, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION is incorporated herein by reference thereto]

    1. Modifications 1 to 40 to Contract #DE-AC3495RF00825. (Incorporated by reference to Exhibit No. 10(p)(l) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27,
       1996)

    2. Modifications 42 to 46 to Contract #DE-AC3495RF00825 (Modification 41 not received).

10(q) ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q Registrant No. 1-12248 (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

    1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1995 filed with the Commission on May 23, 1995)

    2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K Registrant No. 1-12248 for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

    3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

10(r) Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registration No. 33-51460) filed with the Commission on August 31, 1992)

Exhibit No. 10 -- Material Contracts (management contracts, compensatory plans, or arrangements.)

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


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 30

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

10(ii) Employment Arrangement dated December 6, 1996, with Richard K. Nason,
       Executive Vice President and Chief Financial Officer of the Registrant

10(jj) ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated through March 1, 1996) (Incorporated by reference to Exhibit No. 10 (j) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

10(kk) Amended Employment Agreement dated as of December 1, 1996, with David
       Watson, Executive Vice President and President, ICF Kaiser Engineers and Constructors Group of the Registrant

Exhibit No. 11 -- Computation of Primary and Fully Diluted Earnings Per Share

Exhibit No. 21 -- Consolidated Subsidiaries of the Registrant as of December 31,
                  1996 (Incorporated by reference to Exhibit No. 21 to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

Exhibit No. 23 -- Consent of Coopers & Lybrand L.L.P.

Exhibit No. 27 -- Financial Data Schedule


                            (c) Reports on Form 8-K

     None

ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 31

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


                                              ICF Kaiser International, Inc.
                                              (Registrant)



Date:  March 25, 1997                         By /s/ James O. Edwards
                                                 -------------------------
                                                 James O. Edwards,
                                          Chairman and Chief Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                (1) Principal executive officer


Date: March 25, 1997                          By /s/ James O. Edwards
                                                 ------------------------
                                                 James O. Edwards,
                                          Chairman and Chief Executive Officer


                (2) Principal financial and accounting officer


Date: March 25, 1997                          By /s/ Richard K. Nason
                                                 ------------------------
                                                 Richard K. Nason,
                                              Executive Vice President and
                                                Chief Financial Officer


ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 32

                    (3) Board of Directors


Date: March 25, 1997                          By /s/ Tony Coelho
                                             ------------------------------
                                                     Tony Coelho,
                                                      Director

Date: March 25, 1997                          By /s/ James O. Edwards
                                             ------------------------------
                                                     James O. Edwards,
                                                      Director

Date: March 25, 1997                          By /s/ Maynard H. Jackson
                                             ------------------------------
                                                     Maynard H. Jackson,
                                                      Director

Date: March 25, 1997                          By /s/ Thomas C. Jorling
                                             ------------------------------
                                                     Thomas C. Jorling,
                                                      Director

Date: March 25, 1997                          By /s/ Hazel R. O'Leary
                                             ------------------------------
                                                     Hazel R. O'Leary,
                                                      Director

Date: March 25, 1997                          By /s/ Richard K. Nason
                                             ------------------------------
                                                     Richard K. Nason,
                                                      Director

Date: March 25, 1997                          By /s/ Marc Tipermas
                                             ------------------------------
                                                     Marc Tipermas,
                                                      Director



ICF Kaiser International, Inc. Report on Form 10-K
for the year ended December 31, 1996                                     Page 33

                      Report of Independent Accountants



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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICF Kaiser International, Inc. and Subsidiaries as of December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                    COOPERS & LYBRAND L.L.P.

Washington, DC
February 28, 1997



--------------------------------------------------------------------------------

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

=============================================================================================
                                                                        December 31,
                                                              -------------------------------
                                                                 1996                 1995
---------------------------------------------------------------------------------------------
                                                                (In thousands, except shares)
Assets
Current Assets
  Cash and cash equivalents                                   $ 16,761              $  16,357
  Contract receivables, net                                    223,278                228,239
  Prepaid expenses and other current assets                     27,096                 20,911
  Deferred income taxes                                          9,739                 11,934
                                                              --------               --------
          Total Current Assets                                 276,874                277,441
                                                              --------               --------

Fixed Assets
  Furniture, equipment, and leasehold improvements              48,410                 42,909
  Less depreciation and amortization                           (37,208)               (33,369)
                                                              --------               --------
                                                                11,202                  9,540
                                                              --------               --------

Other Assets
  Goodwill, net                                                 49,699                 49,259
  Investments in and advances to affiliates                      6,443                 10,213
  Due from officers and employees                                  716                  1,053
  Other                                                         21,039                 22,011
                                                              --------               --------
                                                                77,897                 82,536
                                                              --------               --------

                                                              $365,973               $369,517
                                                              ========               ========

Liabilities and Shareholders' Equity
Current Liabilities
  Current portion of long-term debt                           $     43               $  5,041
  Accounts payable and subcontractors payable                   67,679                 86,429
  Accrued salaries and employee benefits                        45,779                 53,060
  Accrued interest                                                  47                  7,414
  Other accrued expenses                                        21,479                 18,594
  Income taxes payable                                             852                    801
  Deferred revenue                                              21,829                 14,327
  Other                                                          5,268                  7,186
                                                              --------               --------
          Total Current Liabilities                            162,976                192,852
                                                              --------               --------

Long-term Liabilities
  Long-term debt, less current portion                         156,519                120,112
  Other                                                          5,432                  5,706
                                                              --------               --------
                                                               161,951                125,818
                                                              --------               --------

Commitments and Contingencies

Minority Interests in Subsidiaries                               6,154                  2,633

Redeemable Preferred Stock,
  liquidation value $20,000                                          -                 19,787
Common Stock, par value $.01 per share:
  Authorized-90,000,000 shares
  Issued and outstanding- 22,311,842 and 21,263,828 shares         223                    213
Additional Paid-in Capital                                      66,983                 64,654
Notes Receivable Related to Common Stock                        (1,732)                (1,732)
Retained Earnings (Deficit)                                    (29,238)               (32,894)
Cumulative Translation Adjustment                               (1,344)                (1,814)
                                                              --------               --------

                                                              $365,973               $369,517
                                                              ========               ========
=============================================================================================

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

=======================================================================================================================
                                                                  Year         Ten Months                Year
                                                                 Ended            Ended                 Ended
                                                              December 31,     December 31,          February 28,
                                                                  1996             1995                  1995
-----------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands, except per share amounts)
Gross Revenue                                                 $ 1,248,443       $  916,744            $  861,518
  Subcontract and direct material costs                          (720,342)        (493,971)             (405,819)
  Equity in income of joint ventures
      and affiliated companies                                      4,015            3,123                 4,087
                                                              -----------       ----------            ----------

Service Revenue                                                   532,116          425,896               459,786

Operating Expenses
  Direct cost of services and overhead                            437,635          353,477               393,096
  Administrative and general                                       62,953           47,057                43,770
  Depreciation and amortization                                    10,348            8,357                 9,232
  Unusual items, net                                                    -             (500)                    -
                                                              -----------       ----------            ----------

Operating Income                                                   21,180           17,505                13,688

Other Income (Expense)
  Gain on sale of investment                                        9,384                -                   551
  Interest income                                                   1,254            2,053                 1,799
  Interest expense                                                (17,334)         (13,255)              (14,799)
                                                              -----------       ----------            ----------

Income Before Income Taxes and Minority Interests                  14,484            6,303                 1,239
  Income tax provision                                              2,607            2,091                 2,900
                                                              -----------       ----------            ----------

Income (Loss) Before Minority Interests                            11,877            4,212                (1,661)
  Minority interests in net income of subsidiaries                  6,043            1,960                     -
                                                              -----------       ----------            ----------

Net Income (Loss)                                                   5,834            2,252                (1,661)
  Preferred stock dividends and accretion                           2,178            1,803                 2,154
                                                              -----------       ----------            ----------

Net Income (Loss) Available for Common Shareholders           $     3,656       $      449            $   (3,815)
                                                              ===========       ==========            ==========

Primary and Fully Diluted
  Net Income (Loss) Per Common Share                          $      0.17       $     0.02            $    (0.18)
                                                              ===========       ==========            ==========

Primary and Fully Diluted Weighted Average
  Common and Common Equivalent
  Shares Outstanding                                               22,062           21,517                20,957
                                                              ===========       ==========            ==========

=======================================================================================================================

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

============================================================================================================================
                                                                                       Notes
                                                                                    Receivable
                                                  Common Stock        Additional    Related to     Retained      Cumulative
                                               --------------------     Paid-in       Common       Earnings     Translation
                                               Shares     Par Value     Capital        Stock       (Deficit)     Adjustment
----------------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands, except shares)
Balance, March 1, 1994                        20,924,588  $   209     $   63,572     $  (1,732)    $ (29,528)     $  (1,741)

  Net loss                                             -        -              -             -        (1,661)             -
  Preferred stock dividends                            -        -              -             -        (1,950)             -
  Preferred stock accretion                            -        -              -             -          (204)             -
  Issuances of common stock                      161,781        2            393             -             -              -
  Reacquisition of
    common stock                                 (75,000)      (1)          (179)            -             -              -
  Foreign currency translation
    adjustment                                         -        -              -             -             -            444
                                              ---------- ---------    ----------    ----------    ----------     ----------

Balance, February 28, 1995                    21,011,369      210         63,786        (1,732)      (33,343)        (1,297)

  Net income                                           -        -              -             -         2,252              -
  Preferred stock dividends                            -        -              -             -        (1,633)             -
  Preferred stock accretion                            -        -              -             -          (170)             -
  Issuances of common stock                      314,422        4          1,167             -             -              -
  Reacquisition of
    common stock                                 (61,963)      (1)          (256)            -             -              -
  Foreign currency translation
    adjustment                                         -        -              -             -             -           (517)
  Other                                                -        -            (43)            -             -              -
                                              ---------- ---------    ----------    ----------    ----------     ----------

Balance, December 31, 1995                    21,263,828      213         64,654        (1,732)      (32,894)        (1,814)

  Net income                                           -        -              -             -         5,834              -
  Preferred stock dividends                            -        -              -             -        (1,965)             -
  Preferred stock accretion                            -        -              -             -          (213)             -
  Issuances of common stock                    1,153,014       11          2,650             -             -              -
  Reacquisition of
    common stock                                (105,000)      (1)          (426)            -             -              -
  Foreign currency translation
    adjustment                                         -        -              -             -             -            470
  Other                                                -        -            105             -             -              -
                                              ---------- ---------    ----------    ----------    ----------     ----------
Balance, December 31, 1996                    22,311,842  $   223     $   66,983     $  (1,732)    $ (29,238)     $  (1,344)
                                              ========== =========    ==========    ==========    ==========     ==========
===========================================================================================================================

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows


=================================================================================================================================
                                                                                  Year         Ten Months            Year
                                                                                 Ended            Ended             Ended
                                                                              December 31,     December 31,      February 28,
                                                                                  1996             1995              1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               (In thousands)
Operating Activities
Net income (loss)                                                             $    5,834      $     2,252      $     (1,661)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                   10,348            8,357             9,232
  Provision for losses on contract receivables                                     1,881              601             1,320
  Provision for deferred income taxes                                              2,127            1,253             2,500
  Earnings less than (in excess of) cash distributions from
    joint ventures and affiliated companies                                         (374)          (1,105)              972
  Minority interests in net income of subsidiaries                                 6,043            1,960                 -
  Gain on sale of investment                                                      (9,384)               -              (551)
  Unusual items, net                                                                 500             (500)                -
  Changes in operating assets and liabilities,
    net of acquisitions and dispositions:
    Contract receivables, net                                                      2,638          (88,743)          (13,014)
    Prepaid expenses and other current assets                                      1,843           (3,826)            4,471
    Other assets                                                                    (833)          (4,953)           (1,268)
    Accounts payable and accrued expenses                                        (24,781)          78,801             2,218
    Income taxes payable                                                            (315)             157               297
    Deferred revenue                                                               7,727            3,314             2,551
    Other liabilities                                                             (2,202)          (3,625)           (5,103)
  Other operating activities                                                         156                -               219
                                                                              ----------      -----------      ------------
    Net Cash Provided by (Used in) Operating Activities                            1,208           (6,057)            2,183
                                                                              ----------      -----------      ------------
Investing Activities
Investments in subsidiaries and affiliates, net of cash acquired                  (1,317)          (2,010)             (622)
Sales of subsidiaries and subsidiary assets                                            -              735             2,600
Purchases of fixed assets                                                         (4,932)          (1,759)           (2,426)
Sales of fixed assets                                                                 22            1,035                 -
Other investing activities                                                             -                -              (600)
                                                                              ----------      -----------      ------------
    Net Cash Used in Investing Activities                                         (6,227)          (1,999)           (1,048)
                                                                              ----------      -----------      ------------
Financing Activities
Borrowings under credit facility                                                 114,000           16,000             5,000
Principal payments on credit facility and other borrowings                       (98,500)         (17,173)           (1,172)
Proceeds from issuance of senior notes and related warrants                       14,700                -                 -
Repurchase of preferred stock                                                    (20,000)               -                 -
Repurchases of redeemable preferred stock of subsidiary                                -                -              (799)
Distribution of income to minority interest                                       (2,428)               -                 -
Subsidiary capital contribution from minority interest                                 -              500                 -
Proceeds from issuances of common stock                                              383              406               395
Repurchases of common stock                                                            -             (257)             (180)
Preferred stock dividends                                                         (2,615)          (1,471)           (1,950)
Debt issuance costs                                                               (1,427)               -              (149)
Other financing activities                                                           924           (1,308)                -
                                                                              ----------      -----------      ------------
    Net Cash Provided by (Used in) Financing Activities                            5,037           (3,303)            1,145
                                                                              ----------      -----------      ------------
Effect of Exchange Rate Changes on Cash                                              386             (517)              444
                                                                              ----------      -----------      ------------
Increase (Decrease) in Cash and Cash Equivalents                                     404          (11,876)            2,724
Cash and Cash Equivalents at Beginning of Period                                  16,357           28,233            25,509
                                                                              ----------      -----------      ------------
Cash and Cash Equivalents at End of Period                                    $   16,761      $    16,357      $     28,233
                                                                              ==========      ===========      ============
=================================================================================================================================

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  Nature of Operations
------------------------

ICF Kaiser International, Inc. and subsidiaries (the Company) provides engineering, construction, program management, and consulting services primarily to the public and private environmental, infrastructure, industry, and energy markets domestically and internationally.

2.  Significant Accounting Policies
-----------------------------------

Principles of Consolidation: The consolidated financial statements include all subsidiaries (including Kaiser-Hill Company, LLC, effective July 1, 1995) that are controlled by ICF Kaiser International, Inc. Certain of the Company's consolidated subsidiaries are owned partially by outside parties. For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of these subsidiaries are included in the Company's consolidated financial statements and the outside parties' interests are reflected as minority interests. Investments in unconsolidated joint ventures and affiliated companies are accounted for using the equity method. The difference between the carrying value of investments accounted for under the equity method and the Company's underlying equity is amortized on a straight-line basis over the lives of the underlying assets. All significant intercompany balances and transactions have been eliminated.

Significant Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities (see Note 7) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In 1996, the Company accelerated the procedures for obtaining approval from the U.S. government for the Company's actual costs incurred in current periods. As a result, in 1996, the Company's consulting group was able to accelerate its process of billing on certain cost-reimbursement contracts. The net effect of this accelerated process is the recognition of an additional $3.3 million of operating income in 1996.

Change in Fiscal Year: The Company changed from a fiscal year ending February 28 to a fiscal year ending December 31, effective December 31, 1995. As a result, the accompanying consolidated financial statements include operations for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995.

Revenue Recognition: Revenue is recorded on cost-type contracts as costs are incurred. Revenue on time-and-materials contracts is recognized to the extent of billable rates times hours delivered plus materials expense incurred. Revenue on long-term, fixed-priced contracts is recognized generally using the percentage-of-completion method and, therefore, includes a proportion of expected earnings based on costs incurred to total estimated costs.

On certain contracts, revenue includes a proportion of the expected base fee and performance-based incentive fees by contract year. Performance-based incentive fees are based on actual performance compared to established targets and are recorded when the amounts can be reasonably determined or are awarded. Established incentive fees are reviewed as the work progresses and the effect of any change on estimated fees recorded is recognized in the period in which the change is determined.

Foreign Currency Translation: Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in shareholders' equity as cumulative translation adjustment.

Cash Equivalents and Restricted Cash: The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. Other assets as of December 31, 1996 and 1995, included $600,000 of restricted cash in a short-term investment, which supported a letter of credit for one of the Company's subsidiaries.

Fixed Assets: Furniture and equipment are carried at cost, or fair value at acquisition if acquired through a purchase of a business, and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. Leasehold improvements are carried at cost and are amortized using the straight-line method over the remaining lease terms.

Goodwill: Goodwill represents the excess of cost over the fair value of the net assets of acquired businesses and is amortized using the straight-line method over periods ranging from five to 40 years. The Company evaluates the recoverability of goodwill on an annual basis by comparison to estimated future undiscounted cash flows from operations. Accumulated amortization was $15,079,000 and $12,785,000 at December 31, 1996 and 1995, respectively.

Income Taxes: The Company provides for deferred income taxes using the liability method on temporary differences between financial reporting and income tax reporting, which primarily relate to reserves for adjustments and allowances. The Company records a valuation allowance for deferred tax assets that are not currently assured of realization. The most significant permanent differences between book and taxable income are nondeductible goodwill amortization, minority interest earnings of a consolidated subsidiary, foreign taxes, and nondeductible business meals and entertainment expenses.

Income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries because the Company intends to continue the operations and reinvest the undistributed earnings indefinitely. Undistributed earnings of foreign subsidiaries for which income taxes have not been provided amounted to approximately $6.8 million at December 31, 1996.

Net Income (Loss) Per Common Share: Net income per common share for the year ended December 31, 1996, was computed under the treasury stock method using net income available for common shareholders and the weighted average number of common stock and common stock equivalents outstanding during the year. Net income (loss) per common share for the ten months ended December 31, 1995, and the year ended February 28, 1995, was computed using net income (loss) available for common shareholders, as adjusted under the modified treasury stock method, and the weighted average number of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents include stock options and warrants and additional shares which will be or may be issued in connection with acquisitions. The adjustments required by the modified treasury stock method and for acquisition-related contingencies under both methods were anti-dilutive for the loss period presented and immaterial to the income periods presented. Therefore, the adjustments were excluded from earnings per share computations for all periods presented.

Concentrations of Credit Risk: The Company maintains cash balances primarily in overnight Eurodollar deposits, investment-grade commercial paper, bank certificates of deposit, and U.S. government securities. The Company grants uncollateralized credit to its customers. Approximately 61% of the Company's contract receivables at December 31, 1996, are from the U.S. government (see
Note 4). When practical and in order to mitigate its credit risk to commercial customers, the Company obtains advance funding of costs for industrial construction work.

Long-Lived Assets: The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of" (SFAS No. 121), effective for financial statements for fiscal years beginning after December 15, 1995. Prior to the formal adoption of SFAS No. 121, it was the Company's policy to evaluate all long-lived assets on a periodic basis for asset impairment. Therefore, the adoption of this statement had no material adverse effect on the Company's financial position or operations.

Stock-based Compensation: The FASB also recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123), which encourages companies to adopt a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and recognized over the service period. Alternatively, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the fair value method had been adopted. The Company has elected to provide pro forma disclosures for stock-based compensation (see Note 12). Therefore, the adoption of SFAS No. 123 did not have any effect on the Company's financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 1996, financial statements.

3.  Divestitures
----------------

In December 1996, the Company sold the majority of its investment in Gary PCI Ltd. L.P. and a related entity, and certain related contractual rights, for $16.6 million resulting in a $9.4 million pretax gain. These entities owned and operated a pulverized coal injection facility. The buyer has an option to purchase the remaining equity investment for $2.4 million in January 1998. The sales price is included in other current assets in the accompanying balance sheet as of December 31, 1996; the sales proceeds were received on January 2, 1997, and were reinvested in the Company's business.

The Company sold a 20% interest in a subsidiary during the year ended February 28, 1995, resulting in a $551,000 pretax gain.

4.  Contract Receivables
------------------------

Contract receivables consist of the following (in thousands):

                                                                        December 31,
                                                               ------------------------------
                                                                   1996               1995
                                                               -----------         ----------
U.S. government agencies:
      Currently due                                            $    30,322         $   23,980
      Retention                                                      4,041              1,870
      Unbilled                                                     107,051            126,072
                                                               -----------         ----------
                                                                   141,414            151,922
                                                               ===========         ==========

Commercial clients and state and municipal governments:
      Currently due                                                 61,255             54,500
      Retention                                                      4,855              5,361
      Unbilled                                                      25,204             25,891
                                                               -----------         ----------
                                                                    91,314             85,752
                                                               -----------         ----------
                                                                   232,728            237,674
Less allowances for uncollectible receivables                        9,450              9,435
                                                               -----------         ----------
                                                               $   223,278         $  228,239
                                                               ===========         ==========

U.S. government receivables arise from U.S. government prime contracts and subcontracts. Unbilled receivables result from revenue that has been earned but had not been billed as of the end of the period. The unbilled receivables can be invoiced at contractually defined intervals and milestones, as well as upon completion of the contract or the U.S. government cost audit. Generally, retention is not expected to be realized within one year; consistent with industry practice, these receivables are classified as current. Unbilled receivables include $2.0 million in fees awarded to the Company, and then subsequently withheld by the U.S. government. The Company believes it has valid claims for the $2.0 million in fees that remain unpaid, although recovery of such amounts may take more than one year. The Company anticipates that the remaining unbilled receivables will be substantially billed and collected within one year.

5.  Joint Ventures and Affiliated Companies
-------------------------------------------

The Company has ownership interests in certain unconsolidated corporate joint ventures and affiliated companies. The Company's net investments in and advances to these corporate joint ventures and affiliated companies are summarized as follows (in thousands):

                                             Ownership
                                            Interest at                 December 31,
                                            December 31,    ------------------------------------
                                                1996              1996                1995
                                         -----------------  ------------------  ----------------
Gary PCI Ltd. L.P.                               1%           $      1,382        $      5,257
French Environmental Holdings L.L.C             49%                  1,147                   -
Other                                        20% to 50%              3,914               4,956
                                                              ------------        ------------
                                                              $      6,443        $     10,213
                                                              ============        ============

The Company had a 50% ownership interest in Gary PCI Ltd. L.P. at December 31, 1995. Upon the sale of the majority of the Company's investment in December 1996, the ownership interest was reduced to 1% (see Note 3).

Combined summarized financial information of all of the Company's unconsolidated corporate joint ventures and affiliated companies is as follows (in thousands):

                              December 31,            December 31,            February 28,
                                  1996                    1995                   1995
                             ------------             -----------             -----------
Current assets               $    26,623              $    19,082             $    15,103
Non-current assets                34,430                   42,400                  12,723
Current liabilities               27,613                   31,703                  15,875
Non-current liabilities               53                      446                      55
Gross revenue                     28,742                   41,262                  52,616
Net income                        11,930                    6,606                   8,430

6.  Long-term Debt
------------------

The Company's long-term debt is as follows (in thousands):

                                                                  December 31,
                                                         -------------------------------
                                                              1996             1995
                                                         --------------   --------------
          12% Senior Subordinated Notes due 2003          $   124,500       $   123,550
          12% Senior Notes due 2003, Series A                  15,000                 -
          Revolving credit facility (interest at 8.6%
              at December 31, 1996)                            20,500             5,000
          Other notes, with interest at varying rates,
              payable in installments through 1997                 43                92
                                                          -----------       -----------
                                                              160,043           128,642
          Less unamortized discount                             3,481             3,489
                                                          -----------       -----------
                                                              156,562           125,153
          Less current maturities                                  43             5,041
                                                          -----------       -----------
                                                          $   156,519       $   120,112
                                                          ===========       ===========

Scheduled maturities of long-term debt outstanding at December 31, 1996, are as follows: $43,000 in 1997, $20,500,000 in 1998 (under the revolving credit facility), and $139,500,000 in 2003.

On December 23, 1996, the Company issued (through a private placement) 15,000 Units, each Unit consisting of $1,000 principal amount of the Company's 12% Senior Notes due 2003, Series A (Series A Senior Notes), and 7 warrants, each to purchase one share of the Company's common stock at an exercise price of $2.30 per share. The warrants expire on December 31, 1999, and additional warrants may be issued under certain anti-dilution provisions. Payment of the principal, premium, if any, and interest on the Series A Senior Notes are unconditionally guaranteed by four wholly owned subsidiaries of ICF Kaiser International, Inc. Of the net issue price of $14.7 million ($15.0 million less a $0.3 million discount), $0.1 million was allocated to the 105,000 warrants and $14.6 million to the Series A Senior Notes. The interest rate on the Series A Senior Notes will be 13% until the Company achieves and maintains a specified level of earnings (see Note 9).

In January 1997, the Company registered $15.0 million of 12% Senior Notes due 2003, Series B (Series B Senior Notes) with the U.S. Securities and Exchange Commission (SEC). In February 1997, the Company initiated an exchange offer to all existing holders of Series A Senior Notes to exchange the Series A Senior Notes for Series B Senior Notes. The Company expects the exchange to be completed in March 1997. The terms of the Series B Senior Notes are substantially identical (including principal amount, interest rate, and maturity) to the terms of the Series A Senior Notes.

On January 11, 1994, the Company issued 125,000 Units, each Unit consisting of $1,000 principal amount of the Company's 12% Senior Subordinated Notes due 2003 (Subordinated Notes) and 4.8 warrants, each to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The warrants expire on December 31, 1998, and additional warrants may be issued under certain anti-dilution provisions. Of the net issue price of $121.5 million ($125.0 million less a $3.5 million discount), $0.9 million was allocated to the 600,000 warrants and $120.6 million to the 12% Notes. The Company's insurance subsidiary purchased 1,450 of the Units for $1.4 million in November 1995 and 50 of the Units for $46,000 in January 1996. In October 1996, this insurance subsidiary sold 1,000 of the Units for $1.0 million. In March 1996, the interest rate on the Subordinated Notes was increased by 1% until the Company achieves and maintains a specified level of earnings (see Note 9). The Company's obligations under the Subordinated Notes are subordinate to its obligations under the Company's revolving credit facility and the Series A and B Senior Notes.

Interest payments are due semiannually on the Series A Senior Notes and the Subordinated Notes (collectively, the Notes). The Notes may not be prepaid at the Company's option prior to December 31, 1998. Subsequent to that date, the Company may prepay the Notes at a premium. The Indentures governing the Notes contain business and financial covenants, including restrictions on additional indebtedness, dividends, acquisitions and certain types of investments, and asset sales. At December 31, 1996, the fair value of the Series A Senior Notes and Subordinated Notes was approximately $14.7 million and $118.9 million, respectively. The fair value was computed using an average of recently quoted market prices obtained from financial institutions. Net debt issuance costs of $4.6 million and $3.8 million associated with the Notes are classified as other assets at December 31, 1996 and 1995, respectively, in the accompanying consolidated balance sheets. These costs and the discounts on the Notes are being amortized over the term of the Notes.

The Company's $40 million revolving credit facility became effective May 7, 1996, replacing the then-existing credit facility which was due to expire on October 31, 1996. The credit facility is provided by CoreStates Bank, N.A., as agent bank, and two other banks (collectively, the Banks) with terms and covenants similar to those under the former credit facility. ICF Kaiser International, Inc. and certain of its subsidiaries, which are guarantors of the credit facility (Guarantors), have granted the Banks a security interest in their accounts receivable and certain other assets. The credit facility limits the payments of cash dividends on common stock, prohibits the issuance of certain types of additional indebtedness, limits certain investments and acquisitions, and requires the maintenance of specified financial ratios. Total available credit is determined from a borrowing base calculation based on eligible accounts receivable (billed and unbilled). The Company and the Banks entered into an amendment in December 1996 that permitted the issuance of the Series A Senior Notes and provided for a $5.0 million temporary overadvance of additional borrowings that could be used for the redemption or repurchase of the Company's Series 2D Senior Preferred Stock (see Note 9). The amendment also modified certain financial covenants and obligated the Company and the Guarantors to pledge the stock of certain domestic and foreign subsidiaries to the Banks.

Due to the timing of additional borrowings made under the credit facility in connection with the repurchase of the preferred stock, the Company was not in compliance with one of the financial ratios at December 31, 1996. The Banks, however, granted a waiver of the requirement in January 1997 for December 31, 1996. The additional borrowings used to repurchase the preferred stock were repaid and the provision for additional capacity was terminated in January 1997.

The credit facility contains Eurodollar and other base interest rate alternatives with margins dependent upon the Company's financial operating results, and expires on June 30, 1998. As of December 31, 1996, the Company had $20.5 million in cash borrowings and $21.1 million of letters of credit outstanding under the credit facility. The letters of credit outstanding under the credit facility generally are required to support performance guarantees, primarily on international projects. As of December 31, 1996, the Company had $3.4 million of additional credit available under the credit facility.

One of the Company's subsidiaries has a $50 million receivables purchase facility to support its working capital requirements under a U.S. Department of Energy contract. The receivables purchase facility contains certain program fees, requires the subsidiary to maintain a specified tangible net worth, and contains certain letter of credit and default provisions for delinquent receivables. The receivables purchase facility expires on June 30, 1998, and is non-recourse to ICF Kaiser International, Inc. and its other consolidated subsidiaries.

There are 275,088 common stock warrants outstanding in connection with a debt issuance that was repurchased in January 1994. The warrants expire on May 15, 1999, and are exercisable at any time for shares of the Company's common stock at $6.87 per share. Additional warrants may be required to be issued and the warrant price adjusted under certain anti-dilution provisions.

7.  Contingencies
-----------------

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

The Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. The Company has provided for its estimate of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Many of the issues, however, have not been quantified by the government or the Company, and others are qualitative in nature, and their potential financial impact, if any, is not quantifiable by the government or the Company at this time. This provision will be reviewed periodically as discussions with the government progress.

8.  Income Taxes
----------------

The components of income (loss) before income taxes and minority interests and the related provision (benefit) for income taxes are as follows (in thousands):

                                               Year                Ten Months                 Year
                                              Ended                   Ended                  Ended
                                           December 31,           December 31,            February 28,
                                               1996                   1995                    1995
                                           -----------            -----------             -----------
Income (loss) before income taxes
    and minority interests:
    Domestic                                $  13,900              $    7,419              $   1,217
    Foreign                                       584                  (1,116)                    22
                                            ---------              ----------              ---------
                                            $  14,484              $    6,303              $   1,239
                                            =========              ==========              =========
Provision (benefit) for income taxes:
    Federal:
      Current                               $       -              $      171              $     120
      Deferred                                  1,660                   2,020                  2,328
                                            ---------              ----------              ---------
                                                1,660                   2,191                  2,448
                                            ---------              ----------              ---------
    State:
      Current                                      55                     258                    100
      Deferred                                    864                     293                    172
                                            ---------              ----------              ---------
                                                  919                     551                    272
                                            ---------              ----------              ---------
    Foreign:
      Current                                     425                     409                    180
      Deferred                                   (397)                 (1,060)                     -
                                            ---------              ----------              ---------
                                                   28                    (651)                   180
                                            ---------              ----------              ---------
                                            $   2,607              $    2,091              $   2,900
                                            =========              ==========              =========

The tax effects of the principal temporary differences and carryforwards that give rise to the Company's deferred tax asset (net) are as follows (in thousands):

                                                           December 31,
                                                   -----------------------------
                                                       1996            1995
                                                   -------------  --------------
Reserves for adjustments and allowances             $     8,043     $      8,984
Gain on sale of investment                               (5,011)               -
Vacation and incentive compensation accruals              4,514            6,655
Tax credit carryforwards                                  2,522            2,077
Net operating loss carryforwards                          1,111              711
Unbilled revenue                                         (1,082)               -
Joint ventures                                             (572)          (1,969)
Litigation settlement                                         -           (2,676)
Other                                                     1,444            1,482
                                                    -----------     ------------

                                                         10,969           15,264
Valuation allowance                                      (1,230)          (3,330)
                                                    -----------     ------------
                                                    $     9,739     $     11,934
                                                    ===========     ============


Because of reported losses for the year ended February 28, 1994, the Company established a $3.3 million valuation allowance. The Company's gain on the sale of an investment (see Note 3) in 1996 will generate substantial taxable income. As a result, the Company has partially reversed the valuation allowance on deferred tax assets. The partial reversal reduced tax expense by $2.1 million for the year ended December 31, 1996. The remaining valuation allowance as of December 31, 1996, is for foreign tax benefits not currently assured of realization.

At December 31, 1996, the Company had deferred tax assets of $1.1 million related to net operating loss carryforwards, of which $0.7 million expire within the next five years and $0.4 million expire in 2008 and 2009. Additionally, the Company had deferred tax assets of $2.5 million related to tax credit carryforwards, of which $0.8 million has an indefinite life, and $1.7 million expires between 1998 and 2009. The Company believes that expected levels of pretax earnings, when adjusted for nondeductible expenses such as goodwill amortization, will generate sufficient future taxable income to realize the $9.7 million deferred tax asset (net) within the next five years.

The effective income tax rate varied from the federal statutory income tax rate because of the following differences:

                                                   Year         Ten Months          Year
                                                   Ended           Ended            Ended
                                                December 31,    December 31,     February 28,
                                                   1996            1995             1995
                                                -----------     -----------      -----------
Statutory tax rate                                  35.0  %         34.0  %          34.0  %
                                                -----------     -----------      -----------
Change in tax rate from:
    Goodwill amortization                            6.9            11.7             69.9
    Minority interest earnings of
      a consolidated subsidiary                    (14.6)          (11.0)               -
    Differences between book and
      tax basis of businesses sold                     -               -              7.4
    State income taxes                               4.1             5.8             14.5
    Foreign taxes                                   (2.9)           (9.2)            67.8
    Valuation allowance                            (14.5)              -                -
    Business meals, entertainment, and dues          3.1             5.1             30.9
    R&D credits                                        -            (5.5)               -
    Subsidiary preferred dividends                     -               -              1.9
    Adjustment of prior years' accruals                -             2.1              3.8
    Other                                            0.9             0.2              3.8
                                                -----------     -----------      -----------
                                                   (17.0)           (0.8)           200.0
                                                -----------     -----------      -----------
                                                    18.0  %         33.2  %         234.0  %
                                                ===========     ===========      ===========

One of the Company's consolidated subsidiaries, Kaiser-Hill Company, LLC (Kaiser-Hill), is a flow-through entity for tax purposes and is owned partially by an outside party. Accordingly, the provision for income taxes in the accompanying financial statements was computed based on the Company's taxable share of Kaiser-Hill's income. The tax rate effect of the outside party's share of income is reflected above as minority interest earnings of a consolidated subsidiary. Kaiser-Hill began operations during the ten months ended December 31, 1995.

The tax provision for the year ended February 28, 1995, reflects the deemed dividend from the repatriation of overseas funds to the United States that, at that time, could not then be offset by foreign tax credits. For the past several years, the Company has had ongoing negotiations, filings, and litigation with the Internal Revenue Service (IRS) related to settlement of its tax liabilities and the liabilities associated with affiliates of acquired companies. During the year ended February 28, 1995, the Company's 1989 through 1992 tax returns were accepted as filed, resulting in the receipt of refunds from the IRS with interest. An agreement also was reached with the IRS as to the amount of interest owed in connection with previously settled years (1977-1986). The overall impact on pretax earnings for the year ended February 28, 1995, was a reduction of net interest expense of $1.3 million related to interest refunds.

9.  Preferred Stock
-------------------

Preferred Stock of the Company is as follows (dollars in thousands):

                                                                        December 31,
                                                               ------------------------------
                                                                   1996              1995
                                                               ------------       -----------
Series 2D Senior Preferred Stock, par value
    $0.01 per share; liquidation value $20,000;
    200 shares designated, issued, and outstanding              $         -       $    20,000
Less unamortized discount, warrant value, and issue costs                 -              (213)
                                                                -----------       -----------
                                                                $         -       $    19,787
                                                                ===========       ===========

Series 2D Senior Preferred Stock: The Series 2D Senior Preferred Stock (Series 2D Preferred Stock) together with five-year detachable warrants (Series 2D Warrants) were issued in January 1992 for a price of $20,000,000 (less a discount of $100,000). The warrants were exercisable for 2,680,952 shares of common stock. Of the net price of $19,900,000, $400,000 was allocated to the value of the warrants and $19,500,000 was allocated to the value of the stock. The value of the Series 2D Preferred Stock was reduced further by issue costs. The Series 2D Preferred Stock was subject to mandatory redemption at liquidation value on January 13, 1997. The Series 2D Preferred Stock and Series 2D Warrants were repurchased in December 1996 for $20 million.

Dividends on the Series 2D Preferred Stock were $9,750 per share per annum, cumulative. Because of technical limitations on the payment of dividends contained in the Indenture governing the Company's Subordinated Notes (see Note
6), the Company did not pay the November 30, 1995, and February 29, 1996, accrued dividends in the aggregate amount of $975,000. Dividends in arrears at December 31, 1995, were $487,500. In March 1996, the Company and the holders of the Subordinated Notes amended the Indenture governing the Subordinated Notes to permit payment of all accrued but unpaid dividends (which then were paid) and all future dividends. As consideration for this amendment, the interest rate on the Subordinated Notes was increased by 1% from March 1996 until the Company achieves and maintains a specified level of earnings.

Junior Preferred Stock: The Company has authorized 200 shares of Series 1 Junior Convertible Preferred Stock, par value $0.01 per share, with a liquidation value of $20,000,000 and 500,000 shares of Series 4 Junior Preferred Stock, par value $0.01 per share, with a liquidation value of $500,000. There were no shares issued or outstanding on either series as of December 31, 1996 and 1995.

10.  Common Stock
-----------------

Notes Receivable Related to Common Stock: Notes receivable related to the Company's common stock are promissory notes from certain current and former members of senior management in accordance with their employment arrangements with the Company. These notes are collateralized by shares of the Company's common stock.

Shareholder Rights Plan: The Shareholder Rights Plan (Rights Plan) is designed to provide the Board of Directors (the Board) with the ability to negotiate with a person or group that might, in the future, make an unsolicited attempt to acquire control of the Company, whether through the accumulation of shares in the open market or through a tender offer that does not offer an adequate price. The Rights Plan provides for one Right (Right) for each outstanding share of the Company's common stock. Each right entitles the holder to purchase 1/100 of a share of Series 4 Junior Preferred Stock at a purchase price of $50. The Rights generally may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board. The Rights should not interfere with any merger or other business combination approved by the Board because the Board may, at its option, following the acquisition by any person or group of 20% of the outstanding shares of the Company's common stock, redeem the Rights upon payment of the redemption price of $0.01 per Right. Unless redeemed earlier by the Board, unexercised Rights expire on January 13, 2002.

Other: At December 31, 1995, the Company was obligated to issue 396,167 shares of the Company's common stock pursuant to an agreement with a former employee. Accordingly, this liability has been recognized in the accompanying financial statements. The shares were issued in March 1996. Of these shares, a total of 220,000 are being held by the Company pursuant to a pledge agreement as security for an amount receivable from the former employee.

11.  Leases
-----------

Future minimum payments on noncancelable operating leases for office space and on other noncancelable operating leases with initial or remaining terms in excess of one year are as follows on December 31, 1996 (in thousands):

            1997                 $  25,336
            1998                    22,320
            1999                    19,130
            2000                    14,664
            2001                    10,232
            Thereafter              11,951
                                 ---------
                                 $ 103,633
                                 =========

The total rental expense for all operating leases was $31,686,000, $24,950,000, and $31,176,000 for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995, respectively. Sublease rental income was $3,887,000, $3,189,000, and $3,944,000 for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995, respectively. Minimum future sublease rentals to be received under noncancelable subleases during 1997, 1998, 1999, and 2000 are approximately $2,860,000, $2,574,000, $2,511,000, and $1,137,000, respectively.

12.  Stock-based Compensation
-----------------------------

As of December 31, 1996, the Company has three fixed stock option plans and an employee stock purchase plan (together, the Stock Plans).

Fixed Stock Option Plans: The ICF Kaiser International, Inc. Stock Incentive Plan (Incentive Plan) provides for the issuance of options, stock appreciation rights, restricted shares, and restricted stock units of up to an aggregate of 6,000,000 shares of the Company's common stock. Awards are made to employees of the Company at the discretion of the Compensation Committee of the Board (Committee). The vesting period for each grant is determined by the Committee; however, grants generally vest in equal installments over four years. At December 31, 1996, 2,191,000 shares were available for the granting of options under this plan.

The ICF Kaiser International, Inc. Non-Employee Directors Stock Option Plan (Non-Employee Plan) provides that each director of the Company who is not an employee of the Company or a subsidiary of the Company receive an option to purchase 3,000 shares of the Company's common stock for each year of service. Options granted under this plan become fully exercisable at the close of business following the date of grant. The Non-Employee Plan does not specify a maximum number of shares for which options may be granted. As of December 31, 1996, there are 135,000 shares of common stock reserved for issuance upon the exercise of options granted under this plan, of which 87,000 are outstanding at December 31, 1996.

The ICF Kaiser Consultants, Agents, and Part-time Employees Stock Option Plan (Consultants Plan) provides for the issuance of options or restricted shares of up to 1,000,000 shares of the Company's common stock to consultants, agents, and part-time employees at the discretion of the Company's Chief Executive Officer. The vesting period is one year. At December 31, 1996, 972,000 shares were available for the granting of options under this plan.

All three option plans provide that the option price is not to be less than the fair market value on the date of grant. Under the Incentive and Non-Employee Plans, an option's maximum term is 10 years. As of December 31, 1996, there have been no options granted under these plans with terms greater than five years. An option's maximum term under the Consultants Plan is five years.

Stock option activity under the option plans granted for the periods indicated is as follows:

                                                                         Weighted-average
                                    Shares          Option Price          Exercise Price
                                  ----------      ---------------      --------------------
Balance, March 1, 1994             2,296,000      $4.17 to $17.00

Granted                              824,000      $2.34 to $ 4.41
Canceled                            (453,000)     $2.64 to $16.23
Expired                             (250,000)     $4.41 to $16.23
                                  ----------

Balance, February 28, 1995         2,417,000      $2.34 to $17.00               $6.54

Granted                              678,000      $3.50 to $ 4.42               $4.04
Canceled                            (257,000)     $8.25                         $8.25
Expired                             (382,000)     $2.64 to $16.23               $9.82
Exercised                             (4,000)     $2.64 to $ 2.68               $2.68
                                  ----------
Balance, December 31, 1995         2,452,000      $2.34 to $17.00               $5.16

Granted                              187,000      $1.90 to $ 3.77               $3.30
Expired                             (452,000)     $2.50 to $17.00               $8.69
Exercised                             (4,000)     $3.00 to $ 3.50               $2.68
                                  ----------

Balance, December 31, 1996         2,183,000      $1.90 to $ 9.59               $4.29
                                  ==========

Options exercisable at December 31, 1996, and December 31, 1995, were 1,170,000 and 1,090,000, respectively. The weighted-average remaining contractual life at December 31, 1996, was 2.4 years. There were no exercisable options outstanding at an option price below the fair market value of the Company's common stock at December 31, 1996. In March 1995, the Company canceled 257,000 options granted to employees at an exercise price of $8.25 and granted 86,000 options to them at an exercise price of $4.09.

The following is a summary of fixed stock options outstanding at December 31, 1996.

                                            Options Outstanding                                Options Exercisable
                     ------------------------------------------------------------    ---------------------------------------
                           Number           Weighted-average                              Number
     Range of          Outstanding at           Remaining       Weighted-average      Exercisable at        Weighted-average
 Exercise Prices     December 31, 1996      Contractual Life     Exercise Price      December 31, 1996       Exercise Price
 ---------------     -----------------      ----------------    ----------------     -----------------      ----------------
$1.90 to $2.50                69,000            2.6 years            $2.38                 29,000                $2.33
$2.51 to $3.50               602,000            2.6 years            $2.98                304,000                $2.92
$3.51 to $5.00             1,140,000            2.9 years            $4.15                465,000                $4.31
$5.01 to $6.50               112,000            1.4 years            $5.14                112,000                $5.14
$6.51 to $8.00                41,000            0.5 years            $6.70                 41,000                $6.70
$8.01 to $9.59               219,000            0.4 years            $8.40                219,000                $8.40

Employee Stock Purchase Plan: The ICF Kaiser Employee Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of the Company's common stock to all eligible employees. Employees may elect to withhold up to 10% of annual base earnings for the purchase of the Company's common stock. Options to purchase shares of common stock are offered quarterly with a purchase price equal to 90% of the lower of the market price on the first trading day of the month preceding the quarter or the last trading day of the quarter. During the year ended December 31, 1996, and the ten months ended December 31, 1995, 140,411 and 120,241 shares were issued under the plan.

Compensation expense for the Stock Plans is recorded in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations. As a result, no compensation cost has been recognized for the Stock Plans in the periods presented. Had compensation cost for awards granted under the Company's Stock Plans during the year ended December 31, 1996, and the ten months ended December 31, 1995, been recorded consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to $5.2 million ($0.14 per share) and $1.9 million ($0.01 per share) for the year ended December 31, 1996, and the ten months ended December 31, 1995, respectively.

The fair value of each option grant under the fixed price option plans and the fair value of the employees' purchase rights under the employee stock purchase plan are estimated on the date of grant for pro forma disclosures using the Black-Scholes option-pricing model. The dividend yield was assumed to be zero for both periods below. The weighted-average of all other significant assumptions for and the weighted-average fair value of grants made during the year ended December 31, 1996, and the ten months ended December 31, 1995, are as follows:

                                                  Year Ended                                 Ten Months Ended
                                              December 31, 1996                             December 31, 1995
                                --------------------------------------------------------------------------------------------
                                     Fixed Stock          Employee Stock            Fixed Stock          Employee Stock
                                     Option Plans          Purchase Plan            Option Plans          Purchase Plan
                                --------------------  ----------------------  ----------------------  ----------------------
Volatility                              63.4%                  63.4%                   58.9%                  58.9%
Risk-free interest rate                  5.8%                  5.0%                     6.5%                  5.5%
Expected lives                        5.0 years              0.3 years               4.6 years              0.3 years
Fair value of grants                    $1.92                  $0.95                   $2.30                  $0.66

13.  Employee Benefit Plans
---------------------------

ICF Kaiser International, Inc. and certain of its subsidiaries sponsor a number of benefit plans covering substantially all employees who meet minimum length of service requirements. These plans include the ICF Kaiser International, Inc. Retirement Plan (Retirement Plan), a defined-contribution, profit-sharing plan that provides for contributions by the Company based on a percentage of covered compensation; the ICF Kaiser International, Inc. Section 401(k) Plan (401(k)
Plan), a cash or deferred-compensation arrangement that allows employees to defer portions of their salary, subject to certain limitations; and the ICF Kaiser International, Inc. Employee Stock Ownership Plan (ESOP) under which the Company made contributions based on a percentage of covered compensation. Effective March 1, 1994, the Company discontinued contributions to the ESOP. Total expense for these plans for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995, was $7,427,000, $5,711,000, and $6,466,000, respectively. As of December 31, 1996, the Retirement Plan, 401(k) Plan, and ESOP owned 942,426, 363,401, and 1,828,171 shares, respectively, of the Company's common stock.

Certain of the Company's employees are covered by union-sponsored, collectively bargained, multi-employer benefit plans. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. Pension expense for these plans was $9,097,000, $6,384,000, and $2,525,000 for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995, respectively.

14. Other Postretirement Benefits
---------------------------------

The Company provides certain postretirement benefits to a limited group of retirees. The cost of these benefits is funded when paid and limited to a fixed amount per participant. The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", as of March 1, 1993, and recorded the transition obligation on the delayed recognition basis.

The funded status of the plan is as follows (in thousands):

                                                                                   December 31,
                                                                      ------------------------------------------
                                                                             1996                  1995
                                                                      -------------------       ----------------
Accumulated postretirement benefit
    obligation (APBO)                                                    $         6,161        $         7,843
Unamortized transition obligation                                                (10,447)               (11,427)
Unrecognized net gain                                                              6,617                  5,554
                                                                         ---------------        ---------------
    Accrued postretirement benefit cost                                  $         2,331        $         1,970
                                                                         ===============        ===============

The net periodic postretirement benefit cost consists of the following (in thousands):

                                                        Year             Ten Months             Year
                                                       Ended                Ended               Ended
                                                    December 31,        December 31,        February 28,
                                                       1996                 1995                1995
                                                    ------------        ------------        ------------
Interest cost                                       $        525        $        541        $        920
Amortization of transition obligation                        980                 830                 980
Amortization of unrecognized net gain                       (409)               (214)                  -
                                                    ------------        ------------        ------------
    Net periodic postretirement benefit cost        $      1,096        $      1,157        $      1,900
                                                    ============        =============       ============

All service cost related to the participants' benefits was included in the transition obligation.

The discount rate at both December 31, 1996 and 1995, was 7%. The 1996 health care cost trend rate is 5%, effective until 2013 when the cost will be in excess of the Company's maximum obligation. If the trend rate was increased by 1% for each year, the APBO as of December 31, 1996, would increase by approximately 3%. Due to changes in assumptions made, including reductions in premiums paid by the Company, the APBO was reduced by approximately $1.5 million during the year ended December 31, 1996. These reductions in the APBO will be amortized over the average remaining life expectancy of the plan's participants.

15.  Business Segment, Major Customers, and Foreign Operations
--------------------------------------------------------------

Business Segment: The Company operates predominantly in one industry segment in which it provides engineering, construction, program management, and consulting services.

Major Customers: Gross revenue from the U.S. Department of Energy was $866,361,000, $623,149,000, and $517,478,000 for the year ended December 31,
1996, the ten months ended December 31, 1995, and the year ended February 28, 1995, respectively.

Foreign Operations: Gross revenue and operating income from foreign operations and foreign assets of all consolidated subsidiaries and branches were as follows (in thousands):

                                                  Year                Ten Months                Year
                                                  Ended                  Ended                 Ended
                                              December 31,           December 31,           February 28,
                                                  1996                   1995                   1995
                                             --------------         --------------         --------------
Foreign gross revenue:

    Europe                                   $       37,105         $       14,237         $       16,758
    Pacific                                          31,327                 28,002                 35,189
    Other                                             3,676                  1,189                  2,122
                                             --------------         --------------         --------------
                                                     72,108                 43,428                 54,069
Domestic gross revenue                            1,176,335                873,316                807,449
                                             --------------         --------------         --------------
    Total gross revenue                      $    1,248,443         $      916,744         $      861,518
                                             ==============         ==============         ==============

Foreign operating income (loss):

    Europe                                   $        1,346         $        1,426         $        2,600
    Pacific                                           1,002                  2,511                   (350)
    Other                                              (422)                    20                    (44)
                                             --------------         --------------         --------------
                                                      1,926                  3,957                  2,206
Domestic operating income                            19,254                 13,548                 11,482
                                             --------------         --------------         --------------
    Total operating income                   $       21,180         $       17,505         $       13,688
                                             ==============         ==============         ==============

Foreign assets:
    Europe                                   $       17,666         $       12,905         $        9,950
    Pacific                                          13,562                 11,024                 14,813
    Other                                                24                    137                    182
                                             --------------         --------------         --------------
                                                     31,252                 24,066                 24,945
Domestic assets                                     334,721                345,451                256,477
                                             --------------         --------------         --------------
    Total assets                             $      365,973          $     369,517          $     281,422
                                             ==============         ==============         ==============

16.  Unusual Items
------------------

During the ten months ended December 31, 1995, the Company recorded $0.5 million in additional income (net), consisting of the following unusual items: income in settlement of litigation against the IRS, associated with an affiliate of an acquired company, net of an accrual for related expenses ($6.8 million); a charge to accrue the net settlement cost and legal expenses of other litigation ($4.6 million); a charge to accrue for severance for the termination of 110 employees in the engineering and international groups ($1.0 million); and a charge to accrue for consolidation of office space ($0.7 million). During the year ended December 31, 1996, the net litigation income was received and the net settlement costs and legal expenses were paid. All actions associated with the termination of employees and consolidation of office space have been completed, and there is no further liability outstanding as of December 31, 1996, associated with this plan.

17.  Supplemental Cash Flow Information
---------------------------------------

Supplemental cash flow information is as follows (in thousands):

                                                               Year                Ten Months                  Year
                                                              Ended                   Ended                   Ended
                                                           December 31,           December 31,             February 28,
                                                               1996                   1995                     1995
                                                         --------------         ---------------          --------------
Cash payments for interest                               $       24,701         $         7,898          $       14,961
Cash payments (refunds) for income taxes                            765                   1,306                  (1,026)

Non-cash transactions:
    Sale of investment                                           16,640                       -                     735
    Issuance of common stock in connection
      with acquisitions                                           1,675                     765                       -
    Issuance of common stock pursuant to an
      agreement with a former employee                              500                       -                       -
    Reacquisition of common stock                                  (427)                      -                       -

18.  Selected Quarterly Financial Information (Unaudited)
---------------------------------------------------------

Quarterly financial information for full fiscal quarters for the year ended December 31, 1996, and the ten months ended December 31, 1995, is presented in the following tables (in thousands, except per share amounts):

Year Ended December 31, 1996:

                                                      Fourth              Third            Second            First
                                                      Quarter            Quarter           Quarter          Quarter
                                                  --------------     --------------    --------------    --------------
Gross revenue                                      $   225,033        $   379,971       $   332,320       $   311,119
Service revenue                                    $    98,469        $   138,780       $   150,342       $   144,525
Operating income                                   $        10        $     5,087       $     8,615       $     7,468
Net income                                         $     2,114        $       763       $     1,633       $     1,324
Primary and fully diluted net income
    per common share                               $      0.07        $      0.01       $      0.05       $      0.04
Market price per share:
    High                                           $      2.38        $      3.25       $      3.38       $      4.38
    Low                                            $      1.75        $      2.00       $      2.38       $      2.63

Ten Months Ended December 31, 1995:

                                                                       Third            Second            First
                                                                      Quarter           Quarter          Quarter
                                                                 -----------------------------------------------------
Gross revenue                                                         $   319,870       $   268,274       $   192,983
Service revenue                                                       $   147,391       $   117,645       $   105,498
Operating income                                                      $     5,815       $     5,497       $     3,762
Net income                                                            $       896       $       575       $       163
Primary and fully diluted net income
    (loss) per common share                                           $      0.02       $      0.00       $     (0.02)
Market price per share:
    High                                                              $      4.75       $      4.63       $      5.00
    Low                                                               $      3.25       $      3.75       $      3.75

At February 21, 1997, there were 22,248,745 shares of common stock outstanding held by 1,387 holders of record.

19.  Guarantor Subsidiaries
---------------------------

As a result of registering the Series B Senior Notes with the SEC in January 1997, the Company is now required to provide financial information for four wholly owned subsidiaries of ICF Kaiser International, Inc. (Subsidiary Guarantors) which unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Subordinated Notes, Series A Senior Notes, and the Series B Senior Notes (see Note 6). The Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc., ICF Kaiser Government Programs, Inc., PCI Operating Company, Inc., and Systems Applications International, Inc.

Presented below is condensed consolidating financial information for ICF Kaiser International, Inc. (Parent Company), the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries as of and for the year ended December 31, 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995.

Investments in subsidiaries have been presented using the equity method of accounting. In the Company's opinion, separate financial statements for Subsidiary Guarantors would not provide additional information that is material to investors. Therefore, the Subsidiary Guarantors are combined in the presentation below.

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 1996
-------------------------------------------------------------------------------

                                                                                                                 ICF Kaiser
                                                      Parent     Subsidiary   Non-Guarantor                  International, Inc.
                                                      Company    Guarantors    Subsidiaries   Eliminations      Consolidated
                                                    -----------------------------------------------------------------------------
                                                                                 (In thousands)
Assets
Current Assets
 Cash and cash equivalents                         $    (7,720)  $    11,974   $      13,001      $    (494)      $    16,761
 Contract receivables, net                                 183        78,585         144,510              -           223,278
 Intercompany receivables, net                         155,653        (2,543)       (153,110)             -                 -
 Prepaid expenses and other current assets               4,509           187          22,731           (331)           27,096
 Deferred income taxes                                  12,504             -          (2,765)             -             9,739
                                                   -----------   ------------   -------------     ----------      ------------
   Total Current Assets                                165,129        88,203          24,367           (825)          276,874
                                                   -----------   ------------   -------------     ----------      ------------
Fixed Assets
 Furniture, equipment, and leasehold improvements        7,243         2,198          38,969              -            48,410
 Less depreciation and amortization                     (3,430)       (2,079)        (31,699)             -           (37,208)
                                                   ------------  ------------   -------------     ----------      ------------
                                                         3,813           119           7,270              -            11,202
                                                   ------------  ------------   -------------     ----------      ------------
Other Assets
 Goodwill, net                                               -             -          49,699              -            49,699
 Other                                                  58,494         2,602          21,774        (54,672)           28,198
                                                   ------------  ------------   -------------     ----------      ------------
                                                        58,494         2,602          71,473        (54,672)           77,897

                                                   $   227,436   $    90,924   $     103,110      $ (55,497)      $   365,973
                                                   ============  ============  ==============     ==========      ============
Liabilities and Stockholders' Equity
Current Liabilities
 Current portion of long-term debt                 $         -   $         -   $          43      $       -       $        43
 Accounts payable and other accrued expenses            16,467        53,612          19,079              -            89,158
 Accrued salaries and employee benefits                 10,242        22,498          13,039              -            45,779
 Other                                                   4,454           447          23,126            (31)           27,996
                                                   ------------   -----------  --------------     -----------     ------------
   Total Current Liabilities                            31,163        76,557          55,287            (31)          162,976
                                                   ------------   -----------  --------------     -----------     ------------
Long-term Liabilities
 Long-term debt, less current portion                  157,306             -               -           (787)          156,519
 Other                                                   2,731             -           2,701              -             5,432
                                                   ------------   -----------  --------------     ----------      ------------
                                                       160,037             -           2,701           (787)          161,951
                                                   ------------   -----------  --------------     ----------      ------------
Minority Interests in Subsidiaries                           -         6,154               -              -             6,154

Redeemable Preferred Stock                                   -             -               -              -                 -
Common Stock                                               223           108             167           (275)              223
Additional Paid-in Capital                              66,983           224          44,619        (44,843)           66,983
Retained Earnings (Deficit)                            (29,238)        7,881           1,680         (9,561)          (29,238)
Other Equity                                            (1,732)            -          (1,344)             -            (3,076)
                                                   ------------   -----------  --------------     ----------      ------------
                                                   $   227,436   $    90,924   $     103,110      $ (55,497)      $   365,973
                                                   ============   ===========  ==============     ==========      ============

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Year Ended December 31, 1996

================================================================================

                                                                                                                   ICF Kaiser
                                                     Parent      Subsidiary     Non-Guarantor                  International, Inc.
                                                     Company     Guarantors     Subsidiaries    Eliminations      Consolidated
                                                    ---------    ----------     ------------    ------------   -------------------
                                                                                      (In thousands)
Gross Revenue                                       $   2,024    $  556,641     $    689,778    $          -   $         1,248,443

  Subcontract and direct material costs                  (777)     (378,539)        (341,026)              -              (720,342)
  Equity in income of joint ventures and
     affiliated companies and subsidiaries              5,081             -            6,043          (7,109)                4,015
                                                    ---------    ----------     ------------    ------------   -------------------

Service Revenue                                         6,328       178,102          354,795          (7,109)              532,116

Operating Expenses
  Operating expenses                                   (1,835)      164,661          337,765              (3)              500,588
  Depreciation and amortization                         2,065         1,308            6,975               -                10,348
  Unusual items, net                                        -             -                -               -                     -
                                                    ---------    ----------     ------------    ------------   -------------------

Operating Income                                        6,098        12,133           10,055          (7,106)               21,180

Other Income (Expense)
  Gain on sale of investment                                -         1,649            7,735               -                 9,384
  Interest income                                         284           381              858            (269)                1,254
  Interest expense                                       (284)         (761)         (16,497)            208               (17,334)
                                                    ---------    ----------     ------------    ------------   -------------------

Income Before Income Taxes and
  Minority Interests                                    6,098        13,402            2,151          (7,167)               14,484

  Income tax provision                                    264         1,475              868               -                 2,607
                                                    ---------    ----------     ------------    ------------   -------------------

Income Before Minority Interests                        5,834        11,927            1,283          (7,167)               11,877

  Minority interests in net income of subsidiaries          -         6,043                -               -                 6,043
                                                    ---------    ----------     ------------    ------------   -------------------

Net Income                                              5,834         5,884            1,283          (7,167)                5,834

  Preferred stock dividends and accretion               2,178             -                -               -                 2,178
                                                    ---------    ----------     ------------    ------------   -------------------

Net Income Available for
  Common Shareholders                               $   3,656    $    5,884     $      1,283    $     (7,167)  $             3,656
                                                    =========    ==========     ============    ============   ===================


ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   ICF Kaiser
                                                            Parent    Subsidiary  Non-Guarantor                 International, Inc.
                                                            Company   Guarantors   Subsidiaries   Eliminations     Consolidated
                                                          ----------  ----------  -------------   ------------  -------------------
                                                                                         (In thousands)

Net Cash Provided by (Used in) Operating Activities      $  (16,387)  $  13,527    $      3,198   $    870      $      1,208
                                                         -----------  ----------   -------------  ---------     -------------
Investing Activities
Investments in subsidiaries and affiliates,
  net of cash acquired                                            -           -          (1,317)         -            (1,317)
Purchases of fixed assets                                    (2,002)       (140)         (2,790)         -            (4,932)
Sales of fixed assets                                             -           -              22          -                22
                                                         -----------  ----------   -------------  ---------     -------------
     Net Cash Used in Investing Activities                   (2,002)       (140)         (4,085)         -            (6,227)
                                                         -----------  ----------   -------------  ---------     -------------
Financing Activities
Borrowings under credit facility                            114,000           -               -          -           114,000
Principal payments on credit facility                       (98,500)          -               -          -           (98,500)
Proceeds from issuance senior notes
  and related warrants                                       14,700           -               -          -            14,700
Repurchase of preferred stock                               (20,000)          -               -          -           (20,000)
Distribution of income to minority interest                       -      (2,428)              -          -            (2,428)
Proceeds from issuances of common stock                         383           -               -          -               383
Preferred stock dividends                                    (2,615)          -               -          -            (2,615)
Debt issuance costs                                          (1,427)          -               -          -            (1,427)
Other financing activities                                        -           -             924          -               924
                                                         -----------  ----------    ------------  ---------     -------------
     Net Cash Provided by (Used in) Financing Activities       6,541     (2,428)            924          -             5,037
                                                         -----------  ----------    ------------  ---------     -------------
Effect of Exchange Rate Changes on Cash                            -          -             386          -               386
                                                         -----------  ----------    ------------  ---------     -------------
Increase (Decrease) in Cash and Cash Equivalents             (11,848)    10,959             423        870               404
Cash and Cash Equivalents at Beginning of Period               4,128      1,015          12,578     (1,364)           16,357
                                                         -----------  ----------   -------------  ---------     -------------

Cash and Cash Equivalents at End of Period               $    (7,720) $  11,974    $     13,001   $   (494)     $     16,761
                                                         ===========  ==========   =============  =========     =============

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 1995

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   ICF Kaiser
                                                       Parent       Subsidiary    Non-Guarantor                International, Inc.
                                                       Company      Guarantors    Subsidiaries   Eliminations     Consolidated
                                                    -------------  -------------  -------------  -------------  -----------------
                                                                                        (In thousands)
Assets
Current Assets
  Cash and cash equivalents                         $     4,128    $    1,015     $    12,578    $    (1,364)   $       16,357
  Contract receivables, net                              (2,970)       75,407         155,802              -           228,239
  Intercompany receivables, net                         145,228        (8,516)       (136,712)             -                 -
  Prepaid expenses and other current assets               5,093         4,092          12,942         (1,216)           20,911
  Deferred income taxes                                  12,169             -            (235)             -            11,934
                                                    -------------  -------------  -------------  -------------  -----------------

    Total Current Assets                                163,648        71,998          44,375         (2,580)          277,441
                                                    -------------  -------------  -------------  -------------  -----------------
Fixed Assets
  Furniture, equipment, and leasehold improvements        2,957         1,507          38,445              -            42,909
  Less depreciation and amortization                     (2,555)         (788)        (30,026)             -           (33,369)
                                                    -------------  -------------  -------------  -------------  -----------------

                                                            402           719           8,419              -             9,540
                                                    -------------  -------------  -------------  -------------  -----------------
Other Assets
  Goodwill, net                                               -             -          49,259              -            49,259
  Other                                                  51,406         3,813          24,220        (46,162)           33,277
                                                    -------------  -------------  -------------  -------------  -----------------

                                                         51,406         3,813          73,479        (46,162)           82,536
                                                    -------------  -------------  -------------  -------------  -----------------
                                                    $   215,456    $   76,530     $   126,273    $   (48,742)   $      369,517
                                                    =============  =============  =============  =============  =================
Liabilities and Stockholders' Equity
Current Liabilities
  Current portion of long-term debt                 $     5,000    $        4     $        37    $         -    $        5,041
  Accounts payable and other accrued expenses            16,250        47,127          42,776         (1,130)          105,023
  Accrued salaries and employee benefits                 10,053        24,505          18,502              -            53,060
  Other                                                   9,565           250          19,999            (86)           29,728
                                                    -------------  -------------  -------------  -------------  -----------------

    Total Current Liabilities                            40,868        71,886          81,314         (1,216)          192,852
                                                    -------------  -------------  -------------  -------------  -----------------
Long-term Liabilities
  Long-term debt, less current portion                  121,470             -              51         (1,409)          120,112
  Other                                                   3,090             -           2,616              -             5,706
                                                    -------------  -------------  -------------  -------------  -----------------

                                                        124,560             -           2,667         (1,409)          125,818
                                                    -------------  -------------  -------------  -------------  -----------------
Minority Interests in Subsidiaries                            -         2,539              94              -             2,633

Redeemable Preferred Stock                               19,787             -               -              -            19,787
Common Stock                                                213           108             165           (273)              213
Additional Paid-in Capital                               64,654             -          43,225        (43,225)           64,654
Retained Earnings (Deficit)                             (32,894)        1,997             622         (2,619)          (32,894)
Other Equity                                             (1,732)            -          (1,814)             -            (3,546)
                                                    -------------  -------------  -------------  -------------  -----------------

                                                    $   215,456    $   76,530     $   126,273    $   (48,742)   $      369,517
                                                    =============  =============  =============  =============  =================

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Ten Months Ended December 31, 1995

====================================================================================================================================
                                                                                                                     ICF Kaiser
                                                            Parent    Subsidiary    Non-Guarantor               International, Inc.
                                                           Company    Guarantors    Subsidiaries   Eliminations     Consolidated
                                                          ---------  ------------  --------------  ------------  ------------------
                                                                                       (In thousands)
Gross Revenue                                             $   1,539  $    285,037  $      630,168  $       -     $          916,744

  Subcontract and direct material costs                      (1,037)     (189,607)       (303,327)         -               (493,971)
  Equity in income of joint ventures and
    affiliated companies and subsidiaries                       754             -           3,358       (989)                 3,123
                                                          ---------  ------------  --------------  ---------     ------------------

Service Revenue                                               1,256        95,430         330,199       (989)               425,896

Operating Expenses
  Operating expenses                                         (2,502)       90,502         312,589        (55)               400,534
  Depreciation and amortization                               1,349           850           6,158          -                  8,357
  Unusual items, net                                          1,700             -          (2,200)         -                   (500)
                                                          ---------  ------------  --------------  ---------     ------------------

Operating Income                                                709         4,078          13,652       (934)                17,505

Other Income (Expense)
  Interest income                                               488           269           1,319        (23)                 2,053
  Interest expense                                            1,147          (475)        (13,950)        23                (13,255)
                                                          ---------  ------------  --------------  ---------     ------------------

Income Before Income Taxes and
  Minority Interests                                          2,344         3,872           1,021       (934)                 6,303

  Income tax provision                                           92           556           1,443          -                  2,091
                                                          ---------  ------------  --------------  ---------     ------------------

Income (Loss) Before Minority Interests                       2,252         3,316            (422)      (934)                 4,212

  Minority interests in net income of subsidiaries                -         2,039             (79)         -                  1,960
                                                          ---------  ------------  --------------  ---------     ------------------

Net Income (Loss)                                             2,252         1,277            (343)      (934)                 2,252

  Preferred stock dividends and accretion                     1,803             -               -          -                  1,803
                                                          ---------  ------------  --------------  ---------     ------------------

Net Income (Loss) Available for
  Common Shareholders                                     $     449  $      1,277  $         (343) $    (934)    $              449
                                                          =========  ============  ==============  =========     ==================

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Ten Months Ended December 31, 1995

====================================================================================================================================
                                                                                                                     ICF Kaiser
                                                            Parent    Subsidiary   Non-Guarantor                 International, Inc.
                                                            Company   Guarantors   Subsidiaries   Eliminations      Consolidated
                                                            -------   ----------   ------------   ------------   -------------------
                                                                                        (In thousands)
Net Cash Provided by (Used in) Operating Activities        $(6,297)    $    655       $    949      $  (1,364)      $  (6,057)
                                                           -------     --------       --------      ---------       ---------
Investing Activities
Investments in subsidiaries and affiliates,
  net of cash acquired                                      (1,000)           -         (1,010)             -          (2,010)
Sale of subsidiaries and subsidiary assets                       -            -            735              -             735
Purchases of fixed assets                                      (92)        (148)        (1,519)             -          (1,759)
Sales of fixed assets                                            -            -          1,035              -           1,035
                                                           -------     --------       --------      ---------       ---------
    Net Cash Used in Investing Activities                   (1,092)        (148)          (759)             -          (1,999)
                                                           -------     --------       --------      ---------       ---------
Financing Activities
Borrowings under credit facility                            16,000            -              -              -          16,000
Principal payments on credit facility and other borrowings (16,000)           -         (1,173)             -         (17,173)
Subsidiary capital contribution from minority interest           -          500              -              -             500
Proceeds from issuances of common stock                        406            -              -              -             406
Repurchases of common stock                                   (257)           -              -              -            (257)
Preferred stock dividends                                   (1,471)           -              -              -          (1,471)
Other financing activities                                       -            -         (1,308)             -          (1,308)
                                                           -------     --------       --------      ---------       ---------
    Net Cash Provided by (Used in) Financing Activities     (1,322)         500         (2,481)             -          (3,303)
                                                           -------     --------       --------      ---------       ---------
Effect of Exchange Rate Changes on Cash                          -            -           (517)             -            (517)
                                                           -------     --------       --------      ---------       ---------
Increase (Decrease) in Cash and Cash Equivalents            (8,711)       1,007         (2,808)        (1,364)        (11,876)
Cash and Cash Equivalents at Beginning of Period            12,839            8         15,386             -           28,233
                                                           -------     --------       --------      ---------       ---------
Cash and Cash Equivalents at End of Period                 $ 4,128     $  1,015       $ 12,578      $  (1,364)      $  16,357
                                                           =======     ========       ========      =========       =========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Year Ended February 28, 1995
================================================================================

                                                                                                                ICF Kaiser
                                                   Parent     Subsidiary     Non-Guarantor                  International, Inc.
                                                  Company     Guarantors     Subsidiaries    Eliminations      Consolidated
                                                 ---------    ----------     ------------    ------------   -------------------
                                                                             (In thousands)
Gross Revenue                                    $   1,293    $   10,220     $    851,586    $     (1,581)  $           861,518

  Subcontract and direct material costs               (711)       (4,463)        (400,645)              -              (405,819)
  Equity in income of joint ventures and
    affiliated companies and subsidiaries           (3,168)            -            4,753           2,502                 4,087
                                                 ---------    ----------     ------------    ------------   -------------------

Service Revenue                                     (2,586)        5,757          455,694             921               459,786

Operating Expenses
  Operating expenses                               (18,357)        4,381          452,423          (1,581)              436,866
  Depreciation and amortization                      1,616           324            7,292               -                 9,232
                                                 ---------    ----------     ------------    ------------   -------------------

Operating Income (Loss)                             14,155         1,052           (4,021)          2,502                13,688

Other Income (Expense)
  Gain on sale of investment                             -             -              551               -                   551
  Interest income                                      954            11              971            (137)                1,799
  Interest expense                                 (14,683)            -             (253)            137               (14,799)
                                                 ---------    ----------     ------------    ------------   -------------------

Income (Loss) Before Income Taxes                      426         1,063           (2,752)          2,502                 1,239

  Income tax provision                               2,087           397              416               -                 2,900
                                                 ---------    ----------     ------------    ------------   -------------------

Net Income (Loss)                                   (1,661)          666           (3,168)          2,502                (1,661)

  Preferred stock dividends and accretion            2,154             -                -               -                 2,154
                                                 ---------    ----------     ------------    ------------   -------------------
Net Income (Loss) Available for
  Common Shareholders                            $  (3,815)   $      666     $     (3,168)   $      2,502   $            (3,815)
                                                 =========    ==========     ============    ============   ===================

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended February 28, 1995

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 ICF Kaiser
                                                                  Parent      Subsidiary    Non-Guarantor    International, Inc.
                                                                 Company      Guarantors     Subsidiaries       Consolidated
                                                                ----------    ----------    -------------    -------------------
                                                                                      (In thousands)
Net Cash Provided by (Used in) Operating Activities             $   (3,942)    $     990     $      5,135         $     2,183
                                                                ----------     ---------     ------------         -----------
Investing Activities

Investments in subsidiaries and affiliates,
   net of cash acquired                                                  -             -             (622)               (622)
Sale of subsidiaries and subsidiary assets                               -             -            2,600               2,600
Purchases of fixed assets                                              (13)         (992)          (1,421)             (2,426)
Other investing activities                                            (600)            -                -                (600)
                                                                ----------     ---------     ------------         -----------
   Net Cash Provided by (Used in) Investing Activities                (613)         (992)             557              (1,048)
                                                                ----------     ---------     ------------         -----------

Financing Activities

Borrowings under credit facility                                     5,000             -                -               5,000
Principal payments on other borrowings                                   -             -           (1,172)             (1,172)
Repurchases of redeemable preferred stock of subsidiary                  -             -             (799)               (799)
Proceeds from issuances of common stock                                395             -                -                 395
Repurchases of common stock                                           (180)            -                -                (180)
Preferred stock dividends                                           (1,950)            -                -              (1,950)
Debt issuance costs                                                   (149)            -                -                (149)
                                                                ----------     ---------     ------------         -----------
   Net Cash Provided by (Used in) Financing Activities               3,116             -           (1,971)              1,145
                                                                ----------     ---------     ------------         -----------
Effect of Exchange Rate Changes on Cash                                  -             -              444                 444
                                                                ----------     ---------     ------------         -----------
Increase (Decrease) in Cash and Cash Equivalents                    (1,439)           (2)           4,165               2,724
Cash and Cash Equivalents at Beginning of Period                    14,278            10           11,221              25,509
                                                                ----------     ---------     ------------         -----------

Cash and Cash Equivalents at End of Period                      $   12,839     $       8     $     15,386         $    28,233
                                                                ==========     =========     ============         ===========

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                ICF KAISER INTERNATIONAL, INC AND SUBSIDIARIES
                                (in thousands)

-------------------------------------------------------------------------------------------------------------------------------
           Column A                              Column B                   Column C               Column D        Column E
-------------------------------------------------------------------------------------------------------------------------------
                                                                               Additions
                                                                  --------------------------------
                                           Balance at beginning   Charged to costs                              Balance at end
                                                of Period          and expenses         Other      Deductions     of period
         Description
-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996
Deducted from asset account:
  Allowance for doubtful accounts               $  9,435            $  1,881       $    175 (3)  $  3,490 (1)    $   9,450
                                                                                      1,449 (5)
Deducted from asset account and
  included in other liabilities:
  Provision for future losses on contracts         2,274                 300            491 (4)     1,548 (2)        1,517
                                            -----------------------------------------------------------------------------------
                                                $ 11,709            $  2,181       $  2,115      $  5,038        $  10,967
                                            ===================================================================================

Ten Months Ended December 31, 1995
Deducted from asset account:
  Allowance for doubtful accounts               $  9,864            $    601       $     62 (3)  $  1,092 (1)    $   9,435

Deducted from asset account and
  included in other liabilities:
  Provision for future losses on contracts           843               1,119            545 (4)       233 (2)        2,274
                                            -----------------------------------------------------------------------------------
                                                $ 10,707            $  1,720       $    607      $  1,325        $  11,709
                                            ===================================================================================

Year Ended February 28, 1995
Deducted from asset account:
  Allowance for doubtful accounts               $ 10,197            $  1,406       $      -      $  1,739 (1)    $   9,864


Included in other liabilities:
  Provision for future losses on contracts           179                 664              -             -              843
                                            -----------------------------------------------------------------------------------
                                                $ 10,376            $  2,070       $      -      $  1,739        $  10,707
                                            ===================================================================================

(1) Reflects amounts written off against the allowance and related accounts receivable accounts and settlement of doubtful accounts.
(2)  Reflects losses charged against the provision for contract losses.
(3) Reflects net allowance for doubtful accounts from the purchase of a subsidiary.
(4) Reflects provision for future contract losses provided for in connection with the purchase of a subsidiary.
(5)  Reflects other additions to reserves.