Form 10-K/A
period 1996-12-31
ICF KAISER INTERNATIONAL INC
filed 1997-04-21
CIK 856200

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                       TO
                           ANNUAL REPORT ON FORM 10-K
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                          Commission File No. 1-12248

                        ICF KAISER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                            54-1437073
         --------                                            ----------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

  9300 Lee Highway, Fairfax, Virginia                        22031-1207
  -----------------------------------                        ----------
 (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (703) 934-3600

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                           Name of each exchange on which registered
         -------------------                           -----------------------------------------
Common Stock, par value $0.01 per share                        The New York Stock Exchange
Preferred Stock Purchase Rights                                The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X          No
               ----           ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

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

     The undersigned Registrant hereby amends Item 5 of Part I of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, to add the following two new paragraphs:

          Recent Sales of Unregistered Securities.  On December 23, 1996, the
          ---------------------------------------
     Registrant sold 15,000 units (the "Units") to BT Securities Corporation (the "Initial Purchaser") pursuant to a Purchase Agreement dated December 19, 1996. Each Unit consisted of $1,000 principal amount of the Registrant's 12% Senior Notes due 2003, Series A (the "Notes"), and seven warrants (the "Warrants"), each to purchase one share of common stock, par value $0.01 per share, of the Registrant (the "Common Stock"). The issuance of the Units was effected in a private offering without registration, in reliance upon the exemption available under Section 4(2) of the Securities Act of 1933, as amended.

          The Notes and the Warrants are separately transferable, and a total of 105,000 Warrants were sold as described above. Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price equal to $2.30 per share, subject to adjustment under certain circumstances. Prior to their expiration on December 31, 1999, the Warrants are exercisable at any time. Of the Unit issue price, the Registrant allocated approximately $1.00 as the issue price of each Warrant. On March 7, 1997, the outstanding Notes were exchanged in a registered offering for 12% Senior Notes due 2003, Series B (SEC Registration No. 333-19519). The Registrant intends to register the 105,000 shares of Common Stock issuable upon exercise of the Warrants as soon as practicable.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report Form 10-K for the fiscal year ended December 31, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ICF Kaiser International, Inc.
                                        (Registrant)


                         By      /s/  Michael K. Goldman
                           ------------------------------------
                                      Michael K. Goldman
                         Executive Vice President, Chief Administrative Officer,
                                  and Acting Chief Financial Officer

Filed:  April 21, 1997