Form 10-Q
period 1997-03-31
ICF KAISER INTERNATIONAL INC
filed 1997-05-14
CIK 856200

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997       Commission File No. 1-12248



                        ICF KAISER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                              54-1437073
--------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


  9300 Lee Highway, Fairfax, Virginia                          22031-1207
-----------------------------------------                -----------------------
(Address of principal executive offices)                       (Zip Code)



       Registrant's telephone number including area code: (703) 934-3600
                                                          --------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

  On April 30, 1997, there were 22,410,987 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

                        ICF KAISER INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q


                                                                          Page
Part I - Financial Information

Item 1. Financial Statements:

        Consolidated Balance Sheets -
        March 31, 1997 and December 31, 1996................................3

        Consolidated Statements of Operations -
        Three Months Ended March 31, 1997 and 1996..........................4

        Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1997 and 1996..........................5

        Notes to Consolidated Financial Statements.......................6-13

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................14-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........18


Part II - Other Information

Item 1. Legal Proceedings..................................................18

Item 2. Changes in Securities..............................................18

Item 3. Defaults Upon Senior Securities....................................18

Item 4. Submission of Matters to a Vote of Security Holders................18

Item 5. Other Information..................................................18

Item 6. Exhibits and Reports on Form 8-K...................................18

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares)

--------------------------------------------------------------------------------
                                                      March 31,     December 31,
                                                        1997            1996
--------------------------------------------------------------------------------
                                                      (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                             $ 20,208        $ 16,761
 Contract receivables, net                              215,028         223,278
 Prepaid expenses and other current assets               10,204          27,096
 Deferred income taxes                                   11,324           9,739
                                                       --------        --------
         Total Current Assets                           256,764         276,874
                                                       --------        --------
Fixed Assets
 Furniture, equipment, and leasehold improvements        49,587          48,410
 Less depreciation and amortization                     (37,851)        (37,208)
                                                       --------        --------
                                                         11,736          11,202
                                                       --------        --------
Other Assets
 Goodwill, net                                           49,105          49,699
 Investments in and advances to affiliates                6,242           6,443
 Due from officers and employees                            674             716
 Other                                                   21,122          21,039
                                                       --------        --------
                                                         77,143          77,897
                                                       --------        --------
                                                       $345,643        $365,973
                                                       ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current portion of long-term debt                     $     26        $     43
 Accounts payable and subcontractors payable             60,122          67,679
 Accrued salaries and employee benefits                  48,982          45,779
 Accrued interest                                         4,453              47
 Other accrued expenses                                  17,842          21,479
 Income taxes payable                                       821             852
 Deferred revenue                                        21,295          21,829
 Other                                                    7,023           5,268
                                                       --------        --------
         Total Current Liabilities                      160,564         162,976
                                                       --------        --------
Long-term Liabilities
 Long-term debt, less current portion                   137,643         156,519
 Other                                                    5,290           5,432
                                                       --------        --------
                                                        142,933         161,951
                                                       --------        --------
Commitments and Contingencies

Minority Interests in Subsidiaries                        7,173           6,154

Common Stock, par value $.01 per share:
 Authorized-90,000,000 shares
 Issued and outstanding-22,434,640 and 22,311,842
  shares                                                    224             223
Additional Paid-in Capital                               67,158          66,983
Notes Receivable Related to Common Stock                 (1,732)         (1,732)
Retained Earnings (Deficit)                             (29,191)        (29,238)
Cumulative Translation Adjustment                        (1,486)         (1,344)
                                                       --------        --------
                                                       $345,643        $365,973
                                                       ========        ========
--------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

--------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1997            1996
--------------------------------------------------------------------------------
                                                            (Unaudited)
GROSS REVENUE                                       $ 265,957        $ 311,119
  Subcontract and direct material costs              (162,266)        (167,318)
  Equity in income of joint ventures
   and affiliated companies                               287              724
                                                    ---------        ---------

SERVICE REVENUE                                       103,978          144,525

OPERATING EXPENSES
  Direct cost of services and overhead                 81,685          118,645
  Administrative and general                           13,326           15,805
  Depreciation and amortization                         2,369            2,607
                                                    ---------        ---------

OPERATING INCOME                                        6,598            7,468

OTHER INCOME (EXPENSE)
  Interest income                                         339              230
  Interest expense                                     (4,353)          (4,100)
                                                    ---------        ---------

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS       2,584            3,598
  Income tax provision                                    568            1,001
                                                    ---------        ---------

INCOME BEFORE MINORITY INTERESTS                        2,016            2,597
  Minority interests in net income of subsidiaries      1,969            1,273
                                                    ---------        ---------

NET INCOME                                                 47            1,324
  Preferred stock dividends and accretion                   -              539
                                                    ---------        ---------

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS        $      47        $     785
                                                    =========        =========

PRIMARY AND FULLY DILUTED
  NET INCOME PER COMMON SHARE                       $    0.00        $    0.04
                                                    =========        =========

PRIMARY AND FULLY DILUTED WEIGHTED AVERAGE
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                   22,319           21,732
                                                    =========        =========

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-----------------------------------------------------------------------------------------
                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                   1997         1996
-----------------------------------------------------------------------------------------
                                                                     (Unaudited)
OPERATING ACTIVITIES
Net income                                                    $       47   $    1,324
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                                     2,369        2,607
 Provision for losses on contract receivables                        447          443
 Provision for deferred income taxes                              (1,585)       1,001
 Earnings less than (in excess of) cash distributions from
  joint ventures and affiliated companies                            302         (379)
 Minority interests in net income of subsidiaries                  1,969        1,273
 Unusual items, net                                                    -        2,958
 Changes in operating assets and liabilities,
  net of acquisitions and dispositions:
  Contract receivables, net                                        7,803       12,742
  Prepaid expenses and other current assets                          344          654
  Other assets                                                    (1,146)         334
  Accounts payable and accrued expenses                           (3,308)      (7,210)
  Income taxes payable                                               (31)        (138)
  Deferred revenue                                                  (534)      (2,490)
  Other liabilities                                                1,720       (1,219)
 Other operating activities                                           81           68
                                                              ----------   ----------
  Net Cash Provided by Operating Activities                        8,478       11,968
                                                              ----------   ----------
INVESTING ACTIVITIES
Sales of subsidiaries and subsidiary assets                       16,540            -
Purchases of fixed assets                                           (892)        (999)
Investments in subsidiaries and affiliates, net of cash
 acquired                                                           (118)         (51)
                                                              ----------   ----------
  Net Cash Provided by (Used in) Investing Activities             15,530       (1,050)
                                                              ----------   ----------
FINANCING ACTIVITIES
Borrowings under credit facility                                  23,000       12,000
Principal payments on credit facility and other borrowings       (42,000)      (8,000)
Distribution of income to minority interest                         (950)           -
Proceeds from issuances of common stock                               60          126
Repurchases of common stock                                         (252)           -
Preferred stock dividends                                              -         (990)
Debt issuance costs                                                 (277)           -
Other financing activities                                             -          (46)
                                                              ----------   ----------
  Net Cash Provided by (Used in) Financing Activities            (20,419)       3,090
                                                              ----------   ----------
Effect of Exchange Rate Changes on Cash                             (142)         535
                                                              ----------   ----------
Increase in Cash and Cash Equivalents                              3,447       14,543
Cash and Cash Equivalents at Beginning of Period                  16,761       16,357
                                                              ----------   ----------
Cash and Cash Equivalents at End of Period                    $   20,208   $   30,900
                                                              ==========   ==========
SUPPLEMENTAL INFORMATION:
Cash payments for interest                                    $      281   $    7,656
Cash payments (refunds) for income taxes                      $        9   $      137
NON-CASH TRANSACTIONS:
Issuance of common stock in connection with
 an acquisition                                               $        -   $      350
Issuance of common stock pursuant to agreements
 with employees                                               $      287   $      500
-----------------------------------------------------------------------------------------

See notes to consolidated financial statements.

               ICF KAISER INTERNATIONAL, INC.  AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Presentation
------------------------

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (the Company), except for the December 31, 1996 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996 and the information included in the Company's Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1996.

2. Net Income Per Common Share
------------------------------

Net income per common share was computed under the treasury stock method and the modified treasury stock method for the three months ended March 31, 1997 and 1996, respectively, using net income available for common shareholders and the weighted average number of common stock and common stock equivalents outstanding during the periods. Common stock equivalents include stock options and warrants and additional shares which will be or may be issued in connection with acquisitions. The adjustments required by the modified treasury stock method and for acquisition-related contingencies under both methods were immaterial. Therefore, the adjustments were excluded from earnings per share computations for both periods presented.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share instead of primary and fully diluted earnings per share. Under the Company's existing equity structure as of March 31, 1997, the computation of basic and diluted earnings per share, as defined under SFAS No. 128, results in earnings per share that is substantially the same as primary and fully diluted earnings per share as presented in the accompanying financial statements.

3. Contingencies
----------------

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

The Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. The Company has provided for its estimate of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Many of the issues, however, have not been quantified by the government or the Company, and others are qualitative in nature, and their potential financial impact, if any, is not quantifiable by the government or the Company at this time. The Company's provision will be reviewed periodically as discussions with the government progress.

4. Long-term Debt
-----------------

The Company's $40 million revolving credit facility is provided by a group of three banks and expires on December 31, 1998. The credit facility was amended to modify certain financial ratios and to extend the termination date of the credit facility from June 30, 1998, to December 31, 1998. The amendment was effective for the three months ended March 31, 1997.

In March 1997, the Company exchanged its 12% Senior Notes due 2003, Series A for 12% Senior Notes due 2003, Series B that had been registered with the SEC in January 1997. The terms of the Series B Senior Notes substantially are identical to the terms of the Series A Senior Notes.

5. Guarantor Subsidiaries
-------------------------

Four wholly owned subsidiaries of ICF Kaiser International, Inc. (Subsidiary Guarantors) unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Subordinated Notes and the Series B Senior Notes (see Note 4). The Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc.; ICF Kaiser Government Programs, Inc.; PCI Operating Company, Inc.; and Systems Applications International, Inc.

Presented below is condensed consolidating financial information for ICF Kaiser International, Inc. (Parent Company), the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries. The information, except for the December 31, 1996 condensed consolidating balance sheet, is unaudited.

Investments in subsidiaries have been presented using the equity method of accounting. In the Company's opinion, separate financial statements for Subsidiary Guarantors would not provide additional information that is material to investors. Therefore, the Subsidiary Guarantors are combined in the presentation below.

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 1997
(In thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                ICF Kaiser
                                                     Parent     Subsidiary   Non-Guarantor                  International, Inc.
                                                     Company    Guarantors   Subsidiaries    Eliminations      Consolidated
                                                     --------   ----------   -------------   ------------   -------------------
                                                                                  (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                          $ (3,756)    $ 9,808     $  14,655        $   (499)         $ 20,208
  Contract receivables, net                             1,429      79,733       133,866               -           215,028
  Intercompany receivables, net                       126,106        (222)     (125,884)              -                 -
  Prepaid expenses and other current assets             3,660         186         6,574            (216)           10,204
  Deferred income taxes                                11,324           -             -               -            11,324
                                                     --------     -------     ---------        --------          --------
    Total Current Assets                              138,763      89,505        29,211            (715)          256,764
                                                     --------     -------     ---------        --------          --------
Fixed Assets
  Furniture, equipment, and leasehold improvements      8,313       2,198        39,076               -            49,587
  Less depreciation and amortization                   (4,374)     (2,088)      (31,389)              -           (37,851)
                                                     --------     -------     ---------        --------          --------
                                                        3,939         110         7,687               -            11,736
                                                     --------     -------     ---------        --------          --------
Other Assets
  Goodwill, net                                             -          -         49,105               -            49,105
  Other                                                64,222       2,424        21,704         (60,312)           28,038
                                                     --------     -------     ---------        --------          --------
                                                       64,222       2,424        70,809         (60,312)           77,143
                                                     --------     -------     ---------        --------          --------
                                                     $206,924     $92,039     $ 107,707        $(61,027)          345,643
                                                     ========     =======     =========        ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                  $      -     $     -     $      26        $      -          $     26
  Accounts payable and other accrued expenses          12,867      47,874        17,223               -            77,964
  Accrued salaries and employee benefits                5,759      26,883        16,340               -            48,982
  Other                                                10,773         477        22,357             (15)           33,592
                                                     --------     -------     ---------        --------          --------
    Total Current Liabilities                          29,399      75,234        55,946             (15)          160,564
                                                     --------     -------     ---------        --------          --------
Long-term Liabilities
  Long-term debt, less current portion                138,331           -             -            (688)          137,643
  Other                                                 2,735           -         2,555               -             5,290
                                                     --------     -------     ---------        --------          --------
                                                      141,066           -         2,555            (688)          142,933
                                                     --------     -------     ---------        --------          --------
Minority Interests in Subsidiaries                          -       7,173             -               -             7,173

Common Stock                                              224         108           166            (274)              224
Additional Paid-in Capital                             67,158         224        61,119         (61,343)           67,158
Retained Earnings (Deficit)                           (29,191)      9,300       (10,593)          1,293           (29,191)
Other Equity                                           (1,732)          -        (1,486)              -            (3,218)
                                                     --------     -------     ---------        --------          --------
                                                     $206,924     $92,039     $ 107,707        $(61,027)         $345,643
                                                     ========     =======     =========        ========          ========

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 1996
(In thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 ICF Kaiser
                                                      Parent     Subsidiary     Non-Guarantor                 International, Inc.
                                                     Company     Guarantors     Subsidiaries    Eliminations     Consolidated
                                                   -----------   ----------     ------------    ------------  -------------------
ASSETS
Current Assets
  Cash and cash equivalents                        $    (7,720)   $  11,974       $   13,001     $      (494)      $    16,761
  Contract receivables, net                                183       78,585          144,510              --           223,278
  Intercompany receivables, net                        155,653       (2,543)        (153,110)             --                --
  Prepaid expenses and other current assets              4,509          187           22,731            (331)           27,096
  Deferred income taxes                                 12,504           --           (2,765)             --             9,739
                                                   -----------    ---------       ----------     -----------       -----------

      Total Current Assets                             165,129       88,203           24,367            (825)          276,874
                                                   -----------    ---------       ----------     -----------       -----------

Fixed Assets
  Furniture, equipment and leasehold improvements        7,243        2,198           38,969              --            48,410
  Less depreciation and amortization                    (3,430)      (2,079)         (31,699)             --           (37,208)
                                                   -----------    ---------       ----------     -----------       -----------

                                                         3,813          119            7,270              --            11,202
                                                   -----------    ---------       ----------     -----------       -----------

Other Assets
  Goodwill, net                                             --           --           49,699              --            49,699
  Other                                                 58,494        2,602           21,774         (54,672)           28,198
                                                   -----------    ---------       ----------     -----------       -----------

                                                        58,494        2,602           71,473         (54,672)           77,897
                                                   -----------    ---------       ----------     -----------       -----------

                                                   $   227,436    $  90,924       $  103,110     $   (55,497)      $   365,973
                                                   ===========    =========       ==========     ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                $        --    $      --       $       43     $        --       $        43
  Accounts payable and other accrued expenses           16,467       53,612           19,079              --            89,158
  Accrued salaries and employee benefits                10,242       22,498           13,039              --            45,779
  Other                                                  4,454          447           23,126             (31)           27,996
                                                   -----------    ---------       ----------     -----------       -----------

      Total Current Liabilities                         31,163       76,557           55,287             (31)          162,976
                                                   -----------    ---------       ----------     -----------       -----------

Long-term Liabilities
  Long-term debt, less current portion                 157,306           --               --            (787)          156,519
  Other                                                  2,731           --            2,701              --             5,432
                                                   -----------    ---------       ----------     -----------       -----------

                                                       160,037           --            2,701            (787)          161,951
                                                   -----------    ---------       ----------     -----------       -----------

Minority Interests in Subsidiaries                          --        6,154               --              --             6,154

Common Stock                                               223          108              167            (275)              223
Additional Paid-in Capital                              66,983          224           44,619         (44,843)           66,983
Retained Earnings (Deficit)                            (29,238)       7,881            1,680          (9,561)          (29,238)
Other Equity                                            (1,732)          --           (1,344)             --            (3,076)
                                                   -----------    ---------       ----------     -----------       -----------

                                                   $   227,436    $  90,924       $  103,110     $   (55,497)      $   365,973
                                                   ===========    =========       ==========     ===========       ===========

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 1997
(In thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                ICF Kaiser
                                                     Parent     Subsidiary   Non-Guarantor                  International, Inc.
                                                     Company    Guarantors   Subsidiaries    Eliminations      Consolidated
                                                     --------   ----------   -------------   ------------   -------------------
                                                                                   (Unaudited)

GROSS REVENUE                                        $  457     $ 157,033        $108,467       $      -          $ 265,957

 Subcontract and direct material costs                 (174)     (117,774)        (44,318)             -           (162,266)
 Equity in income of joint ventures and
    affiliated companies and subsidiaries             5,766            -              223          (5,702)              287
                                                     ------     ---------        --------       ---------         ---------
SERVICE REVENUE                                       6,049        39,259          64,372          (5,702)          103,978

OPERATING EXPENSES
 Operating expenses                                   4,809        34,802          55,400              -             95,011
 Depreciation and amortization                          541           186           1,642              -              2,369
                                                     ------     ---------        --------       ---------         ---------
OPERATING INCOME                                        699         4,271           7,330          (5,702)            6,598

OTHER INCOME (EXPENSE)
 Interest income                                         90           125             152             (28)              339
 Interest expense                                    (4,288)          (78)            (10)             23            (4,353)
                                                     ------     ---------        --------       ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTERESTS                                  (3,499)        4,318           7,472          (5,707)            2,584

 Income tax provision (benefit)                      (3,546)          928           3,186              -                568
                                                     ------     ---------        --------       ---------         ---------
INCOME BEFORE MINORITY INTERESTS                         47         3,390           4,286          (5,707)            2,016

 Minority interests in net income of subsidiaries         -         1,969              -               -              1,969
                                                     ------     ---------        --------       ---------         ---------
NET INCOME AVAILABLE FOR
 COMMON SHAREHOLDERS                                 $   47     $   1,421        $  4,286       $  (5,707)               47
                                                     ======     =========        ========       =========         =========

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 1996
(In thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                            ICF Kaiser
                                                Parent     Subsidiary   Non-Guarantor                   International, Inc.
                                                Company    Guarantors   Subsidiaries    Eliminations       Consolidated
                                                -------    ----------   -------------   ------------    -------------------
                                                                         (Unaudited)
GROSS REVENUE                                   $   553    $  132,633    $    177,933   $         --       $   311,119

  Subcontract and direct material costs            (317)      (85,717)        (81,284)            --          (167,318)
  Equity in income of joint ventures and
    affiliated companies and subsidiaries         2,552            --             847         (2,675)              724
                                                -------    ----------    ------------   ------------       -----------

SERVICE REVENUE                                   2,788        46,916          97,496         (2,675)          144,525

OPERATING EXPENSES
  Operating expenses                             (1,895)       44,228          92,120             (3)          134,450
  Depreciation and amortization                     422           355           1,830             --             2,607
                                                -------    ----------    ------------   ------------       -----------

OPERATING INCOME                                  4,261         2,333           3,546         (2,672)            7,468

OTHER INCOME (EXPENSE)
  Interest income                                    96            38             143            (47)              230
  Interest expense                               (4,085)          (38)            (24)            47            (4,100)
                                                -------    ----------    ------------   ------------       -----------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                272         2,333           3,665         (2,672)            3,598

  Income tax provision (benefit)                 (1,052)          395           1,658             --             1,001
                                                -------    ----------    ------------   ------------       -----------

INCOME BEFORE MINORITY INTERESTS                  1,324         1,938           2,007         (2,672)            2,597

  Minority interests in net income
    of subsidiaries                                  --         1,334             (61)            --             1,273
                                                -------    ----------    ------------   ------------       -----------

NET INCOME                                        1,324           604           2,068         (2,672)            1,324

  Preferred stock dividends and accretion           539            --              --             --               539
                                                -------    ----------    ------------   ------------       -----------

NET INCOME AVAILABLE FOR
  COMMON SHAREHOLDERS                           $   785    $      604    $      2,068   $     (2,672)      $       785
                                                =======    ==========    ============   ============       ===========

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 1997
(In thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  ICF Kaiser
                                                       Parent     Subsidiary   Non-Guarantor                  International, Inc.
                                                       Company    Guarantors   Subsidiaries    Eliminations      Consolidated
                                                       --------   ----------   -------------   ------------   -------------------
                                                                                (Unaudited)
Net Cash Provided by (Used in) Operating Activities    $ 23,517    $ (3,979)      $(11,055)        $  (5)          $  8,478
                                                       --------    --------       --------         -----           --------
INVESTING ACTIVITIES
Sales of subsidiaries and subsidiary assets                   -       2,763         13,777             -             16,540
Purchases of fixed assets                                   (84)          -           (808)            -               (892)
Investments in subsidiaries and affiliates,
 net of cash acquired                                         -           -           (118)            -               (118)
                                                       --------    --------       --------         -----           --------
  Net Cash Provided by (Used) in Investing Activities       (84)      2,763         12,851             -             15,530
                                                       --------    --------       --------         -----           --------
FINANCING ACTIVITIES
Borrowings under credit facility                         23,000           -              -             -             23,000
Principal payments on credit facility                   (42,000)          -              -             -            (42,000)
Distribution of income to minority interest                   -        (950)             -             -               (950)
Proceeds from issuances of common stock                      60           -              -             -                 60
Repurchases of common stock                                (252)          -              -             -               (252)
Debt issuance costs                                        (277)          -              -             -               (277)
                                                       --------    --------       --------         -----           --------
  Net Cash Used in Financing Activities                 (19,469)       (950)             -             -            (20,419)
                                                       --------    --------       --------         -----           --------
Effect of Exchange Rate Changes on Cash                       -           -           (142)            -               (142)
                                                       --------    --------       --------         -----           --------
Increase (Decrease) in Cash and Cash Equivalents          3,964      (2,166)         1,654            (5)             3,447
Cash and Cash Equivalents at Beginning of Period         (7,720)     11,974         13,001          (494)            16,761
                                                       --------    --------       --------         -----           --------

Cash and Cash Equivalents at End of Period             $ (3,756)   $  9,808       $ 14,655          (499)          $ 20,208
                                                       ========    ========       ========         =====           ========

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 1996
(In thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                ICF Kaiser
                                                     Parent     Subsidiary   Non-Guarantor                  International, Inc.
                                                     Company    Guarantors   Subsidiaries    Eliminations      Consolidated
                                                     --------   ----------   -------------   ------------   -------------------
                                                                                   (Unaudited)
Net Cash Provided by (Used in) Operating
 Activities                                          $(13,314)   $ 17,548     $   7,783         $    (49)        $  11,968
                                                     --------   ---------    ----------      -----------        ----------

INVESTING ACTIVITIES
Purchases of fixed assets                                (303)        (52)         (644)              -               (999)
Investments in subsidiaries and affiliates,
  net of cash acquired                                     -           -            (51)              -                (51)
                                                     --------   ---------    ----------      -----------        ----------
        Net Cash Used in Investing Activities            (303)        (52)         (695)              -             (1,050)
                                                     --------   ---------    ----------      -----------        ----------

FINANCING ACTIVITIES
Borrowings under credit facility                       12,000          -              -               -             12,000
Principal payments on credit facility                  (8,000)         -              -               -             (8,000)
Proceeds from issuances of common stock                   126          -              -               -                126
Preferred stock dividends                                (990)         -              -               -               (990)
Other financing activities                                 -           -            (46)              -                (46)
                                                     --------   ---------    ----------      -----------        ----------
        Net Cash Provided by (Used in)
          Financing Activities                          3,136          -            (46)              -              3,090
                                                     --------   ---------    ----------      -----------        ----------
Effect of Exchange Rate Changes on Cash                    -           -            535               -                535
                                                     --------   ---------    ----------      -----------        ----------
Increase (Decrease) in Cash and Cash Equivalents      (10,481)     17,496         7,577              (49)           14,543
Cash and Cash Equivalents at Beginning of Period        4,128       1,015        12,578           (1,364)           16,357
                                                     --------   ---------    ----------      -----------        ----------

Cash and Cash Equivalents at End of Period           $ (6,353)   $ 18,511     $  20,155         $ (1,413)        $  30,900
                                                     ========   =========    ==========      ===========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

ICF Kaiser International, Inc. and subsidiaries (the Company) provides engineering, construction, program management, and consulting services primarily to the public and private environmental, infrastructure, industrial, and energy markets domestically and internationally.

Financial Review
----------------

The Company's operating income by operating group for the three months ended March 31, 1997 and 1996 is as follows (in millions):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1997              1996
                                                   ----------        ----------
        Federal programs                            $     4.6         $     8.7
        Engineering and construction                     (0.7)             (2.4)
        Consulting                                        2.1               0.8
        Other                                             0.6               0.4
                                                   ----------        ----------

          Total operating income                   $      6.6        $      7.5
                                                   ==========        ==========

The decrease in operating income from federal programs primarily resulted from the effective termination of the Company's contract to perform services at the U.S. Department of Energy's (DOE) Hanford, Washington, Site (Hanford) in 1996 (see below). The Hanford contract had a $4.6 million decrease in operating income between the three-month periods. The only income under the Hanford contract in 1997 was $1.0 million related to activities associated with the final phase of the Company's work at Hanford. Also, federal programs' operating income decreased $0.4 million because another contract was not renewed after 1996.

The Hanford decrease was offset partially by a $1.1 million increase in operating income from the Performance Based Integrating Management Contract at DOE's Rocky Flats Environmental Technology Site in Colorado (Rocky Flats) due to an increase in fees earned. The Rocky Flats contract was awarded in 1995 to Kaiser-Hill Company, LLC (Kaiser-Hill), a limited liability company owned equally by the Company and CH2M Hill Companies, Ltd. (CH2M Hill). Because Kaiser-Hill is a consolidated subsidiary of the Company, operating income includes the portion of income generated under the Rocky Flats contract attributable to CH2M Hill. CH2M Hill's interest in Kaiser-Hill is reflected as a minority interest in subsidiaries in the Company's financial statements.

Engineering and construction operations experienced a $1.7 million improvement in operating income between the three-month periods principally due to revenue during the first quarter of 1997 on new business awarded in 1996, a decrease in indirect expenses, and an increase in operating income from international operations, primarily due to improved operating results from the Company's Australian operations. Operating income also increased due to the acquisition of an engineering company in 1996.

Operating income from consulting operations increased by $1.3 million mainly due to a substantial increase in the utilization of labor resulting from an increase in the availability of work under both existing and new projects. During the first quarter of 1996, the federal government was still operating under a continuing resolution that had been in place since October 1, 1995. This contributed to delays in both task-order assignments and funding of some of the Company's consulting contracts. In addition, the Company was awarded new consulting business in 1996 that began to generate revenues in late 1996 and early 1997.

Business Outlook
----------------

In March 1996, the Company signed a two-year, $102 million contract to provide engineering and construction services for the initial phase of a mini-mill project for Nova Hut, a.s., an integrated steel maker based in the Ostrava region of the Czech Republic. In May 1997, the Company expects to complete negotiations with Nova Hut for the next phase of the mini-mill project. Earnings associated with this contract for the next phase of work are expected to be material to the Company's operating results.

The Company's contract to perform services at Hanford was effectively terminated by DOE on October 1, 1996. In response to the reduction and eventual termination of the Hanford contract, the Company is continuing to maintain and improve its operational-efficiency and cost-savings programs with the objective of minimizing the long-term impact associated with the termination of the Hanford contract. The impact on cash flows and earnings due to the closeout of the Hanford contract has been material. The Company believes that the impact will continue to be material in 1997 if replacement contracts are not won or if the Company's continuing cost-savings program is not successful. There can be no assurance, however, that the Company will be able to enter into new contracts or to achieve cost savings that will, in the aggregate, offset the effect of the loss of the Hanford contract.

RESULTS OF OPERATIONS

Revenue
-------

The Company's revenue by operating group for the three months ended March 31, 1997 and 1996 is as follows (in millions):

                                                    Three Months Ended March 31,
                                                ------------------------------------
                                                        1997              1996
                                                ------------------------------------
                                                 Gross    Service   Gross    Service
                                                -------   -------   ------   -------
Federal programs                                 $169.4    $ 49.0   $235.7   $ 97.4
Engineering and construction                       74.9      37.8     57.4     32.2
Consulting                                         21.7      17.2     18.0     14.9
                                                 ------    ------   ------   ------

  Total                                          $266.0    $104.0   $311.1   $144.5
                                                 ======    ======   ======   ======

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

Operating profits (fees) generated by certain large government contracts, including the Rocky Flats and Hanford contracts, are based on performance and not revenue. A change in revenue between periods is not necessarily proportionate to the change in the fees earned.

Gross revenue for 1997 decreased $45.1 million, or 14.5%, to $266.0 million.
The decrease in gross revenue was attributable to the effective termination of the Hanford contract on October 1, 1996. The Hanford contract experienced an $88.7 million decrease in gross revenue from the comparable quarter in 1996.
The decrease was offset partially by a $25.2 million increase in gross revenue from the Rocky Flats contract due to an increase in the volume of work performed. Consulting and engineering and construction operations also reported increases in gross revenue as a result of an increase in the volume of work.

Service revenue decreased by $40.5 million for 1997 as compared to 1996. The $48.4 million decrease in federal programs was primarily due to a $40.2 million decrease in service revenue from the Hanford contract and a $6.9 million decrease in service revenue from the Rocky Flats contract. The decrease for the Rocky Flats contract was due to an increase in the use of subcontractors in 1997 hired to support the increase in volume of work. The increase in the use of subcontractors at Rocky Flats was offset partially by a decrease in direct labor and associated fringe benefits resulting from staff reductions during 1996. The decrease in service revenue from federal programs was offset partially by increases in service revenue from consulting and engineering and construction operations due to increases in volume of work.

Service revenue as a percentage of gross revenue decreased to 39.1% for 1997 from 46.4% for 1996 due to an increase in the use of subcontractors on the Rocky Flats contract. A significant portion of the gross revenue derived from the Rocky Flats contract includes the costs of services subcontracted to third parties.

Operating Expenses
------------------

Direct cost of services and overhead decreased $37.0 million between 1997 and 1996 primarily due to the loss of the Hanford contract. The Hanford contract had $35.6 million of direct cost of services and overhead in 1996. Administrative and general expense decreased $2.5 million, or 15.7%, between 1997 and 1996. The decrease is primarily due to a reduction in staff and a decrease in proposal and bidding efforts as these efforts near completion on certain domestic and foreign contracts.

Interest Expense, Preferred Stock Dividends and Accretion
---------------------------------------------------------

Interest expense increased $0.3 million primarily due to the issuance of the Company's 12% Senior Notes due 2003, Series A in December 1996 (Series A Senior Notes) (see Liquidity and Capital Resources). The increase in interest expense was offset by a $0.5 million decrease in preferred stock dividends and accretion resulting from the Company's repurchase of its redeemable preferred stock in December 1996.

Income Tax Expense
------------------

The Company's effective income tax rate decreased to 22.0% for the three months ended March 31, 1997, compared with 27.8% for the three months ended March 31, 1996. The income tax provision for both periods presented was computed by excluding the minority interest in Kaiser-Hill's income because Kaiser-Hill is a flow-through entity for tax purposes and is owned partially by an outside party. This had the effect of decreasing the Company's effective tax rate for 1997 as compared to 1996 because the proportion of pretax income from Kaiser-Hill to the Company as a whole was greater in 1997 than 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1997, cash and cash equivalents increased $3.4 million to $20.2 million. Operating activities generated $8.5 million in cash.

Working Capital
---------------

The decrease in prepaid expenses and other current assets between March 31, 1997 and December 31, 1996 was due to the receipt in January 1997 of $16.5 million of cash proceeds from the December 1996 sale of an investment in entities that own and operate a pulverized coal injection facility (see below). The decrease in accounts payable and subcontractors payable was due primarily to the payment of subcontractor invoices on the Rocky Flats contract. The increase in accrued interest was due to the timing of interest payments on the Company's 12% Senior Subordinated Notes due 2003 (Subordinated Notes) and the issuance of the Series A Senior Notes in December 1996 (see below).

In January 1997, the U.S. Environmental Protection Agency approved the Company's provisional billing rates for the year ended December 31, 1996, for the rate variances on cost-plus contracts with U.S. government agencies for costs incurred during that year. The Company received $0.4 million on these billings during the three months ended March 31, 1997, and expects to collect in excess of $3.0 million in future periods. The Company also collected approximately $1.4 million in 1997 on billings for previous periods.

Credit Facility
---------------

The Company's $40 million revolving credit facility is provided by a group of three banks and expires on December 31, 1998. The credit facility was amended to modify certain financial ratios and to extend the termination date of the credit facility from June 30, 1998, to December 31, 1998. The amendment was effective for the three months ended March 31, 1997. In 1997, net payments on the credit facility were $19.0 million. As of March 31, 1997, the Company had $1.5 million in cash borrowings, $19.9 million of performance letters of credit outstanding, and $17.4 million of additional credit available under the credit facility.

Senior Notes
------------

In March 1997, the Company exchanged its Series A Senior Notes for Series B Senior Notes that had been registered with the U.S. Securities and Exchange Commission in January 1997. The terms of the Series B Senior Notes substantially are identical to the terms of the Series A Senior Notes. Interest on the Series B Senior Notes will be at a rate of 13% until the Company achieves and maintains a specified level of earnings, and is paid semiannually.

Other Investing and Financing Activities
----------------------------------------

In December 1996, the Company sold the majority portion of its equity interest in entities that own and operate a pulverized coal injection facility, and certain related contractual rights, for $16.6 million. The buyer also has an option to purchase the remaining equity investment for $2.4 million in January 1998. The proceeds from the sale, net of $0.1 million held in escrow, were received in January 1997 and were reinvested in the Company's business. These entities' earnings and cash flows were material to the Company in 1996, and the absence of these entities' earnings and cash flows may have a material impact on the Company's future earnings and cash flows in 1997 if the Company's cost-savings and marketing programs are not successful.

Other significant uses of cash in investing and financing activities included distribution of income to a minority interest ($1.0 million) and purchases of fixed assets ($0.9 million).

Liquidity and Capital Resources Outlook
---------------------------------------

The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its current level of operations, including interest obligations, throughout the next 12 months. The Company currently is exploring options that would provide additional capital for longer-term objectives, including replacing some of the Company's long-term debt with equity.

The credit facility limits the Company's ability to make acquisitions and other investments, and the Indentures governing the Company's Series B Senior Notes and Senior Subordinated Notes limit the Company's ability to make restricted payments, including certain payments in connection with investments and acquisitions. These credit facility and Indenture limitations mean that during the next several years, unless the credit facility and Indentures are amended or replaced, it likely will be necessary for the Company to obtain permission from lenders or to issue additional equity securities to fund any significant acquisitions and to invest significant amounts in joint ventures. These limitations may make it more difficult for the Company to compete effectively in its markets.

In addition to the cash requirements of the Company's daily operations, the Company has semiannual interest payments of $9.1 million due in June and December for the Series B Senior Notes and Subordinated Notes. If the Company achieves and maintains a specified level of earnings, the semiannual interest requirement will be reduced to

$8.4 million. The Company expects to meet this interest obligation with either operating cash flows or borrowings under its credit facility.

IMPACT OF NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share instead of primary and fully diluted earnings per share. Under the Company's existing equity structure as of March 31, 1997, the computation of basic and diluted earnings per share, as defined under SFAS No. 128, results in earnings per share that is substantially the same as primary and fully diluted earnings per share as presented in the accompanying financial statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Registrant until 1998.

                          Part II - Other Information

Item 1.   Legal Proceedings

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

On April 30, 1997, the Company announced that Dr. Marc Tipermas, then currently an Executive Vice President, the Director of Corporate Development, and a director of the Company, was elected President and Chief Operating Officer effective immediately. The Company also announced that effective July 1, 1997, Mr. Kenneth L. Campbell would become an Executive Vice President and Chief Financial Officer of the Company; Mr. Campbell was elected a director of the Company effective May 1, 1997; his term expires in 1999.

On May 2, 1997, Mr. Keith M. Price was elected an outside director of the Company; his term expires in 1998.

Item 6.   Exhibits and Reports on Form 8-K

         (a)  The exhibits filed as part of this report are listed below:

No. 10(a)(2)  Amendment No. 2 dated May 5, 1997, to the Credit Agreement dated
         May 6, 1996
No. 11   Computation of Primary and Fully Diluted Earnings Per Share
No. 27   Financial Data Schedule

          (b)  Reports on Form 8-K

1. Report on Form 8-K filed on January 15, 1997, reporting the disposition of certain assets (together with pro forma financial statements), the issuance of $15 million Senior Notes due 2003, Series A, and the repurchase of the Registrant's Series 2D Senior Preferred Stock.

2. Report on Form 8-K filed on February 10, 1997, reporting and filing the Registrant's preliminary year-end and fourth quarter results and reporting the resignation of certain directors.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                              ICF KAISER INTERNATIONAL, INC.
                                (Registrant)



Date: May 14, 1997                                   /s Michael K. Goldman
                                                     ---------------------
                                                        Michael K. Goldman

                                                 Executive Vice President,
                                                   Administrative Officer,
                                      and Chief Financial Officer (Acting)
                                              (Duly authorized officer and
                                              principal financial officer)