Form 10-Q
period 1997-06-30
ICF KAISER INTERNATIONAL INC
filed 1997-08-14
CIK 856200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997        Commission File No. 1-12248



                         ICF KAISER INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             54-1437073
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


   9300 Lee Highway, Fairfax, Virginia                        22031-1207
----------------------------------------                      ----------
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
Yes  X           No
    ---            ---

  On July 31, 1997, there were 22,436,572 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

                         ICF KAISER INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
Part I -  Financial Information

Item 1. Financial Statements:

        Consolidated Balance Sheets -
        June 30, 1997 and December 31, 1996..............................      3

        Consolidated Statements of Operations -
        Six Months Ended June 30, 1997 and 1996..........................      4

        Consolidated Statements of Operations -
        Three Months Ended June 30, 1997 and 1996........................      5

        Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1997 and 1996..........................      6

        Notes to Consolidated Financial Statements.......................   7-16

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................  17-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......
243


Part II - Other Information

Item 1. Legal Proceedings.................................................    23

Item 2. Changes in Securities.............................................    23

Item 3. Defaults Upon Senior Securities...................................    23

Item 4. Submission of Matters to a Vote of Security Holders...............    24

Item 5. Other Information.................................................    24

Item 6. Exhibits and Reports on Form 8-K..................................    25


ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
================================================================================

                                                           June 30,     December 31,
                                                             1997          1996
                                                         -----------    ------------
                                                         (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                                $   12,355      $   16,761
 Contract receivables, net                                   246,799         223,278
 Prepaid expenses and other current assets                     9,416          27,096
 Deferred income taxes                                        12,764           9,739
                                                          ----------      ----------
         Total Current Assets                                281,334         276,874
                                                          ----------      ----------
Fixed Assets
 Furniture, equipment, and leasehold improvements             50,874          48,410
 Less depreciation and amortization                          (38,108)        (37,208)
                                                          ----------      ----------
                                                              12,766          11,202
                                                          ----------      ----------
Other Assets
 Goodwill, net                                                48,511          49,699
 Investments in and advances to affiliates                     6,676           6,443
 Due from officers and employees                                 796             716
 Other                                                        20,570          21,039
                                                          ----------      ----------
                                                              76,553          77,897
                                                          ----------      ----------
                                                          $  370,653      $  365,973
                                                          ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current portion of long-term debt                        $       22      $       43
 Accounts payable and subcontractors payable                  87,937          73,320
 Accrued salaries and employee benefits                       45,875          45,779
 Accrued interest                                                 17              47
 Other accrued expenses                                       13,302          15,838
 Income taxes payable                                            620             852
 Deferred revenue                                             26,777          21,829
 Other                                                         8,040           5,268
                                                          ----------      ----------
         Total Current Liabilities                           182,590         162,976
                                                          ----------      ----------
Long-term Liabilities
 Long-term debt, less current portion                        141,767         156,519
 Other                                                         4,928           5,432
                                                          ----------      ----------
                                                             146,695         161,951
                                                          ----------      ----------
Commitments and Contingencies

Minority Interests in Subsidiaries                             6,866           6,154

Common Stock, par value $.01 per share:
 Authorized-90,000,000 shares
 Issued and outstanding- 22,410,749 and 22,311,842 shares        224             223
Additional Paid-in Capital                                    66,980          66,983
Notes Receivable Related to Common Stock                      (1,732)         (1,732)
Retained Earnings (Deficit)                                  (29,188)        (29,238)
Cumulative Translation Adjustment                             (1,782)         (1,344)
                                                          ----------      ----------
                                                          $  370,653      $  365,973
                                                          ==========      ==========


================================================================================
See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
================================================================================

                                                                     Six Months Ended June 30,
                                                                   -----------------------------
                                                                       1997              1996
                                                                   ----------         ----------
                                                                            (Unaudited)
GROSS REVENUE                                                      $  507,543         $  643,439
        Subcontract and direct material costs                        (294,818)          (350,716)
        Equity in income of joint ventures
            and affiliated companies                                      834              2,144
                                                                   ----------         ----------

SERVICE REVENUE                                                       213,559            294,867

OPERATING EXPENSES
        Direct cost of services and overhead                          166,977            240,963
        Administrative and general                                     27,853             32,515
        Depreciation and amortization                                   4,742              5,306
                                                                   ----------         ----------

OPERATING INCOME                                                       13,987             16,083

OTHER INCOME (EXPENSE)
        Interest and investment income                                  1,016                423
        Interest expense                                               (9,157)            (8,311)
                                                                   ----------         ----------

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                       5,846              8,195
        Income tax provision                                            1,134              2,295
                                                                   ----------         ----------

INCOME BEFORE MINORITY INTERESTS                                        4,712              5,900
        Minority interests in net income of subsidiaries                4,662              2,943
                                                                   ----------         ----------

NET INCOME                                                                 50              2,957
        Preferred stock dividends and accretion                             -              1,092
                                                                   ----------         ----------

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                       $       50         $    1,865
                                                                   ==========         ==========


NET INCOME PER COMMON SHARE:
        PRIMARY                                                    $     0.00         $     0.09
                                                                   ==========         ==========
        FULLY DILUTED                                              $     0.00         $     0.09
                                                                   ==========         ==========


WEIGHTED AVERAGE
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
        PRIMARY                                                        22,370             21,785
                                                                   ==========         ==========
        FULLY DILUTED                                                  22,468             21,785
                                                                   ==========         ==========

================================================================================
See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
================================================================================

                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                       ---------------------------
                                                                                         1997              1996
                                                                                       ----------        ---------
                                                                                                (Unaudited)

GROSS REVENUE                                                                           $ 241,586        $ 332,320
        Subcontract and direct material costs                                            (132,552)        (183,398)
        Equity in income of joint ventures
            and affiliated companies                                                          547            1,420
                                                                                        ---------        ---------

SERVICE REVENUE                                                                           109,581          150,342

OPERATING EXPENSES
        Direct cost of services and overhead                                               85,292          122,318
        Administrative and general                                                         14,527           16,710
        Depreciation and amortization                                                       2,373            2,699
                                                                                        ---------        ---------

OPERATING INCOME                                                                            7,389            8,615

OTHER INCOME (EXPENSE)
        Interest and investment income                                                        677              193
        Interest expense                                                                   (4,804)          (4,211)
                                                                                        ---------        ---------

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                           3,262            4,597
        Income tax provision                                                                  566            1,294
                                                                                        ---------        ---------

INCOME BEFORE MINORITY INTERESTS                                                            2,696            3,303
        Minority interests in net income of subsidiaries                                    2,693            1,670
                                                                                        ---------        ---------

NET INCOME                                                                                      3            1,633
        Preferred stock dividends and accretion                                                 -              553
                                                                                        ---------        ---------

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                                            $       3        $   1,080
                                                                                        =========        =========

NET INCOME PER COMMON SHARE:
        PRIMARY                                                                         $    0.00        $    0.05
                                                                                        =========        =========
        FULLY DILUTED                                                                   $    0.00        $    0.05
                                                                                        =========        =========
WEIGHTED AVERAGE
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
        PRIMARY                                                                            22,441           21,846
                                                                                        =========        =========
        FULLY  DILUTED                                                                     22,556           21,846
                                                                                        =========        =========

===============================================================================
See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
================================================================================

                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                     1997           1996
                                                                                  ----------     ----------
                                                                                        (Unaudited)
OPERATING ACTIVITIES
Net income                                                                        $       50     $    2,957
Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                  4,742          5,306
        Provision for losses on contract receivables                                     871            826
        Provision for deferred income taxes                                           (3,025)           561
        Earnings less than (in excess of) cash distributions from
                joint ventures and affiliated companies                                   87           (286)
        Minority interests in net income of subsidiaries                               4,662          2,943
        Unusual items, net                                                                 -          1,528
        Changes in operating assets and liabilities,
                net of acquisitions and dispositions:
                Contract receivables, net                                            (24,392)         8,147
                Prepaid expenses and other current assets                              1,140          3,041
                Other assets                                                          (1,935)           475
                Accounts payable and accrued expenses                                 12,583        (13,466)
                Income taxes payable                                                    (232)          (169)
                Deferred revenue                                                       4,948         (1,844)
                Other liabilities                                                      2,495           (121)
        Other operating activities                                                       105            147
                                                                                  ----------     ----------
                Net Cash Provided by Operating Activities                              2,099         10,045
                                                                                  ----------     ----------
INVESTING ACTIVITIES
Sales of subsidiary and subsidiary assets                                             16,540              -
Sale of fixed assets                                                                       -             22
Purchases of fixed assets                                                             (2,683)        (3,089)
Investments in subsidiaries and affiliates, net of cash acquired                        (345)          (725)
                                                                                  ----------     ----------
                Net Cash Provided by (Used in) Investing Activities                   13,512         (3,792)
                                                                                  ----------     ----------
FINANCING ACTIVITIES
Borrowings under credit facility                                                      38,000         27,000
Principal payments on credit facility and other borrowings                           (53,000)       (32,000)
Distribution of income to minority interest                                           (3,950)          (823)
Proceeds from issuances of common stock                                                  109            213
Repurchases of common stock                                                             (252)             -
Preferred stock dividends                                                                  -         (1,478)
Debt issuance costs                                                                     (486)          (375)
Other financing activities                                                                 -            (46)
                                                                                  ----------     ----------
                Net Cash Used in Financing Activities                                (19,579)        (7,509)
                                                                                  ----------     ----------
Effect of Exchange Rate Changes on Cash                                                 (438)            84
                                                                                  ----------     ----------
Decrease in Cash and Cash Equivalents                                                 (4,406)        (1,172)
Cash and Cash Equivalents at Beginning of Period                                      16,761         16,357
                                                                                  ----------     ----------
Cash and Cash Equivalents at End of Period                                        $   12,355     $   15,185
                                                                                  ==========     ==========
SUPPLEMENTAL INFORMATION:
Cash payments for interest                                                        $    9,521     $    7,904
Cash payments (refunds) for income taxes                                          $      230     $      401
NON-CASH TRANSACTIONS:
Issuance of common stock pursuant to agreements with employees                    $      287     $      500
Reacquisition of common stock                                                     $      227     $        -
Issuance of common stock in connection with an acquisition                        $        -     $      350

================================================================================
See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC.  AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Presentation

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (the Company), except for the December 31, 1996 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996 and the information included in the Company's Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the June 30, 1997 financial statements.

2. Net Income Per Common Share

Net income per common share was computed under the treasury stock method for the six and three months ended June 30, 1997 and the modified treasury stock method for the six and three months ended June 30, 1996, using net income available for common shareholders and the weighted average number of common stock and common stock equivalents outstanding during the periods. Common stock equivalents include stock options and warrants and additional shares which will be or may be issued in connection with acquisitions.

3. Contingencies


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

The Company has a substantial number of cost-reimbursement contracts with the U.S. government, which are subject to audit by the U.S. government. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. The Company has provided for its estimate of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Many of the issues, however, have not been quantified by the government or the Company, and others are qualitative in nature, and their potential financial impact, if any, is not quantifiable by the government or the Company at this time. The Company's provision will be reviewed periodically as discussions with the government progress.

4. Long-term Debt

The Company's $40 million revolving credit facility is provided by a group of three banks and expires on December 31, 1998. The credit facility was amended in 1997 to modify certain financial ratios, to extend the termination date of the credit facility from June 30, 1998, to December 31, 1998, and to permit certain investments and acquisitions.

5.  Guarantor Subsidiaries

Four wholly owned subsidiaries of ICF Kaiser International, Inc. (Subsidiary Guarantors) unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Subordinated Notes and the Series B Senior Notes. The Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc.; ICF Kaiser Government Programs, Inc.; PCI Operating Company, Inc.; and Systems Applications International, Inc.

Presented below is condensed consolidating financial information for ICF Kaiser International, Inc. (Parent Company), the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries. The information, except for the December 31, 1996 condensed consolidating balance sheet, is unaudited.

Investments in subsidiaries have been presented using the equity method of accounting. In the Company's opinion, separate financial statements for the Subsidiary Guarantors would not provide additional information that is material to investors. Therefore, the Subsidiary Guarantors are combined in the presentation below.

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 1997
(In thousands)

================================================================================

                                                                                                              ICF Kaiser
                                                    Parent    Subsidiary   Non-Guarantor                   International, Inc.
                                                    Company   Guarantors   Subsidiaries     Eliminations      Consolidated
                                                   --------   ----------   -------------    ------------   -------------------
                                                                              (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                         $ (1,133)    $  2,553      $  11,435         $   (500)           $   12,355
 Contract receivables, net                              249       97,134        149,416                -               246,799
 Intercompany receivables, net                      103,585        7,949       (111,534)               -                     -
 Prepaid expenses and other current assets            4,758           28          4,763             (133)                9,416
 Deferred income taxes                               12,764           -               -                -                12,764
                                                   --------     --------      ---------         --------            ----------
   Total Current Assets                             120,223      107,664         54,080             (633)              281,334
                                                   --------     --------      ---------         --------            ----------
Fixed Assets
 Furniture, equipment, and leasehold improvements     9,363        2,198         39,313                -                50,874
 Less depreciation and amortization                  (4,715)      (2,097)       (31,296)               -               (38,108)
                                                   --------     --------      ---------         --------            ----------
                                                      4,648          101          8,017                -                12,766
                                                   --------     --------      ---------         --------            ----------
Other Assets
 Goodwill, net                                            -           -          48,511                -                48,511
 Other                                               80,214        2,246         21,820          (76,238)               28,042
                                                   --------     --------      ---------         --------            ----------
                                                     80,214        2,246         70,331          (76,238)               76,553
                                                   --------     --------      ---------         --------            ----------
                                                   $205,085     $110,011      $ 132,428         $(76,871)           $  370,653
                                                   ========     ========      =========         ========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current portion of long-term debt                 $      -     $      -      $      22         $      -             $      22
 Accounts payable and other accrued expenses         12,751       65,909         22,579                -               101,239
 Accrued salaries and employee benefits               3,322       23,419         19,134                -                45,875
 Other                                                7,700          243         27,543              (32)               35,454
                                                   --------     --------      ---------         --------            ----------
   Total Current Liabilities                         23,773       89,571         69,278              (32)              182,590
                                                   --------     --------      ---------         --------            ----------
Long-term Liabilities
 Long-term debt, less current portion               142,356            -              -             (589)              141,767
 Other                                                2,672           34          2,222                -                 4,928
                                                   --------     --------      ---------         --------            ----------
                                                    145,028           34          2,222             (589)              146,695
                                                   --------     --------      ---------         --------            ----------
Minority Interests in Subsidiaries                        -        6,866              -                -                 6,866

Common Stock                                            224          108            166             (274)                  224
Additional Paid-in Capital                           66,980          224         61,119          (61,343)               66,980
Retained Earnings (Deficit)                         (29,188)      13,208          1,425          (14,633)              (29,188)
Other Equity                                         (1,732)           -         (1,782)               -                (3,514)
                                                   --------     --------      ---------         --------            ----------
                                                   $205,085     $110,011      $ 132,428         $(76,871)           $  370,653
                                                   ========     ========      =========         ========            ==========

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 1996
(In thousands)
================================================================================

                                                                                                                   ICF Kaiser
                                                     Parent        Subsidiary     Non-Guarantor                 International, Inc.
                                                    Company        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                  -------------   -------------   -------------   ------------- -------------------
ASSETS
Current Assets
  Cash and cash equivalents                       $      (7,720)  $      11,974   $      13,001   $        (494)  $          16,761
  Contract receivables, net                                 183          78,585         144,510               -             223,278
  Intercompany receivables, net                         155,653          (2,543)       (153,110)              -                   -
  Prepaid expenses and other current assets               4,509             187          22,731            (331)             27,096
  Deferred income taxes                                  12,504              -           (2,765)              -               9,739
                                                  -------------   -------------   -------------   -------------   -----------------

     Total Current Assets                               165,129          88,203          24,367            (825)            276,874
                                                  -------------   -------------   -------------   -------------   -----------------

Fixed Assets
  Furniture, equipment, and leasehold
  improvements                                            7,243           2,198          38,969               -              48,410
  Less depreciation and amortization                     (3,430)         (2,079)        (31,699)              -             (37,208)
                                                  -------------   -------------   -------------   -------------   -----------------

                                                          3,813             119           7,270               -              11,202
                                                  -------------   -------------   -------------   -------------   -----------------
Other Assets
  Goodwill, net                                               -               -          49,699               -              49,699
  Other                                                  58,494           2,602          21,774         (54,672)             28,198
                                                  -------------   -------------   -------------   -------------   -----------------

                                                         58,494           2,602          71,473         (54,672)             77,897
                                                  -------------   -------------   -------------   -------------   -----------------

                                                  $     227,436   $      90,924   $     103,110   $     (55,497)  $         365,973
                                                  =============   =============   =============   =============   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt               $           -   $           -   $          43   $           -   $              43
  Accounts payable and other accrued expenses            16,467          53,612          19,079               -              89,158
  Accrued salaries and employee benefits                 10,242          22,498          13,039               -              45,779
  Other                                                   4,454             447          23,126             (31)             27,996
                                                  -------------   -------------   -------------   -------------   -----------------

     Total Current Liabilities                           31,163          76,557          55,287             (31)            162,976
                                                  -------------   -------------   -------------   -------------   -----------------

Long-term Liabilities
  Long-term debt, less current portion                  157,306               -               -            (787)            156,519
  Other                                                   2,731               -           2,701               -               5,432
                                                  -------------   -------------   -------------   -------------   -----------------

                                                        160,037               -           2,701            (787)            161,951
                                                  -------------   -------------   -------------   -------------   -----------------

Minority Interests in Subsidiaries                            -           6,154               -               -               6,154

Common Stock                                                223             108             167            (275)                223
Additional Paid-in Capital                               66,983             224          44,619         (44,843)             66,983
Retained Earnings (Deficit)                             (29,238)          7,881           1,680          (9,561)            (29,238)
Other Equity                                             (1,732)              -          (1,344)              -              (3,076)
                                                  -------------   -------------   -------------   -------------   -----------------

                                                  $     227,436   $      90,924   $     103,110   $     (55,497)  $         365,973
                                                  =============   =============   =============   =============   =================

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 1997
(In thousands)
================================================================================

                                                                                                              ICF Kaiser
                                                   Parent    Subsidiary   Non-Guarantor                    International, Inc.
                                                   Company   Guarantors   Subsidiaries     Eliminations      Consolidated
                                                  ---------  ----------   -------------    -------------   -------------------
                                                                              (Unaudited)
GROSS REVENUE                                     $   223     $ 271,844       $ 235,476         $      -       $ 507,543

 Subcontract and direct material costs               (301)     (188,848)       (105,669)               -        (294,818)
 Equity in income of joint ventures and
   affiliated companies and subsidiaries           12,978              -            761          (12,905)            834
                                                  -------     ---------       ---------         --------       ---------
SERVICE REVENUE                                    12,900        82,996         130,568          (12,905)        213,559

OPERATING EXPENSES
 Operating expenses                                11,182        72,959         110,689                -         194,830
 Depreciation and amortization                      1,143           370           3,229                -           4,742
                                                  -------     ---------       ---------         --------       ---------
OPERATING INCOME                                      575         9,667          16,650          (12,905)         13,987

OTHER INCOME (EXPENSE)
 Interest and investment income                       399           347             316              (46)          1,016
 Interest expense                                  (9,143)          (24)            (31)              41          (9,157)
                                                  -------     ---------       ---------         --------       ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTERESTS                                (8,169)        9,990          16,935          (12,910)          5,846

 Income tax provision (benefit)                    (8,219)        2,078           7,275                -           1,134
                                                  -------     ---------       ---------         --------       ---------
INCOME BEFORE MINORITY INTERESTS                       50         7,912           9,660          (12,910)          4,712

 Minority interests in net income of subsidiarie        -         4,662               -                -           4,662
                                                  -------     ---------       ---------         --------       ---------
NET INCOME AVAILABLE FOR
 COMMON SHAREHOLDERS                              $    50     $   3,250       $   9,660         $(12,910)      $      50
                                                  =======     =========       =========         ========       =========

                                      11

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 1996
(In thousands)
================================================================================

                                                                                                            ICF Kaiser
                                            Parent          Subsidiary      Non-Guarantor                   International, Inc.
                                            Company         Guarantors      Subsidiaries     Eliminations   Consolidated
                                            ---------       ----------      -------------    ------------   ------------------
                                                                              (Unaudited)
GROSS REVENUE                                  $ 1,192        $ 266,399           $ 375,848      $        -          $ 643,439

   Subcontract and direct material costs          (363)        (168,210)           (182,143)              -           (350,716)
   Equity in income of joint ventures and
      affiliated companies and subsidiaries      5,513                -               2,405          (5,774)             2,144
                                               -------        ---------           ---------      ----------          ---------

SERVICE REVENUE                                  6,342           98,189             196,110          (5,774)           294,867

OPERATING EXPENSES
   Operating expenses                           (4,045)          91,863             185,663              (3)           273,478
   Depreciation and amortization                 1,115              585               3,606               -              5,306
                                               -------        ---------           ---------      ----------          ---------

OPERATING INCOME                                 9,272            5,741               6,841          (5,771)            16,083


OTHER INCOME (EXPENSE)
   Interest and investment income                  145              140                 273            (135)               423
   Interest expense                             (8,268)            (101)                (38)             96             (8,311)
                                               -------        ---------           ---------      ----------          ---------
INCOME BEFORE INCOME TAXES AND
   MINORITY INTERESTS                            1,149            5,780               7,076          (5,810)             8,195

   Income tax provision (benefit)               (1,808)           1,069               3,034               -              2,295
                                               -------        ---------           ---------      ----------          ---------

INCOME BEFORE MINORITY INTERESTS                 2,957            4,711               4,042          (5,810)             5,900

   Minority interests in net income of
       subsidiaries                                  -            3,038                 (95)              -              2,943
                                               -------        ---------           ---------      ----------          ---------

NET INCOME                                       2,957            1,673               4,137          (5,810)             2,957

   Preferred stock dividends and accretion       1,092                -                   -               -              1,092
                                               -------        ---------           ---------      ----------          ---------
NET INCOME AVAILABLE FOR
   COMMON SHAREHOLDERS                         $ 1,865         $  1,673           $   4,137      $   (5,810)         $   1,865
                                               =======        =========           =========      ==========          =========


ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 1997
(In thousands)
===============================================================================

                                                                                                                 ICF Kaiser
                                                      Parent       Subsidiary      Non-Guarantor                 International, Inc.
                                                      Company      Guarantors      Subsidiaries    Eliminations  Consolidated
                                                      -------      ----------      -------------   ------------  -------------------
                                                                                   (Unaudited)
GROSS REVENUE                                         $  (234)        $114,811         $127,009     $        -           $  241,586

   Subcontract and direct material costs                 (127)         (71,074)         (61,351)             -             (132,552)
   Equity in income of joint ventures and
      affiliated companies and subsidiaries             7,212                -              538         (7,203)                 547
                                                      -------         --------         --------     ----------           ----------

SERVICE REVENUE                                         6,851           43,737           66,196         (7,203)             109,581

OPERATING EXPENSES
  Operating expenses                                    6,373           38,157           55,289              -               99,819
  Depreciation and amortization                           602              184            1,587              -                2,373
                                                      -------         --------         --------     ----------           ----------

OPERATING INCOME (LOSS)                                  (124)           5,396            9,320         (7,203)               7,389

OTHER INCOME (EXPENSE)
  Interest income                                         309              222              164            (18)                 677
  Interest expense                                     (4,855)              54              (21)            18               (4,804)
                                                      -------         --------         --------     ----------           ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                   (4,670)           5,672            9,463         (7,203)               3,262

  Income tax provision (benefit)                       (4,673)           1,150            4,089              -                  566
                                                      -------         --------         --------     ----------           ----------

INCOME BEFORE MINORITY INTERESTS                            3            4,522            5,374         (7,203)               2,696

  Minority interests in net income of subsidiaries          -            2,693                -              -                2,693
                                                      -------         --------         --------     ----------           ----------
NET INCOME AVAILABLE FOR
  COMMON SHAREHOLDERS                                 $     3         $  1,829         $  5,374     $   (7,203)          $        3
                                                      =======         ========         ========     ==========           ==========

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 1996
(In thousands)
================================================================================

                                                                                                                    ICF Kaiser
                                                          Parent    Subsidiary  Non-Guarantor                   International, Inc.
                                                          Company   Guarantors  Subsidiaries     Eliminations      Consolidated
                                                          -------   ----------  -------------    ------------   -------------------
                                                                                           (Unaudited)
GROSS REVENUE                                             $   639   $  133,766   $    197,915    $          -   $           332,320

        Subcontract and direct material costs                 (46)     (82,493)      (100,859)              -              (183,398)
        Equity in income of joint ventures and
                affiliated companies and subsidiaries       2,961            -          1,558          (3,099)                1,420
                                                          -------   ----------   ------------    ------------   -------------------

SERVICE REVENUE                                             3,554       51,273         98,614          (3,099)              150,342

OPERATING EXPENSES
        Operating expenses                                 (2,150)      47,635         93,543               -               139,028
        Depreciation and amortization                         693          230          1,776               -                 2,699
                                                          -------   ----------   ------------    ------------   -------------------

OPERATING INCOME                                            5,011        3,408          3,295          (3,099)                8,615

OTHER INCOME (EXPENSE)
        Interest income                                        49          102            130             (88)                  193
        Interest expense                                   (4,183)         (63)           (14)             49                (4,211)
                                                          -------   ----------   ------------    ------------   -------------------

INCOME BEFORE INCOME TAXES AND
        MINORITY INTERESTS                                    877        3,447          3,411          (3,138)                4,597

        Income tax provision (benefit)                       (756)         674          1,376               -                 1,294
                                                          -------   ----------   ------------    ------------   -------------------

INCOME BEFORE MINORITY INTERESTS                            1,633        2,773          2,035          (3,138)                3,303

        Minority interests in net income  of subsidiaries       -        1,704            (34)              -                 1,670
                                                          -------   ----------   ------------    ------------   -------------------

NET INCOME                                                  1,633        1,069          2,069          (3,138)                1,633

        Preferred stock dividends and accretion               553            -              -               -                   553
                                                          -------   ----------   ------------    ------------   -------------------

NET INCOME AVAILABLE FOR
        COMMON SHAREHOLDERS                               $ 1,080   $    1,069   $      2,069    $     (3,138)  $             1,080
                                                          =======   ==========   ============    ============   ===================

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 1997
(In thousands)
================================================================================

                                                                                                                    ICF Kaiser
                                                          Parent    Subsidiary   Non-Guarantor                  International, Inc.
                                                          Company   Guarantors   Subsidiaries    Eliminations      Consolidated
                                                          -------   ----------   -------------   ------------   -------------------
                                                                                          (Unaudited)
Net Cash Provided by (Used in) Operating Activities      $ 23,088   $   (8,234)  $     (12,749)  $         (6)  $            2,099
                                                         --------   ----------   -------------   ------------   ------------------

INVESTING ACTIVITIES
Sales of subsidiaries and subsidiary assets                     -        2,763          13,777              -               16,540
Purchases of fixed assets                                    (872)           -          (1,811)             -               (2,683)
Investments in subsidiaries and affiliates,
  net of cash acquired                                          -            -            (345)             -                 (345)
                                                         --------   ----------   -------------   ------------   ------------------
     Net Cash Provided by (Used) in Investing Activities     (872)       2,763          11,621              -               13,512
                                                         --------   ----------   -------------   ------------   ------------------

FINANCING ACTIVITIES
Borrowings under credit facility                           38,000            -               -              -               38,000
Principal payments on credit facility                     (53,000)           -               -              -              (53,000)
Distribution of income to minority interest                     -       (3,950)              -              -               (3,950)
Proceeds from issuances of common stock                       109            -               -              -                  109
Repurchases of common stock                                  (252)           -               -              -                 (252)
Debt issuance costs                                          (486)           -               -              -                 (486)
                                                         --------   ----------   -------------   ------------   ------------------
                Net Cash Used in Financing Activities     (15,629)      (3,950)              -              -              (19,579)
                                                         --------   ----------   -------------   ------------   ------------------
Effect of Exchange Rate Changes on Cash                         -            -            (438)             -                 (438)
                                                         --------   ----------   -------------   ------------   ------------------
Increase (Decrease) in Cash and Cash Equivalents            6,587       (9,421)         (1,566)            (6)              (4,406)
Cash and Cash Equivalents at Beginning of Period           (7,720)      11,974          13,001           (494)              16,761
                                                         --------   ----------   -------------   ------------   ------------------

Cash and Cash Equivalents at End of Period               $ (1,133)  $    2,553   $      11,435   $       (500)  $           12,355
                                                         ========   ==========   =============   ============   ==================

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 1996
(In thousands)
================================================================================

                                                                                                                 ICF Kaiser
                                                              Parent   Subsidiary  Non-Guarantor                 International, Inc.
                                                              Company  Guarantors  Subsidiaries    Eliminations  Consolidated
                                                              -------  ----------  -------------   ------------  -------------------
                                                                                           (Unaudited)
Net Cash Provided by (Used in) Operating Activities            $  (491)    $5,990       $ 4,633       $   (87)             $10,045
                                                               -------     ------       -------       -------              -------

INVESTING ACTIVITIES
Purchases of fixed assets                                       (1,366)       (84)       (1,639)            -               (3,089)
Investments in subsidiaries and affiliates,
  net of cash acquired                                               -          -          (725)            -                 (725)
Sale of fixed assets                                                 -          -            22             -                   22
                                                               -------     ------       -------       -------              -------
    Net Cash Used in Investing Activities                       (1,366)       (84)       (2,342)            -               (3,792)
                                                               -------     ------       -------       -------              -------

FINANCING ACTIVITIES
Borrowings under credit facility                                27,000          -             -             -               27,000
Principal payments on credit facility                          (32,000)         -             -             -              (32,000)
Distribution of income to minority interest                          -       (823)            -             -                 (823)
Proceeds from issuances of common stock                            213          -             -             -                  213
Preferred stock dividends                                       (1,478)         -             -             -               (1,478)
Debt issuance costs                                               (375)         -                           -                 (375)
Other financing activities                                           -          -           (46)            -                  (46)
                                                               -------     ------       -------       -------              -------
      Net Cash Used in Financing Activities                     (6,640)      (823)          (46)            -               (7,509)
                                                               -------     ------       -------       -------              -------
Effect of Exchange Rate Changes on Cash                              -          -            84             -                   84
                                                               -------     ------       -------       -------              -------
Increase (Decrease) in Cash and Cash Equivalents                (8,497)     5,083         2,329           (87)              (1,172)
Cash and Cash Equivalents at Beginning of Period                 4,128      1,015        12,578        (1,364)              16,357
                                                               -------     ------       -------       -------              -------

Cash and Cash Equivalents at End of Period                     $(4,369)    $6,098       $14,907       $(1,451)             $15,185
                                                               =======     ======       =======       =======              =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

ICF Kaiser International, Inc. and subsidiaries (the Company) provides engineering, construction, program management, and consulting services primarily to the public and private environmental, infrastructure, industrial, and energy markets domestically and internationally.

Financial Review
----------------

The Company's operating results by operating group for the six and three months ended June 30, 1997 and 1996 are as follows (in millions):

                                               Six Months Ended June 30,         Three Months Ended June 30,
                                               -------------------------         ---------------------------
                                                1997               1996           1997                 1996
                                               ------             ------         ------               ------
Federal programs                               $ 10.9             $ 17.9          $ 5.4                $ 8.2
Engineering and construction                     10.2                9.0            6.4                  5.3
Consulting                                        7.0                5.8            3.5                  3.2
                                               ------             ------         ------               ------
                                                 28.1               32.7           15.3                 16.7
Corporate costs                                 (14.1)             (16.6)          (7.9)                (8.1)
                                               ------             ------         ------               ------

Total operating income                         $ 14.0             $ 16.1          $ 7.4                $ 8.6
                                               ======             ======         ======               ======

Six Months Ended June 30, 1997 Versus Six Months Ended June 30, 1996

The decrease in income from federal programs primarily resulted from the termination of the Company's contract to perform services at the U.S. Department of Energy's (DOE) Hanford, Washington, Site (Hanford) in 1996. The Hanford contract had a $9.4 million decrease in income between the six-month periods. The only income under the Hanford contract during the six months ended June 30, 1997 was $1.1 million related to activities associated with the closeout of the Company's work at Hanford.

The Hanford decrease was offset partially by a $2.7 million increase in income from the Performance Based Integrating Management Contract at DOE's Rocky Flats Environmental Technology Site in Colorado (Rocky Flats) due to an increase in fees earned. The Rocky Flats contract was awarded in 1995 to Kaiser-Hill Company, LLC (Kaiser-Hill), a limited liability company owned equally by the Company and CH2M Hill Companies, Ltd. (CH2M Hill). Because Kaiser-Hill is a consolidated subsidiary of the Company, operating income includes the portion of income generated under the Rocky Flats contract attributable to CH2M Hill. CH2M

Hill's interest in Kaiser-Hill is reflected as a minority interest in subsidiaries in the Company's financial statements.

Engineering and construction operations experienced a $1.2 million improvement in income between the six-month periods primarily due to an increase in the volume of work, including a substantial increase in revenue from a mini-mill project for Nova Hut, a.s., an integrated steel maker based in the Ostrava region of the Czech Republic (see Business Outlook). Excluding the Nova Hut project, the increase in volume was offset by slightly lower margins in 1997.

Income from consulting operations increased by $1.2 million for the six months ended June 30, 1997 mainly due to a substantial increase in the utilization of labor which resulted in a reduction of indirect labor expenses and increased billable hours. The increase in utilization in 1997 was a direct result of an increase in the availability of work under both existing and new projects and a reduction in the total labor assigned to consulting operations. During the six months ended June 30, 1996, consulting operations were still experiencing some delays in both task-order assignments and funding of some of the Company's consulting contracts due to the federal government's operating under a continuing resolution from October 1995 through April 1996. Those delays contributed to reduced utilization of labor during the six months ended June 30, 1996, primarily in the first quarter.

Three Months Ended June 30, 1997 Versus Three Months Ended June 30, 1996

The decrease in income from federal programs was primarily due to a $4.7 million decrease in income from the Hanford contract, which was offset partially by a $1.6 million increase in income from the Rocky Flats contract. The $1.1 million increase in income from engineering and construction operations was primarily due to a significant increase from the Nova Hut project, offset by slightly lower margins on other work. The significant increase from the Nova Hut project was due to the Company's signing a contract in June 1997 for the next phase of the Nova Hut project (see Business Outlook); as a result, the Company recognized additional revenue in the quarter by combining the two Nova Hut contracts for profit recognition purposes. The $0.3 million increase in income from consulting operations was primarily due to the increase in utilization described above. As explained above, the increase in income from consulting operations was not as pronounced between the quarters ended June 30, 1997 and 1996.

Business Outlook
----------------

In March 1996, the Company signed a two-year, $102 million contract to provide engineering and construction services for the initial phase of the mini-mill project for Nova Hut. In June 1997, the Company signed a $160 million contract with Nova Hut for the next phase of the mini-mill project. Earnings associated with this contract for the next phase of work have been material to the Company's engineering and construction operations and are expected to be material in future periods.

In 1996, the Company initiated an operational efficiency and cost-savings program with the objective of minimizing the long-term impact associated with the termination of the Hanford contract (see below). Although engineering and construction operations reported a significant improvement in operating results between the six-month periods, those operations continue to produce results below management's requirements for the ongoing business. As a result, the Company is in the process of re-evaluating the amount and types of overhead costs incurred on engineering and construction operations. The objective of this re-evaluation is to enhance the Company's ability to achieve sufficient and sustainable levels of profitability in its engineering and construction lines of business. This evaluation is expected to result in actions during the third quarter to decrease overhead costs and strengthen the engineering and construction operations. These actions during the third quarter could include closing offices at remote locations, merging neighboring offices, and terminating under-utilized employees. The Company is also reviewing administrative costs; this review may result in additional terminations.

The Company's contract to perform services at Hanford was terminated by DOE on October 1, 1996. The impact on cash flows and earnings due to the loss of the Hanford contract has been material. The Company believes the impact will continue to be material in 1997 if replacement contracts, in addition to the Nova Hut contract, are not won or if the Company's continuing cost-savings programs (including the efforts for engineering and construction operations discussed above) are not successful. There can be no assurance, however, that the Company will be able to enter into new contracts or to achieve cost savings that will, in the aggregate, offset the effect of the loss of the Hanford contract.


RESULTS OF OPERATIONS

Revenue
-------

The Company's revenue by operating group for the six months ended June 30, 1997 and 1996 is as follows (in millions):

                                            Six Months Ended June 30,
                                    --------------------------------------
                                          1997                 1996
                                    ----------------     -----------------
                                    Gross    Service     Gross     Service
                                    ------   -------     ------    -------
Federal programs                    $294.0    $100.5     $478.7     $195.9
Engineering and construction         169.1      78.4      125.6       67.6
Consulting                            44.4      34.7       39.1       31.4
                                    ------    ------     ------     ------

  Total                             $507.5    $213.6     $643.4     $294.9
                                    ======    ======     ======     ======


Gross revenue represents services provided to customers with whom the Company has a primary contractual relationship. Included in gross revenue are costs of certain services subcontracted to third parties and other reimbursable direct project costs such as materials procured by the Company on behalf of its customers. Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies.

Operating profits (fees) generated by certain large government contracts, including the Rocky Flats and Hanford contracts, are based on performance and not revenue. A change in revenue between periods is not necessarily proportionate to the change in the fees earned.

Gross revenue for 1997 decreased $135.9 million, or 21.1%, to $507.5 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in gross revenue was primarily due to a $184.7 million decrease in gross revenue from federal programs which was attributable to the effective termination of the Hanford contract on October 1, 1996. The Hanford contract experienced a $186.4 million decrease in gross revenue from the comparable period in 1996.

The decrease in federal programs was offset partially by a $43.5 million increase in gross revenue from engineering and construction operations primarily due to a $23.9 million increase in gross revenue from the Nova Hut project and a $14.4 million increase in gross revenue from the Company's work on nitric acid plants in 1997. Consulting operations reported a $5.3 million increase in gross revenue as a result of an increase in the volume of work.

Service revenue decreased by $81.3 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The $95.4 million decrease in federal programs was due to an $80.0 million decrease in service revenue from the Hanford contract and a $19.5 million decrease in service revenue from the Rocky Flats contract. The decrease for the Rocky Flats contract was due to an increase in the use of subcontractors in 1997 hired to support a change in the type of work performed at the site. The increase in the use of subcontractors at Rocky Flats was offset partially by a decrease in direct labor and associated fringe benefits resulting from staff reductions during 1996. The decrease in service revenue from federal programs was offset partially by increases in service revenue from consulting and engineering and construction operations due to increases in volume of work described above.

Service revenue as a percentage of gross revenue decreased to 42.1% for the six months ended June 30, 1997 from 45.8% for the six months ended June 30, 1996 due to an increase in the use of subcontractors on the Rocky Flats contract. A significant portion of the gross revenue derived from the Rocky Flats contract includes the costs of services subcontracted to third parties.

Operating Expenses
------------------

Direct cost of services and overhead decreased $74.0 million between the six months ended June 30, 1997 and 1996 primarily due to the loss of the Hanford contract. The Hanford contract had $70.8 million of direct cost of services and overhead in 1996.

Administrative and general expense decreased $4.7 million, or 14.3%, between the six months ended June 30, 1997 and 1996. The decrease is primarily due to a reduction in labor costs and the Company's unsuccessful efforts in 1996 to re-new the Hanford contract.

Interest Expense, Preferred Stock Dividends and Accretion
---------------------------------------------------------

Interest expense increased $0.8 million between the six months ended June 30, 1997 and 1996 primarily due to the issuance of the Company's Series B Senior Notes. The increase in interest expense was offset by a $1.1 million decrease in preferred stock dividends and accretion resulting from the Company's repurchase of its redeemable preferred stock in December 1996.

Income Tax Expense
------------------

The Company's effective income tax rate decreased to 19.4% for the six months ended June 30, 1997, compared with 28.0% for the six months ended June 30, 1996. The income tax provision for both periods presented was computed by excluding the minority interest in Kaiser-Hill's income because Kaiser-Hill is a flow-through entity for tax purposes and is owned partially by an outside party.
This had the effect of decreasing the Company's effective tax rate for 1997 as compared to 1996 because the proportion of pretax income from Kaiser-Hill to the Company as a whole was greater in 1997 than 1996.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, cash and cash equivalents decreased $4.4 million to $12.4 million. Operating activities generated $2.1 million in cash, investing activities provided $13.5 million in cash, and financing activities used $19.6 million in cash.

Working Capital
----------------

The decrease in prepaid expenses and other current assets between June 30, 1997 and December 31, 1996 was due to the receipt in January 1997 of $16.5 million of cash proceeds from the December 1996 sale of an investment in entities that own and operate a pulverized coal injection facility (see below). The increase in contract receivables, net was due primarily to the timing of cash receipts from DOE on the Rocky Flats contract. The increase in accounts payable and subcontractors payable was due primarily to payments made to subcontractors on the Rocky Flats contract and an increase in accounts payable on the Nova Hut contract. The increase in deferred revenue was due primarily to advance billings and collections on the nitric acid projects.

In January 1997, the U.S. Environmental Protection Agency approved the Company's provisional billing rates for the year ended December 31, 1996, for the rate variances on cost-plus contracts with U.S. government agencies for costs incurred during that year. The Company received approximately $0.4 million on these billings during the six months ended June 30, 1997, and expects to collect in excess of $3.0 million in future periods. The Company also collected approximately $1.4 million in 1997 on billings for billing rate variances for previous periods.

Credit Facility
---------------

The Company's $40 million revolving credit facility is provided by a group of three banks and expires on December 31, 1998. The credit facility was amended in 1997 to modify certain financial ratios, to extend the termination date of the credit facility from June 30, 1998, to December 31, 1998, and to permit certain investments and acquisitions. In 1997, net payments on the credit facility were $15.0 million. As of June 30, 1997, the Company had $5.5 million in cash borrowings, $18.7 million of performance letters of credit outstanding, and $15.8 million of additional credit available under the credit facility.

Other Investing and Financing Activities
----------------------------------------

In December 1996, the Company sold the majority portion of its equity interest in entities that own and operate a pulverized coal injection facility, and certain related contractual rights, for $16.6 million. The buyer also has an option to purchase the remaining equity investment for $2.4 million in January 1998. The proceeds from the sale, net of $0.1 million held in escrow, were received in January 1997 and were reinvested in the Company's business. The $0.1 million initially held in escrow was received in July 1997. These entities' earnings and cash flows were material to the Company in 1996, and the absence of these entities' earnings and cash flows will have a material impact on the Company's future earnings and cash flows in 1997 if the Company's cost-savings and marketing programs are not successful.

Other significant uses of cash in investing and financing activities included distribution of income by Kaiser-Hill to a minority interest ($4.0 million) and purchases of fixed assets ($2.7 million).

Liquidity and Capital Resources Outlook
---------------------------------------

The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its current level of operations, including interest obligations, throughout the next 12 months. The Company currently is exploring options to expand its existing credit facility and provide additional capital for long-term objectives.

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

In addition to the cash requirements of the Company's daily operations, the Company has semiannual interest payments of $9.1 million due in June and December for the Series B Senior Notes and Senior Subordinated Notes. If the Company achieves and maintains a specified level of earnings, the semiannual interest requirement will be reduced to $8.4 million. The Company expects to meet its interest obligation with either operating cash flows or borrowings under its credit facility.

IMPACT OF NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share instead of primary and fully diluted earnings per share. Under the Company's existing equity structure as of June 30, 1997, the computation of basic and diluted earnings per share, as defined under SFAS No. 128, results in earnings per share that is substantially the same as primary and fully diluted earnings per share as presented in the accompanying financial statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Registrant until 1998.


                          Part II - Other Information

Item 1. Legal Proceedings

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2. Changes in Securities

        (a)  None
        (b)  None
        (c)  None

Item 3. Defaults Upon Senior Securities

        (a)  None
        (b)  None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on Friday, May 2, 1997, at the headquarters of the Company, 9300 Lee Highway, Fairfax, VA 22031. The only matters voted on were (a) the election of two management-nominee directors, each to three-year terms expiring at the 2000 Annual Meeting of Shareholders and (b) the approval of the appointment of Coopers & Lybrand as the Company's independent public accountants for the fiscal year ended December 31, 1997. The number of votes cast for, against, or withheld, as well as the number of abstention and broker nonvotes for each of the above-described matters are set forth below:

                                      Total            Total       Total           Total
                                      Votes            Votes For   Votes           Broker
Votes                                 For              (%)         Withheld (*)    Non-Votes
-----                              ----------          ---------   ------------    ---------

1.  Election of Directors
     Tony Coelho                   18,320,344            95.90%     783,978           0
     Marc Tipermas                 18,333,571            95.97%     770,751           0

                                      Total            Total       Total           Total            Total
                                      Votes            Votes For   Votes           Broker           Votes
                                      For              (%)         Against         Non-Votes        Abstain
                                   ----------          ---------   ------------    ---------        -------
2.  Approval of Independent
     Public Accountants            18,733,372            98.06%     279,989           0              90,961

(*) "Votes Withheld" means that the shareholder marked the box on his/her proxy card labeled "withheld." This vote total includes situations in which the shareholder wrote in the name of the individual director for whom he/she did not want to vote.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

        (a)    The exhibits filed as part of this report are listed below:


No. 10(a)(3)   Amendment No. 3 dated June 13, 1997, to the Credit Agreement dated May 6, 1996
No. 10(a)(4)   Amendment No. 4 dated June 19, 1997, to the Credit Agreement dated May 6, 1996
No. 10(ll)     Agreement dated as of May 19, 1997 with James O. Edwards,
               Chairman and Chief Executive Officer of the Registrant
No. 10(mm)     Agreement dated as of May 19, 1997 with Marc Tipermas, President and Chief Operating Officer of the Registrant
No. 10(nn)     Amended and Restated Employment Agreement dated as of July 1,
               1997 with Kenneth L. Campbell, Executive Vice President and Chief
               Financial Officer of the Registrant
No. 11         Computation of Primary and Fully Diluted Earnings Per Share
No. 27         Financial Data Schedule

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

                                   ICF KAISER INTERNATIONAL, INC.
                                    (Registrant)



Date:  August 14, 1997             /s/ Kenneth L. Campbell
                                   -------------------------------
                                       Kenneth L. Campbell
                                       Executive Vice President,
                                       and Chief Financial Officer
                                       (Duly authorized officer and
                                       principal financial officer)