Form 10-Q
period 1997-09-30
ICF KAISER INTERNATIONAL INC
filed 1997-11-14
CIK 856200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997   Commission File No. 1-12248

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

  On October 31, 1997, there were 22,475,904 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

                         ICF KAISER INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q



                                                                Page
Part I - Financial Information

Item 1. Financial Statements:

        Consolidated Balance Sheets -
        September 30, 1997 and December 31, 1996...............     3

        Consolidated Statements of Operations -
        Nine Months Ended September 30, 1997 and 1996..........     4

        Consolidated Statements of Operations -
        Three Months Ended September 30, 1997 and 1996.........     5

        Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1997 and 1996..........     6

        Notes to Consolidated Financial Statements.............  7-17

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................... 18-24

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk............................................    24


Part II - Other Information

Item 1. Legal Proceedings......................................    24

Item 2. Changes in Securities..................................    24

Item 3. Defaults Upon Senior Securities........................    24

Item 4. Submission of Matters to a Vote of Security Holders....    25

Item 5. Other Information......................................    25

Item 6. Exhibits and Reports on Form 8-K.......................    25


ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

-------------------------------------------------------------------------------------
                                                         SEPTEMBER 30,   DECEMBER 31,
                                                            1997            1996
-------------------------------------------------------------------------------------
                                                         (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                                $ 13,929        $ 16,761
 Contract receivables, net                                 299,351         223,278
 Prepaid expenses and other current assets                   8,521          27,096
 Deferred income taxes                                      11,691           9,739
                                                          --------        --------
         Total Current Assets                              333,492         276,874
                                                          --------        --------

Fixed Assets
 Furniture, equipment, and leasehold improvements           51,063          48,410
 Less depreciation and amortization                        (39,010)        (37,208)
                                                          --------        --------
                                                            12,053          11,202
                                                          --------        --------

Other Assets
 Goodwill, net                                              47,916          49,699
 Investments in and advances to affiliates                   6,963           6,443
 Due from officers and employees                               653             716
 Other                                                      20,680          21,039
                                                          --------        --------
                                                            76,212          77,897
                                                          --------        --------

                                                          $421,757        $365,973
                                                          ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current portion of long-term debt                        $     19        $     43
 Accounts payable and subcontractors payable               155,964          73,320
 Accrued salaries and employee benefits                     43,240          45,779
 Accrued interest                                            4,587              47
 Other accrued expenses                                          -          15,838
 Income taxes payable                                          409             852
 Deferred revenue                                           29,025          21,829
 Other                                                       7,238           5,268
                                                          --------        --------
         Total Current Liabilities                         240,482         162,976
                                                          --------        --------

Long-term Liabilities
 Long-term debt, less current portion                      138,880         156,519
 Other                                                       4,905           5,432
                                                          --------        --------
                                                           143,785         161,951
                                                          --------        --------

Commitments and Contingencies

Minority Interests in Subsidiaries                           3,516           6,154

Common Stock, par value $.01 per share:
 Authorized-90,000,000 shares
 Issued and outstanding- 22,466,572 and 22,311,842 shares      225             223
Additional Paid-in Capital                                  67,108          66,983
Notes Receivable Related to Common Stock                    (1,732)         (1,732)
Retained Earnings (Deficit)                                (29,068)        (29,238)
Cumulative Translation Adjustment                           (2,559)         (1,344)
                                                          --------        --------

                                                          $421,757        $365,973
                                                          ========        ========
-------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


------------------------------------------------------------------------------------
                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                          1997             1996
------------------------------------------------------------------------------------
                                                              (Unaudited)
GROSS REVENUE                                            $ 839,716      $1,023,410
     Subcontract and direct material costs                (511,606)       (592,295)
     Equity in income of joint ventures
       and affiliated companies                              1,552           2,532
                                                         ---------      ----------
SERVICE REVENUE                                            329,662         433,647

OPERATING EXPENSES
     Direct cost of services and overhead                  258,108         354,658
     Administrative and general                             43,176          49,979
     Depreciation and amortization                           7,197           7,840
                                                         ---------      ----------
OPERATING INCOME                                            21,181          21,170

OTHER INCOME (EXPENSE)
     Interest and investment income                          1,340             944
     Interest expense                                      (13,397)        (12,829)
                                                         ---------      ----------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS            9,124           9,285
     Income tax provision                                    1,642             840
                                                         ---------      ----------
INCOME BEFORE MINORITY INTERESTS                             7,482           8,445
     Minority interests in net income of subsidiaries        7,312           4,725
                                                         ---------      ----------
NET INCOME                                                     170           3,720
     Preferred stock dividends and accretion                     -           1,631
                                                         ---------      ----------
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS             $     170      $    2,089
                                                         =========      ==========
NET INCOME PER COMMON SHARE:
     PRIMARY                                             $    0.01      $     0.10
                                                         =========      ==========
     FULLY DILUTED                                       $    0.01      $     0.10
                                                         =========      ==========
COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING:
     PRIMARY                                                22,431          21,955
                                                         =========      ==========
     FULLY DILUTED                                          22,511          21,955
                                                         =========      ==========
----------------------------------------------------- --------------- -------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


-----------------------------------------------------------------------------------------------
                                                               Three Months Ended September 30,
                                                               --------------------------------
                                                                  1997                 1996
-----------------------------------------------------------------------------------------------
                                                                          (Unaudited)
GROSS REVENUE                                                    $ 332,173           $ 379,971
     Subcontract and direct material costs                        (216,788)           (241,579)
     Equity in income of joint ventures
       and affiliated companies                                        718                 388
                                                                  --------           ---------
SERVICE REVENUE                                                    116,103             138,780

OPERATING EXPENSES
     Direct cost of services and overhead                           91,131             113,695
     Administrative and general                                     15,323              17,464
     Depreciation and amortization                                   2,455               2,534
                                                                  --------           ---------
OPERATING INCOME                                                     7,194               5,087

OTHER INCOME (EXPENSE)
     Interest and investment income                                    324                 521
     Interest expense                                               (4,240)             (4,518)
                                                                  --------           ---------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                    3,278               1,090
     Income tax provision                                              508              (1,455)
                                                                  --------           ---------
INCOME BEFORE MINORITY INTERESTS                                     2,770               2,545
     Minority interests in net income of subsidiaries                2,650               1,782
                                                                  --------           ---------
NET INCOME                                                             120                 763
     Preferred stock dividends and accretion                             -                 539
                                                                  --------           ---------
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                      $    120           $     224
                                                                  ========           =========
NET INCOME PER COMMON SHARE:
     PRIMARY                                                      $   0.01           $    0.01
                                                                  ========           =========
     FULLY DILUTED                                                $   0.01           $    0.01
                                                                  ========           =========
COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING:
     PRIMARY                                                        22,502              22,227
                                                                  ========           =========
     FULLY DILUTED                                                  22,594              22,227
                                                                  ========           =========

-----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                      1997              1996
-------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
OPERATING ACTIVITIES
Net income                                                          $    170          $  3,720
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                        7,197             7,840
  Provision for losses on contract receivables                         1,345             1,255
  Provision for deferred income taxes                                 (1,952)             (386)
  Earnings less than (in excess of) cash distributions from
   joint ventures and affiliated companies                              (135)             (282)
  Minority interests in net income of subsidiaries                     7,312             4,725
  Unusual items, net                                                       -             1,498
  Changes in operating assets and liabilities,
     net of acquisitions and dispositions:
     Contract receivables, net                                       (77,418)           (7,379)
     Prepaid expenses and other current assets                         2,035             2,139
     Other assets                                                     (2,312)           (1,293)
     Accounts payable and accrued expenses                            69,306            (4,698)
     Income taxes payable                                               (443)             (402)
     Deferred revenue                                                  7,196               546
     Other liabilities                                                 2,280            (1,510)
  Other operating activities                                             (93)              156
                                                                    --------          --------
     Net Cash Provided by Operating Activities                        14,488             5,929
                                                                    --------          --------

INVESTING ACTIVITIES
Sales of subsidiary and subsidiary assets                             16,540                 -
Sale of fixed assets                                                       -                22
Purchases of fixed assets                                             (3,118)           (4,905)
Investments in subsidiaries and affiliates, net of cash acquired        (441)           (1,241)
                                                                    --------          --------
     Net Cash Provided by (Used in) Investing Activities              12,981            (6,124)
                                                                    --------          --------

FINANCING ACTIVITIES
Borrowings under credit facility                                      69,000            65,000
Principal payments on credit facility and other borrowings           (87,500)          (57,000)
Distribution of income to minority interest                           (9,950)             (823)
Proceeds from issuances of common stock                                  165               313
Repurchases of common stock                                             (252)                -
Preferred stock dividends                                                  -            (1,965)
Debt issuance costs                                                     (549)             (449)
Other financing activities                                                 -              (293)
                                                                    --------          --------
     Net Cash Provided by (Used in) Financing Activities             (29,086)            4,783
                                                                    --------          --------
Effect of Exchange Rate Changes on Cash                               (1,215)               77
                                                                    --------          --------
Increase (Decrease) in Cash and Cash Equivalents                      (2,832)            4,665
Cash and Cash Equivalents at Beginning of Period                      16,761            16,357
                                                                    --------          --------
Cash and Cash Equivalents at End of Period                          $ 13,929          $ 21,022
                                                                    ========          ========

SUPPLEMENTAL INFORMATION
Cash payments for interest                                          $  9,791          $ 16,182
Cash payments for income taxes                                      $    445          $    945

NON-CASH TRANSACTIONS:
Issuance of common stock pursuant to agreements with employees      $    287          $    500
Reacquisition of common stock                                       $    227          $      -
Issuance of common stock in connection with an acquisition          $      -          $  1,600

-------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC.  AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Presentation

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (the Company), except for the December 31, 1996 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996 and the information included in the Company's Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the September 30, 1997 financial statements.

2. Net Income Per Common Share

Net income per common share was computed under the treasury stock method for the nine and three months ended September 30, 1997 and the modified treasury stock method for the nine and three months ended September 30, 1996, using net income available for common shareholders and the weighted average number of common stock and common stock equivalents outstanding during the periods. Common stock equivalents include stock options and warrants and additional shares which will be or may be issued in connection with acquisitions.

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

The Company may from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal acquisition regulations. The Company currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges presently are known to have been filed against the Company by these agencies. Management does not believe that there will be any material adverse effect on the Company's financial position, results of operations, or cash flows as a result of these investigations.

The Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal acquisition regulations. The Company is actively working with the government to resolve these issues. The Company has provided for its estimate of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Many of the issues, however, have not been quantified by the government or the Company, and others are qualitative in nature, and their potential financial impact, if any, is not quantifiable by the government or the Company at this time. The Company's provision will be reviewed periodically as discussions with the government progress.

4. Long-term Debt

The Company's $40 million revolving credit facility is provided by a group of three banks and expires on December 31, 1998. The credit facility was amended during the first six months of 1997 to modify certain financial ratios, to extend the termination date of the credit facility from June 30, 1998, to December 31, 1998, and to permit certain investments and acquisitions. The Company currently is negotiating to amend and restate the credit facility [New Credit Facility] to increase the capacity from $40 million to $60 million, to add two new participating banks, to extend the termination date from December 31, 1998 to the year 2000, and to modify certain financial ratios required to be maintained. The credit facility and the New Credit Facility will continue to be guaranteed by certain subsidiaries (Guarantors), and the banks will continue to have a security interest in substantially all accounts receivable and certain other assets and a pledge of the stock of certain subsidiaries. The New Credit Facility will continue the limitations on the payments of cash dividends on common stock, the prohibitions on the issuance of certain types of indebtedness, and the limitations on certain investments and acquisitions. The Company expects to close on the New Credit Facility in the fourth quarter.

5.  Guarantor Subsidiaries

Four wholly owned subsidiaries of ICF Kaiser International, Inc. (Subsidiary Guarantors) unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Subordinated Notes and the Series B Senior Notes. The Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc.; ICF Kaiser Government Programs, Inc.; PCI Operating Company, Inc.; and Systems Applications International, Inc. New Guarantors of the New Credit Facility will be added as New Subsidiary Guarantors effective in the fourth quarter, and the condensed consolidating financial information for the existing Subsidiary Guarantors and the New Subsidiary Guarantors will be presented in the Company's Annual Report to the SEC on Form 10-K for the year ending December 31, 1997.

Presented below is condensed consolidating financial information for ICF Kaiser International, Inc. (Parent Company), the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries, some of whom will become New Subsidiary Guarantors once the Company closes on the New Credit Facility. The information, except for the December 31, 1996 condensed consolidating balance sheet, is unaudited.

Investments in subsidiaries have been presented using the equity method of accounting. In the Company's opinion, separate financial statements for the Subsidiary Guarantors would not provide additional information that is material to investors. Therefore, the Subsidiary Guarantors are combined in the presentation below.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 1997
(In thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                          ICF Kaiser
                                                   Parent    Subsidiary   Non-Guarantor                International, Inc.
                                                  Company    Guarantors   Subsidiaries   Eliminations    Consolidated
                                                 ---------   ----------   -------------  ------------  -------------------
                                                                           (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                        $ (4,278)   $  4,741     $  13,466       $       -        $ 13,929
 Contract receivables, net                          (1,585)    139,737       161,199               -         299,351
 Intercompany receivables, net                      92,354       9,276      (101,630)              -               -
 Prepaid expenses and other current assets           6,970          22         1,529               -           8,521
 Deferred income taxes                              11,553           -           138               -          11,691
                                                  --------    --------     ---------       ---------        --------

   Total Current Assets                            105,014     153,776        74,702               -         333,492
                                                  --------    --------     ---------       ---------        --------
Fixed Assets
 Furniture, equipment, and leasehold improvements    9,618       2,204        39,241               -          51,063
 Less depreciation and amortization                 (5,050)     (2,107)      (31,853)              -         (39,010)
                                                  --------    --------     ---------       ---------        --------

                                                     4,568          97         7,388               -          12,053
                                                  --------    --------     ---------       ---------        --------
Other Assets
 Goodwill, net                                          -            -        47,916               -          47,916
 Other                                              91,717       2,009        22,662         (88,092)         28,296
                                                  --------    --------     ---------       ---------        --------

                                                    91,717       2,009        70,578         (88,092)         76,212
                                                  --------    --------     ---------       ---------        --------

                                                  $201,299    $155,882     $ 152,668       $ (88,092)       $421,757
                                                  ========    ========     =========       =========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current portion of long-term debt                $      -    $      -     $      19       $       -        $     19
 Accounts payable and subcontractors payable        16,154     112,718        27,092               -         155,964
 Accrued salaries and employee benefits             (4,071)     22,330        24,981               -          43,240
 Other                                              11,538         452        29,269               -          41,259
                                                  --------    --------     ---------       ---------        --------

   Total Current Liabilities                        23,621     135,500        81,361               -         240,482
                                                  --------    --------     ---------       ---------        --------
Long-term Liabilities
 Long-term debt, less current portion              138,880           -             -               -         138,880
 Other                                               2,659          34         2,212               -           4,905
                                                  --------    --------     ---------       ---------        --------

                                                   141,539          34         2,212               -         143,785
                                                  --------    --------     ---------       ---------        --------

Minority Interests in Subsidiaries                       -       3,516             -               -           3,516

Common Stock                                           217         108           166            (266)            225
Additional Paid-in Capital                          66,881         224        61,119         (61,116)         67,108
Retained Earnings (Deficit)                        (29,227)     16,500        10,369         (26,710)        (29,068)
Other Equity                                        (1,732)          -        (2,559)              -          (4,291)
                                                  --------    --------     ---------       ---------        --------

                                                  $201,299    $155,882     $ 152,668       $ (88,092)       $421,757
                                                  ========    ========     =========       =========        ========

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 1996
(In thousands)


----------------------------------------------------------------------------------------------------------------------------
                                                                                                           ICF Kaiser
                                                     Parent    Subsidiary   Non-Guarantor               International, Inc.
                                                    Company    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   --------    ----------   -------------  ------------ -------------------
                                                                             (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                        $ (7,720)      $11,974     $ 13,001     $   (494)         $ 16,761
 Contract receivables, net                             183        78,585      144,510            -           223,278
 Intercompany receivables, net                     155,653        (2,543)    (153,110)           -                 -
 Prepaid expenses and other current assets           4,509           187       22,731         (331)           27,096
 Deferred income taxes                              12,504             -       (2,765)           -             9,739
                                                  --------       -------     --------     --------          --------

   Total Current Assets                            165,129        88,203       24,367         (825)          276,874
                                                  --------       -------     --------     --------          --------

Fixed Assets
 Furniture, equipment, and leasehold improvements    7,243         2,198       38,969            -            48,410
 Less depreciation and amortization                 (3,430)       (2,079)     (31,699)           -           (37,208)
                                                  --------       -------     --------     --------          --------

                                                     3,813           119        7,270            -            11,202
                                                  --------       -------     --------     --------          --------

Other Assets
 Goodwill, net                                           -             -       49,699            -            49,699
 Other                                              58,494         2,602       21,774      (54,672)           28,198
                                                  --------       -------     --------     --------          --------

                                                    58,494         2,602       71,473      (54,672)           77,897
                                                  --------       -------     --------     --------          --------

                                                  $227,436       $90,924     $103,110     $(55,497)         $365,973
                                                  ========       =======     ========     ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current portion of long-term debt                $      -       $     -     $     43     $      -          $     43
 Accounts payable and subcontractors payable        16,467       $53,612       19,079            -            89,158
 Accrued salaries and employee benefits             10,242        22,498       13,039            -            45,779
 Other                                               4,454           447       23,126          (31)           27,996
                                                  --------       -------     --------     --------          --------

   Total Current Liabilities                        31,163        76,557       55,287          (31)          162,976
                                                  --------       -------     --------     --------          --------

Long-term Liabilities
 Long-term debt, less current portion              157,306             -            -         (787)          156,519
 Other                                               2,731             -        2,701            -             5,432
                                                  --------       -------     --------     --------          --------

                                                   160,037             -        2,701         (787)          161,951
                                                  --------       -------     --------     --------          --------

Minority Interests in Subsidiaries                       -         6,154            -            -             6,154

Common Stock                                           223           108          167         (275)              223
Additional Paid-in Capital                          66,983           224       44,619      (44,843)           66,983
Retained Earnings (Deficit)                        (29,238)        7,881        1,680       (9,561)          (29,238)
Other Equity                                        (1,732)            -       (1,344)           -            (3,076)
                                                  --------       -------     --------     --------          --------

                                                  $227,436       $90,924     $103,110     $(55,497)         $365,973
                                                  ========       =======     ========     ========          ========


ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 1997
(In thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                              ICF Kaiser
                                                         Parent    Subsidiary  Non-Guarantor               International, Inc.
                                                         Company   Guarantors  Subsidiaries  Eliminations     Consolidated
                                                         -------   ----------  ------------  ------------  --------------------
                                                                                (Unaudited)
GROSS REVENUE                                            $   475   $ 467,034   $   372,207     $       -       $ 839,716

 Subcontract and direct material costs                      (441)   (336,125)     (175,040)            -        (511,606)
 Equity in income of joint ventures and
   affiliated companies and subsidiaries                  20,759           -         1,715       (20,922)          1,552
                                                         -------   ---------   -----------     ---------       ---------

SERVICE REVENUE                                           20,793     130,909       198,882       (20,922)        329,662

OPERATING EXPENSES
 Operating expenses                                       17,404     114,926       168,954             -         301,284
 Depreciation and amortization                             1,738         475         4,984             -           7,197
                                                         -------   ---------   -----------     ---------       ---------

OPERATING INCOME                                           1,651      15,508        24,944       (20,922)         21,181

OTHER INCOME (EXPENSE)
 Interest and investment income                              459         489           449           (57)          1,340
 Interest expense                                        (13,340)        (65)          (44)           52         (13,397)
                                                         -------   ---------   -----------     ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTERESTS                                      (11,230)     15,932        25,349       (20,927)          9,124

 Income tax provision (benefit)                          (11,400)      3,362         9,680             -           1,642
                                                         -------   ---------   -----------     ---------       ---------

INCOME BEFORE MINORITY INTERESTS                             170      12,570        15,669       (20,927)          7,482

 Minority interests in net income of subsidiaries              -       7,312             -             -           7,312
                                                         -------   ---------   -----------     ---------       ---------
NET INCOME AVAILABLE FOR
 COMMON SHAREHOLDERS                                     $   170   $   5,258   $    15,669     $ (20,927)      $     170
                                                         =======   =========   ===========     =========       =========


ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 1997
(In thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                              ICF Kaiser
                                                         Parent    Subsidiary  Non-Guarantor               International, Inc.
                                                         Company   Guarantors  Subsidiaries  Eliminations     Consolidated
                                                         -------   ----------  ------------- ------------  --------------------
                                                                                (Unaudited)
GROSS REVENUE                                            $1,165    $ 442,478    $  579,767    $        -        $ 1,023,410

 Subcontract and direct material costs                     (524)    (302,444)     (289,327)            -           (592,295)
 Equity in income of joint ventures and
   affiliated companies and subsidiaries                  8,959            -         2,895        (9,322)             2,532
                                                         ------    ---------    ----------    ----------        -----------

SERVICE REVENUE                                           9,600      140,034       293,335        (9,322)           433,647

OPERATING EXPENSES
 Operating expenses                                      (4,771)     130,515       278,896            (3)           404,637
 Depreciation and amortization                            1,638          904         5,298             -              7,840
                                                         ------    ---------    ----------    ----------        -----------

OPERATING INCOME                                         12,733        8,615         9,141        (9,319)            21,170

OTHER INCOME (EXPENSE)
 Interest and investment income                             223          286           675          (240)               944
 Interest expense                                       (12,832)        (129)          (54)          186            (12,829)
                                                         ------    ---------    ----------    ----------        -----------
INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS                                         124        8,772         9,762        (9,373)             9,285

 Income tax provision (benefit)                          (3,596)       1,578         2,858             -                840
                                                         ------    ---------    ----------    ----------        -----------

INCOME BEFORE MINORITY INTERESTS                          3,720        7,194         6,904        (9,373)             8,445

 Minority interests in net income of subsidiaries             -        4,725             -             -              4,725
                                                         ------    ---------    ----------    ----------        -----------

NET INCOME                                                3,720        2,469         6,904        (9,373)             3,720

 Preferred stock dividends and accretion                  1,631            -             -             -              1,631
                                                         ------    ---------    ----------    ----------        -----------
NET INCOME AVAILABLE FOR
 COMMON SHAREHOLDERS                                     $2,089    $   2,469    $    6,904    $   (9,373)       $     2,089
                                                         ======    =========    ==========    ==========        ===========

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 1997
(In thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                              ICF Kaiser
                                                         Parent    Subsidiary  Non-Guarantor               International, Inc.
                                                         Company   Guarantors  Subsidiaries  Eliminations     Consolidated
                                                         -------   ----------  ------------  ------------  -------------------
                                                                                (Unaudited)
GROSS REVENUE                                            $   252    $ 195,190      $136,731    $        -       $   332,173

 Subcontract and direct material costs                      (140)    (147,277)      (69,371)            -          (216,788)
 Equity in income of joint ventures and
   affiliated companies and subsidiaries                   7,781            -           954        (8,017)              718
                                                         -------    ---------     ---------    ----------      ------------

SERVICE REVENUE                                            7,893       47,913        68,314        (8,017)          116,103

OPERATING EXPENSES
 Operating expenses                                        6,222       41,967        58,265             -           106,454
 Depreciation and amortization                               595          105         1,755             -             2,455
                                                         -------    ---------     ---------    ----------      ------------

OPERATING INCOME (LOSS)                                    1,076        5,841         8,294        (8,017)            7,194

OTHER INCOME (EXPENSE)
 Interest income                                              60          142           133           (11)              324
 Interest expense                                         (4,197)         (41)          (13)           11            (4,240)
                                                         -------    ---------     ---------    ----------      ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTERESTS                                       (3,061)       5,942         8,414        (8,017)            3,278

 Income tax provision (benefit)                           (3,181)       1,284         2,405             -               508
                                                         -------    ---------     ---------    ----------      ------------

INCOME BEFORE MINORITY INTERESTS                             120        4,658         6,009        (8,017)            2,770

 Minority interests in net income of subsidiaries              -        2,650             -             -             2,650
                                                         -------    ---------     ---------    ----------      ------------
NET INCOME AVAILABLE FOR
 COMMON SHAREHOLDERS                                     $   120    $   2,008     $   6,009    $  ( 8,017)     $        120
                                                         =======    =========     =========    ==========      ============

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 1996
(In thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                         ICF Kaiser
                                                      Parent    Subsidiary  Non-Guarantor              International, Inc.
                                                      Company   Guarantors  Subsidiaries  Eliminations   Consolidated
                                                      -------   ----------  ------------- ------------ -------------------
                                                                             (Unaudited)
GROSS REVENUE                                         $   (27)  $  176,079  $     203,919 $          -      $  379,971

 Subcontract and direct material costs                   (161)    (134,234)      (107,184)           -        (241,579)
 Equity in income of joint ventures and
   affiliated companies and subsidiaries                3,446            -            490       (3,548)            388
                                                      -------   ----------  ------------- ------------      ----------

SERVICE REVENUE                                         3,258       41,845         97,225       (3,548)        138,780

OPERATING EXPENSES
 Operating expenses                                      (726)      38,652         93,233            -         131,159
 Depreciation and amortization                            523          319          1,692            -           2,534
                                                      -------   ----------  ------------- ------------      ----------

OPERATING INCOME                                        3,461        2,874          2,300       (3,548)          5,087

OTHER INCOME (EXPENSE)
 Interest income                                           78          146            402         (105)            521
 Interest expense                                      (4,564)         (28)           (16)          90          (4,518)
                                                      -------   ----------  ------------- ------------      ----------
INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS                                    (1,025)       2,992          2,686       (3,563)          1,090
 Income tax provision (benefit)                        (1,788)         509           (176)           -          (1,455)
                                                      -------   ----------  ------------- ------------      ----------

INCOME BEFORE MINORITY INTERESTS                          763        2,483          2,862       (3,563)          2,545

 Minority interests in net income of subsidiaries           -        1,687             95            -           1,782
                                                      -------   ----------  ------------- ------------      ----------
NET INCOME                                                763          796          2,767       (3,563)            763

 Preferred stock dividends and accretion                  539            -              -            -             539
                                                      -------   ----------  ------------- ------------      ----------
NET INCOME AVAILABLE FOR
 COMMON SHAREHOLDERS                                  $   224   $      796  $       2,767 $     (3,563)     $      224
                                                      =======   ==========  ============= ============      ==========

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 1997
(In thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                             ICF Kaiser
                                                         Parent   Subsidiary  Non-Guarantor               International, Inc.
                                                         Company  Guarantors   Subsidiaries  Eliminations    Consolidated
                                                        --------  ----------  -------------  ------------ -------------------
                                                                                (Unaudited)
Net Cash Provided by (Used in) Operating Activities     $ 23,539  $      (40) $      (9,505) $        494     $     14,488
                                                        --------  ----------  -------------  ------------     ------------
INVESTING ACTIVITIES
Sales of subsidiaries and subsidiary assets                    -       2,763         13,777             -           16,540
Purchases of fixed assets                                   (961)         (6)        (2,151)            -           (3,118)
Investments in subsidiaries and affiliates,
 net of cash acquired                                          -           -           (441)            -             (441)
Sale of fixed assets                                           -           -              -             -                -
                                                        --------  ----------  -------------  ------------     ------------
  Net Cash Used in Investing Activities                     (961)      2,757         11,185             -           12,981
                                                        --------  ----------  -------------  ------------     ------------
FINANCING ACTIVITIES
Borrowings under credit facility                          69,000           -              -             -           69,000
Principal payments on credit facility                    (87,500)          -              -             -          (87,500)
Distribution of income to minority interest                    -      (9,950)             -             -           (9,950)
Proceeds from issuances of common stock                      165           -              -             -              165
Repurchases of common stock                                 (252)          -              -             -             (252)
Preferred stock dividends                                      -           -              -             -                -
Debt issuance costs                                         (549)          -              -             -             (549)
                                                        --------  ----------  -------------  ------------     ------------
  Net Cash Used in Financing Activities                  (19,136)     (9,950)             -             -          (29,086)
                                                        --------  ----------  -------------  ------------     ------------
Effect of Exchange Rate Changes on Cash                        -           -         (1,215)            -           (1,215)
                                                        --------  ----------  -------------  ------------     ------------
Increase (Decrease) in Cash and Cash Equivalents           3,442      (7,233)           465           494           (2,832)
Cash and Cash Equivalents at Beginning of Period          (7,720)     11,974         13,001          (494)          16,761
                                                        --------  ----------  -------------  ------------     ------------
Cash and Cash Equivalents at End of Period              $ (4,278) $    4,741  $      13,466 $           -     $     13,929
                                                        ========  ==========  ============= =============     ============

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 1996
(In thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                              ICF Kaiser
                                                        Parent    Subsidiary   Non-Guarantor               International, Inc.
                                                       Company    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                      --------    ----------   -------------  ------------ -------------------
                                                                                (Unaudited)
Net Cash Provided by (Used in) Operating Activities   $(7,858)      $8,217        $ 5,675     $   (105)         $  5,929
                                                      -------       ------        -------      -------           -------

INVESTING ACTIVITIES
Purchases of fixed assets                              (2,496)        (137)        (2,272)           -            (4,905)
Investments in subsidiaries and affiliates,
 net of cash acquired                                       -            -         (1,241)           -            (1,241)
Sale of fixed assets                                        -            -             22            -                22
                                                      -------       ------        -------      -------           -------
  Net Cash Used in Investing Activities                (2,496)        (137)        (3,491)           -            (6,124)
                                                      -------       ------        -------      -------           -------

FINANCING ACTIVITIES
Borrowings under credit facility                       65,000            -              -            -            65,000
Principal payments on credit facility                 (57,000)           -              -            -           (57,000)
Distribution of income to minority interest                 -         (823)             -            -              (823)
Proceeds from issuances of common stock                   313            -              -            -               313
Preferred stock dividends                              (1,965)           -              -            -            (1,965)
Debt issuance costs                                      (449)           -                           -              (449)
Other financing activities                                  -            -           (293)           -              (293)
                                                      -------       ------        -------      -------           -------
  Net Cash Used in Financing Activities                 5,899         (823)          (293)           -             4,783
                                                      -------       ------        -------      -------           -------
Effect of Exchange Rate Changes on Cash                     -            -             77            -                77
                                                      -------       ------        -------      -------           -------
Increase (Decrease) in Cash and Cash Equivalents       (4,455)       7,257          1,968         (105)            4,665
Cash and Cash Equivalents at Beginning of Period        4,128        1,015         12,578       (1,364)           16,357
                                                      -------       ------        -------      -------           -------
Cash and Cash Equivalents at End of Period            $  (327)      $8,272        $14,546      $(1,469)          $21,022
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

Financial Review
----------------

The Company's operating results by operating group for the nine and three months ended September 30, 1997 and 1996 are as follows (in millions):

                                 Nine Months Ended  Three Months Ended
                                   September 30,       September 30,
                                 -------  --------  --------  --------
                                   1997     1996       1997     1996
                                 -------  --------  --------  --------
Federal programs                 $  17.6  $   24.5  $    6.7  $    6.7
Engineering and construction        15.2      10.9       5.0       3.2
Consulting                          10.7       9.7       3.7       4.5
                                 -------  --------  --------  --------
                                    43.5      45.1      15.4      14.4
Corporate costs                    (22.3)    (23.9)     (8.2)     (9.3)
                                 -------  --------  --------  --------

   Total operating income        $  21.2  $   21.2  $    7.2  $    5.1
                                 =======  ========  ========  ========

Nine Months Ended September 30, 1997 Versus Nine Months Ended September 30, 1996

The decrease in income from federal programs primarily resulted from the effective termination of the Company's contract to perform services at the U.S. Department of Energy's (DOE) Hanford, Washington, Site (Hanford) in 1996 (see below). The Hanford contract had a $12.1 million decrease in income between the nine-month periods. The only income under the Hanford contract during the nine months ended September 30, 1997 was $1.2 million related to activities associated with the final phase of the Company's work at Hanford.

The Hanford decrease was offset partially by a $4.8 million increase in income from the Performance Based Integrating Management Contract at DOE's Rocky Flats Environmental Technology Site in Colorado (Rocky Flats) due to an increase in fees earned. The Rocky Flats contract was awarded in 1995 to Kaiser-Hill Company, LLC (Kaiser-Hill), a limited liability company owned equally by the Company and CH2M Hill Companies, Ltd. (CH2M Hill). Because Kaiser-Hill is a consolidated subsidiary of the Company, operating income includes the portion of income generated under the Rocky Flats contract attributable to CH2M Hill. CH2M Hill's interest in Kaiser-Hill is reflected as a minority interest in subsidiaries in the Company's financial statements.

Engineering and construction operations experienced a $4.3 million improvement in income between the nine-month periods primarily due to an increase in the volume of work, including a substantial increase in revenue from a mini-mill project for Nova Hut, a.s., an integrated steel maker based in the Ostrava region of the Czech Republic (see Business Outlook). Excluding the Nova Hut project, the increase in volume was offset by slightly lower margins in 1997.

Income from consulting operations increased by $1.0 million for the nine months ended September 30, 1997 mainly due to an increase in the utilization of labor which resulted in a reduction of indirect labor expenses and increased billable hours. The increase in utilization in early 1997 was a direct result of an increase in the availability of work under both existing and new projects and a reduction in the total labor assigned to consulting operations. During the first two quarters of the nine months ended September 30, 1996, consulting operations were still experiencing some delays in both task-order assignments and funding of some of the Company's consulting contracts due to the federal government's operating under a continuing resolution from October 1995 through April 1996. As discussed below, the three months ended September 30, 1996, included $2.3 million of additional revenue due to an acceleration in the federal government cost approval process for 1996.

Three Months Ended September 30, 1997 Versus Three Months Ended September 30,
1996

Income from federal programs remained unchanged for the three months ended September 30, 1997 as compared to the same period in 1996. The $3.6 million decrease in income from the Hanford contract, was offset, in part, by a $2.0 million increase in income from the Rocky Flats contract and a $1.6 million increase in other projects. Income from engineering and construction operations increased by $1.8 million primarily due to an increase in income from the Nova Hut project, offset by a decline in overall gross margin on other work.

Income from consulting operations decreased by $0.8 million for the three months ended September 30, 1997 as compared to the same period in 1996. This decrease was primarily due to the recognition of revenue resulting from the acceleration in the cost approval process during the three months ended September 30, 1996. In 1996, the Company accelerated the procedures for obtaining approval from the U.S. government for the Company's actual costs incurred in the current period. As a result, in the third quarter of 1996, the Company's consulting group was able to accelerate its process of revenue recognition on certain cost-reimbursement contracts.

Business Outlook
----------------

The Company was awarded a number of new contracts including a five-year contract valued at up to $40 million to conduct environmental restoration and cleanup projects at Los Alamos National Laboratory (LANL) in New Mexico and a five-year contract valued at up to $25 million to provide general support services to the U.S. Department of Energy's Hanford Site in Richland, Washington. The Company was also given notice to proceed on the expansion of an alumina facility in Perth, Australia. This twenty-eight month contract is expected to generate service revenue of approximately $22.0 million.

In March 1996, the Company signed a two-year, $102 million contract to provide engineering and construction services for the initial phase of a mini-mill project for Nova Hut, a.s., an integrated steel maker based in the Ostrava region of the Czech Republic. In late June 1997, the Company signed a $160 million contract with Nova Hut for the next phase of the mini-mill project. Earnings associated with this contract for the additional work have been material to the Company's engineering and construction operations and are expected to be material in future periods.

Engineering and construction group's profitability has increased significantly over the prior year. Income has increased $4.3 million from the similar period last year and operating margins have also increased from 10% to 13% of service revenue, despite declining project margins on certain projects. Excluding the profit that was generated by the pulverized coal injection facility which was sold at the end of 1996, the engineering and construction group's profitability increased by $6.4 million and margins increased 4% points for the nine months ended September 30, 1997. This improvement in profitability is the result of profits on the Nova Hut mini-mill project, increased labor productivity and lower overhead costs. Management believes it can continue to improve the profitability of the engineering and construction business through further reductions in overhead and improving the effectiveness of its marketing efforts.


RESULTS OF OPERATIONS

Revenue
-------

The Company's revenue by operating group for the nine months ended September 30, 1997 and 1996 is as follows (in millions):

                                    Nine Months Ended September 30,
                                 ------------------------------------
                                       1997               1996
                                 -----------------  -----------------
                                  Gross    Service   Gross    Service
                                 --------  -------  --------  -------
Federal programs                 $  507.2  $ 156.3  $  769.1  $ 278.3
Engineering and construction        264.7    120.5     190.6    104.6
Consulting                           67.8     52.9      63.7     50.7
                                 --------  -------  --------  -------

        Total                    $  839.7  $ 329.7  $1,023.4  $ 433.6
                                 ========  =======  ========  =======

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

Operating profits (fees) generated by certain large government contracts, including the Rocky Flats and Hanford contracts, are or were based on performance and not revenue. A change in revenue between periods is not proportionate to the change in the fees earned.

Gross revenue for 1997 decreased $183.7 million, or 17.9%, to $839.7 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in gross revenue was primarily due to a $261.9 million decrease in gross revenue from federal programs because of the Hanford contract termination on October 1, 1996. The Hanford contract experienced a $290.1 million decrease in gross revenue from the comparable period in 1996.

The decrease in federal programs was offset partially by a $74.1 million increase in gross revenue from engineering and construction operations primarily due to a $35.0 million increase in gross revenue from the Nova Hut project and a $32.6 million increase in gross revenue from the Company's work on nitric acid plants in 1997.

Consulting operations reported a $4.1 million increase in gross revenue. Excluding revenue recognized in the 1996 period after an acceleration in the cost approval process, consulting operations realized a $6.4 million increase in gross revenue as compared to the nine month period ended September 30, 1996.

Service revenue decreased by $103.9 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The $122.0 million decrease in federal programs was due to decreases in service revenue of $117.0 million and $7.0 million from the Hanford contract and the Rocky Flats contract, respectively. The decrease for the Rocky Flats contract was primarily due to an increase in subcontractors costs, offset, in part, by a decrease in direct material costs. The decrease in service revenue from federal programs was offset partially by increases in service revenue from consulting and engineering and construction operations due to increases in volume of work described above.

Service revenue as a percentage of gross revenue decreased to 39.3% for the nine months ended September 30, 1997 from 42.4% for the nine months ended September 30, 1996 due to an increase in the use of subcontractors on the Rocky Flats contract. A significant portion of the gross revenue derived from the Rocky Flats contract includes the costs of services subcontracted to third parties.

Operating Expenses
------------------

Direct cost of services and overhead decreased to $258.1 million for the period ended September 30, 1997 as compared to $354.7 million for the nine months ended September 30, 1996. The $96.6 million decrease is primarily due to a decrease of $103.5 million related to the Hanford contract, offset, in part, by a $6.9 million increase on core business contracts, especially the Nova Hut and nitric acid contracts.

Administrative and general expense decreased $6.8 million, or 13.6%, between the nine months ended September 30, 1997 and 1996. The decrease is primarily due to reductions in labor costs, costs associated with large scale proposal efforts, and the use of consultants.

Interest Expense, Preferred Stock Dividends and Accretion
---------------------------------------------------------

Interest expense increased $0.6 million between the nine months ended September 30, 1997 and 1996 primarily due to the issuance of the Company's Series B Senior Notes. The increase in interest expense was offset by a $1.6 million decrease in preferred stock dividends and accretion resulting from the Company's repurchase of its redeemable preferred stock in December 1996.

Income Tax Expense
------------------

The Company's effective income tax rate increased to 18.0% for the nine months ended September 30, 1997, compared with 9.1% for the nine months ended September 30, 1996. The increase is primarily attributed to a $2.0 million reversal of the valuation allowance for certain deferred tax assets in 1996. This increase was partially offset by a higher tax exclusion for the Kaiser Hill minority interest in 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, cash and cash equivalents decreased $2.8 million to $13.9 million. Operating activities generated $14.5 million in cash, investing activities provided $13.0 million in cash, and financing activities used $29.1 million in cash.

Working Capital
----------------

The decrease in prepaid expenses and other current assets between September 30, 1997 and December 31, 1996 was due to the receipt in January 1997 of $16.5 million of cash proceeds from the December 1996 sale of an investment in entities that own and operate a pulverized coal injection facility (see below). The increase in contract receivables, net was due primarily to the timing of cash receipts from DOE on the Rocky Flats contract. The increase in accounts payable and subcontractors payable was due primarily to an increase in accounts payable on the Nova Hut contract offset, in part by, payments made to subcontractors on the Rocky Flats contract. The increase in deferred revenue was due primarily to advance billings and collections on the Nova Hut contract and nitric acid projects.

In January 1997, the U.S. Environmental Protection Agency approved the Company's provisional billing rates for the year ended December 31, 1996, for the rate variances on cost-plus contracts with U.S. government agencies for costs incurred during that year. The Company received approximately $2.2 million on these billings during the nine months ended September 30, 1997, and expects to collect in excess of $1.0 million in future periods. The Company also collected approximately $2.3 million in 1997 on billings for billing rate variances for previous periods.

Credit Facility
---------------

The Company's $40 million revolving credit facility is provided by a group of three banks and expires on December 31, 1998. In 1997, net payments on the credit facility were $18.5 million. As of September 30, 1997, the Company had $2.0 million in cash borrowings, $24.0 million of performance letters of credit outstanding, and $14.0 million of additional credit available under the credit facility. As of November 14, 1997, the Company had $10 million in cash borrowings, $24 million of performance letters of credit outstanding, and $6 million of additional credit available under the credit facility.

The Company currently is negotiating to amend and restate the credit facility (the New Credit Facility) to increase the capacity, to extend the termination date, and to modify certain financial ratios required to be maintained. The credit facility and the New Credit Facility will continue to be guaranteed by certain subsidiaries (Guarantors), and the banks will continue to have a security interest in substantially all accounts receivable and certain other assets and a pledge of the stock of certain subsidiaries. The New Credit Facility is expected to continue the limitations on the payments of cash dividends on common stock, the prohibitions on the issuance of certain types of indebtedness, and the limitations on certain investments and acquisitions. The Company expects to close on the New Credit Facility in the fourth quarter.

Other Investing and Financing Activities
----------------------------------------

In December 1996, the Company sold the majority portion of its equity interest in entities that own and operate a pulverized coal injection facility, and certain related contractual rights, for $16.6 million. The buyer also has an option to purchase the remaining equity investment for $2.4 million in January 1998. The proceeds from the sale, net of $0.1 million held in escrow, were received in January 1997 and were reinvested in the Company's business. The $0.1 million initially held in escrow was received in July 1997. These entities' earnings and cash flows were material to the Company in 1996, and the absence of these entities' earnings and cash flows will continue to have a material impact on earnings and cash flows.

Other significant uses of cash in investing and financing activities included distribution of income by Kaiser-Hill to a minority interest ($10.0 million) and purchases of fixed assets ($3.1 million).

Liquidity and Capital Resources Outlook
---------------------------------------

The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility and the New Credit Facility, if closed in the fourth quarter, will be adequate to fund its operations, including interest obligations, throughout the next 12 months.

The credit facility limits the Company's ability to make acquisitions and other investments (similar conditions are expected under the New Credit Facility); the Indentures governing the Company's Series B Senior Notes and Senior Subordinated Notes limit the Company's ability to make restricted payments, including certain payments in connection with investments and acquisitions. This means that during the next several years, unless these limitations are amended or replaced, the Company would be required to obtain permission from lenders or would need to issue additional equity securities to fund any significant acquisitions or to invest significant amounts in joint ventures.

In addition to the cash requirements of the Company's daily operations, the Company has semiannual interest payments of $9.1 million due in December 1997 and June 1998 for the Series B Senior Notes and Subordinated Notes. If the Company achieves and maintains a specified level of earnings, the semiannual interest requirement will be reduced to $8.4 million. The Company expects to meet this interest obligation with either operating cash flows or borrowings under its credit facility or its New Credit Facility (once it is closed).

IMPACT OF NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share instead of primary and fully diluted earnings per share. Under the Company's existing equity structure as of September 30, 1997, the computation of basic and diluted earnings per share, as defined under SFAS No. 128, results in earnings per share that is substantially the same as primary and fully diluted earnings per share as presented in the accompanying financial statements.


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

                              ICF KAISER INTERNATIONAL, INC.
                                (Registrant)



Date:  November 14, 1997                           /s/ Kenneth L. Campbell
                                                   -----------------------
                                                       Kenneth L. Campbell

                                                  Executive Vice President,
                                                and Chief Financial Officer
                                               (Duly authorized officer and
                                               principal financial officer)