Form 10-K405
period 1997-12-31
ICF KAISER INTERNATIONAL INC
filed 1998-03-31
CIK 856200

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the fiscal year ended December 31, 1997         Commission File No. 1-12248


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

  The aggregate market value of Common Stock held by non-affiliates of the registrant was $47.9 million based on the New York Stock Exchange Composite Tape closing price of such stock ($2.50) on March 11, 1998.

  On March 11, 1998, there were 22,691,174  shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the ICF Kaiser International, Inc. Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                                    PART I
Item 1.   Business

  ICF Kaiser International, Inc. through its operating subsidiaries is one of the nation's largest engineering, construction, program management, and consulting services companies. The Company's Environment and Facilities Management, ICF Kaiser Engineers and Constructors, and Consulting Groups provide fully integrated services in the public and private sectors in a variety of areas including environment, infrastructure, transportation, industry, energy, information technology, housing, economic development, and microelectronics markets. The "Company" or "ICF Kaiser" in this Report refers to ICF Kaiser International, Inc. and/or any of its consolidated subsidiaries.

  For the year ended December 31, 1997, ICF Kaiser reported gross and service revenue of $1.1 billion and $426.1 million, respectively. Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies. Effective December 31, 1995, the Company changed its fiscal year end from February 28 to December
31. During the years ended December 31, 1997 and 1996, and the ten months ended December 31, 1995, the Company operated predominantly in one industry segment, in which it provided engineering, construction, program management, consulting, and other professional services.

                                     Year Ended             Year Ended          Ten Months Ended
                                  December 31, 1997      December 31, 1996      December 31, 1995
                                ---------------------  ---------------------  ---------------------
                                                      (dollars in thousands)
Gross revenue.................             $1,108,116             $1,248,443               $916,744
Service revenue...............             $  426,086             $  532,116               $425,896
Operating income..............             $   18,069             $   21,180               $ 17,505
Assets........................             $  398,466             $  365,973               $369,517

     As of December 31, 1997, the Company's contract backlog totaled approximately $4.1 billion compared to $4.7 billion as of December 31, 1996. Most of the Company's backlog relates to public-sector environmental projects that span from one to five years. Approximately 26% of the $4.1 billion backlog is expected to be worked off during the fiscal year ending December 31, 1998. See "Backlog."

     The Company's headquarters is located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600. The Company's five regional headquarters are located as follows:

Western United States   Eastern United States        Asia/Pacific           Europe/Africa/               Latin America
---------------------  ------------------------  --------------------  -------------------------  ----------------------------
                                                                              Middle East
                                                                       -------------------------
2101 Webster Street    Gateway View Plaza        Q.V. 1 Building,      Regal House,               Botafogo Rua Lauro
Suite 1000             1600 West Carson St.      George's Terrace,     London Road,               Muller 116-c.j.-2301
Oakland, CA            Pittsburgh, PA            Perth, WA 6000        Twickenham, Middlesex,     Rio de Janeiro-RJ
94612-3060             15220                     Australia             TW1-3QQ, England           Brazil  CEP 22.290-160
(510) 419-6000         (412) 497-2000            61-9-366-5366         44-181-892-4433            5-521-542-4997

Other domestic offices include Tempe, Arizona; Los Angeles, Sacramento, San Diego, San Rafael, and Sherman Oaks, California; Golden and Lakewood, Colorado; Washington, DC; Ft. Lauderdale, Jacksonville, Miami, Orlando, and Tampa, Florida; Atlanta and Savannah, Georgia; Boise, Idaho; Chicago, Illinois; Ashland, Kentucky; Ruston, Louisiana; Baltimore, Beltsville, Edgewood, and Lexington Park, Maryland; Boston, Massachusetts; Kansas City, Missouri; Las Vegas, Nevada; Iselin and Mount Arlington, New Jersey; Albuquerque and Los Alamos, New Mexico; New York, New York; Greensboro and Research Triangle Park, North Carolina; Middletown, Pennsylvania; Greenville, South Carolina; Baytown and Houston, Texas; Lehi and Ogden, Utah; Richmond, Virginia; and Richland and Seattle, Washington. The Company's other international offices include Brisbane and Sydney, Australia; Toronto, Ontario, Canada; Ostrava and Prague, Czech Republic; Paris, France; Hong Kong; Budapest, Hungary; Mexico City, Mexico; Panama City, Panama; Manila, the Philippines; Lisbon, Portugal; Moscow, Russia; Taipei, Taiwan; and Istanbul, Turkey.

     ICF Kaiser International, Inc. is a Delaware corporation incorporated in 1987 under the name American Capital and Research Corporation. It is the successor to ICF Incorporated, a nationwide consulting firm organized in 1969. In 1988, the Company acquired the Kaiser Engineers business, which dates from 1914. As of February 28, 1998, ICF Kaiser employed 4,772 persons.


OVERVIEW OF MARKETS SERVED BY THE COMPANY

     Environmental.   In the environmental market, the Company provides services
     -------------
in connection with the remediation of hazardous and radioactive waste, waste minimization and disposal, risk assessment, global warming and acid rain, alternative fuels, and clean up of harbors and waterways. Demand for ICF Kaiser's environmental services is driven by a number of factors, including the need to restore contaminated sites formerly used for weapons production or military bases; the need to comply with federal, state, and municipal environmental regulation and enforcement regarding the quality of the environment; the need to bring aging production facilities into compliance with current environmental regulations; the need to minimize waste generation on an ongoing basis; and the need to reduce or forestall liability associated with pollution-related injury and damage. In addition, there is a growing international market arising from the increased awareness of the need for additional and/or initial environmental regulations, studies, and remediation.

     A significant portion of future U.S. Departments of Defense (DOD) and Energy (DOE) environmental expenditures will be directed to cleaning up hundreds of military bases with thousands of contaminated sites and to restoring contaminated former nuclear weapons facilities. DOD has stated that there is an urgent need to ensure that the hazardous wastes present at these sites (often located near population centers) do not pose a threat to the surrounding population, and, in connection with the closure of many military bases, there is an economic incentive to make sure that the environmental restoration enables these sites to be developed commercially by the private sector. DOE has long recognized the need to stabilize and safely store nuclear weapons materials such as plutonium, to clean up areas contaminated with hazardous and radioactive waste, and restore the weapons sites to the public.

     Significant environmental laws have been enacted in the United States in response to public concern about the environment. These laws and the implementing regulations affected nearly every industrial activity, and efforts to comply with the requirements of these laws create demand for the Company's services. The principal federal legislation that has created a substantial market for the Company, and therefore has the most significant effect on the Company's business, includes the following: The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) of 1980, as amended by the Superfund Amendments and Reauthorization Act (SARA) of 1986, established the Superfund program to clean up existing, often abandoned hazardous waste sites and provides for penalties and punitive damages for noncompliance with U.S. Environmental Protection Agency (EPA) orders. The Resource Conservation and Recovery Act (RCRA) of 1976, as amended by the Hazardous and Solid Waste Amendments of 1984 (HSWA), provides a comprehensive scheme for the regulation of hazardous waste from the time of generation to its ultimate disposal (and sometimes thereafter), as well as the regulation of persons engaged in the treatment, storage, and disposal of hazardous waste. The Clean Air Act as amended in 1970 empowered EPA to establish and enforce National Ambient Air Quality Standards, National Emission Standards for Hazardous Air Pollutants and limits on the emission of various pollutants. The 1990 amendments to the Clean Air Act substantially increase the number of sources emitting a regulated air pollutant which will be required to obtain an operating permit; the amendments also address the issues of acid rain, and ozone protection. The Clean Water Act of 1972, originally the Federal Water Pollution Control Act of 1948, established a system of standards, permits and enforcement procedures for the discharge of pollutants to surface water from industrial, municipal, and other wastewater sources. The Toxic Substance Control Act, enacted in 1976, established requirements for identifying and controlling toxic chemical hazards to human health and the environment.

     Infrastructure and Transportation.   Both the domestic and international
     ---------------------------------
infrastructure and transportation markets are driven by the need to maintain and expand ports, roads, highways, rail and bus systems, bridges, people movers, airports, and water resource facilities. Increasingly, environmental concerns, such as wastewater treatment and the reduction of automotive air pollutant emissions, have become a driving force behind new infrastructure and transportation initiatives. These markets primarily are funded by government dollars, although the private sector is seeking an increased role, particularly in international projects where there is a critical need for infrastructure and transportation projects because of the population growth of major cities.

     Industry.  The industry market in a modern, global economy provides the
     --------
base for the production of industrial metals and chemicals. This market is driven by the need to maintain and retrofit existing plants, to build new facilities such as those required for the burgeoning microelectronics industry, to replace aging production capacity with newer, more efficient and more environmentally responsible facilities, and to reduce costs, improve quality, and enhance competitiveness. Basic industrial materials include iron, steel, alumina / aluminum, chemicals, and copper.

     Other Markets.  Traditionally DOD has maintained most of its own facilities
     -------------
and performed its own facility activities, but it is now in the process of transferring many of these responsibilities to private contractors and private owners. The "privatization" market has been created by the government's selling an asset or revenue stream--such as military housing and electric, water, and wastewater utilities on a military base--to a private company, which is then responsible for maintenance and operation. The "outsourcing" market has been created by private contractors' taking over site activities currently conducted by government, often military, personnel. The information technology market is driven by the increasing need for software and software tools to manage such diverse activities as financial management, accounting, and reporting capabilities; forecasting wholesale power pricing by independent and electric bulk power marketers; energy-use patterns; and energy use, billing, and monitoring.


BUSINESS GROUPS

     The Company is organized into three business groups: Environment and Facilities Management (EFM); ICF Kaiser Engineers and Constructors (E&C); and Consulting.

Environment and Facilities Management

     The EFM Group oversees major program management and technical support contracts for U.S. government agencies, particularly DOE and DOD. Examples of current projects include providing technical support for environmental restoration projects at certain of DOE's former weapons production facilities; conducting hazardous, toxic, and radioactive waste cleanups for the U.S. Army under two Total Environmental Restoration Contracts (TERC); and providing technical and analytical support to the EPA Superfund, RCRA, and other environmental programs. Another focus of this Group is to provide support to DOD's privatization and outsourcing initiatives.

     The Company's largest single DOE contract is managed by the EFM Group and performed through Kaiser-Hill Company, LLC, a limited liability company owned equally by the Company and CH2M Hill Companies, Ltd. (Kaiser-Hill). In 1995, Kaiser-Hill won DOE's Performance Based Integrating Management contract at the DOE's Rocky Flats Environmental Technology Site near Denver, Colorado. Rocky Flats is a former DOE nuclear weapons-production facility, and under the five-year contract, Kaiser-Hill is working to stabilize and safely store more than 14 tons of plutonium at the site, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public.

     Under the multi-year TERC contracts, the EFM Group is providing environmental restoration services to the U.S. Army Corps of Engineers (USACE) at federal installations in California, Arizona, Nevada, and Utah (USACE South Pacific Division) and in the Eastern Atlantic states encompassing USACE's Baltimore, Maryland, District. The services provided under the TERCs include remedial investigation and feasibility studies of contaminated sites and performing remedial action and site cleanup activities. The Group also provides environmental services to USACE, Savannah (Georgia) District, under several contracts, including a contract to support the Corps' South Atlantic Division. Tasks performed by the Group under this contract include site assessments, risk assessments, remedial investigations, feasibility studies, remedial design, and construction support at sites throughout the Savannah District, especially at the Milan Army Ammunition Plant in Tennessee. Under a similar contract with the U.S. Army Environmental Center, the Group is providing a full range of technical support for site investigation and remediation projects at Aberdeen Proving Ground and other Army facilities. Under contracts with DOE, the Group also is conducting environmental restoration and cleanup activities at DOE's Los Alamos National Laboratory in New Mexico and providing support services for major projects at DOE's Hanford Site in Richland, Washington.

     Effective January 1, 1998, the Company transferred its private-sector environmental services business from the ICF Kaiser Engineers and Constructors Group to its then-named Federal Programs Group. The newly named Environment and Facilities Management Group now is responsible for all of the Company's environmental services to private-sector businesses, including compliance planning, audits, and permitting; risk assessment, site investigations, and feasibility studies; remedial design, construction, and construction management; operation and maintenance of remedial systems; decontamination and decommissioning of facilities; and community relations, Clean Air Act strategies, and expert witness support. Private-sector environmental clients include chemical plants; aerospace manufacturers; iron, steel, and aluminum producers; oil and gas refineries; pharmaceutical companies; the communications industry; and heavy industrial manufacturers. Representative projects include providing investigation and cleanup services at a former textile dye plant in Virginia, including remediation of lead-contaminated hot spots and demolition of a warehouse; remedial design, procurement, and construction management services for a Superfund site remediation project; and engineering and specification development for an in-situ groundwater remediation system at a paint manufacturing facility in Maryland.

ICF Kaiser Engineers and Constructors

     All of the E&C Group's markets are global in nature, and the Group provides engineering, construction, program management, and consulting services in numerous technology sectors through companies managed and staffed by local professionals in Australia, Brazil, the Czech Republic, England, France, Mexico, the Philippines, Portugal, Russia, Taiwan, Turkey, and the United States as well as through project offices throughout the world. To capitalize on international opportunities while minimizing its business development risks, the Group has established international business relationships through joint ventures, marketing agreements, and direct equity investments.

     Industry Services.  The E&C Group's engineering, construction, project
     -----------------
management, and consulting services to the industrial market involve work with the iron, steel, alumina / aluminum, copper, and other minerals and metals industries as well as chemicals, petrochemicals, and refineries. Current projects include detailed design engineering, procurement, and construction management for the expansion of an alumina refinery in Western Australia; engineering and design services for an aluminum expansion project in the Midwestern United States; design, procurement, construction, and technology for four nitric acid plants in the United States and Canada; and upgrades for coke manufacturing operations at a major steelworks in China.

     The Group assists clients in private industry by providing the engineering, construction, and program management skills needed to maintain and retrofit existing plants and replace aging production capacity with newer, more environmentally responsible facilities. The Group's largest current international industrial project is a mini-mill project for Nova Hut, a.s., an integrated steel maker based in the Ostrava region of the Czech Republic. In March 1996, ICF Kaiser was awarded a contract to provide turnkey engineering and construction of the first phase of a facility that will receive liquid steel from Nova Hut's existing steelmaking facilities, a ladle metallurgy furnace, and single-strand dual slab caster, site development, and related infrastructure. Under a second-phase contract awarded in 1997, the E&C Group is installing an equalizing furnace, a reversing two-stand steckel mill, and associated facilities. The successful startup in late 1997 included preliminary acceptance of the first phase of the facility by the owners as well as production of steel ahead of schedule. It is expected that the second phase will be completed in late 1999.

     Infrastructure Services.   The E&C Group is helping rebuild the
     -----------------------
infrastructure of rail and bus systems, highways and bridges, airports, high-speed rail, peoplemovers, and water resources projects in domestic and international markets. Budget constraints at the federal, state, and local government levels have hindered infrastructure market growth, but the Group remains active in major U.S. metropolitan areas, providing planning, design, construction management, and program management services in Seattle (light rail project), San Francisco (commuter rail system renovation), and Orlando (light rail initiative).

     In the international infrastructure market, the Group's large-scale construction infrastructure skills are at work in Manila, the Philippines, where it is the program manager for the construction of a light rail transit line, a project for which ICF Kaiser supported development and financing since inception; in Portugal, where the Group provides program management of the overhaul and upgrade of Portugal's main intercity freight and passenger rail lines; and in Turkey, where the Group is providing construction management services for the first phase of a light rail system as part of a joint venture.

     The major ports of many of the world's cities have serious water pollution problems, and the E&C Group is helping to improve the condition of many harbors and waterways. In its largest harbor project, the Group continues as the construction manager of the cleanup of Boston Harbor, one of the largest environmental projects in the country, under a contract extension that runs through 1998. Since the inception of the project in 1988, the Group has served as its construction manager and currently manages construction workers, engineers, architects, and support personnel working to construct a wastewater treatment plant on Deer Island in Boston Harbor, Massachusetts. In Brazil, the E&C Group is providing program management services for the construction of sanitation and wastewater systems for communities surrounding Guanabara Bay.

Consulting

     The Consulting Group serves customers in domestic and international markets, including both public- and private-sector organizations. Among its major customers are U.S. government agencies, especially EPA; U.S. private-sector organizations, particularly major energy producers, such as utilities and oil companies; and governments and businesses around the world, as well as multinational banks, development organizations, and treaty organizations. The Consulting Group draws upon the talents of its multidisciplinary professional staff to support customers within five lines of business.

     Energy.   This line of business supports the development of corporate and
     ------
technical plans for managing power resources and energy projects (including transmission and distribution, power generation, and customer service), provides economic assessments of short- and long-term market conditions for various fuels, and provides expert support in litigation and regulatory proceedings. The Consulting Group assists its customers in identifying market opportunities, commercializing new technologies, and developing public policy; it links energy markets with energy technology.

     Environmental.   This line of business assists customers in developing
     -------------
plans and policies, evaluating options for managing environmental responsibilities in the most cost-effective manner, and identifying and employing the best available technologies and practices. The Group has special expertise in such areas as industrial and municipal waste management, air pollution control, chemical accident prevention, and groundwater and drinking water management. The Consulting Group also provides technical and regulatory support to EPA's Office of Solid Waste, focusing on human health and ecological risk assessment and waste characterization.

     Global environmental issues are also a particular area of focus within the Consulting Group. The Consulting Group works with U.S., international, and private-sector organizations that fund global environmental work and has been actively involved in supporting international environmental treaties. Working on global change issues for EPA for 15 years, the Company supports the EPA's Global Change Division, providing services related to the reduction of methane and other greenhouse gases.

     Transportation.  Transportation-related capabilities include an in-depth
     --------------
working knowledge of the legislative and policy issues facing the transportation industry; broad modeling and economic analytical capabilities that evaluate the full range of economic and policy trade-offs inherent in transportation decisions; and extensive planning and mission support experience with multinational and government organizations that operate in transportation-related areas throughout the globe.

     Economic and Community Development.   This practice provides training,
     ----------------------------------
technical assistance, program support, and research services related to affordable housing and community development. Additionally, the Consulting

Group helps federal agencies, cities, states, and nonprofit organizations to design and implement programs that provide affordable, cost-effective housing, to promote business and economic development, and to help revitalize deteriorated neighborhoods.

     Information Management.   The Group assists clients in developing decision
     ----------------------
support systems that facilitate the collection and use of information to track performance, identify opportunities, and improve decision making. The Group offers a number of simulation models and proprietary applications. By combining consulting expertise with information technology skills, the Group helps its customers deal with the unique challenges of their business environments.


GENERAL INFORMATION ABOUT THE COMPANY

Competition and Contract Award Process

     The market for the Company's services is highly competitive. The Company and its consolidated subsidiaries compete with many other engineering, construction, program management, and consulting services firms ranging from small firms to large multinational firms having substantially greater financial, management, and marketing resources than the Company. Other competitive factors include quality of services, technical qualifications, reputation, geographic presence, price, and the availability of key professional personnel.

     Private-Sector Work.  Competition for private-sector work generally is
     -------------------
based on several factors, including quality of work, reputation, price, and marketing approach. The Company's objective is to establish and maintain a strong competitive position in its areas of operations by adhering to its basic philosophy of delivering high-quality work in a timely fashion within its clients' budget constraints.

     Public-Sector Work.  Most of the Company's contracts with public-sector
     ------------------
clients are awarded through a competitive bidding process that places no limit on the number or type of offerors. The process usually begins with a government Request for Proposal (RFP) that delineates the size and scope of the proposed contract. Proposals are evaluated by the government on the basis of technical merit (for example, response to mandatory solicitation provisions, corporate and personnel qualifications, and experience) and cost. The Company believes that its experience and ongoing work strengthen its technical qualifications and, thereby, enhance its ability to compete successfully for future government work.

     Teaming Arrangements and Joint Ventures.  In both the private and public
     ---------------------------------------
sectors, the Company, acting either as a prime contractor or as a subcontractor, may join with other firms to form a team or a joint venture that competes for a single contract or submits a single proposal. Because a team of firms or a joint venture almost always can offer a stronger set of qualifications than any firm standing alone, these arrangements often are very important to the success of a particular competition or proposal. The Company maintains a large network of business relationships with other companies and has drawn repeatedly upon these relationships to form winning teams.

     Contract Structure.  The Company's consolidated subsidiaries operate under
     ------------------
a number of different types of contract structures with its private- and public-sector clients, the most common of which are Cost Plus and Fixed Price. Under Cost Plus contracts, the Company's costs are reimbursed with a fee (either fixed or percentage of cost) and/or an incentive or award fee offered to provide inducement for effective project management. A variation of Cost Plus contracts are time-and-materials contracts under which the Company is paid at a specified fixed hourly rate for direct labor hours worked. Under Fixed-Price contracts, the Company is paid a predetermined amount for all services provided as detailed in the design and performance specifications agreed to at the project's inception, and under which the Company retains more performance risk than under Cost Plus contracts. While these Fixed-Price contracts can result in higher profit margins, they also can be costly if the Company experiences cost overruns that are not recoverable from the client.

Customers

     The Company's domestic clients include DOE and other federal departments and agencies; major corporations in the energy, transportation, chemical, steel, aluminum, mining, and manufacturing industries; utilities; and a variety of state and local government agencies throughout the United States. DOE accounted for approximately 56% of the Company's consolidated gross revenue for the year ended December 31, 1997, approximately 69% for the year ended December 31, 1996, and approximately 68% for the ten months ended December 31, 1995.

     The Company's international clients include both private firms and foreign government agencies. For the years ended December 31, 1997 and 1996, and for the ten months ended December 31, 1995, foreign clients accounted for approximately 14.2%, 5.8%, and 4.7% of the Company's consolidated gross revenue, respectively. For information concerning gross revenue, operating income, and identifiable assets of the Company's business by geographic area, see Note 15 to the consolidated financial statements.

Backlog

     Backlog refers to the aggregate amount of gross contract revenue remaining to be earned pursuant to signed contracts extending beyond one year. At December 31, 1997, the Company's contract backlog was approximately $4.1 billion in gross revenue, down from approximately $4.7 billion in gross revenue at December 31, 1996. The Kaiser-Hill Performance Based Integrating Management contract at Rocky Flats near Denver, Colorado, represents approximately 56% of the Company's total backlog at December 31, 1997. The Company expects that approximately 26% of the backlog at December 31, 1997, will be worked off during 1998. Because of the nature of its contracts, the Company is unable to calculate the amount or timing of service revenue that might be earned pursuant to these contracts. The Company believes that backlog is not a predictor of future gross or service revenue.

     Differences in contracting practices between the public and private sectors result in the Company's backlog being weighted heavily toward contracts
associated with departments and agencies of the federal government.   Backlog
under contracts with the federal government that extend beyond the government's current fiscal year includes the full contract amount, including, in many cases, amounts anticipated to be earned in option periods and certain performance fees, even though annual funding of the amounts under such contracts generally must be appropriated by Congress before funds can be expended during any year under such contracts. In addition, departments and/or agencies must allocate the appropriated funds to these specific contracts and thereafter authorize work or task orders to be performed under these specific contracts. Such authorizations are generally for periods considerably shorter than the duration of the work the Company expects to perform under a particular contract and generally cover only a percentage of the contract revenue. Because of these factors, the amount of federal government contract backlog for which funds have been appropriated and allocated, and task orders issued, at any given date is a substantially smaller amount than the total federal government contract backlog as of that date. In the event that option periods under any given contract are not exercised or funds are not appropriated, allocated, or authorized to be spent under any given contract, the amount of backlog attributable to that contract would not result in revenue to the Company. All contracts and subcontracts with departments and/or agencies of the federal government are subject to termination, reduction, or modification at any time at the discretion of the government.

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

     For EPA contracts involving field services in connection with Superfund response actions, the Company is eligible for indemnification under Section 119 of CERCLA for pollution and environmental damage liability resulting from release or threatened release of hazardous substances. Some of the Company's clients (including private clients, DOE, and DOD) are Potentially Responsible Parties (PRPs) under CERCLA. Under the Company's contracts with these PRPs, the Company has the right to seek contribution from these PRPs for liability imposed on the Company in connection with its work at these clients' CERCLA sites and generally qualifies for the limitations on liabilities under

CERCLA Section 119(a). In addition, in connection with contracts involving field services at certain of DOE's weapons facilities, the Company is indemnified under the Price-Anderson Act, as amended, against liability claims arising out of contractual activities involving a nuclear incident. Recently, EPA has constricted significantly the circumstances under which it will indemnify its contractors against liabilities incurred in connection with CERCLA projects. There are other proposals both in Congress and at the regulatory agencies to further restrict indemnification of contractors from third-party claims.

     Under Kaiser-Hill's contract with DOE, Kaiser-Hill is not responsible for, and DOE pays all costs associated with, any liability (including without limitation, a claim involving strict or absolute liability and any civil fine or penalty, expense, or remediation cost, but limited to those of a civil nature), which may be incurred by, imposed on, or asserted against Kaiser-Hill arising out of any act or failure to act, condition, or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 ("pre-existing conditions"). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill's managerial personnel and cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill is responsible, but only for the incremental liability, expense, or remediation caused by Kaiser-Hill.

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

     In connection with its services to its environmental, infrastructure, and industrial clients, the Company works closely with federal and state government environmental compliance agencies, and occasionally contests the conclusions those agencies reach regarding the Company's compliance with permits and related regulations. To date, the Company never has paid a fine in a material amount or had material liability imposed on it for pollution or environmental damage in connection with its services; however, there can be no assurance that the Company will not have substantial liability imposed on it for any such damage in the future.

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

     The Company may, from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. The Company currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges presently are known to have been filed against the Company by these agencies. Management does not believe that there will be any material adverse effect on the Company's financial position, results of operations, or cash flows as a result of these investigations.

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

     Because some of the Company's consolidated subsidiaries provide the federal government with nuclear energy and defense-related services, these subsidiaries and a substantial number of their employees are required to have and maintain security clearances from the federal government. These subsidiaries and their employees have been able to obtain these security clearances in the past, and the Company has no reason to believe that there would be any problems in this area in the future; however, there can be no assurance that the required security clearances will be obtained and maintained in the future. Because of its nuclear energy and defense-related services, the Company is subject to foreign ownership, control, and influence (FOCI) regulations imposed by the federal government and designed to prevent the release of classified information to contractors who are under foreign control or influence. FOCI issues arise particularly in connection with foreign ownership of the Company's Common Stock, foreign bank participation in the Company's credit line and increased foreign sources of the Company's gross revenue. The Company has implemented procedures designed to insulate such subsidiaries from any FOCI that might affect the Company. There can be no assurance that such measures will prevent FOCI policies from affecting the ability of the Company's subsidiaries to secure and maintain certain types of federal government contracts.

Employees

     As of February 28, 1998, ICF Kaiser employed 4,772 persons, and the Company believes that its relations with its employees are good. Of the total employees, 1,728 persons are employed at Kaiser-Hill's Rocky Flats site in Colorado. A total of 1,314 of the Rocky Flats employees are represented by the United Steelworkers of America, Local 8031; almost all of the union employees are contracted out to other companies working at Rocky Flats. The Company believes that its relations with the union are good.

Description of the Company's Capital Stock

     The authorized capital stock of the Company consists of 90,000,000 shares of Common Stock, par value $0.01 per share (Common Stock) and 2,000,000 shares of preferred stock, par value $0.01 per share. As of March 27, 1998, the outstanding capital stock of the Company consisted of 24,715,831 shares of Common Stock and no shares of preferred stock. The outstanding Common Stock figure excludes all shares held in escrow in connection with a 1995 acquisition.

     Common Stock.  Each share of Common Stock has one vote per share on all
     ------------
matters submitted to a vote of shareholders. The Company's Amended and Restated Certificate of Incorporation provides that no action may be taken by the holders of shares of Common Stock by written consent in lieu of holding a meeting of shareholders.

     The Company has never paid cash dividends on its Common Stock. The Board of Directors anticipates that for the foreseeable future no cash dividends will be paid on its Common Stock and that the Company's earnings will be retained for use in the business. The Board of Directors determines the Company's Common Stock dividend policy based on the Company's results of operations, payment of dividends on preferred stock (if any is outstanding), financial condition, capital requirements, and other circumstances. The Company's debt and credit agreements currently do not permit dividends to be paid on its common stock.

     Holders of Common Stock have no preemptive or other rights to subscribe for additional shares of Company stock. Upon liquidation, dissolution, or winding up of the Company, each share of Common Stock will share equally in assets legally available for distribution to stockholders.

     The transfer agent and registrar for the Common Stock is First Chicago Trust Company of New York, 14 Wall Street, Mail Suite 4680, New York, New York 10005. The shareholder relations telephone number at First Chicago is (201) 324-0498, and the First Chicago Web site address is http://www.fctc.com.

     Since September 14, 1993, the Common Stock has been traded on the New York Stock Exchange under the symbol "ICF." From December 14, 1989, to September 13, 1993, the Common Stock was traded on the NASDAQ National Market.

     Preferred Stock.  Preferred stock is available for issuance from time to
     ---------------
time at the discretion of the Board of Directors of the Company and without shareholder approval. For each series of preferred stock it establishes, the Board of Directors has authority to prescribe the number of shares in that series and the dividend rate. In addition, the Board of Directors has authority to prescribe the voting rights, conversion privileges, redemption, sinking fund provisions and liquidation rights, if any, and any other rights, preferences, and limitations of the particular series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of Common Stock or adversely affect the rights and powers, including voting rights, of the holders of Common Stock. Additionally, the issuance of preferred stock could have the effect of delaying, deferring, or preventing a change in control of the Company without further action by the shareholders.
The Company's debt and credit agreements currently do not permit dividends to be paid on its preferred stock.

     Senior Debt Warrants Issued in 1996.  A total of 105,000 Senior Debt
     -----------------------------------
Warrants (the 1996 Warrants) were issued by the Company under a warrant agreement (the 1996 Warrant Agreement) dated December 23, 1996, between the Company and The Bank of New York, a New York banking corporation, as warrant agent. Each 1996 Senior Warrant entitles the holder thereof to acquire one share of Common Stock of the Company, subject to adjustment, upon payment of the exercise price of $2.30 (the Purchase Price), subject to adjustment as described below. All outstanding 1996 Warrants terminate and become void on December 31, 1999 (the Expiration Date). The 1996 Warrants are subject to the terms contained in the 1996 Warrant Agreement. The Common Stock issuable upon exercise of the 1996 Warrants has been registered with the SEC and listed on the New York Stock Exchange.

     A total of 600,000 Senior Subordinated Debt Warrants (the 1994 Warrants) were issued by the Company under a warrant agreement (the 1994 Warrant Agreement) dated January 11, 1994, between the Company and The Bank of New York, a New York banking corporation, as warrant agent. Each 1994 Warrant entitles the holder thereof to acquire one share of Common Stock of the Company, subject to adjustment, upon payment of the exercise price of $5.00 (the Purchase Price), subject to adjustment as described below. All outstanding 1994 Warrants terminate and become void on December 31, 1998 (the Expiration Date). The 1994 Warrants are subject to the terms contained in the 1994 Warrant Agreement. The Common Stock issuable upon exercise of the 1994 Warrants has been registered with the SEC and listed on the New York Stock Exchange.

     If the Company proposes to enter into a transaction that would constitute a Non-Surviving Combination if consummated, the Company must give written notice thereof to the holders of the 1996 Warrants and of the 1994 Warrants promptly after an agreement is reached with respect to the Non-Surviving Combination but in no event less than 30 days prior to the consummation thereof. The 1996 Warrant Agreement and the 1994 Warrant Agreement define a Non-Surviving Combination as any merger, consolidation, or other business combination by the Company with one or more persons (other than a wholly owned subsidiary of the Company) in which the Company is not the survivor, or a sale of all or substantially all of the assets of the Company to one or more such other persons, if consideration (other than consideration which includes Common Stock or securities convertible into, or exercisable or exchangeable for, Common Stock or rights or options to acquire Common Stock or such other securities) is distributed to holders of Common Stock in exchange for all or substantially all of their equity interest in the Company.

     In a Non-Surviving Combination, the surviving entity (the Survivor) will be obligated to distribute or pay to each holder of 1996 Warrants and each holder of the 1994 Warrants, upon payment of the Purchase Price prior to the Expiration Date, the number of shares of stock or other securities or other property (including any cash) of the Survivor that would have been distributable or payable on account of the Common Stock if such holder's warrants had been exercised immediately prior to such Non-Surviving Combination. Following the consummation of a Non-Surviving Combination, the 1996 Warrants and the 1994 Warrants will represent only the right to receive such shares of stock or other property from the Survivor upon payment of the Purchase Price prior to the Expiration Date.

     The number of shares of Common Stock issuable upon the exercise of each 1996 Warrant and each 1994 Warrant and the Purchase Price are subject to adjustment in certain events, including (a) a dividend or distribution on the Company's Common Stock in shares of its Common Stock or a combination, subdivision, reorganization, or reclassification of Common Stock, (b) the issuance of shares of Common Stock for a consideration per share less than the market price per share at the time of issuance, (c) the issuance of rights, warrants, or options for the purchase of Common Stock or for the purchase of securities convertible into or exchangeable for Common Stock where the aggregate amount of consideration per share of Common Stock received or receivable by the Company is less than the market price per share at the time of issuance of such right, warrant, or option, (d) the issuance of any securities convertible into or exchangeable for Common Stock where the aggregate amount of consideration per share of Common Stock received or receivable by the Company is less than the market price per share of Common Stock on the date of issuance of such convertible or exchangeable security, and (e) a dividend or distribution on the Company's Common Stock of cash, evidences of its indebtedness, other securities, or other properties or assets other than any cash dividend which, when aggregated with all other cash dividends paid in the year prior to the declaration of such cash dividend, does not exceed 10% of the market price per share of Common Stock on the date of such declaration. If the terms of any of the Company's outstanding rights, warrants, or options for the purchase of Common Stock or securities convertible into or exchangeable for Common Stock change, in each case where the issuance thereof caused an adjustment in the terms of the 1996 Warrants (including by way of expiration of such securities but excluding by way of antidilution provisions thereof triggering an adjustment of the terms thereof upon the occurrence of an event that would cause an adjustment of the terms of the 1996 Warrant), then the Purchase Price and the number of shares of Common Stock issuable upon the exercise of each 1996 Warrant shall be readjusted to take account of such change. Notwithstanding the foregoing, no adjustment in the Purchase Price or the number of shares of Common Stock issuable upon exercise of 1996 Warrants will be required (i) until cumulative adjustments would result in an adjustment of at least 1% in the Purchase Price, (ii) for the granting, in a transaction which would otherwise trigger an adjustment, of any rights, warrants, or options or the issuance of any Common Stock to officers, directors, or employees of, or consultants or advisors to, the Company where such issuances are registered with the SEC on Form S-8 and do not, in the aggregate exceed 5% of the number of shares of Common Stock outstanding (assuming the exercise of the options so granted and all rights, warrants, options, and convertible securities then outstanding), or
(iii) the issuance of Common Stock pursuant to any dividend reinvestment plan where the purchase price of Common Stock thereunder is no less than 95% of the market price on the date of issuance.

     Senior Subordinated Debt Warrants Issued in 1989.  In 1989, in connection
     ------------------------------------------------
with the issuance of senior subordinated notes that were redeemed by the Company in 1994, the Company issued warrants to purchase 1,778,512 shares of Common Stock. In 1994, the Company repurchased 1,503,424 of such warrants, leaving outstanding warrants to purchase 275,088 shares of Common Stock (the 1989 Warrants). The 1989 Warrants, which will expire on May 15, 1999, are exercisable at any time at an exercise price of $6.87 per share, subject to anti-dilution adjustment upon the occurrence of certain events, including any issuance of Common Stock, options, or warrants at less than the higher of market value or $6.87 per share.

     The holders of the 1989 Warrants have certain rights to require the Company to register the shares of Common Stock underlying the 1989 Warrants for resale. In addition, the Company may not grant to any purchaser of unregistered securities any demand registration rights without giving the holders of the 1989 Warrants the same rights on a pro rata basis as they would have in a demand registration initiated by them.

     Shareholder Rights Plan.  On January 13, 1992, the Board of Directors of
     -----------------------
the Company declared a dividend distribution to shareholders of record at the close of business on January 31, 1992 (the Record Date) of one Right for each outstanding share of Common Stock. Each Right entitles the registered holder of Common Stock to purchase from the Company a unit consisting of one 1/100th of a share (a Preferred Stock Unit) of Series 4 Junior Preferred Stock (the Series 4 Preferred Stock), at a purchase price of $50.00 per Preferred Stock Unit (the Purchase Price), subject to adjustment. The Rights also are subject to antidilution adjustments. The description of the Rights is set forth in a Rights Agreement (the Rights Agreement) between the Company and the Rights Agent. The Rights Agent is First Chicago Trust Company of New York.

     A Distribution Date (the Distribution Date) for the Rights will occur upon the earlier of (i) 10 business days following a Stock Acquisition Date, which is the public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock (such person or group referred to herein as an Acquiring Person) or (ii) 10 business days following the commencement of a tender offer or exchange offer that would if consummated result in a person or group becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and will expire at the close of business on January 13, 2002, unless redeemed earlier by the Company as described below. Until the Distribution Date (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such certificates and
(ii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

     In the event that, at any time following the Distribution Date, a person becomes an Acquiring Person, then each holder of a Right (other than the Acquiring Person) will thereafter have the right to receive, (x) upon exercise and payment of the Purchase Price, Common Stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the Purchase Price of the Right or (y) at the discretion of the Board of Directors, upon exercise and without payment of the Purchase Price, Common Stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to the Purchase Price of the Right. For example, at a Purchase Price of $50.00 per Right, each Right not owned by an Acquiring Person (or by certain related parties) following the event set forth above would entitle its holder to purchase $100 worth of Common Stock (or other consideration, as noted above) for $50.00. Assuming that the Common Stock has a per share value of $10.00 at such time, the holder of each Right would be entitled to purchase 10 shares of Common Stock for a total aggregate purchase price of $50.00. However, Rights are not exercisable following the occurrence of the event set forth above until such time as the Rights are no longer redeemable by the Company as set forth below.

     In the event that, at any time following the Stock Acquisition Date, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, (ii) the Company is the surviving corporation in a merger with any Person (as defined in the Rights Agreement) and its Common Stock is changed into or exchanged for stock or other securities of any other Person or cash or any other property, or (iii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights held by an Acquiring Person or which previously have been exercised as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring Company having a value equal to two times the Purchase Price of the Right. The events set forth in this paragraph and in the immediately preceding paragraph are referred to as the Triggering Events.

     As noted above, following the occurrence of any of the events described above, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void.

     The Purchase Price payable, and the number of Preferred Stock Units or other securities or property issuable upon exercise of the Rights, are subject to amendment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination, or reclassification of, the Series 4 Preferred Stock, (ii) if holders of the

Series 4 Preferred Stock are granted certain rights or warrants to subscribe for Series 4 Preferred Stock or convertible securities at less than the current market price of the Series 4 Preferred Stock, or (iii) upon the distribution to holders of the Series 4 Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above). With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments amount to at least 1% of the Purchase Price. In addition, to the extent that the Company does not have sufficient shares of Common Stock issuable upon exercise of the Rights following the occurrence of a Triggering Event, the Company may, under certain circumstances, reduce the Purchase Price. No fractional Preferred Stock Units will be issued and, in lieu thereof, an adjustment in cash will be made.

     In general, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (payable in cash, Common Stock, or other consideration deemed appropriate by the Board of Directors), at any time until 10 business days following the Stock Acquisition Date. After the redemption period has expired, the Company's right of redemption may be reinstated if an Acquiring Person reduces its beneficial ownership to less than 10% of the outstanding shares of Common Stock in a transaction or series of transactions not involving the Company and there are no other Acquiring Persons. Immediately upon the action of the Board of Directors ordering redemption of the Rights, and without any notice to the holder of such Rights prior to such redemption, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.01 redemption price.

     Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

     Other than those provisions relating to the principal economic terms of the Rights (except with respect to increasing the Purchase Price under certain circumstances described in the Rights Agreement), any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company prior to the Distribution Date. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board in order to cure any ambiguity, to make changes that do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person) or to shorten or lengthen any time period under the Rights Agreement. However, no amendment to adjust the time period governing redemption shall be made when the Rights are not redeemable.

     One Right was distributed to shareholders of the Company for each share of Common Stock owned of record by them at the close of business on the Record Date. Until the Distribution Date, the Company will issue a Right with each share of Common Stock so that all shares of Common Stock have attached Rights. The Rights may be deemed to have certain anti-takeover effects. The Rights generally may cause substantial dilution to a person or group that attempts to acquire the Company under circumstances not approved by the Board of Directors of the Company. The Rights should not interfere with any merger or other business combination approved by the Board of Directors of the Company since the Board of Directors may, at its option, at any time prior to the close of business on the earlier of (i) the 10th business day following the Stock Acquisition Date or (ii) January 13, 2002, redeem all but not less than all of the then outstanding Rights at $0.01 per Right.

     Provisions Affecting Changes of Control and Extraordinary Transactions.  In
     ----------------------------------------------------------------------
addition to the Shareholder Rights Plan, certain provisions of the Company's Amended and Restated Certificate of Incorporation and By-laws and other agreements could have the effect of delaying, deferring, or preventing a change in control of the Company or other extraordinary corporate transaction.

  The Company's Amended and Restated Certificate of Incorporation and By-laws provide for classification of the Board of Directors into three classes, as nearly equal in number as possible, with one class of directors being elected each year for three-year terms. Under Delaware law, members of a classified board may be removed only for cause. Thus, at least two years would be required to effect a change of control in the Board of Directors, unless a shareholder had sufficient voting power to amend or repeal the Amended and Restated Certificate of Incorporation and By-law provisions relating to classification of the Board of Directors.

  In addition, the Amended and Restated Certificate of Incorporation imposes supermajority voting requirements for certain corporate transactions that apply if a majority of the Board of Directors has not served in such positions for at least 12 months. Under those circumstances, the approval of two-thirds of the voting power of the

Company's capital stock would be required in order for the Company to (i) merge with or consolidate into any other entity, other than a subsidiary of the Company, (ii) sell, lease, or assign all or substantially all of the assets or properties of the Company, or (iii) amend the voting provisions of the Amended and Restated Certificate of Incorporation. Other Amended and Restated Certificate of Incorporation provisions of the type referred to above include
(i) the denial of the right of holders of Common Stock to take action by written consent in lieu of at a shareholders' meeting and (ii) the ability of the Board of Directors to determine the rights and preferences (including voting rights) of the Company's authorized but unissued preferred stock, and then to issue such stock. Such By-law provisions include those that (i) require advance nomination of directors, (ii) require advance notice of business to be conducted at shareholders' meetings, and (iii) provide that shareholders owning at least 50% of the voting power of the capital stock are required to call a special meeting of shareholders.

  With the exception of the provision that authorizes the Board of Directors to fix the terms of and issue authorized but unissued shares of preferred stock, the approval of the holders of at least two-thirds of the voting power of the Company's capital stock is required to amend, alter, or repeal, or to adopt provisions inconsistent with, the Amended and Restated Certificate of Incorporation and By-law provisions described above, regardless of whether a majority of the members of the Board of Directors has served in such positions for more than 12 months at the time of such action.

  In addition, the 1989 Warrants described above provide that, if the Company is a party to a merger or other extraordinary corporate transaction in which the Company's outstanding Common Stock is exchanged for securities or other consideration (including cash), the holders thereof shall have the right to elect, within 60 days after notice, to receive, at the holder's election, (i) the consideration which the warrant holder would have received had the warrants been exercised immediately prior to the transaction or (ii) the number of shares of the acquiring party's voting stock determined by reference to a formula that gives effect to the fair market value of the consideration paid for the Company's Common Stock in the transaction. If such a transaction constitutes a Change of Control Event (as described above), each of the holders of the 1989 Warrants also has the right to exercise the warrants they hold within the 60-day notice period referred to above and receive cash in an amount equal to the fair market value of the highest per share consideration paid in connection with the transaction, computed as if the warrants had been exercised immediately prior to consummation of the transaction.

     Delaware Takeover Statute.  Section 203 of the Delaware General Corporation
     -------------------------
Law (the Delaware Takeover Statute) applies to Delaware corporations with a class of voting stock listed on a national securities exchange, authorized for quotation on an inter-dealer quotation system, or held of record by 2,000 or more persons, and restricts transactions which may be entered into by such a corporation and certain of its stockholders. The Delaware Takeover Statute provides, in essence, that a stockholder acquiring more than 15% of the outstanding voting shares of a corporation subject to the statute (an Interested Stockholder), but less than 85% of such shares, may not engage in certain Business Combinations with the corporation for a period of three years subsequent to the date on which the stockholder became an Interested Stockholder, unless (i) prior to such date the corporation's board of directors approved either the Business Combination or the transaction in which the stockholder became an Interested Stockholder or (ii) the Business Combination is approved by the corporation's board of directors and authorized by a vote of at least 66 2/3% of the outstanding voting stock of the corporation not owned by the Interested Stockholder.

  The Delaware Takeover Statute defines the term Business Combination to encompass a wide variety of transactions with or caused by an Interested Stockholder in which the Interested Stockholder receives or could receive a benefit on other than a pro rata basis with other stockholders, including mergers, certain asset sales, certain issuances of additional shares to the Interested Stockholder, transactions with the corporation which increase the proportionate interest of the Interested Stockholder, or transactions in which the Interested Stockholder receives certain other benefits.

Item 2.   Properties

   The Company's operations are conducted in leased facilities or in facilities provided by the federal government or other clients. The Company's headquarters is located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600.

     The Company's regional headquarters and other offices are listed on page 1 of this Report. Because the Company's operations generally do not require the maintenance of unique facilities, suitable office space is available for lease in all of the areas served. The Company believes that adequate space to conduct
its operations will be available for the foreseeable future.   For information
concerning an investment by the Company in the Fairfax, Virginia, land and buildings where the Company's headquarters are located, see Notes 4 and 10 to the consolidated financial statements.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 10.   Executive Officers of the Registrant

     The names of the Company's executive officers, who are elected annually, and their ages (as of March 20, 1998), principal corporate positions, and business experience are set forth below.

     Kenneth L. Campbell, 41, has been Executive Vice President and Chief Financial Officer of ICF Kaiser International, Inc. since July 1997. From July 1996 through June 1997, Mr. Campbell was Chief Operating Officer of Perseus, an international merchant bank based in Washington, D.C. He previously was employed by ICF Kaiser from 1988 through June 1996, holding a variety of senior management positions, including Senior Vice President and Treasurer (1994-1996) and Senior Vice President for Corporate Development (1993-1994). Mr. Campbell first worked for the Company in 1980 as an economic consultant, rejoining the Company in 1988 to assist with the acquisition of Kaiser Engineers. Mr. Campbell has been a director of ICF Kaiser International, Inc. since May 1997. Mr. Campbell graduated from Wesleyan University (B.A.) and the University of Pennsylvania, Wharton Graduate School of Finance (M.B.A.).

     James O. Edwards, 54, has been Chairman of the Board and Chief Executive Officer of ICF Kaiser International, Inc. since 1987. He also was President of ICF Kaiser International, Inc. from 1987 to 1990. In 1974, he joined ICF Incorporated, the predecessor of ICF Kaiser International, Inc. and was its Chairman and Chief Executive Officer from 1986 until the 1987 establishment of ICF Kaiser International, Inc. Mr. Edwards graduated from Northwestern University (B.S.I.E.) and Harvard University (M.B.A., High Distinction, George
F. Baker Scholar).

     Michael F. Gaffney, 48, has been Executive Vice President and Director of Corporate Development since July 1997. Mr. Gaffney joined ICF Kaiser International, Inc. in June 1994 as Vice President of Special Projects for the Engineering and Construction Group; he was Group Senior Vice President for Business Development of the Company's Engineers and Constructors Group immediately prior to his promotion in July 1997. For the nine years prior to joining ICF Kaiser, Mr. Gaffney held a number of management positions with Jacobs Engineering Group

Inc., leaving that firm as Vice President of Operations in Jacobs' Pasadena, California, office. Mr. Gaffney graduated from California Western College (B.S.).

     Michael K. Goldman, 46, has been an Executive Vice President since 1990 and the Chief Administrative Officer of the Company since 1995. He has held senior management positions in several of the Company's operating subsidiaries since 1980. Prior to joining the Company, Mr. Goldman was in the private practice of law. Mr. Goldman graduated from Harvard University (B.A., M.B.A. High Distinction, George F. Baker Scholar) and the University of California at Berkeley (J.D.).

     Thomas P. Grumbly, 48, has been President of the Environment and Facilities Management (EFM) Group of ICF Kaiser International, Inc. since its formation on January 1, 1998. He also is an Executive Vice President. He joined the Company in April 1997 as an Executive Vice President and President of the Company's Federal Programs Group and was responsible for combining the Company's private environmental practice with its federal programs practice into the EFM Group in late 1997. Mr. Grumbly was Under Secretary of the U. S. Department of Energy in 1997 prior to joining ICF Kaiser; he had been DOE's Assistant Secretary for Environmental Management prior to becoming Under Secretary. From 1987 to 1993 when he joined DOE, Mr. Grumbly was President of Clean Sites, Inc., a non-profit organization dedicated to solving U.S. hazardous waste problems. Mr. Grumbly graduated from Cornell University (B.A.), University of Toronto (M.A.), and the University of California, Berkeley (Master in Public Policy).

     Sudhakar Kesavan, 43, has been an Executive Vice President of the Company and President of the Company's Consulting Group since December 1996. He has held senior management positions in the Company's Consulting Group since 1983. Prior to joining the Company, Mr. Kesavan worked for the Indian subsidiary of the Royal Dutch/Shell company. Mr. Kesavan graduated from the Indian Institute of Technology (B. Tech), Indian Institute of Management (P.G.D.M.), and the Massachusetts Institute of Technology. (S.M.).

     Timothy P. O'Connor, 33, has been Senior Vice President and Treasurer of ICF Kaiser International, Inc. since February 1998. Mr. O'Connor joined the Company in May 1995 and became Vice President and Treasurer in January 1997. From 1990 until 1995, Mr. O'Connor was employed by Lockheed Martin Corporation of Bethesda, Maryland, where he held a number of financial positions, including assistant cash manager, project manager, and senior financial analyst. Prior to that, Mr. O'Connor worked for Lazard Freres and Co. of New York, as an accountant and institutional representative. Mr. O'Connor, who is a Certified Cash Manager, graduated from the University of Delaware (B.S.).

     Marcy A. Romm, 39, has been Senior Vice President and Director of Human Resources of the Company since 1993. She has held Human Resources positions at ICF Kaiser since 1984. Ms. Romm graduated from George Washington University (B.A., M.B.A.).

     Marc Tipermas, 50, has been President and Chief Operating Officer of ICF Kaiser International, Inc. since April 1997. He had been Executive Vice President and Director of Corporate Development for the Company from 1993 to 1997 and held senior management positions in several of ICF Kaiser's operating subsidiaries since joining the Company in 1981. From 1977 to 1981, Dr. Tipermas was employed by the U.S. Environmental Protection Agency where he was the Director of the Superfund Policy and Program Management Office from 1980 to 1981. Prior to joining EPA, he was Assistant Professor of Political Science at the State University of New York at Buffalo from 1975 to 1977. Dr. Tipermas has been a director of ICF Kaiser International, Inc. since 1993. Dr. Tipermas graduated from the Massachusetts Institute of Technology (S.B.) and Harvard University (A.M., Ph.D.).

     David Watson, 53, has been an Executive Vice President and President of the Engineers and Constructors Group since December 1995. From 1989 to November 1995, he was with Day & Zimmerman International, Inc., an engineering and construction firm. From 1989 to 1993 he was President of that firm's Advanced Dzign Systems; in 1993 he led that firm's venture into the international marketplace by taking the position of President of D&Z International, an off-shore international unit, where he established a strategy to pursue engineering and construction work in China and Russia. Prior to joining Day & Zimmerman, Mr. Watson was with Stearns Catalytic, Inc. and Burmah Oil Company. Mr. Watson graduated from Loughborough University of Technology, Loughborough, Leicestershire, England (B. Tech).

     Paul Weeks, II, 54, has been Senior Vice President, General Counsel, and Secretary of ICF Kaiser International, Inc. since 1990. He joined ICF Incorporated in May 1987 as its Vice President, General Counsel, and Secretary. From 1973 to 1987 he was employed by Communications Satellite Corporation, where from 1983 to 1987 he was Assistant General Counsel for Corporate Matters. Mr. Weeks graduated from Princeton University (B.S.E.E.) and The National Law Center of George Washington University (J.D.).


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Since September 14, 1993, the Common Stock has traded on the New York Stock Exchange (NYSE) under the symbol "ICF". At March 11, 1998, the Company's record date for its 1998 Annual Meeting of Shareholders, there were 1,502 shareholders of record; the Company believes that there are approximately 4,500 beneficial owners of Common Stock.

     On March 20, 1998, the closing price of the Common Stock as reported by the NYSE was $2.8125. The following table sets forth, for the periods indicated, the high and low sales prices on the NYSE for the Common Stock:

                                    Common Stock Price
                                                                            High                Low
Year Ended December 31, 1996
          First Quarter.............................................             $4.375             $2.625
          Second Quarter............................................              3.375              2.375
          Third Quarter.............................................              3.250              2.000
          Fourth Quarter............................................              2.375              1.750
Year Ended December 31, 1997
          First Quarter.............................................             $2.625             $1.875
          Second Quarter............................................              2.750              1.875
          Third Quarter.............................................              2.875              2.125
          Fourth Quarter............................................              2.813              2.000

     The Company's Transfer Agent and Registrar is First Chicago Trust Company of New York, P.O. Box 2536, Jersey City, NJ 07303-2536. The
Shareholder Relations telephone number is (201) 324-0498, and the First Chicago Web site address is http://www.fctc.com.

     The Company has never paid cash dividends on its Common Stock. The Board of Directors anticipates that no cash dividends will be paid on its Common Stock for the foreseeable future and that the Company's earnings will be retained for use in the business.

     The Board of Directors determines the Company's Common Stock dividend policy based on the Company's results of operations, payment of dividends on preferred stock, financial condition, capital requirements, and other circumstances. The Company's debt agreements currently do not permit dividends to be paid on its capital stock. See Note 5 to the consolidated financial statements.

Item 6.   Selected Financial Data

     The selected consolidated financial data of the Company for the years ended December 31, 1997 and 1996, the ten months ended December 31, 1995, and each year in the two-year period ended February 28, 1995, have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 1997, financial statements.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (in thousands except per share data)

                                                                                 Ten Months
                                               Year Ended       Year Ended          Ended         Year Ended February 28,
                                              December 31,     December 31,     December 31,      -----------------------
                                                 1997             1996             1995             1995           1994
                                              ------------     ------------     ------------     -----------   ------------
STATEMENT OF OPERATIONS DATA:
Gross revenue                                  $ 1,108,116      $ 1,248,443       $ 916,744        $ 861,518     $ 651,657
Service revenue(1)                                 426,086          532,116         425,896          459,786       382,708
Operating income (loss)                             18,069           21,180          17,505           13,688        (5,230)
Income (loss) before income taxes, minority
  interest, and extraordinary item                   2,561           14,484           6,303            1,239       (12,877)
Income (loss) before minority interests and
  extraordinary item                                 5,880           11,877           4,212           (1,661)      (12,528)
Net income (loss) before extraordinary item         (4,987)           5,834           2,252           (1,661)      (12,528)
Net income (loss)                                   (4,987)           5,834           2,252           (1,661)      (18,497)
Net income (loss) available for common
  shareholders                                      (4,987)           3,656             449           (3,815)      (25,322)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    Before extraordinary item                  $     (0.22)     $      0.17       $    0.02        $   (0.18)    $   (0.92)
    Extraordinary loss on early
      extinguishment of debt                            -                -               -                -          (0.29)
                                               -----------      -----------       ---------        ---------     ---------
          Total                                $     (0.22)     $      0.17       $    0.02        $   (0.18)    $   (1.21)
                                               ===========      ===========       =========        =========     =========

Weighted average common shares
  outstanding - basic                               22,382           22,035          21,132           20,957        20,886
Weighted average common shares
  outstanding - diluted                             22,382           22,057          21,606           20,957        20,886

BALANCE SHEET DATA (END OF PERIOD):
Total assets                                   $   398,466      $   365,973       $ 369,517        $ 281,422     $ 281,198
Working capital                                     90,521          113,898          84,589           91,640        87,648
Long-term liabilities                              145,590          161,951         125,818          133,130       130,752
Redeemable preferred stock                              -                -           19,787           19,617        20,212
Shareholders' equity                                27,327           34,892          28,427           27,624        30,780

-------------------
(1) Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

  The Company achieved several important milestones in 1997 that will better position it for long-term expansion and profitable growth. Through sales successes, cost reductions, and cost-containment initiatives, the Company replaced significant 1996 earnings that did not recur in 1997. More specifically, the Company was forced to address and minimize the impact of the loss of the rebid for its then single largest contract, the Management and Integration Services contract with the U.S. Department of Energy's Hanford Nuclear Site, which had contributed $12.0 million to the Company's 1996 operating results. Additionally, the Company sold for a pretax profit of $9.4 million the majority of its interests in entities owning and operating a pulverized coal injection facility, which in 1996 generated over $5.6 million in operating margins .

  The Company continued to grow internationally and completed the formation of several important strategic teaming relationships with other major international companies. Many marketing activities targeting large contracts have been successful. The Company believes these successes will continue because the Company has proven abilities and resources that give it a competitive advantage in serving both government and commercial customers.

     The Company achieved improved diversification in its customer base in 1997. In addition to the continued focus on customer diversification, the Company is also experiencing a shift in the mix of the types of contracts under which it performs. The large commercial project market will continue to require the Company to undertake fixed-price contracts in which the Company retains more performance risk than in other contract types. Due to this risk transfer element, these types of contracts can contain premiums for potentially higher profit margins than cost-reimbursable type contracts, but this contract type can also pose more risk. For example, the 1997 results would have been significantly better if not for a fourth-quarter negative adjustment of $6.9 million to operating income for the adverse impacts of cost overruns on a fixed-price contract involving the construction of a plant to produce nitric acid scheduled for completion in 1998 -- the Company's first significant overrun on a fixed-price project since 1992. As a result of this overrun, the Company is adding increased emphasis on its internal policies and activities with the aim of strengthening the management processes needed in performing this type of work.

  The Company ended 1997 with $4.1 billion in contract backlog. The reduction from $4.7 billion at December 31, 1996, is due primarily to the impact of the completion of another year of the Rocky Flats contract which resulted in the conversion of approximately $600 million of the 1996 backlog into revenue in 1997. Exclusive of the Rocky Flats backlog at December 31, 1997, the Company's backlog grew by 4% over December 31, 1996. The backlog at December 31, 1997, was distributed among the Company's business base in similar proportions to last year.

  Beyond 1997, in addition to growth expected from new business development, the Company will continue to evaluate reasonable opportunities for acquisitions that will enhance and complement its customer offerings. Although 1997 operating results were not significantly impacted by any major acquisitions, the Company did complete an acquisition on March 17, 1998, of a construction management company specializing in fabrication plants and other facilities for semiconductor and microelectronics customers. The acquired company will continue servicing its primary customers while expanding that base and integrating the Company's engineering capability to grow the business and improve profit margins.

     Highlights by the Company's operating groups are as follows (in millions):

                                                               Year Ended                       Year Ended
                                                            December 31, 1997                December 31, 1996
                                                   ------------------------------------------------------------------
                                                          Gross          Service           Gross          Service
                                                         Revenue         Revenue          Revenue         Revenue
                                                   ------------------------------------------------------------------
Environment and Facilities Management                      $  649.6           $206.5        $  895.8           $323.6
Engineers and Constructors                                    367.9            148.8           266.8            136.7
Consulting (1)                                                 90.8             69.6            86.9             68.4
Other                                                          (0.2)             1.2            (1.0)             3.4
                                                           --------           ------        --------           ------
                                                           $1,108.1           $426.1        $1,248.5           $532.1
                                                           ========           ======        ========           ======


(1) During 1996, the Group accelerated its ability to invoice certain indirect costs on cost-reimbursable contracts, resulting in $3.3 million of revenue.

Environment and Facilities Management Group (EFM)

     The EFM Group derives significant revenue from several large environmental projects with the federal government. One of these projects is the U.S. Department of Energy's Rocky Flats Closure Project. This project generated 1997 gross revenue of $588.7 million, an increase of $44.9 million, or 8%, over 1996. Other growth is largely attributable to Total Environmental Restoration Contracts (TERCs) in Baltimore and Sacramento for the U.S. Army Corps of Engineers, which have a maximum contract value of $590 million. In 1997, EFM was awarded $82.3 million in task orders under these two TERCs. Gross revenue generated from the TERC projects totaled $20.5 million in 1997, an increase of $18.4 million over 1996. Beyond 1997, EFM is also focusing on developing a line of business to address facilities privatization and outsourcing opportunities with the U.S. government.

Engineers and Constructors Group (E&C)

     In November 1997, the E&C Group successfully completed the majority of the first phase of the Group's largest project, to construct a mini-mill for an integrated steel maker in the Czech Republic. This project represented $78.8 million of the Group's total $101.1 million increase in 1997 gross revenue over 1996. The second and larger phase of the project continues to be a major activity for the Group in 1998. The Group's Asia-Pacific region also achieved significant revenue and margin growth in 1997, which is expected to continue in 1998.

     During 1997, notwithstanding the provision for the nitric acid project, the E&C Group continued its efforts to improve profitability of its domestic operations. These efforts included management changes, cost-reduction initiatives, improved training and project management reviews, as well as redirection of marketing efforts to concentrate on large-scale projects. The ability of the E&C Group to increase its operating income is directly dependent upon the success of the Company's marketing strategies on large-scale projects and upon profitable management of awarded work.

Consulting Group

     The Consulting Group completed 1997 with the highest gross revenue, almost $91 million, and with the largest work force in its history, now totaling nearly 700 employees. The Consulting Group historically has derived significant revenue from the U.S. Environmental Protection Agency (EPA) -- a client that the Company is firmly committed to serving. Notably, in 1997, the percentage of the Group's revenue derived from EPA represented less than half of the total Consulting Group revenue for the first time. The Group's successful diversification strategy has expanded the customer base to include international, private-sector, and other federal and state agencies and departments while maintaining the volume of revenue from EPA. Business development efforts in all five lines of business -- energy, environment, economic and community development, transportation, and information management-- are directed at broadening the Group's base of customers.

RESULTS OF OPERATIONS

     Selected elements of the Consolidated Statements of Operations are summarized in the following table (dollars in millions):


                                                                     Year Ended          Year Ended       Ten Months Ended
                                                                    December 31,        December 31,        December 31,
                                                                        1997                1996              1995 /(1)/
                                                               -----------------------------------------------------------
Gross revenue                                                             $1,108.1            $1,248.4            $  916.7
Service revenue                                                           $  426.1            $  532.1            $  425.9
Service revenue as a percentage of gross revenue                              38.5%               42.6%               46.5%
Operating expenses as a percentage of service revenue:
   Direct labor and fringe benefits                                           68.0%               71.5%               71.8%
   Group overhead                                                             20.3%               18.0%               16.1%
   Corporate general and administrative                                        5.2%                4.6%                6.0%
   Depreciation and amortization                                               2.3%                1.9%                2.0%
Operating income as a percentage of service revenue                            4.2%                4.0%                4.1%



/(1)/ Effective December 31, 1995, the Company changed its annual reporting period from a fiscal year ending on February 28 to a calendar year ending on December 31. As a result, the accompanying consolidated financial statements include only ten months of operations in 1995.


  Typically, it is not the results from any individual contract that most effectively depict developments in the financial operations of a contracting business; however, as the Company continues in the execution of a strategy favoring a shift toward larger projects, the timing of activities on such large projects has generated and could continue to generate results that do not adequately explain trends in the underlying business unless their individual results are understood.

  A key element in the analysis of the Company's results of operations for the periods reported herein is the impact on gross revenue and service revenue of the operations of two of the Company's largest contracts. In April 1995, the U.S. Department of Energy awarded Kaiser-Hill Company, LLC (Kaiser-Hill) with the Rocky Flats contract. Kaiser-Hill is equally owned by the Company and CH2M Hill Companies, Ltd. The cost-reimbursable contract is for a five-year term with a total award value expected of $3.0 billion. The operating results of Kaiser-Hill are consolidated with the Company's other majority-owned or -controlled subsidiaries and have had significant impact on trends in the consolidated results during the early phases of the contract. In August 1996, the Company was unsuccessful in its rebid to provide management and integration services to the U.S. Department of Energy (DOE) for the Hanford Site in Richland, Washington (the Hanford contract). Additionally, the Company's then-existing contract to perform services at Hanford, scheduled for expiration in March 1997, was effectively terminated on October 1, 1996.

Gross Revenue

     The following graph depicts the gross revenue impact of these two contracts discussed above, as well as the remainder of the Company's business.

                              [graph appears here]

     Excluding the Rocky Flats and Hanford contracts, gross revenue increased by $107.3 million, or 26.0%, from 1996 to 1997. Approximately $59.6 million, or 55.5%, of this increase was due to large quantities of direct material purchases for a contract to construct a mini-mill for an integrated steel maker in the Czech Republic. Gross revenue also increased in each of the Company's business areas, most notably from operations in international sectors, particularly in the European and Asia-Pacific regions. The Hanford contract generated $293.4 million, or 23.5%, of total 1996 gross revenue and Rocky Flats gross revenue increased by $45.0 million, or 8.3% from 1996.

     Had the reported amounts for 1995 included the actual results for a full 12 months, 1996 gross revenue would have increased over 1995 by $202.5 million, or 19%. Excluding the Rocky Flats and Hanford contracts, gross revenue increased $28.7 million, or 7.5%, in 1996 over 1995. Gross revenue from the Rocky Flats contract increased by $266.2 million, or 96%, in 1996 over the contract's start-up year in 1995. Conversely, the termination of the Hanford contract in 1996 accounts for a $92.4 million, or 24%, decrease in gross revenue from 1995.

     The Company recognized a provision for contract loss of $6.9 million in the fourth quarter of 1997, representing the financial statement impact of cost overruns on a large fixed-price nitric acid project scheduled to be completed in 1998. Such an adjustment on a fixed-price project was the first for the Company since 1992. The Company intends to pursue claims vigorously with various parties related to this contract, which may result in reductions in the estimated loss at contract completion.

     Late in 1997, the Company entered into several new joint-venture arrangements for the purpose of executing several large contract awards and for bidding on future large contract opportunities. Operating activities of the newly created ventures were not significant to the Company's consolidated results of operations in 1997. However, as the use of joint ventures continues to be an increasingly important market force in the Company's ability to win large contracts, it is possible that larger portions of the Company's operating results will be generated by entities that will not be consolidated with the remainder of the Company's subsidiaries for financial reporting purposes, but will instead include only the Company's equity in the joint-venture results.

Service Revenue

  Service revenue is derived by deducting the costs of subcontracted services and third-party direct material costs from gross revenue and adding the Company's equity in income of unconsolidated joint ventures and affiliated companies. Management regularly analyzes operating margins and other ratios in relation to service revenue rather than gross revenue believing that the resulting ratios more appropriately reflect the Company's direct activities. The following graph depicts the service revenue impact of the two contracts discussed above, as well as the remainder of the Company's business.

                              [graph appears here]

     Excluding the Rocky Flats and Hanford contracts, service revenue increased by $15.8 million, or 6.4%, from 1996 to 1997. The increase, most notably, was generated by those operations in the Company's European and Asia-Pacific regions. The total decrease, however, in 1997 service revenue compared to 1996 of $106.0 million, or 19.9%, is due primarily to the Hanford contract which generated $119.2 million, or 22.4%, of total service revenue in 1996. Equity in income of joint ventures and affiliates also decreased by $1.7 million due primarily to the sale of the majority of the Company's interests in entities owning and operating a pulverized coal injection facility in December of 1996.

     Had the reporting period for 1995 included the actual results for a full 12 months, service revenue would have been higher by $67.8 million and total service revenue growth in 1996 would have been $38.4 million or 7.8%. The total growth was a combination of the Rocky Flats contract generating an additional $76.7 million in service revenue in 1996; a $45.2 million, or 27%, decrease in service revenue from the Hanford contract; and all other business activities collectively achieving a $7.2 million, or 3.0%, increase in service revenue in 1996 over 1995.

     Service revenue as a percentage of gross revenue decreased from prior years by 9.6% and 8.4% in 1997 and 1996, respectively, as larger amounts of direct material purchases and subcontracted services were required for the contracts performed during those years. If the Company continues to grow in the areas of large environmental monitoring and facilities management activities and in larger engineering and construction projects, this trend in lower service margin percentages may continue.

Operating Expenses

     Direct labor and fringe benefit costs decreased $90.8 million, or 23.8%, from 1996 to 1997. The loss of the Hanford contract accounted for $102.1 million of the decrease and the Rocky Flats contract resulted in a decrease of $9.3 million. Direct labor and fringe benefit costs for all of the Company's other business activities increased in 1997 over 1996 by $20.5 million, or 16.6%.

     Direct labor and fringe benefit costs as a percentage of service revenue decreased to 68.0% in 1997 from 71.5% in 1996. This reduction is largely the result of a fixed-price project that generated $12.3 million of gross margin (service revenue less direct labor and fringe benefit costs) for which direct labor and fringe benefit costs represented only 20.9% of its total service revenue in 1997. This contract's gross margin represented 9.2% of the Company's total contract gross margin generated in 1997. Based on the remaining uncompleted phases of the contract, management does not expect the gross margin results to remain at 1997 levels, and the significance of this single project to the Company's overall operating results is expected to decline after 1997.

     The direct labor and fringe benefit costs increased $74.3 million between the ten months ended December 31, 1995 and calendar 1996. The additional two months in 1996 versus 1995 represents $34.9 million, or 47.0%, of the increase. The first full year of operations of the Rocky Flats contract in 1996 accounted for an increase in direct labor and fringe benefit costs of $69.5 million. Federal budget reductions at the Hanford Site and the effective termination of the Hanford contract on October 1, 1996 resulted in a reduction in these costs of $47.0 million. Direct labor and fringe benefit costs for all other contract activities increased by $16.9 million, or 15.8% in 1996 over 1995.

     Excluding the Rocky Flats and the Hanford contracts, the Company's direct labor and fringe benefit costs as a percentage of service revenue were 55.6%, 50.4%, and 48.1% for the fiscal periods ended December 31, 1997, 1996, and 1995, respectively.

                              [graph appears here]

     General and administrative, or indirect, expenses are incurred within each of the Company's operating groups and at the corporate level. Total group overhead represents those general and administrative costs incurred by the Company's operating groups for which an indirect benefit is generally not derived by any other operating group. Conversely, corporate general and administrative costs consist of expenses incurred by the Company which provide some indirect benefit to all operating groups. Total indirect expenses, including depreciation and amortization, decreased by $12.1 million, or 9.3%, in 1997 from 1996 as a result of the Company's cost-reduction initiatives undertaken in late 1996 and 1997. Significant reductions were realized in indirect salaries, facilities expenses, consultants costs, and amortization expense. Total indirect expenses remained flat in 1996 versus 1995 as increased marketing efforts directed at large-scale domestic and international contract opportunities were offset by reductions in corporate general and administrative expense spending.

Gain on Sale of Investment

     In December 1996, the Company sold the majority of its interests in entities owning and operating a pulverized coal injection facility for $16.6 million, resulting in a $9.4 million pretax gain in 1996. The buyer exercised its option on January 5, 1998, to purchase the remaining investment for $2.4 million. The Company recognized a total pretax gain on the latter option of $1.0 million during 1997 as the carrying value of the option was increased to reflect fair market value. The Company's investment in this operation generated $0.8 million and $2.8 million in equity income in 1997 and 1996, respectively.

Interest Expense

     Interest expense increased $0.9 million in 1997 from 1996. An increase in interest expense of $1.8 million was a result of the Company's 1996 issuance of $15 million in 12% Senior Notes due in 2003, the proceeds from which were used to redeem preferred stock. This increase in interest expense was offset partially by a one-time, $0.9 million reduction in interest expense as a result of the Company's favorable resolution of potential interest costs associated with a foreign income tax matter. Interest expense increased a total of $4.1 million in 1996 over 1995, $2.7 million because of the additional two months in the 1996 reporting period versus 1995, and an additional $1.2 million in 1996 due to the interest rate on the Company's 12% Subordinated Notes due in 2003 being increased effective March 8, 1996, from 12% to 13%. The Company's average annual debt outstanding and the related average effective interest rates for 1997, 1996, and the ten months ended December 31, 1995, were $140.8 million and 13%, $131.0 million and 13.2%, and $123.7 million and 12.9%, respectively.

     Interest income increased by $0.5 million in 1997 over 1996 as a result of the earnings on increased available cash balances. The Company's cash flows generated a net increase in cash, after foreign currency conversion, at December 31, 1997, of $2.4 million over December 31, 1996.

Income Tax Expense

     The Company recognized a tax benefit totaling $3.3 million in 1997 versus a tax expense of $2.6 million in 1996. The income tax provision for both years excludes the third-party's ownership interest in Kaiser-Hill's income because Kaiser-Hill is a flow-through entity for tax purposes. The Kaiser-Hill third-party ownership interest exclusion for 1997 was larger than in 1996 due to greater Kaiser-Hill income, thereby positively affecting the 1997 tax provision by $1.7 million. Furthermore, in 1997, the Company completed a research and experimental expenditures study for certain open tax years resulting in the recognition of an income tax benefit of $1.9 million for research tax credits. The tax expense for 1996 also reflects the reversal of valuation allowances on deferred tax assets totaling $2.1 million, whereas no such reversal occurred in 1997. This valuation allowance reversal also represents the primary difference between the 18% effective tax rate in 1996 versus the 33.2% effective tax rate for 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The Company generated significant cash flows from operations during 1997, due in part to increased activity in large commercial projects that had provisions in the contract terms for milestone-based payments. Differences in the timing of the cash payments made to suppliers on some of these large projects versus the collection of customer trade receivables also contributed favorably to the 1997 cash flows. Cash flows generated from operations in 1996 were impacted favorably by similar timing differences and impacted negatively by the Company's timing of supplier payments made related to the termination of the Hanford contract in late 1996.

     Total investing cash flows of $8.0 million were generated from several non-recurring transactions. Proceeds totaling $16.5 million from the December 31, 1996, sale of the majority of the Company's ownership interests in the pulverized coal injection facility were collected in 1997. The Company's $4.9 million use of cash for fixed asset purchases in 1997 remained relatively consistent with that of 1996 and includes the implementation costs of new accounting and project management software, which began in 1995 and increased in 1996. The Company anticipates completing the majority of this software project in 1998.

     On November 12, 1997, the Company entered into an investment, the purpose of which was to reduce significantly remaining fixed operating lease costs for the corporate headquarters. The Company obtained a percentage ownership in the underlying leaseholds and buildings as a result of this investment. The Company contributed $1.5 million for a 20% ownership interest in a limited liability company (the Investment Company) and other investors contributed $4.5 million for the remaining 80% ownership interest. The Company also committed to make additional annual capital contributions to the Investment Company totaling $600,000 during each of the first three years and $700,000 during each of the fourth through ninth years of the Investment Company. The

Investment Company, in turn, contributed $6 million in exchange for a 20% ownership interest in a limited liability company (the Operating Company) that leases the property and owns the buildings leased primarily by the Company for its corporate headquarters. The Operating Company agreement provides that the Investment Company ownership will increase to 80% in fixed annual 12% increments in each of the 11th through 15th year of the Operating Company. The ownership percentage of the other investors will be correspondingly decreased. Finally, under a separate option agreement, the Investment Company has an option to purchase the property on which the Company's corporate headquarters buildings are located.

     Management estimates that this investment and associated lease restructuring will reduce the Company's facilities commitment costs by up to $14 million over the life of this new investment/leasing relationship with approximately $11 million of the savings being realized in the first five years. Transaction costs totaling $1.7 million will be amortized over 15 years of the life of the Operating Company.

     Financing activities in 1997 included the net repayment of $16.5 million in borrowings outstanding on the Company's revolving credit facility and $13.9 million in distributions of Kaiser-Hill earnings to the minority interest owner.

     In December 1997, the Company entered into an amended and restated revolving credit facility, retaining many of the same terms as the former facility, while increasing total borrowing capacity by $25 million to a total of $65 million. As of December 31, 1997, the Company's total available capacity under the facility, as limited by the facility and by the indentures of its Senior and Subordinated Notes, was $60 million. Total available borrowing is based on certain percentages of the Company's total accounts receivable which qualify to serve as collateral. On December 31, 1997, the Company had $4.0 million outstanding in cash borrowings, $22.7 million outstanding in contract performance letters of credit, and $22.7 million of additional credit available.

     Partially as a result of recording a $6.9 million provision for the financial statement impacts of cost overruns on a fixed-price nitric acid project, discussed under Overview, the Company was not in compliance with certain financial covenants of the revolving credit facility at December 31, 1997. On March 12, 1998, the Company obtained an amendment to the credit facility that excludes the relevant project results from inclusion in the computations of these covenants. This amendment also requires the Company to update the banks with respect to the total costs to complete the referenced project and to obtain the banks' consent prior to making certain large acquisitions. Management anticipates being able to comply with all covenants set forth in the amended credit facility.

  Financing activities in 1996 consisted mainly of the private placement issuance on December 23 of 15,000 Units, each Unit consisting of $1,000 principal amount of the Company's 12% Senior Notes due 2003, Series A (Series A Senior Notes). The net proceeds from the issuance of the Series A Senior Notes and borrowings under the credit facility were used to repurchase the majority of the Company's Series 2D Senior Preferred Stock and Series 2D Warrants in December 1996 for $20 million. The Series A Senior Notes were exchanged for substantially identical Series B Senior Notes in March 1997.

  Kaiser-Hill has a $50 million receivables purchase facility to support its working capital requirements under the Rocky Flats contract. The facility contains certain program fees, specified minimum tangible net worth requirements, and default provisions for delinquent receivables. The facility expires on June 30, 1998, and is non-recourse to Kaiser-Hill's owners. The Company anticipates being able to renegotiate the facility in annual increments beyond the 1998 expiration.

  Lastly, the Company experienced a significant devaluation in the reported value of its foreign currency in 1997 primarily from balances denominated in Australian dollars. The Australian currency values have experienced declines in value as a result of the Asian financial crisis that surfaced in the fourth quarter of 1997. The Company, however, has not experienced any losses to date as a result of the decline in the currency valuation or from the Asian financial crisis.

Liquidity and Capital Resource Outlook

  The Company believes that current projected levels of cash flows, together with the availability of financing under the Company's revolving credit facility, will be adequate to conduct planned business activities, debt service requirements, planned investments, and capital expenditures and to ensure compliance with debt covenants for the near term. The Company does, however, continually explore options that would provide additional capital for longer-term objectives and operating needs, including replacements for the Company's long-term debt and additional equity infusions. The Company may take advantage of the near-term opportunity to redeem the Series B Senior Notes and the Subordinated Notes, both due in 2003, which can be called on December 31, 1998, at an 8% call premium.

  The revolving credit facility limits the Company's ability to make acquisitions and other investments, and the indentures governing the Company's Series B Senior Notes and Subordinated Notes limit the Company's ability to make restricted payments, including certain payments in connection with investments and acquisitions. These revolving credit facility and indenture limitations would make it likely that the Company would issue additional equity securities in order to fund any significant acquisitions or to invest significant amounts in joint ventures throughout the terms of the limitations.


OTHER MATTERS

Acquisition

  On February 18, 1998, the Company's Board of Directors approved the acquisition of ICT Spectrum Constructors, Inc., a contractor based in Boise, Idaho, specializing in construction management of fabrication plants for semiconductor and microelectronics manufacturers. The transaction closed on March 17, 1998, and business will continue under the name ICF Kaiser Advanced Technology, Inc. Each share of ICT Spectrum stock was exchanged for shares of ICF Kaiser stock, resulting in the issuance of 1.5 million new unregistered shares of ICF Kaiser common stock. The exchanged ICF Kaiser shares carry a guarantee that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock. Given that the fair market value of each share of stock currently is significantly below the amount of the guarantee and that the Company's current revolving credit facility and indentures restrict the amount of cash that can be used to make up the shortfall, the Company will be required to assume that any periodic shortfall from the guaranteed price will be settled through the issuance of additional shares of common stock. Under the terms of the acquisition, however, total contingently issuable shares of common stock cannot exceed 1.5 million. Any contingent shares assumed issued will be included in the diluted earnings per share calculations for applicable future reporting periods until the earlier of the contingency resolution or March 1, 2001. The new shares issued to complete the acquisition also contain restrictions preventing their sale prior to March 1, 2001. The acquisition will be accounted for as a purchase and will generate approximately $5.0 million in goodwill, which will be amortized over 12 years.

Impact of Year 2000 Issue

     Similar to many organizations that use computer programs in their operations, the Company is addressing the impact of the Year 2000 issue on its business. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, generate financial information, or engage in similar normal business activities.

     Management's ongoing assessment of its business software tools combined with the impending risks of the Year 2000 issue led the Company in 1995 to begin investment in new financial and project management software.

The implementation of the new application began in 1995, and all phases of implementation are scheduled for completion by the end of 1998. The Company then should have sufficient time to test new applications prior to the year 2000. Some of the applications have been operating since 1996. Because the Company is replacing its main business software applications, the costs of the new software, external consultants, and the internal cost of implementation labor is being capitalized and amortized over a period of three years. This investment in the new software application was $0.9 million in 1997, $2.6 million in 1996, and $1.4 million in 1995. Depreciation expense related to these investments totaled $0.9 million in 1997 and $0.6 million in 1996. The total remaining costs of this Year 2000 project is estimated to be less than $2.0 million.

     Apart from internal risks associated with the Year 2000 issue, the Company does not believe that it has significant exposures from third parties with whom
it transacts business.   The Company also is evaluating the potential for Year
2000 processing issues in products or services that it has sold to customers. Based on the service orientation of the Company's business, management does not anticipate significant exposures from customers related to Year 2000 issues.

Forward-Looking Statements

     From time to time, certain disclosures in reports and statements released by the Company, or statements made by its officers or directors, will be forward-looking in nature. These forward-looking statements may contain information related to the Company's intent, belief, or expectation with respect to contract awards and performance, potential acquisitions and joint ventures, and cost-cutting measures. In addition, these forward-looking statements contain a number of factual assumptions made by the Company regarding, among other things, future economic, competitive, and market conditions. Because the accurate prediction of any future facts or conditions may be difficult and involve the assessment of events beyond the Company's control, actual results may differ materially from those expressed or implied in such forward-looking statements.

     The Company is availing itself of the safe harbor provisions provided in the Private Securities Litigation Reform Act of 1995 by cautioning readers that forward-looking statements that use words such as the Company "anticipates," "expects," "estimates," and "believes" are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. These forward-looking statements will be contained in the Company's federal securities laws filings or in written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts, and others. Any such written or oral forward-looking statements should be considered in context with the risk factors discussed below:

 . the Company may not be able to maintain existing contracts at current levels and may not be able to realize increased contract performance levels assumed for contracts. The Company is involved in a number of fixed-price contracts under which the Company can benefit from cost savings or performance efficiencies, but if certain pricing and performance assumptions prove inaccurate, unrecoverable cost overruns can occur.

 . the Company may not be awarded new contracts for which it is competing in its established markets or these awards may be delayed; in addition, the Company may not be able to win contracts in the new markets it is targeting. General economic conditions in the international arena, especially the Asia-Pacific region, could negatively impact the Company's current international business and its ability to expand into new international markets.

 . the Company is very dependent on federal government contracts, which are subject to annual funding approvals and cost audits, and may be terminated at any time, with or without cause; a large number of federal government contracts are included in the Company's contract backlog, which potentially means that not all contract backlog will become future revenue of the Company.

 . the Company may not be able to complete acquisitions and/or enter into joint ventures, and if completed, acquisitions and joint ventures may take more time to contribute favorably to the Company's financial results than is currently assumed. The Company is highly leveraged and is subject to restrictive covenants that limit its ability to fund potential acquisitions and joint ventures beyond certain levels established in its debt agreements.

 . a large portion of the Company's business has been and is generated either directly or indirectly as a result of federal and state environmental laws, regulations, and programs; a reduction in the number or scope of these laws, regulations, or programs could materially affect the Company's business. In addition, environmental work poses risks of large civil and criminal liabilities for violations of environmental laws and regulations, and liabilities to customers and to third parties for damages arising from the Company's performing environmental services to its clients. A large fine or penalty imposed on the Company could negatively impact contract performance fees under certain existing contracts or otherwise negatively affect the Company's financial results.


Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data appear on pages F-1 through F-31 and S-1 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

  Information regarding the directors of the Registrant is included under the caption "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the Proxy Statement) and is incorporated herein by reference. Information regarding executive officers of the Registrant is included under a separate caption in Part I hereof. Information regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

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

Item 13.   Certain Relationships and Related Transactions

  Information regarding this item is included under the captions "Compensation & Human Resources Committee Interlocks and Insider Participation," "Agreements and Transactions with Certain Directors and Nominees," "Agreements and Transactions with Executive Officers Named in the Summary Compensation Table," and "Agreements and Transactions with Other Executive Officers" in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                     (a) Documents filed as part of this Report

                                                                                                          Page
1.  Consolidated Financial Statements of ICF Kaiser International, Inc. and Subsidiaries
    a.    Report of Independent Accountants..............................................................  F-1
    b.    Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996......................  F-2
    c.    Consolidated Statements of Operations for the years ended December 31, 1997 and 1996, and the ten months ended December 31, 1995.............................................................  F-3
    d.    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997 and 1996, and the ten months ended December 31, 1995.....................................................  F-4
    e.    Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996, and the ten months ended December 31, 1995.....................................................  F-5
    f.    Notes to Consolidated Financial Statements.....................................................  F-6

2.  Supplemental Schedule Relating to the Consolidated Financial Statements of ICF Kaiser International,
    Inc. and Subsidiaries for the years ended December 31, 1997 and 1996, and the ten months ended
    December 31, 1995.
    a.    Schedule II: Valuation and Qualifying Accounts.................................................  S-1

  All Schedules except the one listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

                                  (b) Exhibits

3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).


Exhibit No. 3 -- Articles of Incorporation and By-laws of the Registrant
------------------------------------------------------------------------

3(a) Restated Certificate of Incorporation of ICF Kaiser International, Inc. (restated through June 26, 1993) (Incorporated by reference to Exhibit No. 3(a) to Quarterly Report on Form 10-Q (Registrant No. 1- 12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

3(b) Amended and Restated By-laws of ICF Kaiser International, Inc. (as amended through June 23, 1995) (Incorporated by reference to Exhibit No. 3(b) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1995 filed with the Commission on October 13, 1995)

Exhibit No. 3 -- Articles of Incorporation and By-laws of the Subsidiary
------------------------------------------------------------------------
Guarantors
----------

3(c) Articles of Incorporation of Cygna Consulting Engineers and Project Management, Inc. (Incorporated by reference to Exhibit No. 3(c) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

3(d) By-laws of Cygna Consulting Engineers and Project Management, Inc. (Incorporated by reference to Exhibit No. 3(d) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10,
1997)

3(e) Certificate of Incorporation of ICF Kaiser Government Programs, Inc. (Incorporated by reference to Exhibit No. 3(e) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

3(f) By-laws of ICF Kaiser Government Programs, Inc. (Incorporated by reference to Exhibit No. 3(f) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

3(g) Certificate of Incorporation of PCI Operating Company, Inc. (Incorporated by reference to Exhibit No. 3(g) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

3(h) By-laws of PCI Operating Company, Inc. (Incorporated by reference to Exhibit No. 3(h) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

3(i) Certificate of Incorporation of Systems Applications International, Inc. (Incorporated by reference to Exhibit No. 3(i) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10,
1997)

3(j) By-laws of Systems Applications International, Inc. (Incorporated by reference to Exhibit No. 3(j) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

3(k)  Certificate of Incorporation of EDA, Incorporated
3(l)  Amended and Restated By-laws of EDA, Incorporated
3(m)  Certificate of Incorporation of ICF Kaiser Systems, Inc.
3(n)  By-laws of ICF Kaiser Systems, Inc.
3(o)  Certificate of Incorporation of Global Trade & Investment, Inc.
3(p)  Amended and Restated By-laws of Global Trade & Investment, Inc.
3(q)  Certificate of Incorporation of ICF Kaiser Europe, Inc.
3(r)  By-laws of ICF Kaiser Europe, Inc.
3(s) Certificate of Incorporation of ICF Kaiser / Georgia Wilson, Inc. 3(t) By-laws of ICF Kaiser / Georgia Wilson, Inc.
3(u) Certificate of Incorporation of ICF Kaiser Overseas Engineering, Inc. 3(v) Amended and Restated By-laws of ICF Kaiser Overseas Engineering, Inc. 3(w) Certificate of Incorporation of ICF Kaiser Engineers Pacific, Inc. 3(x) Amended and Restated By-laws of ICF Kaiser Engineers Pacific, Inc. 3(y) Certificate of Incorporation of ICF Kaiser Remediation Company
3(z)  By-laws of ICF Kaiser Remediation Company

Exhibit No. 4 -- Instruments Defining the Rights of Security Holders, including
-------------------------------------------------------------------------------
Indentures
----------

4(a) Indenture dated as of January 11, 1994, between ICF Kaiser International, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit No. 4(a) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

     1. First Supplemental Indenture dated as of February 17, 1995. (Incorporated by reference to Exhibit No. 4(a)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal year 1995 filed with the Commission on May 23,
1995)

     2. Second Supplemental Indenture dated September 1, 1995 (Incorporated by reference to Exhibit No. 4(a) (2) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)

     3. Third Supplemental Indenture dated October 20, 1995 (Incorporated by reference to Exhibit No. 4(a)(3) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)

     4. Fourth Supplemental Indenture dated as of March 8, 1996 (Incorporated by reference to Exhibit No. 4 (a)(4) to Transition Report on Form 10-K Registrant No. 1-12248 for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

     5. Fifth Supplemental Indenture dated as of June 24, 1996 (Incorporated by reference to Exhibit No. 4 (a)(5) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

     6. Sixth Supplemental Indenture dated as of December 3, 1997

4(b) Form of 12% Senior Subordinated Note due 2003 (Incorporated by reference to Exhibit No. 4(b) to Quarterly Report on Form 10-Q Registrant No. 1- 12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(c) Form of Common Stock Purchase Warrant expiring May 15, 1999 (as amended and restated through January 11, 1994) (Incorporated by reference to Exhibit No. 4(e) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(d) Rights Agreement, dated as of January 13, 1992, between ICF Kaiser International, Inc. and Office of the Secretary, ICF Kaiser International, Inc. as Rights Agent, including (1) Form of Certificate of Designations of Series 4 Junior Preferred Stock; (2) Form of Rights Certificate; and (3) Summary of Rights to Purchase Preferred Stock (Incorporated by reference to Exhibit No. 4(h) to Quarterly Report on Form 10-Q Registrant No. 0-18025 for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

4(e) Warrant Agreement dated as of January 11, 1994, between the Registrant and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(c) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(f) Form of Warrant expiring December 31, 1998 (Incorporated by reference to Exhibit No. 4(d) to Quarterly Report on Form 10-Q Registrant No. 1- 12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(g) Indenture dated as of December 23, 1996, between ICF Kaiser International, Inc. and the Bank of New York, as Trustee, including Guarantees, dated December 23, 1996, by each of the Subsidiary Guarantors (Incorporated by reference to Exhibit No. 4(g) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

     1. First Supplemental Indenture dated as of December 3, 1997

4(h) Form of 12% Senior Note due 2003, Series B (Incorporated by reference to Exhibit No. 4(i) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

4(i) Warrant Agreement dated as of December 23, 1996, between ICF Kaiser International, Inc. and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(j) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

4(j) Form of Warrant expiring December 31, 1999 issued under Warrant Agreement dated as of December 23, 1996 (Incorporated by reference to Exhibit No. 4(k) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

Exhibit No. 10 -- Material Contracts
------------------------------------

10(a) Amended and Restated Credit Agreement dated as of December 3, 1997, with CoreStates Bank N.A., as agent

     1. Amendment No. 1 dated as of March 12, 1998

10(b) Amended and Restated Security Agreement dated as of December 3, 1997, with CoreStates Bank N.A., as agent

10(c) ICF Kaiser International, Inc. Employee Stock Ownership Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(c) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

     1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(l)(1) to Annual Report on Form 10-K Registrant No. 1- 12248 for fiscal 1995 filed with the Commission on May 23, 1995)

     2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(b)(2) to Transition Report on Form 10-K Registrant No. 1- 12248 for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

     3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(b)(3) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

10(d) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30,
1995)

10(e) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

     1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K Registrant No. 1-12248 filed with the Commission on May 23, 1995.)

     2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K Registrant No. 1- 12248 for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

     3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

10(f) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registration No. 33-64655) filed with the Commission on November 30, 1995)

10(g) Consolidated, Amended and Restated Deed of Lease Agreement between HMCE Associates Limited Partnership R.L.L.P. (as Landlord) and ICF Kaiser Hunters Branch Leasing, Inc. (as Tenant), dated November 12, 1997, for the lease of the Registrant's headquarters in Fairfax, Virginia known as Hunters Branch Phase I

10(h) Consolidated, Amended and Restated Deed of Lease Agreement between HMCE Associates Limited Partnership R.L.L.P. (as Landlord) and ICF Kaiser Hunters Branch Leasing, Inc. (as Tenant), dated November 12,

1997, for the lease of space in the building adjacent to the Registrant's headquarters in Fairfax, Virginia known as Hunters Branch Phase II

10(i) Contribution Agreement by and among HMCE Associates Limited Partnership R.L.L.P.; ICF Kaiser Hunters Branch Leasing, Inc.; and IFA Nutley Partners, LLC dated November 3, 1997

10(j) ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated through March 1, 1996) (Incorporated by reference to Exhibit No. 10(j) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

10(k) Contract (#DE-AC3495RF00825) between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated as of April 4, 1995. [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(K) WAS FILED IN PAPER ON MAY 23, 1995, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION is incorporated herein by reference thereto]

     1. Modifications 1 to 40 to Contract #DE-AC3495RF00825. (Incorporated by reference to Exhibit No. 10(p)(l) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

     2. Modifications 42 to 46 to Contract #DE-AC3495RF00825 (Modification 41 not received) (Incorporated by reference to Exhibit No. 10(p)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

     3. Modifications 47 to 81 to Contract #DE-AC3495RF00825 (Modifications 72 and 78 not received)

10(l) ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

     1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1995 filed with the Commission on May 23, 1995)

     2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K Registrant No. 1- 12248 for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

     3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

10(m) Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registration No. 33-51460) filed with the Commission on August 31,
1992)

Exhibit No. 10 -- Material Contracts (management contracts, compensatory plans,
-------------------------------------------------------------------------------
or arrangements.)
-----------------

10(aa) Agreement dated as of May 19, 1997 with James O. Edwards, Chairman and Chief Executive Officer of the Registrant (Incorporated by reference to Exhibit No. 10(ll) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1997 filed with the Commission on August 14, 1997)

10(bb) ICF Kaiser International, Inc. 1998 Compensation (IC) Plan for Senior Executives (adopted by the Board of Directors on February 27, 1998)

10(cc) ICF Kaiser International, Inc. Non-employee Director Stock Option Plan (as amended and restated as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(bb) to Quarterly Report on Form 10-Q (Registrant No. 1- 12248) for the second quarter of fiscal 1994 filed with the Commission on October 15,
1993)

10(dd) Agreement dated as of May 19, 1997 with Marc Tipermas, President and Chief Operating Officer of the Registrant (Incorporated by reference to Exhibit No. 10(mm) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1997 filed with the Commission on August 14, 1997)

10(ee) ICF Kaiser International, Inc. Senior Executive Officers Severance Plan as approved by the Compensation Committee of the Board of Directors on April 4, 1994, and adopted by the Board of Directors on May 5, 1994, as further amended through May 1, 1997

10(ff) Employment Agreement with Michael K. Goldman, Executive Vice President of the Registrant, effective as of February 28, 1994. (Incorporated by reference to Exhibit No. 10(jj) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1995 filed with the Commission on May 23, 1995)

10(gg) ICF Kaiser International, Inc. Consultants, Agents and Part-Time Employees Stock Plan dated as of June 23, 1995 (Incorporated by reference to Exhibit No. 99 to Registration Statement on Form S-8 Registration No. 33-60665 filed with the Commission on June 28, 1995)

10(hh) ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated through March 1, 1996) (Incorporated by reference to Exhibit No. 10 (j) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

10(ii) Amended Employment Agreement dated as of December 1, 1996, with David Watson, Executive Vice President and President, ICF Kaiser Engineers and Constructors Group of the Registrant (Incorporated by reference to Exhibit No. 10(kk) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997).

10(jj) Amended and Restated Employment Agreement dated as of July 1,1997 with Kenneth L. Campbell, Executive Vice President and Chief Financial Officer of the Registrant (Incorporated by reference to Exhibit No. 10(nn) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1997 filed with the Commission on August 14, 1997)

10(kk) Employment Agreement with Michael F. Gaffney, Executive Vice President of the Registrant, effective as of January 1, 1997

10(ll) Letter Agreement with Cowen Incorporated and Jarrod M. Cohen, dated as of March 13, 1998

10(mm) ICF Kaiser International, Inc. Non-employee Directors Compensation and Phantom Stock Plan as adopted by the Board of Directors on February 28, 1997, with an effective date of March 1, 1997

10(nn) Letter Agreement with Tennenbaum & Co., L.L.C. and Michael E. Tennenbaum, dated as of March 13, 1998

Exhibit No. 21 -- Consolidated Subsidiaries of the Registrant as of December 31, 1997

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


                                              ICF Kaiser International, Inc.
                                              (Registrant)



Date: March 27, 1998                     By /s/ James O. Edwards
                                           -------------------------------------
                                           James O. Edwards,
                                           Chairman and Chief Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                        (1) Principal executive officer

Date: March 27, 1998                     By /s/ James O. Edwards
                                           -------------------------------------
                                           James O. Edwards,
                                           Chairman and Chief Executive Officer


                (2) Principal financial and accounting officer


Date: March 27, 1998                     By /s/ Kenneth L. Campbell
                                           ------------------------------------
                                           Kenneth L. Campbell,
                                           Executive Vice President and
                                           Chief Financial Officer

                            (3) Board of Directors

Date: March 27, 1998                     By /s/ Kenneth L. Campbell
                                           ------------------------------------
                                           Kenneth L. Campbell,
                                           Director

Date: March 27, 1998                     By /s/ Tony Coelho
                                           ------------------------------------
                                           Tony Coelho,
                                           Director

Date: March 27, 1998                     By /s/ James O. Edwards
                                           ------------------------------------
                                           James O. Edwards,
                                           Director

Date: March 27, 1998                     By /s/ Maynard H. Jackson
                                           ------------------------------------
                                           Maynard H. Jackson,
                                           Director

Date: March 27, 1998                     By /s/ Thomas C. Jorling
                                           ------------------------------------
                                           Thomas C. Jorling,
                                           Director

Date: March 27, 1998                     By /s/ Hazel R. O'Leary
                                           ------------------------------------
                                           Hazel R. O'Leary,
                                           Director

Date: March 27, 1998                     By /s/ Keith M. Price
                                           ------------------------------------
                                           Keith M. Price,
                                           Director

Date: March 27, 1998                     By /s/ James T. Rhodes
                                           ------------------------------------
                                           James T. Rhodes,
                                           Director

Date: March 27, 1998                     By /s/ Marc Tipermas
                                           ------------------------------------
                                           Marc Tipermas,
                                           Director

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICF Kaiser International, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and the ten months ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        COOPERS & LYBRAND L.L.P.

McLean, Virginia
March 26, 1998

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                                           DECEMBER 31,
                                                                --------------------------------
                                                                    1997                 1996
------------------------------------------------------------------------------------------------
                                                                   (In thousands, except shares)
Assets
Current Assets
   Cash and cash equivalents                                        $ 19,198            $ 16,761
   Contract receivables, net                                         264,030             223,278
   Prepaid expenses and other current assets                          14,490              27,096
   Deferred income taxes                                              15,281               9,739
                                                                    --------            --------
     Total Current Assets                                            312,999             276,874
                                                                    --------            --------
Fixed Assets
   Furniture, equipment, and leasehold improvements                   51,446              48,410
   Less depreciation and amortization                                (39,648)            (37,208)
                                                                    --------            --------
                                                                      11,798              11,202
                                                                    --------            --------
Other Assets
   Goodwill, net                                                      47,323              49,699
   Investments in and advances to affiliates                           7,038               6,443
   Other                                                              19,308              21,755
                                                                    --------            --------
                                                                      73,669              77,897
                                                                    --------            --------
     Total Assets                                                   $398,466            $365,973
                                                                    ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Debt currently payable                                           $     15            $     43
   Accounts payable                                                  120,368              73,891
   Accrued salaries and benefits                                      37,654              45,779
   Other accrued expenses                                             26,902              20,582
   Deferred revenue                                                   36,527              21,829
   Income taxes payable                                                1,012                 852
                                                                    --------            --------
     Total Current Liabilities                                       222,478             162,976

Long-term Liabilities
   Long-term debt                                                    141,004             156,519
   Other                                                               4,586               5,432
                                                                    --------            --------
     Total Liabilities                                               368,068             324,927
                                                                    --------            --------

Commitments and Contingencies
Minority Interest                                                      3,071               6,154

Shareholders' Equity
   Preferred Stock                                                         -                   -
   Common Stock, par value $.01 per share:
    Authorized-90,000,000 shares
    Issued and outstanding- 22,475,904 and  22,311,842 shares            225                 223
   Additional Paid-in Capital                                         67,116              66,983
   Notes Receivable Collateralized by Common Stock                    (2,422)             (1,732)
   Accumulated Deficit                                               (34,225)            (29,238)
   Cumulative Translation Adjustment                                  (3,367)             (1,344)
                                                                    --------            --------
     Total Shareholders' Equity                                       27,327              34,892
                                                                    --------            --------

       Total Liabilities and Shareholders' Equity                   $398,466            $365,973
                                                                    ========            ========
------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------
                                                                 YEAR                    YEAR                    TEN MONTHS
                                                                 ENDED                   ENDED                      ENDED
                                                              DECEMBER 31,            DECEMBER 31,               DECEMBER 31,
                                                                  1997                    1996                       1995
-----------------------------------------------------------------------------------------------------------------------------
                                                                           (In thousands, except per share amounts)
GROSS REVENUE                                                  $1,108,116              $1,248,443                   $ 916,744
    Subcontract and direct material costs                        (677,431)               (720,342)                   (493,971)
    Provision for contract loss                                    (6,900)                      -                           -
    Equity in income of joint ventures
       and affiliated companies                                     2,301                   4,015                       3,123
                                                               ----------              ----------                   ---------

SERVICE REVENUE                                                   426,086                 532,116                     425,896

OPERATING EXPENSES
    Direct labor and fringe benefits                              289,571                 380,400                     306,100
    Group overhead                                                 86,792                  95,747                      68,703
    Corporate general and administrative                           22,059                  24,441                      25,231
    Depreciation and amortization                                   9,595                  10,348                       8,357
                                                               ----------              ----------                   ---------

OPERATING INCOME                                                   18,069                  21,180                      17,505

OTHER INCOME (EXPENSE)
    Gain on sale of investment                                      1,018                   9,384                           -
    Interest income                                                 1,750                   1,254                       2,053
    Interest expense                                              (18,276)                (17,334)                    (13,255)
                                                               ----------              ----------                   ---------

INCOME BEFORE INCOME TAXES AND
       MINORITY INTEREST                                            2,561                  14,484                       6,303
    Income tax provision (benefit)                                 (3,319)                  2,607                       2,091
                                                               ----------              ----------                   ---------

INCOME BEFORE MINORITY INTEREST                                     5,880                  11,877                       4,212
    Minority interest in net income of subsidiaries                10,867                   6,043                       1,960
                                                               ----------              ----------                   ---------


NET INCOME (LOSS)                                                  (4,987)                  5,834                       2,252
    Preferred stock dividends and accretion                             -                   2,178                       1,803
                                                               ----------              ----------                   ---------

NET INCOME (LOSS) AVAILABLE FOR COMMON SHAREHOLDERS            $  (4,987)              $    3,656                   $     449
                                                               ==========              ==========                   =========

    BASIC EARNINGS (LOSS) PER SHARE                            $    (0.22)             $     0.17                   $    0.02
                                                               ==========              ==========                   =========

    DILUTED EARNINGS (LOSS) PER SHARE                          $    (0.22)             $     0.17                   $    0.02
                                                               ==========              ==========                   =========

WEIGHTED AVERAGE SHARES FOR BASIC EARNINGS PER SHARE               22,382                  22,035                      21,132
    Effect of dilutive stock options                                    -                      22                         474
                                                               ----------              ----------                   ---------

WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE             22,382                  22,057                      21,606
                                                               ==========              ==========                   =========
-----------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
                                       COMMON STOCK
                                  --------------------   ADDITIONAL                         CUMULATIVE
                                                  PAR     PAID-IN     NOTES    ACCUMULATED  TRANSLATION    SHAREHOLDERS'
                                     SHARES      VALUE    CAPITAL   RECEIVABLE  (DEFICIT)   ADJUSTMENT        EQUITY
------------------------------------------------------------------------------------------------------------------------
                                                            (In thousands, except shares)
BALANCE, MARCH 1, 1995              21,011,369   $210    $63,786   $(1,732)     $(33,343)    $(1,297)       $27,624

   Net income                                -      -          -         -         2,252           -          2,252
   Preferred stock dividends                 -      -          -         -        (1,633)          -         (1,633)
   Preferred stock accretion                 -      -          -         -          (170)          -           (170)
   Issuances of common stock           314,422      4      1,167         -             -           -          1,171
   Reacquisition of common stock       (61,963)    (1)      (256)        -             -           -           (257)
   Foreign currency
    translation adjustment                   -      -          -         -             -        (517)          (517)
   Other                                     -      -        (43)        -             -           -            (43)
                                    ----------   ----    -------   -------      --------     -------        -------

BALANCE, DECEMBER 31, 1995          21,263,828    213     64,654    (1,732)      (32,894)     (1,814)        28,427

   Net income                                -      -          -         -         5,834           -          5,834
   Preferred stock dividends                 -      -          -         -        (1,965)          -         (1,965)
   Preferred stock accretion                 -      -          -         -          (213)          -           (213)
   Issuances of common stock         1,153,014     11      2,650         -             -           -          2,661
   Reacquisition of common stock      (105,000)    (1)      (426)        -             -           -           (427)
   Foreign currency
    translation adjustment                   -      -          -         -             -         470            470
   Other                                     -      -        105         -             -           -            105
                                    ----------   ----    -------   -------      --------     -------        -------

BALANCE, DECEMBER 31, 1996          22,311,842    223     66,983    (1,732)      (29,238)     (1,344)        34,892

   Net loss                                         -          -         -        (4,987)          -         (4,987)
   Issuances of common stock           319,300      3        644         -             -           -            647
   Reacquisition of common stock      (155,238)    (1)      (511)        -             -           -           (512)
   Foreign currency
    translation adjustment                                                                    (2,023)        (2,023)
   Other                                     -      -          -      (690)            -           -           (690)
                                  ------------   ----    -------   -------      --------     -------        -------

BALANCE, DECEMBER 31, 1997          22,475,904   $225    $67,116   $(2,422)     $(34,225)    $(3,367)        $27,327
                                    ==========   ====    =======   =======      ========     =======        =======
----------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------
                                                                            YEAR              YEAR          TEN MONTHS
                                                                            ENDED             ENDED            ENDED
                                                                         DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                                            1997              1996             1995
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                         $ (4,987)          $  5,834          $  2,252
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                             9,595             10,348             8,357
   Provision for losses                                                      1,195              1,881               601
   Provision for deferred income taxes                                      (5,542)             2,127             1,253
   Earnings in excess of cash distributions from
    joint ventures and affiliated companies                                    (91)              (374)           (1,105)
   Minority interest in net income of subsidiaries                          10,867              6,043             1,960
   Gain on sale of investment                                               (1,018)            (9,384)                -
   Changes in operating assets and liabilities,
    net of acquisitions and dispositions:
    Contract receivables, net                                              (42,494)             2,638           (88,743)
    Prepaid expenses and other current assets                               (2,268)             1,843            (3,826)
    Accounts payable and accrued expenses                                   41,573            (24,781)           78,801
    Deferred revenue                                                        14,698              7,727             3,314
    Other liabilities                                                        3,296             (2,202)           (3,625)
    Other operating activities                                               2,682               (492)           (5,296)
                                                                          --------           --------          --------
       Net Cash Provided by (Used in) Operating Activities                  27,506              1,208            (6,057)
                                                                          --------           --------          --------
INVESTING ACTIVITIES
Investments in subsidiaries and affiliates, net of cash acquired            (4,074)            (1,317)           (2,010)
Sales of subsidiaries and/or investments                                    17,028                  -               735
Purchases of fixed assets                                                   (4,888)            (4,932)           (1,759)
Sales of fixed assets                                                            -                 22             1,035
                                                                          --------           --------          --------
       Net Cash Provided by (Used in) Investing Activities                   8,066             (6,227)           (1,999)
                                                                          --------           --------          --------
FINANCING ACTIVITIES
Borrowings under revolving credit facility                                 104,500            114,000            16,000
Principal payments on revolving credit facility                           (121,000)           (98,500)          (17,173)
Proceeds from issuance of senior notes                                           -             14,700                 -
Repurchase of preferred stock                                                    -            (20,000)                -
Distribution of income to minority interest                                (13,950)            (2,428)                -
Capital contribution from minority interest                                      -                  -               500
Proceeds from issuances of common stock                                        213                383               406
Repurchases of common stock                                                   (251)                 -              (257)
Preferred stock dividends                                                        -             (2,615)           (1,471)
Debt issuance costs                                                           (624)            (1,427)                -
Other financing activities                                                       -                924            (1,308)
                                                                          --------           --------          --------
       Net Cash Provided by (Used in) Financing Activities                 (31,112)             5,037            (3,303)
                                                                          --------           --------          --------
Effect of Exchange Rate Changes on Cash                                     (2,023)               386              (517)
                                                                          --------           --------          --------
Increase (Decrease) in Cash and Cash Equivalents                             2,437                404           (11,876)
Cash and Cash Equivalents at Beginning of Period                            16,761             16,357            28,233
                                                                          --------           --------          --------
Cash and Cash Equivalents at End of Period                                $ 19,198           $ 16,761          $ 16,357
                                                                          ========           ========          ========
SUPPLEMENTAL CASH FLOW INFORMATION IS AS FOLLOWS:

Cash payments for interest                                                $ 18,649           $ 24,701          $  7,898
Cash payments for income taxes                                                 402                765             1,306
Non-cash transactions:
   Issuance of common stock                                                    434              2,175               765
   Reacquisition of common stock                                              (261)              (427)                -
-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

ICF Kaiser International, Inc. and subsidiaries (the Company) provides engineering, construction, program management, and consulting services primarily to clients in a variety of market areas, including industry, transportation, infrastructure, environment, energy, information technology, housing, economic development, and microelectronics.


2.  Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include all majority-owned or controlled subsidiaries, including Kaiser-Hill Company, LLC, effective July 1, 1995 (Kaiser-Hill). Investments in unconsolidated joint-ventures and affiliated companies are accounted for using the equity method.
The difference between the cost of joint-venture investments and the Company's underlying equity is amortized on a straight-line basis over the estimated lives of the related investments. All significant intercompany balances and transactions have been eliminated.

Change in Fiscal Year Reporting: Effective December 31, 1995, the Company changed from a fiscal year ending February 28 to a calendar year ending December 31. The accompanying consolidated financial statements, therefore, include results of operations for only ten months in 1995.

Revenue Recognition: The Company's revenue is derived primarily from long-term contracts of various types. Revenue on time-and-materials contracts is recognized based on actual hours delivered times the contracted hourly billing rate, plus the costs incurred for any materials. Revenue on fixed-priced contracts is recognized using the percentage-of-completion method and is comprised of the portion of expected total contract earnings represented by actual costs incurred to date as a percentage of the contract's total estimated costs at completion. Revenue on cost-reimbursable contracts is recognized to the extent of costs incurred plus a proportionate amount of the contracted fee. Certain cost-reimbursable contracts also include provisions for earning performance-based incentive fees. Such incentive fees are included in revenue at the time the amounts can be reasonably determined. Provisions for anticipated contract losses are recognized at the time they become estimable.

During the year ended December 31, 1996, the Company accelerated its process for obtaining approval from the U.S. government to invoice certain indirect costs on cost-reimbursable contracts, prior to the completion of government audits of such costs. The net effect of the accelerated ability to invoice these costs resulted in the recognition of approximately $3.3 million of operating income in 1996.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenue and expenses recognized during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation: Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in shareholders' equity as cumulative translation adjustment.

Cash Equivalents and Restricted Cash: The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. Other assets as of December 31, 1997, included $600,000 of restricted cash in a short-term investment, which supported a letter of credit for one of the Company's subsidiaries. Cash of the Company's wholly owned insurance company is restricted from use by the Company and is included in prepaid expenses on the balance sheet. Restricted cash balances of the Company's wholly owned insurance company totaled $1,165,000 at December 31, 1997.

Fixed Assets: Furniture and equipment are carried at cost, or fair value at acquisition if acquired through the purchase of a business, and are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are carried at cost and are amortized using the straight-line method over the remaining lease terms.

Capitalized Software Development Costs: Certain costs, including consultants and internal labor, incurred to develop major software applications for Company use are capitalized and amortized over the estimated economic life of the software. Unamortized capitalized software development costs were approximately $3.4 million and $3.5 million at December 31, 1997 and 1996, respectively.

Goodwill: Goodwill represents the excess of cost of acquired businesses over the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is amortized using the straight-line method over the period for which the Company estimates it will benefit directly from the acquisitions. The range of estimated benefit from the Company's historical acquisitions ranges from five to 40 years. The Company periodically evaluates these ranges and the recoverability of goodwill by comparing the estimated future undiscounted operational cash flows for each underlying acquisition to the respective carrying value of goodwill. Accumulated amortization was $17,463,000 and $15,079,000, at December 31, 1997 and 1996, respectively.

Income Taxes: Deferred tax assets and liabilities represent the tax effects of differences between the financial statement carrying amounts and the tax basis carrying amounts of the Company's assets and liabilities. These differences are calculated based upon the statutory tax rates in effect in the years in which the differences are expected to reverse. The effect of subsequent changes in tax rates on deferred tax balances is recognized in the period in which a tax rate change is enacted. The Company evaluates its ability to benefit from all deferred tax assets and establishes reserve allowances for amounts it believes may not be realizable.

A provision for U.S. income taxes is not made for the undistributed earnings of the Company's foreign subsidiaries because the Company intends to reinvest the undistributed earnings in continuing operations indefinitely. Undistributed earnings of foreign subsidiaries for which income taxes have not been provided amounted to approximately $6.4 million at December 31, 1997.

Net Income (Loss) Per Common Share: In 1997 the Company adopted the Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). All EPS computation periods presented in these financial statements have been restated to conform to SFAS No. 128. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the weighted average effect of dilutive securities assumed to have been issued during the period. The assumed proceeds from the exercise of dilutive securities are used to purchase common stock at the average market price during the period. The difference between the number of shares assumed issued and the number of shares assumed purchased is added to the basic EPS denominator.

Concentrations of Credit Risk: The Company maintains cash balances primarily in overnight Eurodollar deposits, investment-grade commercial paper, bank certificates of deposit, and U.S. government securities. The Company grants uncollateralized credit to its customers. Approximately 52% of the Company's contract receivables at December 31, 1997, were from agencies of the U.S. government (see Note 3). When practical and in order to mitigate its credit risk from commercial customers, the Company obtains advance funding of costs for industrial construction work.

Stock-based Compensation: Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS No. 123), encourages companies to adopt a fair-value method of accounting for employee stock options and similar equity instruments. The fair-value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As permitted, the Company has continued to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."

Recent Accounting Pronouncements: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The Company will be required to implement SFAS No. 130 in 1998.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the operating segment information that it will be required to report. The Company will be required to implement SFAS No. 131 in 1998.

Reclassifications: Certain reclassifications have been made to the prior-period financial statements in order to conform to the 1997 presentation.


3.  Contract Receivables

Contract receivables consisted of the following (in thousands):

                                                                                December 31,
                                                                  --------------------------------------
                                                                           1997                  1996
                                                                  --------------------------------------
U.S. government agencies:
   Currently due                                                              $ 19,650            $ 30,322
   Retention                                                                     2,695               4,041
   Unbilled                                                                    114,921             107,051
                                                                              --------            --------
                                                                               137,266             141,414
                                                                              --------            --------

Commercial clients and state and municipal governments:
   Currently due                                                                97,909              61,255
   Retention                                                                    18,952               4,855
   Unbilled                                                                     17,045              25,204
                                                                              --------            --------
                                                                               133,906              91,314
                                                                              --------            --------
                                                                               271,172             232,728
Less allowances for uncollectible receivables                                   (7,142)             (9,450)
                                                                              --------            --------
                                                                              $264,030            $223,278
                                                                              ========            ========

Unbilled receivables result from revenue that has been earned but not billed. The unbilled receivables can be invoiced at contractually defined intervals or milestones, as well as upon completion of the contract or the U.S. government cost audit. Retention balances are billable at contract completion or upon attainment of other specified contract milestones. Other unbilled amounts consist primarily of indirect costs that will be billed on cost-reimbursable contracts upon completion of government cost audits. Consistent with industry practice, these receivables are classified as current assets. Unbilled receivables with U.S. government agencies includes $4.4 million in claims to which the Company believes it is entitled, and recovery of which may take more than one year. The Company anticipates that the remaining unbilled receivables will be substantially billed and collected within one year.

4. Joint Ventures and Affiliated Companies

The Company has ownership interests in certain unconsolidated corporate joint ventures and affiliated companies. The Company's net investments in and advances to these corporate joint ventures and affiliated companies totaled $7.0 million and $6.4 million at December 31, 1997 and 1996, respectively. The ownership percentages range from 20% to 50%.

Combined summarized financial information of all of the Company's unconsolidated corporate joint ventures and affiliated companies is as follows (in thousands):

                                            December 31,        December 31,       December 31,
                                                1997               1996                1995
                                           --------------     ---------------     --------------
Current assets                                    $23,508             $26,558            $19,017
Non-current assets                                  4,507               7,887             15,857
Current liabilities                                20,479              13,314             17,404
Non-current liabilities                                 -                  53                446
Gross revenue                                      41,183              28,742             41,262
Net income                                          7,870              11,930              6,606


In December 1996, the Company sold the majority of its interests in entities owning and operating a pulverized coal injection facility for $16.6 million resulting in a $9.4 million pretax gain. The buyer exercised an option on January 5, 1998, to purchase the remaining equity investment for $2.4 million. The Company recognized a total pretax gain of $1.0 million during 1997 as the carrying value of the option was increased to reflect fair market value. The sales price for both installments is included in other current assets in the accompanying balance sheets and was collected in January of each of the subsequent years.

On November 12, 1997, the Company entered into an investment, the purpose of which was to restructure significantly remaining fixed operating lease costs for its corporate headquarters, resulting in a percentage ownership in the underlying leaseholds and buildings. The Company contributed $1.5 million for a 20% ownership interest in a limited liability company (the Investment Company) and other investors contributed $4.5 million for the remaining 80% ownership interest. The Company has committed to make additional annual capital contributions to the Investment Company totaling $600,000 during each of the first three years of the Investment Company and $700,000 during each of the fourth through ninth years of the Investment Company.

The Investment Company in turn invested $6.0 million in exchange for a 20% interest in a limited liability company (the Operating Company) that leases the property and owns the buildings leased primarily by the Company for its corporate headquarters. The Operating Company agreement provides that the Investment Company ownership will increase to 80% in fixed annual 12% increases in each of the 11th through 15th years of the Operating Company. The ownership percentage of the other investor(s) will be correspondingly decreased. Under a separate option agreement, the Investment Company has an option to purchase the property on which the Company's corporate headquarters buildings are located.

Concurrent with these investments, the Company restructured its lease agreements with the Operating Company, essentially terminating the existing lease agreements that originally expired in 2002 and 2004, and replacing them with new leases expiring in 15 years (see Note 10 for the summarized lease commitments).

5.  Long-Term Debt

The Company's long-term debt was as follows (in thousands):

                                                                       December 31,
                                                         ----------------------------------------
                                                                 1997                  1996
                                                         ------------------    ------------------
12% Senior Subordinated Notes due 2003                             $125,000              $124,500
12% Senior Notes due 2003, Series A                                       -                15,000
12% Senior Notes due 2003, Series B                                  15,000                     -
Revolving credit facility                                             4,000                20,500
Other notes, due in 1998                                                 15                    43
                                                                   --------              --------
                                                                    144,015               160,043
Less unamortized discount                                             2,996                 3,481
                                                                   --------              --------
                                                                    141,019               156,562
Less current maturities                                                  15                    43
                                                                   --------              --------
                                                                   $141,004              $156,519
                                                                   ========              ========

Scheduled maturities of long-term debt outstanding at December 31, 1997, are $4,000,000 in 2000 and $140,000,000 in 2003.

Senior and Subordinated Notes

On December 23, 1996, the Company privately issued 15,000 Units, each Unit consisting of $1,000 principal amount of the 12% Senior Notes due in 2003, Series A (Series A Senior Notes), and seven warrants, each to purchase one share of the Company's common stock at an exercise price of $2.30 per share. The warrants contain certain anti-dilution provisions and expire on December 31, 1999. Interest accrues on the Series A Senior Notes at 13% until the Company achieves and maintains a specified level of earnings.

In January 1997, the Company registered $15.0 million of 12% Senior Notes due in 2003, Series B (Series B Senior Notes) with the U.S. Securities and Exchange Commission (SEC). In March 1997, the Company completed an offer to all existing holders of Series A Senior Notes and exchanged the Series A Senior Notes for Series B Senior Notes. The terms of the Series B Senior Notes are substantially identical (including principal amount, interest rate, and maturity) to the terms of the Series A Senior Notes.

On January 11, 1994, the Company issued 125,000 Units, each Unit consisting of $1,000 principal amount of the Company's 12% Senior Subordinated Notes due 2003 (Subordinated Notes) and 4.8 warrants, each to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The warrants expire on December 31, 1998, and additional warrants may be issued under certain anti-dilution provisions. In March 1996, the interest rate on the Subordinated Notes was increased by 1% until the Company achieves and maintains a specified level of earnings. The Company's obligations under the Subordinated Notes are subordinate to its obligations under the Company's revolving credit facility and the Series B Senior Notes.

Interest payments are due semiannually on the Series B Senior Notes and the Subordinated Notes (collectively, the Notes). The Notes may not be prepaid at the Company's option prior to December 31, 1998. Subsequent to that date, the Company may prepay the Notes at a premium. Payment of the principal, premium, if any, and interest on the Notes is unconditionally guaranteed by 12 of the

Company's wholly owned subsidiaries. The indentures governing the Notes contain business and financial covenants, including restrictions on additional indebtedness, dividends, acquisitions and certain types of investments, and asset sales. At December 31, 1997, the fair value of the Series B Senior Notes and Subordinated Notes was approximately $16.4 million and $130.0 million, respectively. At December 31, 1996, the fair value of the Series B Senior and Subordinated Notes was approximately $14.7 million and $118.9 million, respectively. The fair value was derived using an average of quoted market prices obtained from financial institutions. Debt issuance costs of the Notes totaling $4.0 million and $4.6 million at December 31, 1997 and 1996, respectively, are being amortized over the terms of the Notes.

Credit Facility

In December 1997, the Company entered into an amended and restated credit agreement with a consortium of banks which provides an additional $25 million in revolving credit for a total of $65 million (the Revolver). While the amended and restated agreement retains many of the same terms as the agreement for the former facility, it also modified certain financial covenants and obligated the Company to pledge the stock of certain additional domestic and foreign subsidiaries to the banks. The Company and certain of its subsidiaries, which are guarantors of the Revolver, have granted a security interest in certain accounts receivable and certain other assets. The Revolver limits the payments of cash dividends on common stock, prohibits the issuance of certain types of additional indebtedness, limits certain investments and acquisitions, and requires the maintenance of specified financial ratios. Total available credit is based on a percentage of eligible billed and unbilled accounts receivable, up to a maximum of $60 million.

Primarily as a result of a 1997 provision totaling $6.9 million for the financial statement impact of cost overruns on a fixed-price nitric acid project scheduled for completion in 1998, the Company was not in compliance with certain financial covenants of the Revolver at December 31, 1997. On March 12, 1998, the Company obtained an amendment to the Revolver that exempted the relevant project results from inclusion in the computations of these covenants. This amendment also requires the Company to update the banks with respect to the costs to complete the project for which a reserve was taken and to obtain the banks' consent prior to making certain large acquisitions. As of December 31, 1997, the Company was in compliance with its financial covenants under the amended Revolver.

The Revolver contains provisions for Eurodollar-based and other Federal Funds-based interest rate borrowing alternatives with margins dependent upon the Company's financial operating results, and expires on December 3, 2000. As of December 31, 1997, the Company had $4.0 million in cash borrowings and $22.7 million of letters of credit outstanding under the Revolver. The letters of credit outstanding under the Revolver are in support of contract performance guarantees, primarily on international projects. As of December 31, 1997, the Company had $22.7 million of additional credit available under the Revolver.

Kaiser-Hill has a $50 million receivables purchase facility to support its working capital requirements under a U.S. Department of Energy contract. The receivables purchase facility contains certain program fees, requires the subsidiary to maintain a specified tangible net worth, and contains certain letter of credit and default provisions for delinquent receivables. The receivables purchase facility expires on June 30, 1998, and is non-recourse to the Company and its other consolidated subsidiaries.


6.  Contingencies and Uncertainties

In the course of the Company's normal business activities, various claims or charges have been asserted and litigation commenced against the Company arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. Management has provided for estimates of reserves necessary to cover final judgments, if any, in excess of insurance coverage, that might be rendered against the Company in such litigation.

The Company may from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement regulations or other federal laws and regulations. The Company currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges presently are known to have been filed against the Company by these agencies. Management does not believe that there will be any material effect on the Company's financial position, results of operations, or cash flows as a result of these investigations.

The Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. Audits have not been completed for any years after 1987. The Company has provided for its estimate of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Many of the issues, however, have not been quantified by the government or the Company, and others are qualitative in nature, and their potential financial impact, if any, is not quantifiable by the government or the Company at this time. Provisions for reserves will be reviewed periodically as progress with the government ensues.


7.  Income Taxes

The components of income (loss) before income taxes and minority interests and the related provision (benefit) for income taxes are as follows (in thousands):


                                                                  Year Ended                   Ten Months
                                                     ----------------------------------          Ended
                                                      December 31,        December 31,        December 31,
                                                          1997                1996                1995
                                                     --------------     ---------------      --------------
        Income (loss) before income taxes
           and minority interests:
               Domestic                                     $   675             $13,900             $ 7,419
               Foreign                                        1,886                 584              (1,116)
                                                            -------             -------             -------
                                                            $ 2,561             $14,484             $ 6,303
                                                            =======             =======             =======
        Provision (benefit) for income taxes:
           Federal:
               Current                                      $   129             $     -             $   171
               Deferred                                      (4,231)              1,660               2,020
                                                            -------             -------             -------
                                                             (4,102)              1,660               2,191
                                                            -------             -------             -------
        State:
               Current                                          374                  55                 258
               Deferred                                        (854)                864                 293
                                                            -------             -------             -------
                                                               (480)                919                 551
                                                            -------             -------             -------
        Foreign:
               Current                                          764                 425                 409
               Deferred                                         499                (397)             (1,060)
                                                            -------             -------             -------
                                                              1,263                  28                (651)
                                                            -------             -------             -------
                                                            $(3,319)            $ 2,607             $ 2,091
                                                            =======             =======             =======



The tax effects of the principal temporary differences and carryforwards that give rise to the Company's deferred tax asset (net) are as follows (in thousands):

                                                                     December 31,
                                                          ----------------------------------
                                                               1997                1996
                                                          --------------     ---------------

Reserves for adjustments and allowances                          $13,162            $  9,377
Vacation and incentive compensation accruals                       3,275               4,514
Tax credit carryforwards                                           2,472               2,522
Net operating loss carryforwards                                     555               1,111
Gain on sale of investment                                          (767)             (5,011)
Unbilled revenue                                                  (1,680)             (1,082)
Other                                                               (516)               (462)
                                                                 -------            --------
                                                                  16,501              10,969
Valuation allowance                                               (1,220)             (1,230)
                                                                 -------            --------
                                                                 $15,281            $  9,739
                                                                 =======            ========


At December 31, 1997, the Company had deferred tax assets of $0.6 million related to net operating loss carryforwards that expire within the next five years. Additionally, the Company had deferred tax assets of $2.5 million related to tax credit carryforwards, of which $1.0 million has no expiration and $1.5 million expires by 2011. The Company believes that expected levels of pretax earnings, when adjusted for nondeductible expenses such as goodwill amortization, will generate sufficient future taxable income to be able to realize the net $15.3 million deferred tax asset within the next five years.
The $1.2 million valuation allowance is attributed to foreign tax benefits not currently assured of realization.

In 1996, the Company recognized a gain on the sale of an investment that would generate substantial taxable income. As a result, the Company partially reversed the valuation allowance on deferred tax assets. The effective income tax provision (benefit) varied from the federal statutory income tax provision (benefit) because of the following differences (in thousands):

                                                               Year                 Year              Ten Months
                                                               Ended                Ended                Ended
                                                           December 31,         December 31,         December 31,
                                                               1997                 1996                 1995
                                                          --------------       --------------       --------------
Income tax (benefit) computed at federal
  statutory tax rate                                             $   896              $ 5,069               $2,143

Change in tax (benefit) from:
   Goodwill amortization                                           1,024                  996                  737

   Minority interest earnings of                                  (3,803)              (2,115)                (693)

   State income taxes                                               (312)                 597                  364

   Foreign taxes                                                     316                 (427)                (580)

   Valuation allowance                                                 -               (2,100)                   -

   Business meals, entertainment                                     441                  587                  468

   Research and experimentation credits                           (1,881)                   -                 (348)
                                                                 -------              -------               ------
                                                                 $(3,319)             $ 2,607               $2,091
                                                                 =======              =======               ======

Kaiser-Hill, is a flow-through entity for tax purposes and is owned equally by a third party. The tax rate effect of the outside party's share of income is reflected above as minority interest earnings.

In 1997, the Company reached a favorable settlement of a long-standing foreign tax matter for one of its U.S. branches doing business overseas. This settlement resulted in a reduction in interest expense of $0.9 million for the year ended December 31, 1997.


8.  Preferred Stock

The Company has 2,000,000 shares of authorized preferred stock of which only a portion has been designated. In 1992, the Company issued 200 shares of Series 2D Senior Preferred Stock for $20 million. The stock had a mandatory redemption date of January 13, 1997, and was redeemed in December 1996 for $20 million. The other designated series of preferred stock consist of 200 shares of Series 1 Junior Convertible Preferred Stock, par value $0.01 per share and 500,000 shares of Series 4 Junior Preferred Stock, par value $0.01 per share. There were no preferred shares issued or outstanding as of December 31, 1997 or 1996.


9.  Common Stock

Notes Receivable Collaterized by Common Stock: Certain current and former members of senior management have outstanding notes to the Company for which 725,648 shares of the Company's common stock serve as the collateral.

Shareholder Rights Plan: The Shareholder Rights Plan (Rights Plan) is designed to provide the Board of Directors (the Board) with the ability to negotiate with a person or group that might, in the future, make an unsolicited attempt to acquire control of the Company, whether through the accumulation of shares in the open market or through a tender offer that does not offer an adequate price. The Rights Plan provides for one Right (Right) for each outstanding share of the Company's common stock. Each Right entitles the holder to purchase 1/100 of a share of Series 4 Junior Preferred Stock at a purchase price of $50. The Rights generally may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board. The Rights should not interfere with any merger or other business combination approved by the Board because the Board may, at its option, following the acquisition by any person or group of 20% of the outstanding shares of the Company's common stock, redeem the Rights upon payment of the redemption price of $0.01 per Right. Current bank and debt covenants restrict the funds available for payment of the redemption price. Unless redeemed earlier by the Board, unexercised Rights expire on January 13, 2002.


10.  Leases

Future minimum payments on noncancelable operating leases for office space and equipment with initial or remaining terms in excess of one year were as follows at December 31, 1997 (in thousands):



   Year Ended        Operating
  December 31,        Leases
--------------------------------
1998                    $ 19,409
1999                      16,929
2000                      13,885
2001                      10,755
2002                       9,611
Thereafter                79,470
                        --------
                        $150,059
                        ========

The total rental expense for all operating leases was $27,576,000, $31,686,000, and $24,950,000 for the years ended December 31, 1997 and 1996, and the ten months ended December 31, 1995, respectively. Sublease rental income was $4,617,000, $3,887,000, and $3,189,000 for the years ended December 31, 1997 and
1996, and the ten months ended December 31, 1995, respectively. Minimum future sublease rentals to be received under noncancelable subleases during 1998, 1999, and 2000, are approximately $5,210,000, $4,038,000, and $1,833,000, respectively.


11.  Stock-Based Compensation

As of December 31, 1997, the Company has three fixed stock option plans and an employee stock purchase plan (together, the Stock Plans).

Fixed Stock Option Plans: The Company's Stock Incentive Plan (Incentive Plan) provides for the issuance of options, stock appreciation rights, restricted shares, and restricted stock units of up to an aggregate of 6,000,000 shares of the Company's common stock. Awards are made to employees at the discretion of the Compensation and Human Resources Committee of the Board (Committee). The vesting period for each grant under the Plan is determined by the Committee; grants generally vest in equal installments over three to six years. At December 31, 1997, 1,870,212 shares were available for grant under this plan.

The Company's Non-Employee Directors Stock Option Plan (Non-Employee Plan) provides that each director of the Company who is not an employee of the Company receive an option to purchase 3,000 shares of the Company's common stock for each year of service. Options granted under this plan become fully exercisable at the close of business following the date of grant. The Non-Employee Plan does not specify a maximum number of shares for which options may be granted. As of December 31, 1997, there are 135,000 shares of common stock reserved for issuance upon the exercise of options granted under this plan, of which 78,000 are outstanding at December 31, 1997. On February 28, 1997, the Board of Directors suspended this plan and adopted the Company's Non-Employee Directors Compensation and Phantom Stock Plan under which non-employee directors are given annual phantom stock awards (PSA). In lieu of option grants, each year each non-employee director of the Company will be granted a PSA equal to $20,000 of common stock on the date of grant. Three years after each PSA grant, the Company will pay each non-employee director, in cash, the value of the shares to which the PSA relates. Any increases in value of the PSA after the date of grant and prior to the cash payment will be expensed in the period of the value increase. PSAs granted in 1997 totaled 48,545, with an initial share value of $2.06.

The Company's Consultants, Agents, and Part-Time Employees Stock Plan (Consultants Plan) provides for the issuance of options or restricted shares of up to 1.0 million shares of the Company's common stock to consultants, agents, and part-time employees at the discretion of the Company's Chief Executive Officer. The vesting period is a minimum of one year. At December 31, 1997, 772,200 shares were available for the granting of options under this plan.

All three fixed stock-option plans provide that the option or grant price is not to be less than the fair market value on the date of grant. Under the Incentive and Non-Employee Directors Plans, an option's maximum term is ten years. As of December 31, 1997, there have been no options granted under these plans with terms greater than five years. An option's maximum term under the Consultants Plan is five years.

Stock option activity under the option plans granted for the periods indicated is as follows:

                                                                                          Weighted-average
                                            Shares                Option Price             Exercise Price
                                       -----------------        ----------------        --------------------
Balance, February 28, 1995                    2,416,579         $2.34 to $17.00                       $6.54

Granted                                         678,400         $3.50 to $ 4.42                       $4.04
Canceled                                       (257,080)        $8.25                                 $8.25
Expired                                        (382,060)        $2.64 to $16.23                       $9.82
Exercised                                        (4,166)        $2.64 to $ 2.68                       $2.68
                                              ---------

Balance, December 31, 1995                    2,451,673         $2.34 to $17.00                       $5.16

Granted                                         187,200         $1.90 to $ 3.77                       $3.30
Expired                                        (451,940)        $2.50 to $17.00                       $8.69
Exercised                                        (4,002)        $3.00 to $ 3.50                       $2.68
                                              ---------

Balance, December 31, 1996                    2,182,931         $1.90 to $ 9.59                       $4.29

Granted                                         885,019         $1.91 to $ 4.00                       $2.39
Expired                                        (572,961)        $2.23 to $ 9.59                       $5.77
                                              ---------

Balance, December 31, 1997                    2,494,989         $1.90 to $ 6.90                       $3.27
                                              =========

Options exercisable at December 31, 1997, and December 31, 1996, were 1,217,617 and 1,169,715, respectively. The weighted-average remaining contractual life on options outstanding at December 31, 1997, was 2.5 years. There were 6,500 exercisable options outstanding at a price below the fair market value of the Company's common stock at December 31, 1997.

The following is a summary of fixed stock options outstanding at December 31, 1997:

Options outstanding:

                             Number        Weighted-average
       Range of          Outstanding at       Remaining        Weighted-average
   Exercise Prices     December 31, 1997   Contractual Life     Exercise Price
---------------------  -----------------  -----------------  --------------------
$1.90 to $2.50                   837,370          3.88 years         $2.19
$2.51 to $3.50                   481,359          1.90 years         $2.90
$3.51 to $5.00                 1,065,946          1.94 years         $4.09
$5.01 to $6.50                   104,314          0.42 years         $5.12
$6.51 to $8.00                     6,000          0.10 years         $6.85

Options exercisable:

                               Number
       Range of            Exercisable at       Weighted-average
   Exercise Prices       December 31, 1997       Exercise Price
--------------------  ----------------------  -------------------
$1.90 to $2.50                        65,500         $2.35
$2.51 to $3.50                       334,934         $2.87
$3.51 to $5.00                       706,869         $4.11
$5.01 to $6.50                       104,314         $5.12
$6.51 to $8.00                         6,000         $6.85


Employee Stock Purchase Plan: The Company's Stock Purchase Plan provides for the sale of up to 2,000,000 shares of common stock to all eligible employees. Employees may elect to withhold up to 10% of annual base earnings for the purchase of the Company's common stock. Options to purchase shares of common stock are offered quarterly with a purchase price equal to 90% of the lower of the closing market price on the first trading day of the month preceding the quarter or the last trading day of the quarter. During the years ended December 31, 1997 and 1996, 101,927 and 140,411 shares were sold under the plan, respectively.

Pro Forma Compensation Cost: No compensation cost has been recognized for the Stock Plans in the periods presented. Had compensation cost for awards granted under the Company's Stock Plans been recorded, net income (loss) would have been reduced to $(5.7) million [$(0.26) per share], $5.2 million [$0.14 per share], and $1.9 million [$0.01 per share] for the years ended December 31, 1997, 1996, and the ten months ended December 31, 1995, respectively. Per share amounts are for both basic and diluted earnings per share.

The fair value of each option grant under the fixed-price option plans and the fair value of the employees' purchase rights under the employee stock purchase plan are estimated on the date of grant for pro forma computations using the Black-Scholes option-pricing model. The dividend yield was assumed to be zero for both periods below. The weighted-average of all other significant assumptions for and the weighted average fair value of grants made during the years ended December 31, 1997, 1996, and the ten months ended December 31, 1995, are as follows:


                                          Year Ended                            Ten Months
                              ---------------------------------------             Ended
                                  December 31,          December 31,           December 31,
                                      1997                  1996                   1995
                              -----------------     -----------------    ----------------------
Fixed Stock Option Plans:
     Volatility                            61.4%                 63.4%                     58.9%
     Risk-free interest rate                6.2%                  5.8%                      6.5%
     Expected lives                   5.0 years             5.0 years                 4.6 years
     Fair value of grants                 $1.22                 $1.92                     $2.30

Employee Stock Purchase Plan:
     Volatility                            61.4%                 63.4%                     58.9%
     Risk-free interest rate                5.1%                  5.0%                      5.5%
     Expected lives                   0.3 years             0.3 years                 0.3 years
     Fair value of grants                 $1.40                 $0.95                     $0.66


12.  Earnings Per Share

Options to purchase 2,494,989 shares of common stock with a weighted-average remaining contractual life of 2.5 years, exercise prices ranging from $1.90 to $6.90 per share, and a weighted-average exercise price of $3.27 per share, were outstanding at December 31, 1997, and were not included in the computation of diluted earnings per share for 1997 due to their anti-dilutive impact. In addition, warrants to purchase 980,088 shares of common stock with a weighted-average remaining contractual life of 1.23 years, exercise prices ranging from $2.30 to $6.87 per share, and a weighted-average exercise price of $5.24 per share, were outstanding at December 31, 1997, and were not included in the computation of diluted earnings per share due to their anti-dilutive impact. On February 27, 1998, pursuant to the Stock Incentive Plan, the Company's Board of Directors approved the issuance of 203,860 shares of restricted stock and 438,000 options to buy shares of common stock with an exercise price of $2.50.


13.  Employee Benefit Plans

The Company and certain of its subsidiaries sponsor a number of benefit plans covering substantially all employees who meet minimum length of service requirements. These plans include a defined-contribution retirement plan, profit-sharing plan that provides for contributions by the Company based on a percentage of covered compensation, and a 401(k) Plan that allows employees to defer portions of their salary, subject to certain limitations. Total expense for these plans for the years ended December 31, 1997 and 1996, and the ten months ended December 31, 1995, was $7,266,000, $7,427,000, and $5,711,000,
respectively. As of December 31, 1997, the Retirement Plan, 401(k) Plan, and a discontinued Employee Stock Ownership Plan owned 862,480, 368,934, and 1,680,178 shares, respectively, of the Company's common stock.

Certain of the Company's employees are covered by union-sponsored, collectively bargained, multi-employer benefit plans. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. Pension expense for these plans was $482,000, $9,097,000, and $6,384,000 for the years ended December 31, 1997 and 1996, and the ten months ended December 31, 1995, respectively.

14. Other Postretirement Benefits

The Company provides certain postretirement benefits to a limited group of retirees. The cost of these benefits is funded when paid and limited to a fixed amount per participant.

The funded status of the plan is as follows (in thousands):

                                                                           December 31,
                                                               --------------------------------------
                                                                       1997                 1996
                                                               -----------------    -----------------
Accumulated postretirement benefit
   obligation (APBO)                                                     $ 5,508             $  6,161
Unamortized transition obligation                                         (9,467)             (10,447)
Unrecognized net gain                                                      6,263                6,617
                                                                         -------             --------
   Accrued postretirement benefit cost                                   $ 2,304             $  2,331
                                                                         =======             ========

The net periodic postretirement benefit cost consists of the following (in thousands):

                                                       Year                Year             Ten Months
                                                       Ended               Ended               Ended
                                                   December 31,        December 31,        December 31,
                                                       1997                1996                1995
                                                  ---------------     ---------------     ---------------
Interest cost                                              $ 412              $  525              $  541
Amortization of transition obligation                        980                 980                 830
Amortization of unrecognized net gain                       (563)               (409)               (214)
                                                           -----              ------              ------

   Net periodic postretirement benefit cost                $ 829              $1,096              $1,157
                                                           =====              ======              ======


All service cost related to the participants' benefits is included in the transition obligation. The discount rate at both December 31, 1997 and 1996, was 7%. The 1997 health care cost trend rate is 5%, effective until 2013 when the cost will be in excess of the Company's maximum obligation. If the trend rate were increased by 1% for each year, the APBO as of December 31, 1997, would increase by approximately $180,000 or 3%.


15.  Business Segment, Major Customers, and Foreign Operations

Business Segment: The Company operates predominantly in one industry segment in which it provides engineering, construction, program management, and consulting services.

Major Customers: Gross revenue from the U.S. Department of Energy was $622,190,000, $866,361,000, and $623,149,000 for the years ended December 31,
1997 and 1996, and the ten months ended December 31, 1995, respectively.

Foreign Operations: Gross revenue and operating income from foreign operations and foreign assets of all consolidated subsidiaries and branches were as follows (in thousands):

                                                         Year                   Year              Ten Months
                                                         Ended                 Ended                Ended
                                                     December 31,           December 31,         December 31,
                                                         1997                   1996                 1995
                                                   -----------------     ------------------     --------------
Foreign gross revenue:
   Europe                                                 $   86,937            $   37,105            $ 14,237
   Asia-Pacific                                               44,871                31,327              28,002
   Other                                                      25,876                 3,676               1,189
                                                          ----------            ----------            --------
                                                             157,684                72,108              43,428
Domestic gross revenue                                       950,432             1,176,335             873,316
                                                          ----------            ----------            --------

   Total gross revenue                                    $1,108,116            $1,248,443            $916,744
                                                          ==========            ==========            ========
Foreign operating income (loss):
   Europe                                                 $   11,153            $    1,346            $  1,426
   Asia-Pacific                                                2,209                 1,002               2,511
   Other                                                         785                  (422)                 20
                                                          ----------            ----------            --------
                                                              14,147                 1,926               3,957
Domestic operating income                                      3,922                19,254              13,548
                                                          ----------            ----------            --------

   Total operating income                                 $   18,069            $   21,180            $ 17,505
                                                          ==========            ==========            ========
Foreign assets:
   Europe                                                 $   34,900            $   17,666            $ 12,905
   Asia-Pacific                                               15,071                13,562              11,024
   Other                                                         833                    24                 137
                                                          ----------            ----------            --------
                                                              50,804                31,252              24,066
Domestic assets                                              347,662               334,721             345,451
                                                          ----------            ----------            --------

   Total assets                                           $  398,466            $  365,973            $369,517
                                                          ==========            ==========            ========

16. Subsequent Acquisition

On February 18, 1998, the Company's Board of Directors approved the acquisition of ICT Spectrum Constructors, Inc., a contractor based in Boise, Idaho, specializing in construction management of fabrication plants and other facilities for semiconductor and microelectronics customers. The transaction closed on March 17, 1998. Each share of ICT Spectrum stock was exchanged for shares of ICF Kaiser stock, resulting in the issuance of 1.5 million shares of ICF Kaiser common stock. The exchanged ICF Kaiser shares carry the guarantee that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock, depending upon the Company's preference. Given that the fair market value of the stock is significantly below the amount of the guarantee and that the Company's current Revolver and indentures restrict the amount of cash that can be used to make up the shortfall, the Company will be required to assume that any periodic shortfall from the guaranteed price will be settled through the issuance of additional shares of common stock. Total contingently issuable shares of common stock, however, cannot exceed 1.5 million. Any additional shares assumed issued will be included in the diluted earnings per share calculations for applicable future reporting periods until the earlier of the contingency resolution or March 1, 2001. The exchanged shares also contain restrictions preventing their sale prior to March 1, 2001. The acquisition will be accounted for as a purchase and will generate approximately $5.0 million in goodwill which will be amortized over 12 years.

17.  Selected Quarterly Financial Information (Unaudited)

Financial information for the quarters in 1997 and 1996 is presented in the following tables (in thousands, except per share amounts):

Year Ended December 31, 1997:
                                            Fourth               Third               Second             First
                                            Quarter             Quarter             Quarter            Quarter
                                      ----------------     ----------------    ----------------   ----------------
Gross revenue                                 $268,400             $332,173            $241,586           $265,957
Service revenue                                 96,424              116,103             109,581            103,978
Operating income (loss)                         (3,112)               7,194               7,389              6,598
Net income (loss)                               (5,157)                 120                   3                 47
Basic earnings (loss) per share               $  (0.23)            $   0.01            $      -           $      -
Dilutive earnings (loss) per share            $  (0.23)            $   0.01            $      -           $      -

Year Ended December 31, 1996:
                                            Fourth               Third               Second             First
                                            Quarter             Quarter             Quarter            Quarter
                                      ----------------     ----------------    ----------------   ----------------
Gross revenue                                 $225,033             $379,971            $332,320           $311,119
Service revenue                                 98,469              138,780             150,342            144,525
Operating income                                    10                5,087               8,615              7,468
Net income                                       2,114                  763               1,633              1,324
Basic earnings per share                      $   0.07             $   0.01            $   0.05           $   0.04
Dilutive earnings per share                   $   0.07             $   0.01            $   0.05           $   0.04

At March 11, 1998, there were 22,691,174 shares of common stock outstanding held by 1,502 holders of record.


18.  Guarantor Subsidiaries

As a result of registering the Series B Senior Notes with the SEC in January 1997, the Company now is required to provide financial information for wholly owned subsidiaries of ICF Kaiser International, Inc. (Subsidiary Guarantors) which unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Subordinated Notes, and the Series B Senior Notes (see Note 5). The Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc; ICF Kaiser Government Programs, Inc; PCI Operating Company, Inc; Systems Applications International, Inc; EDA, Incorporated; Global Trade & Investment, Inc; ICF Kaiser Europe, Inc; ICF Kaiser/Georgia Wilson, Inc; ICF Kaiser Overseas Engineering, Inc;

ICF Kaiser Engineers Pacific, Inc; ICF Kaiser Remediation Company; and ICF Kaiser Systems, Inc.

Presented below is condensed consolidating financial information for ICF Kaiser International, Inc. (Parent Company), the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries as of and for the years ended December 31, 1997 and 1996, and the ten months ended December 31, 1995.

Investments in subsidiaries have been presented using the equity method of accounting. The Company does not have a formal tax-sharing arrangement with its subsidiaries and has allocated taxes to its subsidiaries based on the Company's overall effective tax rate. Therefore, the Subsidiary Guarantors are combined in the presentation below.

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 1997
(In thousands)

------------------------------------------------------------------------------------------------------------------
                                                                                                   ICF Kaiser
                                        Parent     Subsidiary   Non-Guarantor                  International, Inc.
                                        Company    Guarantors   Subsidiaries    Eliminations      Consolidated
                                       ---------   ----------   -------------   ------------   -------------------
ASSETS
Current Assets
   Cash and cash equivalents            $ (5,665)    $ 10,259       $  14,604       $      -              $ 19,198
   Contract receivables, net               3,210       97,055         163,765              -               264,030
   Intercompany receivables, net         136,629        1,989        (138,618)             -                     -
   Prepaid expenses and other
   current assets                          4,181          479           9,830              -                14,490
   Deferred  income taxes                 14,749            -             532              -                15,281
                                        --------     --------       ---------   ------------              --------
       Total Current Assets              153,104      109,782          50,113              -               312,999
                                        --------     --------       ---------   ------------              --------

Fixed Assets
   Furniture, equipment,  and
   leasehold improvements                  9,728        2,505          39,213              -                51,446
   Less depreciation and amortization     (5,361)      (2,275)        (32,012)             -               (39,648)
                                        --------     --------       ---------   ------------              --------
                                           4,367          230           7,201              -                11,798
                                        --------     --------       ---------   ------------              --------

Other Assets
   Goodwill, net                               -        4,793          42,530              -                47,323
   Other                                  50,528        1,847          22,082        (48,111)               26,346
                                        --------     --------       ---------   ------------              --------
                                          50,528        6,640          64,612        (48,111)               73,669
                                        --------     --------       ---------   ------------              --------

       Total Assets                     $207,999     $116,652       $ 121,926       $(48,111)             $398,466
                                        ========     ========       =========   ============              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt    $      -     $      -       $      15       $      -              $     15
   Accounts payable and other
   accrued expenses                       23,186       80,026          35,121              -               138,333
   Accrued salaries and employee
   benefits                                6,938       16,722          13,994              -                37,654
   Other                                   4,138          905          41,433              -                46,476
                                        --------     --------       ---------   ------------              --------
       Total Current Liabilities          34,262       97,653          90,563              -               222,478



Long-term Liabilities
   Long-term debt, less current portion  141,004            -               -              -               141,004
   Other                                   2,437           26           2,123              -                 4,586
                                        --------     --------       ---------   ------------              --------
       Total Liabilities                 177,703       97,679          92,686              -               368,068
                                        --------     --------       ---------   ------------              --------

Minority Interests in Subsidiaries             -        3,071               -              -                 3,071

Shareholders' Equity
   Common Stock                              214          149             128           (266)                  225
   Additional Paid-in Capital             66,888        2,796          58,548        (61,116)               67,116
   Accumulated Earnings (Deficit)        (34,384)      13,221         (26,333)        13,271               (34,225)
   Other Equity                           (2,422)        (264)         (3,103)             -                (5,789)
                                        --------     --------       ---------   ------------              --------
       Total Shareholders' Equity         30,296       15,902          29,240        (48,111)               27,327
                                        --------     --------       ---------   ------------              --------

         Total Liabilities and
          Shareholders' Equity          $207,999     $116,652       $ 121,926       $(48,111)             $398,466
                                        ========     ========       =========   ============              ========


ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 1997
(In thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                                                           ICF Kaiser
                                                    Parent   Subsidiary  Non-Guarantor                International, Inc.
                                                    Company  Guarantors  Subsidiaries   Eliminations      Consolidated
                                                    -------- ----------  -------------  ------------  -------------------

GROSS REVENUE                                       $   727   $ 608,467      $ 498,922       $    -           $1,108,116

   Subcontract and direct material costs               (608)   (428,550)      (248,273)           -             (677,431)
   Provision for contract loss                            -           -         (6,900)           -               (6,900)
   Equity in income of joint ventures and
      affiliated companies and subsidiaries          (6,059)          -          2,562        5,798                2,301
                                                    -------   ---------      ---------  -----------           ----------

SERVICE REVENUE                                      (5,940)    179,917        246,311        5,798              426,086

OPERATING EXPENSES
   Operating expenses                                (3,982)    156,315        246,089            -              398,422
   Depreciation and amortization                      2,350       1,092          6,153            -                9,595
                                                    -------   ---------      ---------  -----------           ----------

OPERATING INCOME                                     (4,308)     22,510         (5,931)       5,798               18,069

OTHER INCOME (EXPENSE)
   Gain on Sale of Investment                             -           -          1,018            -                1,018
   Interest and investment income                       570         671            567          (58)               1,750
   Interest expense                                    (570)     (1,004)       (16,755)          53              (18,276)
                                                    -------   ---------      ---------  -----------           ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTERESTS                                (4,308)     22,177        (21,101)       5,793                2,561

   Income tax provision (benefit)                       679       4,624         (8,622)           -               (3,319)
                                                    -------   ---------      ---------  -----------           ----------

INCOME BEFORE MINORITY INTERESTS                     (4,987)     17,553        (12,479)       5,793                5,880

   Minority interests in net income of subsidiaries       -      10,867              -            -               10,867
                                                    -------   ---------      ---------  -----------           ----------

NET INCOME AVAILABLE FOR
   COMMON SHAREHOLDERS                              $(4,987)  $   6,686      $ (12,479)      $5,793           $  (4,987)
                                                    =======   =========      =========  ===========           ==========

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 1997
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     ICF Kaiser
                                                           Parent     Subsidiary   Non-Guarantor                International, Inc.
                                                           Company    Guarantors    Subsidiaries  Eliminations      Consolidated
                                                          ----------  ----------  --------------  ------------  -------------------
Net Cash Provided by (Used in) Operating Activities       $  21,088     $  9,389        $(3,465)        $ 494            $  27,506
                                                          ---------     --------        -------   -----------            ---------

INVESTING ACTIVITIES
Sales of subsidiaries and subsidiary assets                       -        2,763         14,265             -               17,028
Purchases of fixed assets                                    (1,871)         (53)        (2,964)            -               (4,888)
Investments in subsidiaries and affiliates,
   net of cash acquired                                           -         (100)        (3,974)            -               (4,074)
                                                          ---------     --------        -------   -----------            ---------

      Net Cash Provided by (Used) in Investing Activities    (1,871)       2,610          7,327             -                8,066
                                                          ---------     --------        -------   -----------            ---------

FINANCING ACTIVITIES
Borrowings under credit facility                            104,500            -              -             -              104,500
Principal payments on credit facility                      (121,000)           -              -             -             (121,000)
Distribution of income to minority interest                       -      (13,950)             -             -              (13,950)
Proceeds from issuances of common stock                         213            -              -             -                  213
Repurchases of common stock                                    (251)           -              -             -                 (251)
Debt issuance costs                                            (624)           -              -             -                 (624)
                                                          ---------     --------        -------   -----------            ---------
      Net Cash Used in Financing Activities                 (17,162)     (13,950)             -             -              (31,112)
                                                          ---------     --------        -------   -----------            ---------
Effect of Exchange Rate Changes on Cash                           -            -         (2,023)            -               (2,023)
                                                          ---------     --------        -------   -----------            ---------
Increase (Decrease) in Cash and Cash Equivalents              2,055       (1,951)         1,839           494                2,437
Cash and Cash Equivalents at Beginning of Period             (7,720)      12,210         12,765          (494)              16,761
                                                          ---------     --------        -------   -----------            ---------

Cash and Cash Equivalents at End of Period                $  (5,665)    $ 10,259        $14,604   $         -            $  19,198
                                                          =========     ========        =======   ===========            =========

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 1996
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    ICF Kaiser
                                                         Parent     Subsidiary   Non-Guarantor                  International, Inc.
                                                         Company    Guarantors   Subsidiaries    Eliminations      Consolidated
                                                         --------   ----------   -------------   ------------   -------------------
ASSETS
Current Assets
   Cash and cash equivalents                             $ (7,720)     $12,210       $  12,765       $  (494)              $ 16,761
   Contract receivables, net                                  183       80,803         142,292              -               223,278
   Intercompany receivables, net                          155,653       (8,102)       (147,551)             -                     -
   Prepaid expenses and other current assets                4,509          383          22,535           (331)               27,096
   Deferred income taxes                                   12,504            -          (2,765)             -                 9,739
                                                         --------      -------       ---------       --------              --------
      Total Current Assets                                165,129       85,294          27,276           (825)              276,874
                                                         --------      -------       ---------       --------              --------

Fixed Assets
   Furniture, equipment, and leasehold improvements         7,243        2,453          38,714              -                48,410
   Less depreciation and amortization                      (3,430)      (2,203)        (31,575)             -               (37,208)
                                                         --------      -------       ---------       --------              --------
                                                            3,813          250           7,139              -                11,202
                                                         --------      -------       ---------       --------              --------

Other Assets
   Goodwill, net                                                -        5,182          44,517              -                49,699
   Other                                                   58,494        3,377          20,666        (54,339)               28,198
                                                         --------      -------       ---------       --------              --------
                                                           58,494        8,559          65,183        (54,339)               77,897
                                                         --------      -------       ---------       --------              --------

      Total Assets                                       $227,436      $94,103       $  99,598       $(55,164)             $365,973
                                                         ========      =======       =========       ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                     $      -      $     -       $      43       $      -              $     43
   Accounts payable and other accrued expenses             16,467       54,012          18,679              -                89,158
   Accrued salaries and employee benefits                  10,242       22,820          12,717              -                45,779
   Other                                                    4,454        1,365          22,208            (31)               27,996
                                                         --------      -------       ---------       --------              --------
      Total Current Liabilities                            31,163       78,197          53,647            (31)              162,976

Long-term Liabilities
   Long-term debt, less current portion                   157,306            -               -           (787)              156,519
   Other                                                    2,731          285           2,416              -                 5,432
                                                         --------      -------       ---------       --------              --------
      Total Liabilities                                   191,200       78,482          56,063           (818)              324,927
                                                         --------      -------       ---------       --------              --------

Minority Interests in Subsidiaries                              -        6,154               -              -                 6,154

Shareholders' Equity
   Common Stock                                               223          147             128           (275)                  223
   Additional Paid-in Capital                              66,983        2,796          42,047        (44,843)               66,983
   Accumulated Earnings (Deficit)                         (29,238)       6,530           2,698         (9,228)              (29,238)
   Other Equity                                            (1,732)          (6)         (1,338)             -                (3,076)
                                                         --------      -------       ---------       --------              --------
      Total Shareholders' Equity                           36,236        9,467          43,535        (54,346)               34,892
                                                         --------      -------       ---------       --------              --------

      Total Liabilities and Shareholders' Equity         $227,436      $94,103       $  99,598       $(55,164)             $365,973
                                                         ========      =======       =========       ========              ========

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 1996
(In thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                                                          ICF Kaiser
                                                    Parent    Subsidiary  Non-Guarantor               International, Inc.
                                                    Company   Guarantors  Subsidiaries  Eliminations     Consolidated
                                                    --------  ----------  ------------- ------------  -------------------
GROSS REVENUE                                       $ 2,024   $ 565,858      $ 680,561      $     -            $1,248,443

   Subcontract and direct material costs               (777)   (385,014)      (334,551)           -              (720,342)
   Equity in income of joint ventures and
      affiliated companies and subsidiaries           5,081           -          5,825       (6,891)                4,015
                                                    -------   ---------      ---------      -------            ----------

SERVICE REVENUE                                       6,328     180,844        351,835       (6,891)              532,116

OPERATING EXPENSES
   Operating expenses                                (1,835)    168,247        334,179           (3)              500,588
   Depreciation and amortization                      2,065       1,636          6,647            -                10,348
                                                    -------   ---------      ---------      -------            ----------

OPERATING INCOME                                      6,098      10,961         11,009       (6,888)               21,180

OTHER INCOME (EXPENSE)
   Gain on Sale of Investment                             -       1,649          7,735            -                 9,384
   Interest and investment income                       284         395            844         (269)                1,254
   Interest expense                                    (284)     (1,089)       (16,169)         208               (17,334)
                                                    -------   ---------      ---------      -------            ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTERESTS                                 6,098      11,916          3,419       (6,949)               14,484


   Income tax provision (benefit)                       264       1,243          1,100            -                 2,607
                                                    -------   ---------      ---------      -------            ----------

INCOME BEFORE MINORITY INTERESTS                      5,834      10,673          2,319       (6,949)               11,877

   Minority interests in net income of subsidiaries       -       6,043              -            -                 6,043
                                                    -------   ---------      ---------      -------            ----------

NET INCOME                                            5,834       4,630          2,319       (6,949)                5,834

   Preferred stock dividends and accretion            2,178           -              -            -                 2,178
                                                    -------   ---------      ---------      -------            ----------

NET INCOME AVAILABLE FOR
   COMMON SHAREHOLDERS                              $ 3,656   $   4,630      $   2,319      $(6,949)           $    3,656
                                                    =======   =========      =========      =======            ==========

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 1996
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     ICF Kaiser
                                                             Parent    Subsidiary  Non-Guarantor                International, Inc.
                                                             Company   Guarantors   Subsidiaries  Eliminations      Consolidated
                                                           ----------  ----------  -------------  ------------  -------------------
Net Cash Provided by (Used in) Operating Activities          $(16,387)    $14,075        $ 2,650       $   870             $  1,208
                                                             --------     -------        -------       -------             --------

INVESTING ACTIVITIES
Purchases of fixed assets                                      (2,002)       (227)        (2,703)            -               (4,932)
Investments in subsidiaries and affiliates,
   net of cash acquired                                             -        (225)        (1,092)            -               (1,317)
Sale of fixed assets                                                -           -             22             -                   22
                                                             --------     -------        -------       -------             --------
             Net Cash Used in Investing Activities             (2,002)       (452)        (3,773)            -               (6,227)
                                                             --------     -------        -------       -------             --------

FINANCING ACTIVITIES
Borrowings under credit facility                              114,000           -              -             -              114,000
Principal payments on credit facility                         (98,500)          -              -             -              (98,500)
Proceeds from issuance of senior notes and related warrants    14,700           -              -             -               14,700
Repurchases of preferred stock                                (20,000)          -              -             -              (20,000)
Distribution of income to minority interest                         -      (2,428)             -             -               (2,428)
Proceeds from issuances of common stock                           383           -              -             -                  383
Preferred stock dividends                                      (2,615)          -              -             -               (2,615)
Debt issuance costs                                            (1,427)          -              -             -               (1,427)
Other financing activities                                          -           -            924             -                  924
                                                             --------     -------        -------       -------             --------
             Net Cash Used in Financing Activities              6,541      (2,428)           924             -                5,037
                                                             --------     -------        -------       -------             --------
Effect of Exchange Rate Changes on Cash                             -           -            386             -                  386
                                                             --------     -------        -------       -------             --------
Increase (Decrease) in Cash and Cash Equivalents              (11,848)     11,195            187           870                  404
Cash and Cash Equivalents at Beginning of Period                4,128       1,015         12,578        (1,364)              16,357
                                                             --------     -------        -------       -------             --------

Cash and Cash Equivalents at End of Period                   $ (7,720)    $12,210        $12,765       $  (494)            $ 16,761
                                                             ========     =======        =======       =======             ========

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Ten Months Ended December 31, 1995
(In thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  ICF Kaiser
                                                     Parent       Subsidiary    Non-Guarantor                  International, Inc.
                                                     Company      Guarantors     Subsidiaries   Eliminations     Consolidated
                                                   ------------  -------------  --------------  -------------  -------------------
GROSS REVENUE                                          $ 1,539      $ 288,741       $ 626,464          $   -             $ 916,744

   Subcontract and direct material costs                (1,037)      (192,267)       (300,667)             -              (493,971)
   Equity in income of joint ventures and
      affiliated companies and subsidiaries                754              -           2,962           (593)                3,123
                                                       -------      ---------       ---------          -----             ---------

SERVICE REVENUE                                          1,256         96,474         328,759           (593)              425,896

OPERATING EXPENSES
   Operating expenses                                   (2,502)        91,934         311,157            (55)              400,534
   Depreciation and amortization                         1,349            946           6,062              -                 8,357
   Unusual items, net                                    1,700              -          (2,200)             -                  (500)
                                                       -------      ---------       ---------          -----             ---------

OPERATING INCOME                                           709          3,594          13,740           (538)               17,505

OTHER INCOME (EXPENSE)
   Interest income                                         488            269           1,319            (23)                2,053
   Interest expense                                      1,147           (491)        (13,934)            23               (13,255)
                                                       -------      ---------       ---------          -----             ---------

INCOME BEFORE INCOME TAXES AND
   MINORITY INTERESTS                                    2,344          3,372           1,125           (538)                6,303

   Income tax provision (benefit)                           92            434           1,565              -                 2,091
                                                       -------      ---------       ---------          -----             ---------

INCOME BEFORE MINORITY INTERESTS                         2,252          2,938            (440)          (538)                4,212

   Minority interests in net income of subsidiaries          -          2,039             (79)             -                 1,960
                                                       -------      ---------       ---------          -----             ---------

NET INCOME                                               2,252            899            (361)          (538)                2,252

   Preferred stock dividends and accretion               1,803              -               -              -                 1,803
                                                       -------      ---------       ---------          -----             ---------

NET INCOME AVAILABLE FOR
   COMMON SHAREHOLDERS                                 $   449      $     899       $    (361)         $(538)            $     449
                                                       =======      =========       =========          =====             =========

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Ten Months Ended December 31, 1995
(In thousands)
================================================================================

                                                                                                                    ICF Kaiser
                                                           Parent     Subsidiary  Non-Guarantor                International, Inc.
                                                           Company    Guarantors   Subsidiaries  Eliminations      Consolidated
                                                         -----------  ----------  -------------  ------------  --------------------
Net Cash Provided by (Used in) Operating Activities        $ (6,297)      $1,136        $   468       $(1,364)            $(6,057)
                                                           --------       ------        -------  ------------             --------

INVESTING ACTIVITIES
Purchases of fixed assets                                       (92)        (279)        (1,388)            -               (1,759)
Investments in subsidiaries and affiliates,
   net of                                                    (1,000)        (350)          (660)            -               (2,010)
   cash
   acquired
Sale of subsidiaries and subsidiary assets                        -            -            735             -                  735
Sale of fixed assets                                              -            -          1,035             -                1,035
                                                           --------       ------        -------  ------------             --------
             Net Cash Used in Investing Activities           (1,092)        (629)          (278)            -               (1,999)
                                                           --------       ------        -------  ------------             --------

FINANCING ACTIVITIES
Borrowings under credit facility                             16,000            -              -             -               16,000
Principal payments on credit facility                       (16,000)           -         (1,173)            -              (17,173)
Subsidiary capital contribution from minority interest            -          500              -             -                  500
Proceeds from issuances of common stock                         406            -              -             -                  406
Repurchases of common stock                                    (257)           -              -             -                 (257)
Preferred stock dividends                                    (1,471)           -              -             -               (1,471)
Other financing activities                                        -            -         (1,308)            -               (1,308)
                                                           --------       ------        -------  ------------             --------
             Net Cash Used in Financing Activities           (1,322)         500         (2,481)            -               (3,303)
                                                           --------       ------        -------  ------------             --------
Effect of Exchange Rate Changes on Cash                           -            -           (517)            -                 (517)
                                                           --------       ------        -------  ------------             --------
Increase (Decrease) in Cash and Cash Equivalents             (8,711)       1,007         (2,808)       (1,364)             (11,876)
Cash and Cash Equivalents at Beginning of Period             12,839            8         15,386             -               28,233
                                                           --------       ------        -------  ------------             --------

Cash and Cash Equivalents at End of Period                 $  4,128       $1,015        $12,578       $(1,364)            $ 16,357
                                                           ========       ======        =======  ============             ========

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                ICF KAISER INTERNATIONAL, INC AND SUBSIDIARIES
                                (in thousands)



              Column A                          Column B                    Column C                 Column D         Column E
----------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions
                                                                   ------------------------------
                                          Balance at beginning        Charged to costs                              Balance at end
            Description                        of Period                and expenses      Other        Deductions      of period
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997
Deducted from asset account:
 Allowance for doubtful accounts               $ 9,450                    $ 1,195         1,150  (5)      4,653  (1)     $ 7,142

Deducted from asset account and
 included in other liabilities:
  provision for future losses on contracts       1,517                        494                           812            1,199
                                              ------------------------------------------------------------------------------------
                                               $10,967                    $ 1,689       $ 1,150         $ 5,465          $ 8,341
                                              ====================================================================================

Year Ended December 31, 1996
Deducted from asset account:
 Allowance for doubtful accounts               $ 9,435                    $ 1,881           175  (3)      3,490  (1)     $ 9,450
                                                                                          1,449  (5)
Deducted from asset account and
 included in other liabilities:
  provision for future losses on contracts       2,274                        300           491  (4)      1,548  (2)       1,517
                                              ------------------------------------------------------------------------------------
                                               $11,709                    $ 2,181       $ 2,115         $ 5,038          $10,967
                                              ====================================================================================


Ten Months Ended December 31, 1995
Deducted from asset account:
 Allowance for doubtful accounts               $ 9,864                    $   601       $    62  (3)    $ 1,092  (1)     $ 9,435

Deducted from asset account and
 included in other liabilities:
  provision for future losses on contracts         843                      1,119           545  (4)        233  (2)       2,274
                                              ------------------------------------------------------------------------------------
                                               $10,707                    $ 1,720       $   607         $ 1,325          $11,709
                                              ====================================================================================



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

                                 EXHIBIT INDEX


EXHIBIT NO. 3 -- ARTICLES OF INCORPORATION AND BY-LAWS OF THE REGISTRANT
------------------------------------------------------------------------

3(a)      Restated Certificate of Incorporation of ICF Kaiser International,
Inc. (restated through June 26, 1993) (Incorporated by reference to Exhibit No. 3(a) to Quarterly Report on Form 10-Q (Registrant No. 1- 12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

3(b)      Amended and Restated By-laws of ICF Kaiser International, Inc. (as amended through June 23, 1995) (Incorporated by reference to Exhibit No. 3(b) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1995 filed with the Commission on October 13, 1995)

Exhibit No. 3 -- Articles of Incorporation and By-laws of the Subsidiary
------------------------------------------------------------------------
Guarantors
----------

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

3(k)      Certificate of Incorporation of EDA, Incorporated

3(l)      Amended and Restated By-laws of EDA, Incorporated

3(m)      Certificate of Incorporation of ICF Kaiser Systems, Inc.

3(n)      By-laws of ICF Kaiser Systems, Inc.

3(o)      Certificate of Incorporation of Global Trade & Investment, Inc.

3(p)      Amended and Restated By-laws of Global Trade & Investment, Inc.

3(q)      Certificate of Incorporation of ICF Kaiser Europe, Inc.

3(r)      By-laws of ICF Kaiser Europe, Inc.

3(s)      Certificate of Incorporation of ICF Kaiser / Georgia Wilson, Inc.

3(t)      By-laws of ICF Kaiser / Georgia Wilson, Inc.

3(u)      Certificate of Incorporation of ICF Kaiser Overseas Engineering, Inc.

3(v)      Amended and Restated By-laws of ICF Kaiser Overseas Engineering, Inc.

3(w)      Certificate of Incorporation of ICF Kaiser Engineers Pacific, Inc.

3(x)      Amended and Restated By-laws of ICF Kaiser Engineers Pacific, Inc.

3(y)      Certificate of Incorporation of ICF Kaiser Remediation Company

3(z)      By-laws of ICF Kaiser Remediation Company

Exhibit No. 4 -- Instruments Defining the Rights of Security Holders, including
-------------------------------------------------------------------------------
Indentures
----------

4(a)      Indenture dated as of January 11, 1994, between ICF Kaiser
International, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit No. 4(a) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

       1. First Supplemental Indenture dated as of February 17, 1995. (Incorporated by reference to Exhibit No. 4(a)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal year 1995 filed with the Commission on May 23,
1995)

       2. Second Supplemental Indenture dated September 1, 1995 (Incorporated by reference to Exhibit No. 4(a) (2) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)

       3. Third Supplemental Indenture dated October 20, 1995 (Incorporated by reference to Exhibit No. 4(a)(3) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)

       4. Fourth Supplemental Indenture dated as of March 8, 1996 (Incorporated by reference to Exhibit No. 4 (a)(4) to Transition Report on Form 10-K Registration No. 1-12248 for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

       5. Fifth Supplemental Indenture dated as of June 24, 1996 (Incorporated by reference to Exhibit No. 4 (a)(5) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

       6. Sixth Supplemental Indenture dated as of December 3, 1997

4(b)      Form of 12% Senior Subordinated Note due 2003 (Incorporated by
reference to Exhibit No. 4(b) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(c)      Form of Common Stock Purchase Warrant expiring May 15, 1999 (as amended and restated through January 11, 1994) (Incorporated by reference to Exhibit No. 4(e) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(d)      Rights Agreement, dated as of January 13, 1992, between ICF Kaiser
International, Inc. and Office of the Secretary, ICF Kaiser International, Inc. as Rights Agent, including (1) Form of Certificate of Designations of Series 4 Junior Preferred Stock; (2) Form of Rights Certificate; and (3) Summary of Rights to Purchase Preferred Stock (Incorporated by reference to Exhibit No. 4(h) to Quarterly Report on Form 10-Q Registrant No. 0-18025 for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

4(e)      Warrant Agreement dated as of January 11, 1994, between the Registrant and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(c) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(f)      Form of Warrant expiring December 31, 1998 (Incorporated by reference to Exhibit No. 4(d) to Quarterly Report on Form 10-Q Registrant No. 1- 12248 for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(g)      Indenture dated as of December 23, 1996, between ICF Kaiser
International, Inc. and The Bank of New York, as Trustee, including Guarantees, dated December 23, 1996, by each of the Subsidiary Guarantors (Incorporated by reference to Exhibit No. 4(g) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

       1. First Supplemental Indenture dated as of December 3, 1997

4(h)      Form of 12% Senior Note due 2003, Series B (Incorporated by reference to Exhibit No. 4(i) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

4(i)      Warrant Agreement dated as of December 23, 1996, between ICF Kaiser
International, Inc. and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(j) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

4(j)      Form of Warrant expiring December 31, 1999 issued under Warrant
Agreement dated as of December 23, 1996 (Incorporated by reference to Exhibit No. 4(k) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

Exhibit No. 10 -- Material Contracts
------------------------------------

10(a)     Amended and Restated Credit Agreement dated as of December 3, 1997, with CoreStates Bank N.A., as agent

       1. Amendment No. 1 dated as of March 12, 1998

10(b)     Amended and Restated Security Agreement dated as of December 3, 1997, with CoreStates Bank N.A., as agent

10(c)     ICF Kaiser International, Inc. Employee Stock Ownership Plan (as
amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(c) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

       1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(l)(1) to Annual Report on Form 10-K Registrant No. 1- 12248 for fiscal 1995 filed with the Commission on May 23, 1995)

       2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(b)(2) to Transition Report on Form 10-K Registrant No. 1- 12248 for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

       3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(b)(3) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

10(d)     Trust Agreement with Vanguard Fiduciary Trust Company dated as of
August 31, 1995, for ICF Kaiser International Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 Registrant No. 33-64655 filed with the Commission on November 30, 1995)

10(e)     ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

       1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K Registrant No. 1-12248 filed with the Commission on May 23, 1995.)

       2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K Registrant No. 1- 12248 for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

       3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

10(f)     Trust Agreement with Vanguard Fiduciary Trust Company dated as of
August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30,
1995)

10(g)     Consolidated, Amended and Restated Deed of Lease Agreement between
HMCE Associates Limited Partnership R.L.L.P. (as Landlord) and ICF Kaiser Hunters Branch Leasing, Inc. (as Tenant), dated November 12, 1997, for the lease of the Registrant's headquarters in Fairfax, Virginia known as Hunters Branch Phase I

10(h)     Consolidated, Amended and Restated Deed of Lease Agreement between
HMCE Associates Limited Partnership R.L.L.P. (as Landlord) and ICF Kaiser Hunters Branch Leasing, Inc. (as Tenant), dated November 12, 1997, for the lease of space in the building adjacent to the Registrant's headquarters in Fairfax, Virginia known as Hunters Branch -- Phase II

10(i)     Contribution Agreement by and among HMCE Associates Limited
Partnership R.L.L.P.; ICF Kaiser Hunters Branch Leasing, Inc.; and IFA Nutley Partners, LLC dated November 3, 1997

10(j)     ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated through March 1, 1996) (Incorporated by reference to Exhibit No. 10(j) to Registration Statement on Form S-1 Registrant No. 333-16937 filed with the Commission on November 27, 1996)

10(k)     Contract (#DE-AC3495RF00825) between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated as of April 4, 1995. [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(o) WAS FILED IN PAPER ON MAY 23, 1995, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION is incorporated herein by reference thereto]

       1. Modifications 1 to 40 to Contract #DE-AC3495RF00825. (Incorporated by reference to Exhibit No. 10(p)(l) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

       2. Modifications 42 to 46 to Contract #DE-AC3495RF00825 (Modification 41 not received) (Incorporated by reference to Exhibit No. 10(p)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on May 25, 1997)

       3. Modifications 47 to XX to Contract #DE-AC3495RF00825

10(l)     ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q Registrant No. 1-12248 (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15,
1993)

       1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1995 filed with the Commission on May 23, 1995)

       2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K Registrant No. 1- 12248 for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

       3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

10(m)     Trust Agreement with Vanguard Fiduciary Trust Company dated as of
March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registration No. 33-51460) filed with the Commission on August 31,
1992)

Exhibit No. 10 -- Material Contracts (management contracts, compensatory plans,
-------------------------------------------------------------------------------
or arrangements.)
-----------------

10(aa)    Agreement dated as of May 19, 1997 with James O. Edwards, Chairman and
Chief Executive Officer of the Registrant (Incorporated by reference to Exhibit No. 10(ll) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1997 filed with the Commission on August 14, 1997)

10(bb)    ICF Kaiser International, Inc. 1998 Compensation (IC) Plan for Senior
Executives (adopted by the Board of Directors on February 27, 1998)

10(cc)    ICF Kaiser International, Inc. Non-employee Director Stock Option Plan
(as amended and restated as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(bb) to Quarterly Report on Form 10-Q (Registrant No. 1- 12248) for the second quarter of fiscal 1994 filed with the Commission on October 15,
1993)

10(dd)    Agreement dated as of May 19, 1997 with Marc Tipermas, President and
Chief Operating Officer of the Registrant (Incorporated by reference to Exhibit No. 10(mm) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1997 filed with the Commission on August 14, 1997)

10(ee)    ICF Kaiser International, Inc. Senior Executive Officers Severance
Plan as approved by the Compensation Committee of the Board of Directors on April 4, 1994, and adopted by the Board of Directors on May 5, 1994, as further amended through May 1, 1997

10(ff)    Employment Agreement with Michael K. Goldman, Executive Vice President of the Registrant, effective as of February 28, 1994. (Incorporated by reference to Exhibit No. 10(jj) to Annual Report on Form 10-K Registrant No. 1-12248 for fiscal 1995 filed with the Commission on May 23, 1995)

10(gg)    ICF Kaiser International, Inc. Consultants, Agents and Part-Time
Employees Stock Incentive Plan dated as of June 23, 1995 (Incorporated by reference to Exhibit No. 99 to Registration Statement on Form S-8 Registration No. 33-60665 filed with the Commission on June 28, 1995)

10(hh)    ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated through March 1, 1996) (Incorporated by reference to Exhibit No. 10 (j) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

10(ii)    Amended Employment Agreement dated as of December 1, 1996, with David
Watson, Executive Vice President and President, ICF Kaiser Engineers and Constructors Group of the Registrant (Incorporated by reference to Exhibit No. 10(kk) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on May 25, 1997).

10(jj)    Amended and Restated Employment Agreement dated as of July 1,1997 with
Kenneth L. Campbell, Executive Vice President and Chief Financial Officer of the Registrant (Incorporated by reference to Exhibit No. 10(nn) to Quarterly Report on Form 10-Q Registrant No. 1-12248 for the second quarter of fiscal 1997 filed with the Commission on August 14, 1997)

10(kk)    Employment Agreement with Michael F. Gaffney, Executive Vice President of the Registrant, effective as of January 1, 1997

10(ll)    Letter Agreement with Cowen Incorporated and Jarrod M. Cohen, dated as of March 13, 1998

10(mm)    ICF Kaiser International, Inc. Non-employee Directors Compensation and
Phantom Stock Plan as adopted by the Board of Directors on February 28, 1997, with an effective date of March 1, 1997

10(nn)    Letter Agreement with Tennenbaum & Co., L.L.C. and Michael E.
Tennenbaum, dated as of March 13, 1998

Exhibit No. 21 -- Consolidated Subsidiaries of the Registrant as of
                  December 31, 1997

Exhibit No. 23 -- Consent of Coopers & Lybrand L.L.P.

Exhibit No. 27 -- Financial Data Schedule