Form 10-Q
period 1998-03-31
ICF KAISER INTERNATIONAL INC
filed 1998-05-15
CIK 856200

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998       Commission File No. 1-12248



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


     On May 12, 1998, there were 24,149,472 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

                        ICF KAISER INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q


                                                                            Page
Part I - Financial Information

 Item 1. Financial Statements:

         Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997.................................3

         Consolidated Statements of Income and Comprehensive Income -
         Three Months Ended March 31, 1998 and 1997...........................4

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1998 and 1997...........................5

         Notes to Consolidated Financial Statements........................6-13

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................14-17

 Item 3. Quantitative and Qualitative Disclosures About Market Risk..........18


Part 11 - Other Information

 Item 1. Legal Proceedings...................................................18

 Item 2. Changes in Securities and Use of Proceeds...........................18

 Item 3. Defaults Upon Senior Securities.....................................18

 Item 4. Submission of Matters to a Vote of Security Holders.................19

 Item 5. Other Information...................................................19

 Item 6. Exhibits and Reports on Form 8-K....................................19

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares)

---------------------------------------------------------------------------------------------------
                                                                    March 31,          December 31,
                                                                      1998                 1997
---------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
Assets

Current Assets
   Cash and cash equivalents                                        $  31,990            $  19,198
   Contract receivables, net                                          256,047              264,030
   Prepaid expenses and other current assets                           12,178               14,490
   Deferred income taxes                                               17,523               15,281
                                                                    ---------            ---------
           Total Current Assets                                       317,738              312,999
                                                                    ---------            ---------

Fixed Assets
   Furniture, equipment, and leasehold improvements                    49,418               51,446
   Less depreciation and amortization                                 (37,454)             (39,648)
                                                                    ---------            ---------
                                                                       11,964               11,798
                                                                    ---------            ---------
Other Assets
   Goodwill, net                                                       51,599               47,323
   Investments in and advances to affiliates                            6,513                7,038
   Other                                                               18,516               19,308
                                                                    ---------            ---------
                                                                       76,628               73,669
                                                                    ---------            ---------

           Total Assets                                             $ 406,330            $ 398,466
                                                                    =========            =========

Liabilities and Shareholders' Equity

Current Liabilities
   Debt currently payable                                           $      15            $      15
   Accounts payable                                                   121,345              120,368
   Accrued salaries and benefits                                       37,871               37,654
   Other accrued expenses                                              22,812               26,902
   Deferred revenue                                                    37,920               36,527
   Income taxes payable                                                 1,114                1,012
                                                                    ---------            ---------
           Total Current Liabilities                                  221,077              222,478

Long-term Liabilities
   Long-term debt                                                     141,624              141,004
   Other                                                                4,462                4,586
                                                                    ---------            ---------
           Total Liabilities                                          367,163              368,068
                                                                    ---------            ---------

Commitments and Contingencies

Minority Interest                                                       2,567                3,071

Shareholders' Equity
   Preferred Stock                                                          -                    -
   Common Stock, par value $.01 per share:
      Authorized-90,000,000 shares
      Issued and outstanding-24,184,581 and 22,475,904 shares             243                  225
   Additional Paid-in Capital                                          75,401               67,116
   Notes Receivable Collateralized by Common Stock                     (2,468)              (2,422)
   Accumulated Deficit                                                (33,763)             (34,225)
   Cumulative Translation Adjustment                                   (2,813)              (3,367)
                                                                    ---------            ---------
           Total Shareholders' Equity                                  36,600               27,327
                                                                    ---------            ---------

                  Total Liabilities and Shareholders' Equity        $ 406,330            $ 398,466
                                                                    =========            =========
---------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended March 31,
                                                                               -----------------------------------
                                                                                 1998                     1997
------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Gross Revenue                                                                  $ 305,256                $ 265,957

   Subcontract and direct material costs                                        (199,020)                (162,266)
   Equity in income of joint ventures
       and affiliated companies                                                    1,027                      287
                                                                               ---------                ---------

Service Revenue                                                                  107,263                  103,978

Operating Expenses

   Direct labor and fringe benefits                                               69,435                   70,000
   Group overhead                                                                 22,089                   19,827
   Corporate general and administrative                                            4,944                    5,184
   Depreciation and amortization                                                   2,335                    2,369
                                                                               ---------                ---------

Operating Income                                                                   8,460                    6,598

Other Income (Expense)
   Interest income                                                                   466                      339
   Interest expense                                                               (4,821)                  (4,353)
                                                                               ---------                ---------

Income Before Income Taxes and Minority Interests                                  4,105                    2,584
   Income tax provision                                                            1,149                      568
                                                                               ---------                ---------

Income Before Minority Interests                                                   2,956                    2,016

   Minority interests in net income of subsidiaries                                2,511                    1,969
                                                                               ---------                ---------

Net Income                                                                     $     445                $      47
                                                                               =========                =========

     Foreign currency translation adjustments                                        554                     (142)
                                                                               ---------                ---------

Comprehensive Income (Loss)                                                    $     999                $     (95)
                                                                               =========                =========

Basic Earnings Per Share                                                       $    0.02                $    0.00
                                                                               =========                =========

Diluted Earnings Per Share                                                     $    0.02                $    0.00
                                                                               =========                =========

   Weighted average shares for basic earnings per share                           23,925                   22,259

      Effect of dilutive stock options and contingent stock                        1,571                       60
                                                                               ---------                ---------

   Weighted average shares for diluted earnings per share                         25,496                   22,319
                                                                               =========                =========
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

-------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                                  March 31,
                                                                  -------------------------------------
                                                                        1998                    1997
-------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Operating Activities

Net income                                                            $    445                $     47
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                        2,335                   2,369
    Provision for losses and contingencies                                 667                     447
    Provision for deferred income taxes                                  1,286                  (1,585)
    Cash distributions in excess of earnings from
      joint ventures and affiliated companies                              539                     302
    Minority interest in net income of subsidiaries                      2,567                   1,969
    Changes in operating assets and liabilities:
      Contract receivables, net                                         14,902                   7,803
      Prepaid expenses and other current assets                          2,392                    (802)
      Accounts payable and accrued expenses                            (11,710)                 (3,308)
      Deferred revenue                                                   1,393                    (534)
      Other liabilities                                                 (5,398)                  1,689
    Other operating activities                                             580                      81
                                                                      --------                --------
      Net Cash Provided by Operating Activities                          9,998                   8,478
                                                                      --------                --------
Investing Activities

Cash acquired from (or invested in) subsidiary acquisitions              3,841                    (118)
Sales of subsidiaries and/or investments                                 2,400                  16,540
Purchases of fixed assets                                               (1,477)                   (892)
                                                                      --------                --------
      Net Cash Provided by Investing Activities                          4,764                  15,530
                                                                      --------                --------
Financing Activities

Borrowings under revolving credit facility                              35,000                  23,000
Principal payments on revolving credit facility                        (34,500)                (42,000)
Distribution of income to minority interest                             (3,071)                   (950)
Proceeds from issuances of common stock                                     47                      60
Repurchases of common stock                                                  -                    (252)
Debt issuance costs                                                          -                    (277)
                                                                      --------                --------
      Net Cash Used in Financing Activities                             (2,524)                (20,419)
                                                                      --------                --------
Effect of Exchange Rate Changes on Cash                                    554                    (142)
                                                                      --------                --------
Increase in Cash and Cash Equivalents                                   12,792                   3,447
Cash and Cash Equivalents at Beginning of Period                        19,198                  16,761
                                                                      --------                --------
Cash and Cash Equivalents at End of Period                            $ 31,990                $ 20,208
                                                                      =========               ========

Supplemental cash flow information is as follows:

Cash payments for interest                                            $     90                $    281
Cash payments for income taxes                                               -                       9
Non-cash transactions:
    Issuance of common stock                                             8,455                     287
    Reacquisition of common stock                                         (218)                      -
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Presentation

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (the Company), except for the December 31, 1997 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997 and the information included in the Company's Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the March 31, 1998 financial statements.

2. Adoption of New Pronouncements

In June, 1997, the Financial Accounting Standards Board issued FASB Statement No. 130 - Reporting Comprehensive Income. The Statement requires that companies begin reporting comprehensive income during the fiscal year beginning after December 15, 1997. Comprehensive income is therein defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has adopted the Statement effective the first quarter of 1998.

3. Net Income Per Common Share

In 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). All EPS computation periods presented in these financial statements have been restated to conform to SFAS No. 128. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. The assumed proceeds from the exercise of dilutive securities are used to purchase common stock at the average market price during the period. The difference between the number of shares assumed issued and the number of shares assumed purchased is added to the basic EPS denominator in order to derive the diluted EPS denominator.

4. Claims

In connection with significant cost overruns incurred on a large fixed price contract to construct a plant to produce nitric acid, the Company is vigorously pursuing significant claims which it believes are justified against a third party subcontractor. The Company recognized approximately $1.8 million in claims revenue during the quarter ended March 31, 1998 associated with this matter. The total claims receivable remaining uncollected from this matter was $3.1 million as of March 31, 1998. This amount represents that portion of the total cost overruns incurred for which the Company has recognized claim revenue to date.

5. Contingencies

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

The Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. The Company has provided for an estimate of the potential effect of issues that have been quantified, including an estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Many of these issues, however, have not yet been completely quantified by the government or by the Company, and others are qualitative in nature, and their potential financial impact, if any, is not quantifiable by the government or the Company at this time. Provisions for reserves are reviewed periodically as progress with the government ensues.

6.  Guarantor Subsidiaries

Pursuant to SEC rules regarding publicly held debt, the Company is required to provide financial information for wholly owned subsidiaries of ICF Kaiser International, Inc. (Subsidiary Guarantors) which unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Senior Subordinated Notes and Series B Senior Notes. The Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc; ICF Kaiser Government Programs, Inc; PCI Operating Company, Inc; Systems Applications International, Inc; EDA, Incorporated; Global Trade & Investment, Inc; ICF Kaiser Europe, Inc; ICF Kaiser/Georgia Wilson, Inc; ICF Kaiser Overseas Engineering, Inc; ICF Kaiser Engineers Pacific, Inc; ICF Kaiser Remediation Company; and ICF Kaiser Systems, Inc.

Presented below is condensed consolidating financial information for ICF Kaiser International, Inc. (Parent Company), the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries. The information, except for the December 31, 1997 condensed consolidating balance sheet, is unaudited.

Investments in subsidiaries have been presented using the equity method of accounting. The Company does not have a formal tax-sharing arrangement with its subsidiaries and has allocated taxes to its subsidiaries based on the Company's overall effective tax rate.

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 1998
(In thousands)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     ICF Kaiser
                                                        Parent       Subsidiary    Non-Guarantor                 International, Inc.
                                                       Company       Guarantors    Subsidiaries    Eliminations     Consolidated
                                                      ---------      ----------   --------------   ------------  ------------------
                                                                                  (Unaudited)
Assets
Current Assets
   Cash and cash equivalents                          $  (2,804)     $   14,774   $       20,020   $          -  $          31,990
   Contract receivables, net                              1,192          86,116          168,739              -            256,047
   Intercompany receivables, net                        122,421           5,443         (127,864)             -                  -
   Prepaid expenses and other current assets              4,234             706            7,238              -             12,178
   Deferred income taxes                                 13,892               -            3,631              -             17,523
                                                      ---------      ----------   --------------   ------------  -----------------
        Total Current Assets                            138,935         107,039           71,764              -            317,738
                                                      ---------      ----------   --------------   ------------  -----------------

Fixed Assets
   Furniture, equipment, and leasehold improvements      10,096           2,505           36,817              -             49,418
   Less depreciation and amortization                    (5,721)         (2,290)         (29,443)             -            (37,454)
                                                      ---------      ----------   --------------   ------------  -----------------
                                                          4,375             215            7,374              -             11,964
                                                      ---------      ----------   --------------   ------------  -----------------

Other Assets
   Goodwill, net                                            250           4,695           46,654              -             51,599
   Other                                                 68,668           1,666           22,807        (68,112)            25,029
                                                      ---------      ----------   --------------   ------------  -----------------
                                                         68,918           6,361           69,461        (68,112)            76,628
                                                      ---------      ----------   --------------   ------------  -----------------

           Total Assets                               $ 212,228      $  113,615   $      148,599   $    (68,112) $         406,330
                                                      ==========     ==========   ==============   ============  =================

Liabilities and Shareholders' Equity
Current Liabilities
   Current portion of long-term debt                  $       -      $        -   $           15   $          -  $              15
   Accounts payable and other accrued expenses           17,092          75,571           43,014              -            135,677
   Accrued salaries and employee benefits                 4,376          15,292           18,203              -             37,871
   Other                                                  7,848           1,521           38,145              -             47,514
                                                      ---------      ----------   --------------   ------------  -----------------
        Total Current Liabilities                        29,316          92,384           99,377              -            221,077

Long-term Liabilities
   Long-term debt, less current portion                 141,624               -                -              -            141,624
   Other                                                  2,276              26            2,160              -              4,462
                                                      ---------      ----------   --------------   ------------  -----------------
           Total Liabilities                            173,216          92,410          101,537              -            367,163
                                                      ---------      ----------   --------------   ------------  -----------------

Minority Interests in Subsidiaries                            -           2,538               29              -              2,567

Shareholders' Equity
   Common Stock                                             230             149            8,171         (8,307)               243
   Additional Paid-in Capital                            75,172           2,796           58,549        (61,116)            75,401
   Accumulated Earnings (Deficit)                       (33,922)         15,898          (17,050)         1,311            (33,763)
   Other Equity                                          (2,468)           (176)          (2,637)             -             (5,281)
                                                      ---------      ----------   --------------   ------------  -----------------
        Total Shareholders' Equity                       39,012          18,667           47,033        (68,112)            36,600
                                                      ---------      ----------   --------------   ------------  -----------------

           Total Liabilities and Shareholders' Equity $  212,228     $  113,615   $      148,599   $    (68,112) $         406,330
                                                      ==========     ==========   ==============   ============  =================


--------------------------------------------------------------------------------

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 1997
(In thousands)

================================================================================

                                                                                                                   ICF Kaiser
                                                        Parent      Subsidiary   Non-Guarantor                 International, Inc.
                                                        Company     Guarantors   Subsidiaries    Eliminations     Consolidated
                                                       ---------    ----------   -------------   ------------  -------------------
Assets
Current Assets
  Cash and cash equivalents                           $  (5,665)    $  10,259       $  14,604       $       -           $  19,198
  Contract receivables, net                               3,210        97,055         163,765               -             264,030
  Intercompany receivables, net                         136,629         1,989        (138,618)              -                   -
  Prepaid expenses and other current assets               4,181           479           9,830               -              14,490
  Deferred income taxes                                  14,749             -             532               -              15,281
                                                      ---------     ---------       ---------       ---------           ---------
         Total Current Assets                           153,104       109,782          50,113               -             312,999
                                                      ---------     ---------       ---------       ---------           ---------

Fixed Assets
  Furniture, equipment, and leasehold improvements        9,728         2,505          39,213               -              51,446
  Less depreciation and amortization                     (5,361)       (2,275)        (32,012)              -             (39,648)
                                                      ---------     ---------       ---------       ---------           ---------
                                                          4,367           230           7,201               -              11,798
                                                      ---------     ---------       ---------       ---------           ---------
Other Assets
  Goodwill, net                                               -         4,793          42,530               -              47,323
  Other                                                  50,528         1,847          22,082         (48,111)             26,346
                                                      ---------     ---------       ---------       ---------           ---------
                                                         50,528         6,640          64,612         (48,111)             73,669
                                                      ---------     ---------       ---------       ---------           ---------

      Total Assets                                    $ 207,999     $ 116,652       $ 121,926       $ (48,111)          $ 398,466
                                                      =========     =========       =========       =========           =========

Liabilities and Shareholders' Equity
Current Liabilities
  Current portion of long-term debt                   $       -     $       -       $      15       $       -           $      15
  Accounts payable and other accrued expenses            23,186        80,026          35,121               -             138,333
  Accrued salaries and employee benefits                  6,938        16,722          13,994               -              37,654
  Other                                                   4,138           905          41,433               -              46,476
                                                      ---------     ---------       ---------       ---------           ---------
      Total Current Liabilities                          34,262        97,653          90,563               -             222,478

Long-term Liabilities
   Long-term debt, less current portion                 141,004             -               -               -             141,004
   Other                                                  2,437            26           2,123               -               4,586
                                                      ---------     ---------       ---------       ---------           ---------
        Total Liabilities                               177,703        97,679          92,686               -             368,068
                                                      ---------     ---------       ---------       ---------           ---------

Minority Interests in Subsidiaries                            -         3,071               -               -               3,071

Shareholders' Equity
   Common Stock                                             214           149             128            (266)                225
   Additional Paid-in Capital                            66,888         2,796          58,548         (61,116)             67,116
   Accumulated Earnings (Deficit)                       (34,384)       13,221         (26,333)         13,271             (34,225)
   Other Equity                                          (2,422)         (264)         (3,103)              -              (5,789)
                                                      ---------     ---------       ---------       ---------           ---------
       Total Shareholders' Equity                        30,296        15,902          29,240         (48,111)             27,327
                                                      ---------     ---------       ---------       ---------           ---------

         Total Liabilities and Shareholders' Equity   $ 207,999     $ 116,652       $ 121,926       $ (48,111)          $ 398,466
                                                      =========     =========       =========       =========           =========

--------------------------------------------------------------------------------

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income and Comprehensive Income Three Months Ended March 31, 1998
(In thousands)

====================================================================================================================================
                                                                                                                     ICF Kaiser
                                                        Parent        Subsidiary    Non-Guarantor                International, Inc.
                                                        Company       Guarantors    Subsidiaries    Eliminations    Consolidated
                                                      ------------   ------------   -------------   ------------ -------------------
                                                                                     (Unaudited)
Gross Revenue                                         $       (164)  $    146,510   $     158,910   $          -   $    305,256

   Subcontract and direct material costs                      (175)      (107,519)        (91,326)             -       (199,020)
   Equity in income of joint ventures and
           affiliated companies and subsidiaries            10,593              -           2,091        (11,657)         1,027
                                                      ------------   ------------   -------------   ------------   ------------

Service Revenue                                             10,254         38,991          69,675        (11,657)       107,263

Operating Expenses
   Operating expenses                                        4,288         32,660          59,520             -          96,468
   Depreciation and amortization                               663            292           1,380             -           2,335
                                                      ------------   ------------   -------------   ------------   ------------

Operating Income                                             5,303          6,039           8,775        (11,657)         8,460

Other Income (Expense)
   Interest and investment income                              131            123             270            (58)           466
   Interest expense                                         (4,816)           (46)            (12)            53         (4,821)
                                                      ------------   ------------   -------------   ------------   ------------

Income (Loss) Before Income Taxes and
   Minority Interests                                          618          6,116           9,033        (11,662)         4,105

   Income tax provision (benefit)                              173          1,712           2,529         (3,265)         1,149
                                                      ------------   ------------   -------------   ------------   ------------

Income Before Minority Interests                               445          4,404           6,504         (8,397)         2,956

   Minority interests in net income of subsidiaries              -          2,538             (27)             -          2,511
                                                      ------------   ------------   -------------   ------------   ------------


Net Income                                            $        445   $      1,866   $       6,531   $     (8,397)  $        445
                                                      ============   ============   =============   ============   ============

   Foreign currency translation adjustment                     554              -               -              -            554
                                                      ------------   ------------   -------------   ------------   ------------

Comprehensive Income (Loss)                           $        999   $      1,866   $       6,531   $     (8,397)  $        999
                                                      ============   ============   =============   ============   ============

--------------------------------------------------------------------------------

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income and Comprehensive Income Three Months Ended March 31, 1997
(In thousands)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     ICF Kaiser
                                                        Parent       Subsidiary    Non-Guarantor                 International, Inc.
                                                       Company       Guarantors    Subsidiaries    Eliminations     Consolidated
                                                      ---------      ----------   --------------   ------------  ------------------
                                                                                  (Unaudited)
Gross Revenue                                         $     457      $  160,376   $      105,124   $          -  $          265,957

   Subcontract and direct material costs                   (174)       (119,633)         (42,459)             -            (162,266)
   Equity in income of joint ventures and
        affiliated companies and subsidiaries             9,325               -               57         (9,095)                287
                                                      ---------      ----------   --------------   ------------  ------------------

Service Revenue                                           9,608          40,743           62,722         (9,095)            103,978

Operating Expenses
   Operating expenses                                     4,809          36,224           53,978              -              95,011
   Depreciation and amortization                            541             293            1,535              -               2,369
                                                      ---------      ----------   --------------   ------------  ------------------

Operating Income                                          4,258           4,226            7,209         (9,095)              6,598

Other Income (Expense)
   Interest income                                           90             126              151            (28)                339
   Interest expense                                      (4,288)            (79)              (9)            23              (4,353)
                                                      ---------      ----------   --------------   ------------  ------------------

Income Before Income Taxes and
   Minority Interests                                        60           4,273            7,351         (9,100)              2,584

   Income tax provision (benefit)                            13             940            1,617         (2,002)                568
                                                      ---------      ----------   --------------   ------------  ------------------

Income Before Minority Interests                             47           3,333            5,734         (7,098)              2,016

   Minority interests in net income of subsidiaries           -           1,969                -              -               1,969
                                                      ---------      ----------   --------------   ------------  ------------------

Net Income                                            $      47      $    1,364   $        5,734   $     (7,098) $               47
                                                      =========      ==========   ==============   ============  ==================

   Foreign currency translation adjustment                 (142)              -                -              -                (142)
                                                      ---------      ----------   --------------   ------------  ------------------

Comprehensive Income (Loss)                           $     (95)     $    1,364   $        5,734   $     (7,098) $              (95)
                                                      =========      ==========   ==============   ============  ==================

--------------------------------------------------------------------------------

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 1998
(In thousands)


====================================================================================================================================
                                                                                                                      ICF Kaiser
                                                          Parent      Subsidiary   Non-Guarantor                 International, Inc.
                                                          Company     Guarantors    Subsidiaries   Eliminations      Consolidated
                                                         ---------    ----------   --------------  ------------  ------------------
                                                                                   (Unaudited)
Net Cash Provided by (Used in) Operating Activities      $  (4,112)   $    7,586   $        6,524  $          -  $            9,998
                                                         =========    ==========   ==============  ============  ==================

Investing Activities
Purchases of fixed assets                                     (369)            -           (1,108)            -              (1,477)
Cash acquired from (invested in) subsidiary acquisitions     3,841                                                            3,841
Sale of subsidiaries and/or investments                      2,400             -                -             -               2,400
                                                         ---------    ----------   --------------  ------------  ------------------
      Net Cash Used in Investing Activities                  5,872             -           (1,108)            -               4,764
                                                         ---------    ----------   --------------  ------------  ------------------

Financing Activities
Borrowings under credit facility                            35,000             -                -             -              35,000
Principal payments on credit facility                      (34,500)            -                -             -             (34,500)
Distribution of income to minority interest                      -        (3,071)               -             -              (3,071)
Proceeds from issuances of common stock                         47             -                -             -                  47
                                                         ---------    ----------   --------------  ------------  ------------------
      Net Cash Used in Financing Activities                    547        (3,071)               -             -              (2,524)
                                                         ---------    ----------   --------------  ------------  ------------------
Effect of Exchange Rate Changes on Cash                        554             -                -             -                 554
                                                         ---------    ----------   --------------  ------------  ------------------
Increase (Decrease) in Cash and Cash Equivalents             2,861         4,515            5,416             -              12,792
Cash and Cash Equivalents at Beginning of Period            (5,665)       10,259           14,604             -              19,198
                                                         ---------    ----------   --------------  ------------  ------------------

Cash and Cash Equivalents at End of Period               $  (2,804)   $   14,774   $       20,020  $          -  $           31,990
                                                         =========    ==========   ==============  ============  ==================

--------------------------------------------------------------------------------
                                      12

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 1997
(In thousands)


====================================================================================================================================
                                                                                                                      ICF Kaiser
                                                          Parent      Subsidiary   Non-Guarantor                 International, Inc.
                                                          Company     Guarantors    Subsidiaries   Eliminations      Consolidated
                                                         ---------    ----------   -------------   ------------  -------------------
                                                                                  (Unaudited)
Net Cash Provided by (Used in) Operating Activities      $  24,907    $   (4,112)  $     (12,312)  $         (5) $            8,478
                                                         ---------    ----------   -------------   ------------  ------------------

Investing Activities
Purchases of fixed assets                                     (332)          (17)           (543)             -                (892)
Cash acquired from (invested in) subsidiary acquisitions         -           (13)           (105)             -                (118)
Sale of subsidiaries and subsidiary assets                       -         2,763          13,777              -              16,540
                                                         ---------    ----------   -------------   ------------  ------------------
      Net Cash Used in Investing Activities                   (332)        2,733          13,129              -              15,530
                                                         ---------    ----------   -------------   ------------  ------------------

Financing Activities
Borrowings under credit facility                            23,000             -               -              -              23,000
Principal payments on credit facility                      (42,000)            -               -              -             (42,000)
Distribution of income to minority interest                      -          (950)              -              -                (950)
Proceeds from issuances of common stock                         60             -               -              -                  60
Repurchases of common stock                                   (252)            -               -              -                (252)
Debt issuance costs                                           (277)            -               -              -                (277)
                                                         ---------    ----------   -------------   ------------  ------------------
      Net Cash Used in Financing Activities                (19,469)         (950)              -              -             (20,419)
                                                         ---------    ----------   -------------   ------------  ------------------
Effect of Exchange Rate Changes on Cash                       (142)            -               -              -                (142)
                                                         ---------    ----------   -------------   ------------  ------------------
Increase (Decrease) in Cash and Cash Equivalents             4,964        (2,329)            817             (5)              3,447
Cash and Cash Equivalents at Beginning of Period            (7,720)       12,205          12,770           (494)             16,761
                                                         ---------    ----------   -------------   ------------  ------------------

Cash and Cash Equivalents at End of Period               $  (2,756)    $   9,876          13,587   $       (499) $           20,208
                                                         =========     =========   =============   ============  ==================

--------------------------------------------------------------------------------
                                      13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

ICF Kaiser International, Inc. and subsidiaries (the Company) provide engineering, construction, program management, and consulting services primarily to clients in a variety of market areas, including industry, transportation, infrastructure, environment, energy, information technology, housing, economic development, and microelectronics.

In the aggregate, the Company's results for the three months ended March 31, 1998 approximated previously established internal targets for the quarter. Individually, two of the operating groups met or exceeded their plan while one group fell slightly short. Unexpected delays in the awarding of specific task orders under several large government contracts were the primary reason for the shortfall. Management believes that the previously expected levels of task order awards on these contracts will still materialize in 1998, although in later quarters than originally projected. Shortfalls from operations were somewhat offset by general and administrative spending during the quarter at levels less than originally planned.

Also contributing favorably to the Company's performance was the acquisition effective on January 1, 1998, of ICT Spectrum Constructors, Inc. (ICT), a contractor based in Boise, Idaho, specializing in construction management of fabrication plants and other facilities for semiconductor and microelectronics customers. The transaction was completed on March 17, 1998. Each share of ICT was exchanged for shares of the Company, resulting in the issuance of 1.5 million unregistered shares of the Company's common stock. These shares are restricted against transfer for 3 years. The results of ICT's operations were accretive to the Company's results for the three months ended March 31, 1998.

The Company's total contract backlog at March 31, 1998 was essentially unchanged from that as of December 31, 1997. Excluding the effect on contract backlog of the Rocky Flats project being performed by the Kaiser-Hill subsidiary, contract backlog increased by $141 million, or 8%, during the quarter ended March 31, 1998 over the December 31, 1997 balance. The increase in backlog was largely attributable to the award of a 31-month, $187 million contract to provide engineering and construction services for a land-level transfer facility and new dry dock at Bath Iron Works in Bath, Maine.

Results of Operations

Revenue
-------

The Company's revenue by operating group for the three months ended March 31, 1998 and 1997 is as follows (in millions):


                                                                  1998                                     1997
                                                -------------------------------------    ------------------------------------
                                                Gross(1)        Service(1)       (2)     Gross(1)       Service(1)      (2)
                                                -------         ----------     ------    --------       ----------    -------
Environment and facilities management           $ 164.0         $  48.5         29.6%    $ 178.4         $  52.4        29.4%
Engineering and construction                      117.5            38.9         33.1%       66.3            33.0        49.8%
Consulting                                         25.4            19.9         78.3%       22.2            17.6        79.3%
Other, net                                         (1.6)              -          0.0%       (0.9)            1.0      -111.1%
                                                -------         -------                  -------         -------

  Total                                         $ 305.3         $ 107.3         35.1%    $ 266.0         $ 104.0        39.1%
                                                =======         =======                  =======         =======

(1) The Company reports gross revenue and service revenue. Gross revenue represents services provided to customers with whom the Company has a primary contractual relationship. Included in gross revenue are costs of certain services subcontracted to third parties and other reimbursable direct project costs such as materials procured by the Company on behalf of its customers. Service revenue is derived by deducting the costs of subcontracted services and materials from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies.

(2)   This column reflects service revenue as a percentage of gross revenue.

Gross revenue for the three months ended March 31, 1998 increased by $39.3 million, or 14.8%, compared to the three months ended March 31, 1997. Approximately $37.8 million of the increase in gross revenue was primarily due to the E&C Group's acquisition of ICT effective January 1, 1998. The remaining gross revenue increases were largely in international areas of the E&C Group and in the information management area of the Consulting Group. These increases were somewhat offset by decreases in the Rocky Flats contract which is part of the EFM Group and performed by the Kaiser-Hill subsidiary. The Rocky Flats contract generated $141.0 million and $35.7 million in gross and service revenue, respectively, in the first quarter of 1998 versus $155.0 million and $37.6 million in gross and service revenue, respectively, in the first quarter of 1997. These decreases in the first quarter of 1998 were due to differences in the timing of spending for subcontracted services and also due to differences in the timing in the completion of certain contract tasks when compared to the similar quarter's activity in 1997. Management expects the subcontractor spending will increase over the remaining quarters of 1998 to approximate 1997 levels.

Service revenue increased by $3.3 million, or 3.2%, for the three months ended March 31, 1998 as compared to the same three months in 1997. Approximately $2.7 million of the increase was due to service revenue generated by ICT. Additionally, equity in income from joint ventures and affiliated companies increased by $0.7 million due to an increase in earnings of a 50%-owned joint venture formed to perform a contract involving a facility expansion project for an alumina refinery in Australia. Activities of the joint venture began late in 1997.

Service revenue as a percentage of gross revenue decreased to 35.1% for the three months ended March 31, 1998 compared to 39.1% for the same period in 1997. Service revenue generated by ICT of 7.1% of its gross revenue is significantly lower than the percentage for the remainder of the Company primarily because ICT is a general construction contractor and therefore subcontracts services and procures large material purchases for the majority of its projects. As a result, the service revenue as a percentage of gross revenue for the Company as a whole will likely decrease in the future as ICT's business grows. Excluding ICT, the volume of subcontract and direct material costs as a percentage of gross revenue remained constant during the quarter ended March 31, 1998 versus the same quarter in 1997 at 61%.

Operating Expenses
------------------

Operating expenses reflected as a percentage of service revenue are shown below:

                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                               1998        1997
                                                              -------     ------
        Service Revenue                                         100%       100%
        Operating Expenses
          Direct labor and fringe benefits                       64%        68%
          Group overhead (1)                                     21%        19%
          Corporate general and administrative (2)                5%         5%
          Depreciation and amortization                           2%         2%
                                                                  -          -

        Operating Income                                          8%         6%
                                                                  ==         ==


(1) Group overhead represents those general and administrative costs incurred by the Company's operating groups for which an indirect benefit is generally not derived by any other operating group.
(2) Corporate general and administrative expense consists of costs incurred by the Company which provide some indirect benefit to all operating groups.

Direct labor and fringe benefits incurred by ICT of $1.6 million are included in the results for the three months ended March 31, 1998. Excluding ICT, direct labor and fringe benefits would have decreased to $67.8 million in the first quarter of 1998 versus $70.0 million in the same quarter of 1997, indicating an improvement in margins recognized on currently performing contracts.

Group overhead increased by $2.3 million during the three months ended March 31, 1998 compared to the same period in 1997. The increase reflects the inclusion of $0.5 million in general and administrative costs incurred by ICT, a $0.7 million charge to increase reserves for contingencies and lastly, a combination of other increases in marketing and administrative expenses which were not incurred at similar levels during the same quarter in 1997. The fluctuation in group overhead expenses from the 1997 quarterly results to the 1998 quarterly results is not expected to be as significant in the subsequent quarters of this year.

Corporate general and administrative expense remained relatively unchanged quarter over quarter both in absolute dollars and as a percentage of service revenue.

Interest Expense
----------------

Interest expense increased $0.5 million during the three months ended March 31, 1998 versus the same quarter in 1997. Included, however, in interest expense for the first quarter of 1997 was a reduction in expense of $0.4 million reflecting the favorable resolution of a foreign income tax matter.

Income Tax Expense
------------------

The Company's effective income tax rate increased to 28% during the quarter ended March 31, 1998 versus 22% for the quarter ended March 31, 1997. The increase is attributable to the tax effects of projected growth in the Company's earnings by foreign operations and to increases in goodwill amortization from the ICT acquisition. The income tax provision for both periods presented was computed by excluding the minority interest in Kaiser-Hill's income because Kaiser-Hill is a flow-through entity for tax purposes and is owned partially by an outside party.

Liquidity and Capital Resources

During the three months ended March 31, 1998, cash and cash equivalents increased over $12.8 million to $32.0 million. Operating activities generated $10.0 million in cash, investing activities provided $4.8 million in cash, and financing activities used $2.5 million in cash. The effect of foreign currency exchange rate fluctuations on cash also increased the first quarter's ending cash balance by $0.5 million.

Operating Activities
--------------------

The Company's cash flow from operations is the combination of operating income, charges to income that do not require the use of cash, such as depreciation and amortization and other proceeds of cash that do not result in increases to operating income.

Investing Activities
--------------------

The acquisition of ICT, via an exchange of shares of common stock, brought $3.8 million in cash to the Company during the first quarter of 1998. Additionally, during the quarter ended March 31, 1998, the Company collected $2.4 million generated by the 1997 sale of its remaining minority investment in entities that own and operate a pulverized coal injection facility. The Company sold the majority of this investment in 1996 and collected the sales price of $16.5 million in the first quarter of 1997.

Other uses of cash for investing purposes continue to consist of outlays for fixed assets, primarily software, computers and consulting expenditures necessary to complete the Company's implementation of a new financial system by the end of 1998. The consulting expenditures were not incurred at the same level during the comparable quarter in 1997.

Also during the first quarter of 1998, however, with no cash impact, the Company wrote off fully depreciated leasehold improvements of approximately $4.0 million

Financing Activities
--------------------

Net activity in credit facility borrowings added $0.5 million in cash while payments of minority interest made in the first quarter of 1998 used $3.1 million in cash. As of March 31, 1998, the Company had $4.5 million in cash borrowings, $22.7 million of performance letters of credit outstanding, and $16.7 million of additional credit available under the credit facility. Additionally during the quarter, the Company received notice that the credit facility used by the Kaiser-Hill subsidiary, which expires on June 30, 1998, will be renewed for another twelve months.

Liquidity and Capital Resources Outlook
---------------------------------------

The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its current level of operations, including interest obligations, throughout the next 12 months.

The credit facility limits the Company's ability to make acquisitions and other investments, and the Indentures governing the Company's Series B Senior Notes and Senior Subordinated Notes limit the Company's ability to make restricted payments, including certain payments in connection with investments and acquisitions. Limitations imposed by the credit facility and the Indentures mean that it will be necessary for the Company to obtain permission from its lenders in order to issue additional equity securities for the funding of any significant acquisitions and/or joint ventures.

In addition to the cash requirements of the Company's daily operations, the Company has semiannual interest payments of $9.1 million due in June and December for the Series B Senior Notes and Senior Subordinated Notes. The Company expects to meet this interest obligation with either operating cash flows or borrowings under its credit facility. The Company is also contemplating the near-term opportunity to redeem the Series B Senior Notes and the Senior Subordinated Notes, both due in 2003, which can be called on December 31, 1998.

Impact of New Accounting Standard

In June, 1997, the Financial Accounting Standards Board issued FASB Statement No. 130 - Reporting Comprehensive Income. The Statement requires that companies begin reporting Comprehensive Income during the fiscal year beginning after December 15, 1997. Comprehensive income is therein defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has adopted the Statement effective with the first quarter of 1998.

In June, 1997, the Financial Accounting Standards Board also issued FASB Statement No. 131 - Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way that public business enterprise report information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement is effective for fiscal years beginning after December 15, 1997 and does not require application in interim financial statements in the initial year of adoption. Accordingly, the Company will adopt the Statement as part of its financial statements for the year ended December 31, 1998 and will not include disclosures in its 1998 interim financial statements.

In February, 1998, the Financial Accounting Standards Board issued FASB Statement No. 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement revised employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the disclosure requirements in its financial statements for the year ended December 31, 1998.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Applicable to Company for filings that include financial statements for fiscal years ending after June 15, 1998.



                          Part II - Other Information

Item 1.   Legal Proceedings

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 1997.

Item 2.   Changes in Securities and Use of Proceeds

(a)       None

(b)       None

(c) On February 18, 1998, the Company's Board of Directors approved the acquisition of ICT Spectrum Constructors, Inc., a contractor based in Boise, Idaho, specializing in construction management of fabrication plants and other facilities for semiconductor and microelectronics customers. The transaction, which was not underwritten, closed on March 17, 1998.

          Each share of ICT Spectrum stock was exchanged for shares of the Company's common stock, resulting in the issuance of 1.5 million shares of ICF Kaiser common stock. The exchanged ICF Kaiser shares carry the guarantee that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of its common stock, depending upon the Company's preference. Given that the current fair market value of the Company's stock is significantly below the amount of the guarantee and that the Company's current credit facility and Indentures governing the Company's Series B Senior Notes and Senior Subordinated Notes restrict the amount of cash that can be used to make up the shortfall, the Company will be required to assume that any periodic shortfall from the guaranteed price will be settled through the issuance of additional shares of common stock. Total contingently issuable shares of common stock, however, cannot exceed 1.5 million. Any additional shares assumed issued will be included in the diluted earnings per share calculations for applicable future reporting periods until the earlier of the contingency resolution or March 1, 2001. The acquisition was accounted for as a purchase and resulted in approximately $5.0 million of goodwill which will be amortized over 12 years.

          The 1.5 million shares were not registered under the Securities Act of 1933. The Company relied on Section 4(2) of that Act for this offering to a limited number of ICT Spectrum employees who became Company employees at the closing. The offerees were represented by a Purchaser Representative and were provided with substantial disclosure comparable to that required under Regulation D. The unregistered shares contain restrictions preventing their sale prior to March 1, 2001.

(d)       Not applicable


Item 3.   Defaults Upon Senior Securities

(a)       None

(b)       None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

          On May 1, 1998, the shareholders of the Company elected Mr. Michael E. Tennenbaum to be a new outside director of the Company; his term expires in 2001.

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


                                          ICF KAISER INTERNATIONAL, INC.
                                           (Registrant)


Date: May 14, 1998                                 /s/ Kenneth L. Campbell
                                                   -----------------------
                                                       Kenneth L. Campbell

                                                  Executive Vice President
                                               and Chief Financial Officer
                                              (Duly authorized officer and
                                            principal financial officer)