Form 10-Q
period 1998-06-30
ICF KAISER INTERNATIONAL INC
filed 1998-08-13
CIK 856200

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period
ended June 30, 1998                              Commission File No. 1-12248



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

  On July 31, 1998, there were 24,138,870 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

                         ICF KAISER INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                                                                        Page
Part I -  Financial Information

Item 1.   Financial Statements:
          Consolidated Balance Sheets -
          June 30, 1998 and December 31, 1997........................        3

          Consolidated Statements of Operations -
          Three and Six Months Ended June 30, 1998 and 1997..........        4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1998 and 1997....................        5

          Notes to Consolidated Financial Statements.................     6-16

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................    17-24

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.......................................................       24


Part II - Other Information

Item 1.   Legal Proceedings........................................         24

Item 2.   Changes in Securities and Use of Proceeds................         24

Item 3.   Defaults Upon Senior Securities..........................         24

Item 4.   Submission of Matters to a Vote of Security Holders......         25

Item 5.   Other Information.......................................          25

Item 6.   Exhibits and Reports on Form 8-K.........................         25


ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                JUNE 30,                DECEMBER 31,
                                                                                  1998                      1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                                     $  7,627               $ 19,198
   Contract receivables, net                                                      294,933                264,030
   Prepaid expenses and other current assets                                       13,002                 14,490
   Deferred income taxes                                                           33,387                 15,281
                                                                                 --------               --------
     Total Current Assets                                                         348,949                312,999
                                                                                 --------               --------

Fixed Assets
   Furniture, equipment, and leasehold improvements                                49,172                 51,446
   Less depreciation and amortization                                             (38,099)               (39,648)
                                                                                 --------               --------
                                                                                   11,073                 11,798
                                                                                 --------               --------

Other Assets
   Goodwill, net                                                                   50,746                 47,323
   Investments in and advances to affiliates                                        7,058                  7,038
   Other                                                                           15,649                 19,308
                                                                                 --------               --------
                                                                                   73,453                 73,669
                                                                                 --------               --------
            Total Assets                                                         $433,475               $398,466
                                                                                 ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Debt currently payable                                                        $      -               $     15
   Accounts payable                                                               142,648                120,368
   Accrued salaries and benefits                                                   37,207                 37,654
   Other accrued expenses                                                          56,418                 26,902
   Deferred revenue                                                                36,357                 36,527
   Income taxes payable                                                             1,362                  1,012
                                                                                 --------               --------
     Total Current Liabilities                                                    273,992                222,478

Long-term Liabilities
   Long-term debt                                                                 151,745                141,004
   Other                                                                            4,428                  4,586
                                                                                 --------               --------
     Total Liabilities                                                            430,165                368,068
                                                                                 --------               --------

Commitments and Contingencies

Minority Interest                                                                   4,133                  3,071


Shareholders' Equity (Deficit)
   Preferred Stock                                                                      -                      -
   Common Stock, par value $.01 per share:
   Authorized-90,000,000 shares
   Issued and outstanding- 24,184,581 and  22,475,904
   shares                                                                             241                    225
   Additional Paid-in Capital                                                      75,142                 67,116
   Notes Receivable Collateralized by Common Stock                                 (2,504)                (2,422)
   Accumulated Deficit                                                            (69,448)               (34,225)
   Cumulative Translation Adjustment                                               (4,254)                (3,367)
                                                                                 --------               --------
     Total Shareholders' Equity (Deficit)                                            (823)                27,327
                                                                                 --------               --------

        Total Liabilities and Shareholders' Equity (Deficit)                     $433,475               $398,466
                                                                                 ========               ========
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

---------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED                    SIX MONTHS
                                                                              JUNE 30,                       ENDED JUNE 30,
                                                                         ------------------               --------------------
                                                                         1998           1997              1998            1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)                        (Unaudited)

GROSS REVENUE                                                           $ 312,012     $ 241,586           $ 617,268     $ 507,543
    Subcontract and direct material costs                                (207,457)     (132,552)           (406,477)     (294,818)
    Provision for contract losses                                         (40,000)            -             (40,000)            -
    Equity in income of joint ventures and
     affiliated companies                                                   1,407           547               2,434           834
                                                                        ---------     ---------           ---------     ---------
SERVICE REVENUE                                                            65,962       109,581             173,225       213,559

OPERATING EXPENSES
    Direct labor and fringe benefits                                       70,781        72,600             140,216       142,600
    Group overhead                                                         22,448        21,333              44,537        41,160
    Corporate general and administrative                                    5,157         5,886              10,101        11,070
    Restructuring charge                                                    1,500             -               1,500             -
    Depreciation and amortization                                           2,096         2,373               4,431         4,742
                                                                        ---------     ---------           ---------     ---------
OPERATING INCOME (LOSS)                                                   (36,020)        7,389             (27,560)       13,987


OTHER INCOME (EXPENSE)
    Interest income                                                           435           677                 901         1,016
    Interest expense                                                       (4,939)       (4,804)             (9,760)       (9,157)
                                                                        ---------     ---------           ---------     ---------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST, AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               (40,524)        3,262             (36,419)        5,846
    Income tax (provision) benefit                                         12,896          (566)             11,747        (1,134)
                                                                        ---------     ---------           ---------     ---------


INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE                                                 (27,628)        2,696             (24,672)        4,712
    Minority interest in net income of subsidiaries                        (2,040)       (2,693)             (4,551)       (4,662)
                                                                        ---------     ---------           ---------     ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      (29,668)            3             (29,223)           50
    Cumulative effect of accounting change, net of tax                     (6,000)            -              (6,000)            -
                                                                        ---------     ---------           ---------     ---------

NET INCOME (LOSS)                                                       $ (35,668)    $       3           $ (35,223)    $      50
                                                                        =========     =========           =========     =========

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation adjustment                               (1,441)        1,031                (887)         (438)
                                                                        ---------     ---------           ---------     ---------
TOTAL COMPREHENSIVE INCOME (LOSS)                                       $ (37,109)    $   1,034           $ (36,110)    $    (388)
                                                                        =========     =========           =========     =========

BASIC AND DILUTED EARNINGS (LOSS)  PER SHARE
    Income (loss) before cumulative effect of accounting change         $   (1.23)        $0.00           $   (1.22)        $0.00
    Cumulative effect of accounting change, net  of tax                     (0.25)            -               (0.25)            -
                                                                        ---------     ---------           ---------     ---------
    Net Income (Loss)                                                   $   (1.48)        $0.00           $   (1.47)        $0.00
                                                                        =========     =========           =========     =========

WEIGHTED AVERAGE SHARES FOR BASIC EARNINGS PER SHARE                       24,103        22,441              24,017        22,370
    Effect of dilutive stock options                                            -           115                   -            98
                                                                        ---------     ---------           ---------     ---------

WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE                     24,103        22,556              24,017        22,468
                                                                        =========     =========           =========     =========
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                              FOR THE
                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                      ------------------------
                                                                                                       1998              1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                                                    $(35,223)         $     50
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                                                                        4,431             4,742
   Provision for losses, restructuring and  contingencies                                              41,516               871
   Provision for deferred income taxes                                                                (18,106)           (3,025)
   Cash distributions in excess of earnings from joint ventures
    and affiliated companies                                                                              237                87
   Minority interest in net income of subsidiaries                                                      4,551             4,662
   Changes in operating assets and liabilities:
      Contract receivables, net                                                                       (23,460)          (24,392)
      Prepaid expenses and other current assets                                                         1,568             1,140
      Accounts payable and accrued expenses                                                             4,198            12,583
      Deferred revenue                                                                                    (43)            4,948
   Other operating activities                                                                          (1,063)              433
                                                                                                     --------          --------


      Net Cash Provided by (Used in) Operating  Activities                                            (21,394)            2,099
                                                                                                     --------          --------
INVESTING ACTIVITIES
Cash acquired from (or invested in) subsidiary acquisitions                                             3,759              (345)
Sales of subsidiaries and/or investments                                                                2,400            16,540
Purchases of fixed assets                                                                              (2,546)           (2,683)
                                                                                                     --------          --------
      Net Cash Provided by Investing Activities                                                         3,613            13,512
                                                                                                     --------          --------


FINANCING ACTIVITIES
Borrowings under revolving credit facility                                                             76,500            38,000
Principal payments on revolving credit facility                                                       (66,000)          (53,000)
Distribution of income to minority interest                                                            (3,489)           (3,950)
Proceeds from issuances of common stock                                                                    86               109
Repurchases of common stock                                                                                 -              (252)
Debt issuance costs                                                                                         -              (486)
                                                                                                     --------          --------
      Net Cash Provided by (Used in) Financing Activities                                               7,097           (19,579)
                                                                                                     --------          --------

Effect of Exchange Rate Changes on Cash                                                                  (887)             (438)
                                                                                                     --------          --------
Decrease in Cash and Cash Equivalents                                                                 (11,571)           (4,406)
Cash and Cash Equivalents at Beginning of Period                                                       19,198            16,761
                                                                                                     --------          --------
Cash and Cash Equivalents at End of Period                                                           $  7,627          $ 12,355
                                                                                                     ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION IS AS FOLLOWS:

Cash payments for interest                                                                           $  9,384          $  9,381
Cash payments for income taxes                                                                              -                 9
Non-cash transactions:
    Issuance of common stock for acquisition                                                            8,455                 -
    (Cancellation) reacquisition of common stock                                                         (513)              287
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

               ICF KAISER INTERNATIONAL, INC.  AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Presentation

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (the Company), except for the December 31, 1997 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997 and the information included in the Company's Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the June 30, 1998 financial statements.

2. Adoption of New Pronouncements

In June 1997, the Financial Accounting Standards Board issued FASB Statement No. 130 - Reporting Comprehensive Income. The Statement requires that companies begin reporting comprehensive income during the fiscal year beginning after December 15, 1997. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted the Statement effective the first quarter of 1998.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position 98-5 - Reporting on the Costs of Start-Up Activities (SOP 98-5). The SOP requires costs of organization and start-up activities to be expensed as incurred. Initial application of the SOP should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, Accounting Changes. The Company adopted the Statement effective April 1, 1998.

3. Net Income Per Common Share

In 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). All EPS computation periods presented in these financial statements have been restated to conform to SFAS No. 128. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. The assumed proceeds from the exercise of dilutive securities are used to repurchase common stock at the average market price during the period. The difference between the number of shares assumed issued and the number of shares assumed purchased is added to the basic EPS denominator in order to derive the diluted EPS denominator.

4. Long-term Debt

As a result of the significant charges recognized during the second quarter, the Company was not in compliance as of June 30, 1998 with certain financial covenants set forth in its revolving credit facility. The Company has requested an amendment to allow the Company to be in compliance with reestablished covenants. The Banks have informed the Company that they will continue to permit the Company to borrow and obtain letters of credit pursuant to the revolving credit facility while the Company's request is being considered. As of August 13, 1998, the Banks had not declared any Events of Default pursuant to the terms of the facility. Accordingly, the total amount of outstanding cash borrowings from the revolver as of June 30, 1998 of $14.5 million is classified as long-term debt on the balance sheet. Other than the covenant noncompliance, the Company is not aware of any violations of any other obligations under the facility.

5. Income Taxes

During the three months ended June 30, 1998, the Company recognized an additional deferred tax asset of $18.1 million, primarily as a result of recording reserves for losses which may be incurred on certain fixed-price contract overruns. The Company did not record any additional valuation allowance for any of the net deferred tax assets carried on the balance sheet now totaling $33.4 million. Management believes that, through the combination of expected future levels of pretax operating earnings and, more significantly, a tax-planning strategy, that would, if necessary, be implemented to accelerate taxable amounts, it will be able to utilize all deferred tax assets generated from net operating losses. As permitted by Statement of Financial Accounting Standard No. 109 - Accounting for Income Taxes, tax-planning strategies are alternatives that can be used to provide evidence of the likelihood of future taxable income for purposes of evaluating the necessity of establishing valuation reserves against balances of deferred tax assets. The Company's tax-planning strategy involves the disposition of its Consulting Group operations for consideration that could result in taxable income sufficient enough to utilize the deferred tax assets. In the event that this tax-planning strategy is abandoned, the Company's ability to fully utilize the deferred tax assets could be reduced significantly and a valuation allowance against the asset would have to be recognized in the financial statements as a charge to income.

6. Contingencies

In connection with significant cost overruns incurred on several fixed-price contracts, the Company is vigorously pursuing claims which it believes are justified against various parties. Through June 30, 1998, the Company had recognized revenue from certain claims recoveries totaling $3.1 million and deferred recognition of further claims recoveries in the financial statements. No amounts have yet been collected from the recognized claims recoveries.

In March 1998, the Company entered into a $187 million maximum price contract for the construction of a ship construction facility. The Company subsequently learned that the costs used by the Company and the customer as the basis for negotiation of the contract were approximately $30 million lower than the actual costs to perform the contract as reflected in proposed actual subcontracts. After learning of this mutual mistake, the Company advised the customer that it is not required to perform the contract in accordance with its terms. Negotiations with the customer resulted in an interim agreement under which both parties reserved their rights, and on a day-to-day basis, the Company is overseeing activities at the site but is not entering into subcontracts in its name. Management believes that it does not have sufficient information to reasonably estimate the outcome at this time. The Company did, however, recognize $1.8 million in revenue and cost during the three months ended June 30, 1998 for services performed pursuant to the terms of the interim agreement.

As a result of these project uncertainties, the Company recorded a $40 million charge during the second quarter to establish a reserve primarily intended to cover its estimate of the total contract cost overruns it expects to incur prior to completing the above referenced contracts. Although management believes that, based on information currently available, an adequate provision for loss reserves for these fixed-price contracts has been reflected in the financial statements, no assurance can be given that the full amount of any claims will be realized or that the loss provision is entirely adequate.

In the course of the Company's normal business activities, various claims or charges have been asserted and litigation commenced against the Company arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, an adequate reserve has been provided for final judgments, if any, in excess of insurance coverage, that might be rendered against the Company in such litigation. The continued adequacy of reserves is reviewed periodically as progress on such matters ensues.

The Company may from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. The Company currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges presently are known to have been filed against the Company by these agencies. The Company has provided for its estimate of the potential effect of these investigations, and the continued adequacy of reserves is reviewed periodically as progress on such matters ensues.

The Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. The Company has provided for its estimate of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Many of the issues, however, have not been quantified by the government or the Company, and others are qualitative in nature, and their potential financial impact, if any, is not quantifiable by the government or the Company at this time. The adequacy of provisions for reserves is reviewed periodically as progress with the government ensues.

7. Guarantor Subsidiaries

Pursuant to SEC rules regarding publicly held debt, the Company is required to provide financial information for wholly owned subsidiaries of ICF Kaiser International, Inc. (Subsidiary Guarantors) that unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Subordinated Notes, and its Series B Senior Notes. The Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc; ICF Kaiser Government Programs, Inc; Systems Applications International, Inc; EDA, Incorporated; Global Trade & Investment, Inc; ICF Kaiser Europe, Inc; ICF Kaiser/Georgia Wilson, Inc; ICF Kaiser Overseas Engineering, Inc; ICF Kaiser Engineers Pacific, Inc; and ICF Kaiser Remediation Company.

Presented below is condensed consolidating financial information for ICF Kaiser International, Inc. (Parent Company), the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries. The information, except for the December 31, 1997 condensed consolidating balance sheet, is unaudited.

Investments in subsidiaries have been presented using the equity method of accounting. The Company does not have a formal tax-sharing arrangement with its subsidiaries and has allocated taxes to its subsidiaries based on the Company's overall effective tax rate. In the Company's opinion, presentation of separate financial statements for each individual Subsidiary Guarantor would not provide additional information that is material to investors. Therefore, the Subsidiary Guarantors are combined in the presentation below.

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 1998
(In thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              ICF Kaiser
                                                      Parent     Subsidiary  Non-Guarantor                International, Inc.
                                                      Company    Guarantors   Subsidiaries  Eliminations      Consolidated
                                                    -----------  ----------- -------------- ------------- --------------------
                                                                                  (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                          $  (509)    $   1,023      $   7,113      $      -        $   7,627
   Contract receivables, net                            (3,793)     122,636        176,090             -          294,933
   Intercompany receivables, net                       120,729        4,709       (125,438)            -                -
   Prepaid expenses and other current assets             4,344          540          8,118             -           13,002
   Deferred income taxes                                26,475            -          6,912             -           33,387
                                                      --------    ---------      ---------  ------------        ---------
     Total Current Assets                              147,246      128,908         72,795             -          348,949
                                                      --------    ---------      ---------  ------------        ---------

Fixed Assets
   Furniture,equipment, and leasehold improvements      10,541        2,499         36,132             -           49,172
   Less depreciation and amortization                   (6,091)      (2,298)       (29,710)            -          (38,099)
                                                      --------    ---------      ---------  ------------        ---------
                                                         4,450          201          6,422             -           11,073
                                                      --------    ---------      ---------  ------------        ---------

Other Assets
   Goodwill, net                                           250        4,397         46,099             -           50,746
   Other                                                30,265          816         16,747       (25,121)          22,707
                                                      --------    ---------      ---------  ------------        ---------
                                                        30,515        5,213         62,846       (25,121)          73,453
                                                      --------    ---------      ---------  ------------        ---------
     Total Assets                                     $182,211    $ 134,322      $ 142,063      $(25,121)       $ 433,475
                                                      ========    =========      =========  ============        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                  $      -    $       -      $       -      $      -        $       -
   Accounts payable and other accrued expenses          19,985       98,604         37,997             -          156,586
   Accrued salaries and employee benefits                2,429       13,727         21,051             -           37,207
   Other                                                 2,711        1,716         75,772             -           80,199
                                                      --------    ---------      ---------  ------------        ---------
     Total Current Liabilities                          25,125      114,047        134,820             -          273,992

Long-term Liabilities
   Long-term debt, less current portion                151,745            -              -             -          151,745
   Other                                                 2,307           26          2,095             -            4,428
                                                      --------    ---------      ---------  ------------        ---------
     Total Liabilities                                 179,177      114,073        136,915             -          430,165
                                                      --------    ---------      ---------  ------------        ---------

Minority Interests in Subsidiaries                           -        4,551           (418)            -            4,133

Shareholders' Equity
   Common Stock                                            230          148          8,170        (8,307)             241
   Additional Paid-in Capital                           74,914        2,596         58,548       (60,916)          75,142
   Accumulated Earnings (Deficit)                      (69,606)      13,103        (57,047)       44,102          (69,448)
   Other Equity                                         (2,504)        (149)        (4,105)            -           (6,758)
                                                      --------    ---------      ---------  ------------        ---------
     Total Shareholders' Equity                          3,034       15,698          5,566       (25,121)            (823)
                                                      --------    ---------      ---------  ------------        ---------

       Total Liabilities and Shareholders' Equity     $182,211    $ 134,322      $ 142,063      $(25,121)       $ 433,475
                                                      ========    =========      =========  ============        =========
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 1997
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    ICF Kaiser
                                                        Parent     Subsidiary   Non-Guarantor                  International, Inc.
                                                        Company    Guarantors    Subsidiaries   Eliminations       Consolidated
                                                      -----------  -----------  --------------  -------------  --------------------
                                                                                  (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                            $ (5,665)    $ 10,258       $  14,605       $      -              $ 19,198
   Contract receivables, net                               3,210       96,921         163,899              -               264,030
   Intercompany receivables, net                         136,629       (2,529)       (134,100)             -                     -
   Prepaid expenses and other current assets               4,181          475           9,834              -                14,490
   Deferred income taxes                                  14,749            -             532              -                15,281
                                                        --------     --------       ---------   ------------              --------
          Total Current Assets                           153,104      105,125          54,770              -               312,999
                                                        --------     --------       ---------   ------------              --------

Fixed Assets
   Furniture, equipment, and leasehold improvements        9,728        2,505          39,213              -                51,446
   Less depreciation and amortization                     (5,361)      (2,275)        (32,012)             -               (39,648)
                                                        --------     --------       ---------   ------------              --------
                                                           4,367          230           7,201              -                11,798
                                                        --------     --------       ---------   ------------              --------

Other Assets
   Goodwill, net                                               -        4,793          42,530              -                47,323
   Other                                                  50,528        1,849          17,552        (43,583)               26,346
                                                        --------     --------       ---------   ------------              --------
                                                          50,528        6,642          60,082        (43,583)               73,669
                                                        --------     --------       ---------   ------------              --------

          Total Assets                                  $207,999     $111,997       $ 122,053       $(43,583)             $398,466
                                                        ========     ========       =========   ============              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                    $      -     $      -       $      15       $      -              $     15
   Accounts payable and other accrued expenses            23,186       79,893          35,254              -               138,333
   Accrued salaries and employee benefits                  6,938       16,722          13,994              -                37,654
   Other                                                   4,138          848          41,490              -                46,476
                                                        --------     --------       ---------   ------------              --------
          Total Current Liabilities                       34,262       97,463          90,753              -               222,478

Long-term Liabilities
   Long-term debt, less current portion                  141,004            -               -              -               141,004
   Other                                                   2,437           26           2,123              -                 4,586
                                                        --------     --------       ---------   ------------              --------
          Total  Liabilities                             177,703       97,489          92,876              -               368,068
                                                        --------     --------       ---------   ------------              --------

Minority Interests in Subsidiaries                             -        3,071               -              -                 3,071

Shareholders' Equity
   Common Stock                                              214          148             129           (266)                  225
   Additional Paid-in Capital                             66,888        2,796          58,548        (61,116)               67,116
   Accumulated Earnings (Deficit)                        (34,384)       8,757         (26,397)        17,799               (34,225)
   Other Equity                                           (2,422)        (264)         (3,103)             -                (5,789)
                                                        --------     --------       ---------   ------------              --------
          Total Shareholders' Equity                      30,296       11,437          29,177        (43,583)               27,327
                                                        --------     --------       ---------   ------------              --------

            Total Liabilities and Shareholders' Equity  $207,999     $111,997       $ 122,053       $(43,583)             $398,466
                                                        ========     ========       =========   ============              ========





------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME Six Months Ended June 30, 1998
(In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   ICF Kaiser
                                                           Parent     Subsidiary  Non-Guarantor                International, Inc.
                                                           Company    Guarantors   Subsidiaries  Eliminations      Consolidated
                                                         -----------  ----------- -------------- ------------- --------------------
GROSS REVENUE                                            $    608       $ 302,158    $ 314,502       $      -             $ 617,268

   Subcontract and direct material costs                     (280)       (225,101)    (181,096)             -              (406,477)
   Provision for contract loss                                  -               -      (40,000)             -               (40,000)
   Equity in income of joint ventures and
      affiliated companies and subsidiaries               (32,111)              -        3,973         30,572                 2,434
                                                         --------       ---------    ---------   ------------             ---------

SERVICE REVENUE                                           (31,783)         77,057       97,379         30,572               173,225

OPERATING EXPENSES
   Operating expenses                                       9,487          66,206      120,661              -               196,354
   Depreciation and amortization                            1,258             404        2,769              -                 4,431
                                                         --------       ---------    ---------   ------------             ---------

OPERATING INCOME                                          (42,528)         10,447      (26,051)        30,572               (27,560)

OTHER INCOME (EXPENSE)
   Interest and investment income                             181             199          521              -                   901
   Interest expense                                        (9,646)            (96)         (18)             -                (9,760)
                                                         --------       ---------    ---------   ------------             ---------

INCOME (LOSS) BEFORE INCOME TAXES,
   MINORITY INTERESTS, AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                            (51,993)         10,550      (25,548)        30,572               (36,419)
   Income tax provision (benefit)                         (16,770)          3,403       (8,241)         9,861               (11,747)
                                                         --------       ---------    ---------   ------------             ---------

INCOME BEFORE MINORITY INTERESTS
   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE             (35,223)          7,147      (17,307)        20,711               (24,672)
   Minority interests in net income of subsidiaries             -           4,551            -              -                 4,551
                                                         --------       ---------    ---------   ------------             ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE      (35,223)          2,596      (17,307)        20,711               (29,223)
  Cumulative effect of accounting change, net of tax            -               -        6,000              -                 6,000
                                                         --------       ---------    ---------   ------------             ---------

NET INCOME (LOSS)                                        $(35,223)      $   2,596    $ (23,307)      $ 20,711             $ (35,223)
                                                         ========       =========    =========   ============             =========

   Foreign currency translation adjustment                   (887)              -            -              -                  (887)
                                                         --------       ---------    ---------   ------------             ---------

COMPREHENSIVE INCOME (LOSS)                              $(36,110)      $   2,596    $ (23,307)      $ 20,711             $ (36,110)
                                                         ========       =========    =========   ============             =========




-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME Six Months Ended June 30, 1997
(In thousands)


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    ICF Kaiser
                                                        Parent     Subsidiary   Non-Guarantor                  International, Inc.
                                                        Company    Guarantors    Subsidiaries   Eliminations       Consolidated
                                                      -----------  -----------  --------------  -------------  --------------------
                                                                                          (Unaudited)
GROSS REVENUE                                            $   223    $ 278,511       $ 228,809       $      -         $ 507,543

   Subcontract and direct material costs                    (301)    (192,273)       (102,244)             -          (294,818)
   Equity in income of joint ventures and
       affiliated companies and subsidiaries              21,209            -           1,092        (21,467)              834
                                                         -------    ---------       ---------       --------         ---------

SERVICE REVENUE                                           21,131       86,238         127,657        (21,467)          213,559

OPERATING EXPENSES
   Operating expenses                                     11,182       75,310         108,338              -           194,830
   Depreciation and amortization                           1,143          583           3,016              -             4,742
                                                         -------    ---------       ---------       --------         ---------

OPERATING INCOME                                           8,806       10,345          16,303        (21,467)           13,987

OTHER INCOME (EXPENSE)
   Interest income                                           399          354             309            (46)            1,016
   Interest expense                                       (9,143)         (25)            (30)            41            (9,157)
                                                         -------    ---------       ---------       --------         ---------

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS             62       10,674          16,582        (21,472)            5,846
   Income tax provision (benefit)                             12        2,071           3,217         (4,166)            1,134
                                                         -------    ---------       ---------       --------         ---------

INCOME BEFORE MINORITY INTERESTS                              50        8,603          13,365        (17,306)            4,712
   Minority interests in net income of subsidiaries            -        4,662               -              -             4,662
                                                         -------    ---------       ---------       --------         ---------

NET INCOME                                               $    50    $   3,941       $  13,365       $(17,306)        $      50
                                                         =======    =========       =========       ========         =========

   Foreign currency translation adjustment                  (438)           -               -              -              (438)
                                                         -------    ---------       ---------       --------         ---------

Comprehensive Income (Loss)                              $ (388)    $   3,941       $  13,365       $(17,306)        $   (388)
                                                         =======    =========       =========       ========         =========

----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME Three Months Ended June 30, 1998
(In thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    ICF Kaiser
                                                        Parent     Subsidiary   Non-Guarantor                  International, Inc.
                                                        Company    Guarantors    Subsidiaries   Eliminations       Consolidated
                                                      -----------  -----------  --------------  -------------  --------------------
                                                                                    (Unaudited)
GROSS REVENUE                                           $    772    $ 155,727        $155,513   $          -        $ 312,012

   Subcontract and direct material costs                    (105)    (117,629)        (89,723)             -         (207,457)
   Provision for contract loss                                 -            -         (40,000)             -          (40,000)
   Equity in income of joint ventures and
       affiliated companies and subsidiaries             (42,704)           -           1,882         42,229            1,407
                                                        --------    ---------        --------   ------------        ---------

SERVICE REVENUE                                          (42,037)      38,098          27,672         42,229           65,962

OPERATING EXPENSES
   Operating expenses                                      5,199       33,598          61,089              -           99,886
   Depreciation and amortization                             595          112           1,389              -            2,096
                                                        --------    ---------        --------   ------------        ---------

OPERATING INCOME                                         (47,831)       4,388         (34,806)        42,229          (36,020)

OTHER INCOME (EXPENSE)
   Interest and investment income                             50           76             251             58              435
   Interest expense                                       (4,830)         (50)             (6)           (53)          (4,939)
                                                        --------    ---------        --------   ------------        ---------
INCOME (LOSS) BEFORE INCOME TAXES,
   MINORITY INTERESTS, AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                           (52,611)       4,414         (34,561)        42,234          (40,524)
   Income tax provision (benefit)                        (16,943)       1,685         (10,765)        13,127          (12,896)
                                                        --------    ---------        --------   ------------        ---------
INCOME BEFORE MINORITY INTERESTS
   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE            (35,668)       2,729         (23,796)        29,107          (27,628)
   Minority interests in net income of subsidiaries            -        2,013              27              -            2,040
                                                        --------    ---------        --------   ------------        ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE     (35,668)         716         (23,823)        29,107          (29,668)
   Cumulative effect of accounting change, net of tax          -            -           6,000              -            6,000
                                                        --------    ---------        --------   ------------        ---------

NET INCOME (LOSS)                                       $(35,668)   $     716        $(29,823)  $     29,107        $ (35,668)
                                                        ========    =========        ========   ============        =========

   Foreign currency translation adjustment                (1,441)           -               -              -           (1,441)
                                                        --------    ---------        --------   ------------        ---------

COMPREHENSIVE INCOME (LOSS)                             $(37,109)   $     716        $(29,823)  $     29,107        $ (37,109)
                                                        ========    =========        ========   ============        =========


----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME Three Months Ended June 30, 1997
(In thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   ICF Kaiser
                                                       Parent     Subsidiary   Non-Guarantor                  International, Inc.
                                                       Company    Guarantors    Subsidiaries   Eliminations       Consolidated
                                                     -----------  -----------  --------------  -------------  --------------------
                                                                                     (Unaudited)
GROSS REVENUE                                           $ (234)     $118,126        $123,694       $      -          $ 241,586

   Subcontract and direct material costs                  (127)      (72,621)        (59,804)             -           (132,552)
   Equity in income of joint ventures and
       affiliated companies and subsidiaries             11,884            -           1,032        (12,369)               547
                                                        -------     --------        --------       --------          ---------

SERVICE REVENUE                                          11,523       45,505          64,922        (12,369)           109,581

OPERATING EXPENSES
   Operating expenses                                     6,373       39,099          54,347              -             99,819
   Depreciation and amortization                            602          290           1,481              -              2,373
                                                        -------     --------        --------       --------          ---------

OPERATING INCOME                                          4,548        6,116           9,094        (12,369)             7,389

OTHER INCOME (EXPENSE)
   Interest income                                          309          228             158            (18)               677
   Interest expense                                      (4,855)          54             (21)            18             (4,804)
                                                        -------     --------        --------       --------          ---------
INCOME BEFORE INCOME TAXES AND
   MINORITY INTERESTS                                         2        6,398           9,231        (12,369)             3,262
   Income tax provision (benefit)                            (1)       1,130           1,600         (2,163)               566
                                                        -------     --------        --------       --------          ---------

INCOME BEFORE MINORITY INTERESTS                              3        5,268           7,631        (10,206)             2,696
   Minority interests in net income of subsidiaries           -        2,693               -              -              2,693
                                                        -------     --------        --------       --------          ---------

NET INCOME                                              $     3     $  2,575        $  7,631       $(10,206)         $       3
                                                        =======     ========        ========       ========          =========

   Foreign currency translation adjustment                1,031            -               -              -              1,031
                                                        -------     --------        --------       --------          ---------

COMPREHENSIVE INCOME (LOSS)                             $ 1,034     $  2,575        $  7,631       $(10,206)         $   1,034
                                                        =======     ========        ========       ========          =========

----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 1998
(In thousands)



----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 ICF Kaiser
                                                      Parent     Subsidiary   Non-Guarantor                 International, Inc.
                                                      Company    Guarantors    Subsidiaries   Eliminations      Consolidated
                                                    -----------  -----------  --------------  ------------  --------------------
                                                                                    (Unaudited)
Net Cash Provided by (Used in) Operating
 Activities                                           $ (4,616)     $(5,740)       $(11,038)      $      -        $(21,394)
                                                      --------   ----------   -------------   ------------        --------
INVESTING ACTIVITIES
Purchases of fixed assets                                 (814)          (6)         (1,726)             -          (2,546)
Cash acquired from (invested in) subsidiary
 acquisitions                                                -            -           3,759              -           3,759
Sale of subsidiaries and/or investments                      -            -           2,400              -           2,400
                                                      --------   ----------   -------------   ------------        --------
     Net Cash Used in Investing Activities                (814)          (6)          4,433              -           3,613
                                                      --------   ----------   -------------   ------------        --------

FINANCING ACTIVITIES
Borrowings under credit facility                        76,500            -               -              -          76,500
Principal payments on credit facility                  (66,000)           -               -              -         (66,000)
Distribution of income to minority interest                  -       (3,489)              -              -          (3,489)
Proceeds from issuances of common stock                     86            -               -              -              86
                                                      --------   ----------   -------------   ------------        --------
     Net Cash Used in Financing Activities              10,586       (3,489)              -              -           7,097
                                                      --------   ----------   -------------   ------------        --------
Effect of Exchange Rate Changes on Cash                      -            -            (887)             -            (887)
                                                      --------   ----------   -------------   ------------        --------
Increase (Decrease) in Cash and Cash Equivalents         5,156       (9,235)         (7,492)             -         (11,571)
Cash and Cash Equivalents at Beginning of Period        (5,665)      10,258          14,605              -          19,198
                                                      --------   ----------   -------------   ------------        --------

Cash and Cash Equivalents at End of Period            $  (509)      $ 1,023        $  7,113       $      -        $  7,627
                                                      ========    ==========   =============   ============        ========

----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 1997
(In thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                ICF Kaiser
                                                    Parent     Subsidiary   Non-Guarantor                  International, Inc.
                                                    Company    Guarantors    Subsidiaries   Eliminations       Consolidated
                                                  -----------  -----------  --------------  -------------  --------------------
                                                                                 (Unaudited)
Net Cash Provided by (Used in) Operating
 Activities                                         $ 23,531      $(5,454)       $(15,972)        $  (6)          $  2,099
                                                    --------   ----------   -------------   ------------          --------
INVESTING ACTIVITIES
Purchases of fixed assets                             (1,382)         (17)         (1,284)             -            (2,683)
Cash acquired from (invested in) subsidiary
 acquisitions                                              -          (13)           (332)             -              (345)
Sale of subsidiaries and subsidiary assets                 -            -          16,540              -            16,540
                                                    --------   ----------   -------------   ------------          --------
     Net Cash Used in Investing Activities            (1,382)         (30)         14,924              -            13,512
                                                    --------   ----------   -------------   ------------          --------

FINANCING ACTIVITIES
Borrowings under credit facility                      38,000            -               -              -            38,000
Principal payments on credit facility                (53,000)           -               -              -           (53,000)
Distribution of income to minority interest                -       (3,950)              -              -            (3,950)
Proceeds from issuances of common stock                  109            -               -              -               109
Repurchases of common stock                             (252)           -               -              -              (252)
Debt issuance costs                                     (277)           -            (209)             -              (486)
                                                    --------   ----------   -------------   ------------          --------
     Net Cash Used in Financing Activities           (15,420)      (3,950)           (209)             -           (19,579)
                                                    --------   ----------   -------------   ------------          --------
Effect of Exchange Rate Changes on Cash                 (142)           -            (296)             -              (438)
                                                    --------   ----------   -------------   ------------          --------
Increase (Decrease) in Cash and Cash Equivalents       6,587       (9,434)         (1,553)            (6)           (4,406)
Cash and Cash Equivalents at Beginning of Period      (7,720)      12,210          12,765           (494)           16,761
                                                    --------   ----------   -------------   ------------          --------

Cash and Cash Equivalents at End of Period          $ (1,133)     $ 2,776        $ 11,212         $(500)          $ 12,355
                                                    ========   ==========   =============   ============          ========

----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

         As first discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company continues to have difficulty performing several fixed-price contracts involving the construction of plants to produce nitric acid (the Nitric Acid Projects). Initially, management believed that the cost overruns would be limited to only one of the several contracts and recorded a charge in December 1997 to record an estimated $2 million loss at completion and to reverse all profit recognized theretofore on this one project. During the second quarter of 1998, however, it became apparent that several other contracts faced similar cost overruns and that significant liabilities for liquidated damages could be imposed by the contracts if scheduled completion dates were missed. After careful review of all of the contracts and the potential liabilities, the Company recorded a charge of $40 million during the three months ended June 30, 1998 to establish a reserve that is primarily intended to cover its estimate of the total contract cost overruns it expects to incur prior to completing these projects. The Company is now using the resources of its wholly owned, recently acquired, construction subsidiary to manage the completion of the Nitric Acid Projects, and these projects will receive the internal resources necessary to reduce additional risks. Apart from the reserve, these loss projects also had a negative impact on the remainder of the Company's results of operations. Collectively during the six months ended June 30, 1998, these projects generated over $47.2 million in gross revenue without any contribution to operating margins.

         Subsequent to the end of the second quarter, the Board of Directors established a special committee to review alternatives for its Consulting Group in order to realize the significant value perceived therein which may not be fully recognized and reflected in the Company's total valuation and to consider strategic alternatives for the Company as a whole.

         Contributing favorably to the Company's performance during 1998 has been the acquisition, effective on January 1, 1998, of the former ICT Spectrum Constructors, Inc. (now ICF Kaiser Advanced Technology, Inc.), a contractor based in Boise, Idaho, specializing in construction management of fabrication plants and other facilities for semiconductor and microelectronics customers. The transaction was completed on March 17, 1998.

         Due to the magnitude of the effect of the adjustments recorded during the three months ended June 30, 1998 for the above referenced overruns, many of the analyses contained in the following sections have been adjusted to focus on the results of the Company's other operations.

RESULTS OF OPERATIONS

Gross Revenue (1)
-------------

The Company's gross revenue by operating group for the three and six months ended June 30, 1998 and 1997 is as follows (in millions):

                                                             Three Months Ended June 30                Six Months Ended June 30
                                                             ------------------------------------------------------------------
                                                              1998      1997     Change               1998       1997    Change
                                                             ------    ------    ------              ------     ------   ------
Environment and Facilities Management (EFM)                  $174.6    $134.1       30%              $338.6     $312.7     8%
Engineering and Construction (E&C)                            110.8      86.3       28%               228.3      152.4    50%
Consulting                                                     27.0      23.8       13%                52.4       46.0    14%
Other, net                                                     (0.4)     (2.7)       -                 (2.0)      (3.6)    -
                                                             ------    ------       --               ------     ------    --
                    Total                                    $312.0    $241.5       29%              $617.3     $507.5    22%
                                                             ======    ======       ==               ======     ======    ==

(1) Gross revenue represents services provided to customers with whom the Company has a primary contractual relationship. Included in gross revenue are costs of certain services subcontracted to third parties and other reimbursable direct project costs such as materials procured by the Company on behalf of its customers.

Gross revenue for the three and six months ended June 30, 1998 increased by $70.5 million and $109.8 million, respectively, compared to the same periods in 1997. The Company's new construction subsidiary, ICF Kaiser Advanced Technology, Inc. (formerly ICT Spectrum), acquired effective January 1, 1998 (within E&C) generated $26.7 million and $64.5 million in gross revenue for the three and six months respectively. The Rocky Flats contract performed by Kaiser-Hill (within EFM), comprised the majority of the remaining increase with growth of $38.8 million and $24.8 million, for the three and six months respectively. The remaining increase in gross revenue for the six months ended June 30, 1998 of $20.5 million versus the same period in 1997 was primarily a composite of the following results:

 . $47.2 million in 1998 gross revenue was recognized on the Nitric Acid Projects versus $15.0 million in 1997
 . a decrease of $10.3 million in gross revenue generated from the Nova Hut project in 1998 versus 1997
 . an increase of $5.2 million in revenue from all other international business in 1998 versus 1997
 . a $6.4 million increase in gross revenue generated from the Consulting Group operations in 1998 over 1997 (excluding the impact, if any, of any adjustments that may be recognized within the year for changes in rates used to recover indirect expenses from government customers)
 . a combination of other decreases of $13.0 million from 1997 to 1998 due to the completion of underlying projects


The Company's total contract backlog at June 30, 1998 was essentially unchanged from that as of December 31, 1997 and March 31, 1998.

Service Revenue (1)
---------------

The Company's service revenue by operating group for the three and six months ended June 30, 1998 and 1997 is as follows (in millions):




                                                      Three Months Ended                                    Six Months Ended
                                                           June 30                                               June 30
                                           ---------------------------------------             ------------------------------------
                                             1998   (2)      1997    (2)    Change                1998  (2)     1997   (2)  Change
                                           ------   --      ------   --     ------               ------  --    ------  --   ------
Environment and Facilities
 Management (EFM)                          $ 48.2   28%     $ 55.8   42%     -14%               $ 96.7  29%    $108.3  35%    -11%
Engineering and Construction (E&C)           (4.7)  -4%       35.4   41%    -113%                 33.2  15%      67.9  45%    -51%
Consulting                                   20.9   77%       18.2   76%      15%                 40.8  78%      35.9  78%     14%
Equity in income of joint ventures
    and affiliated companies                  1.4    -         0.5    -      180%                  2.4   -        0.8   -     200%
Other, net                                    0.1    -        (0.3)   -        -                   0.1   -        0.7   -       -
                                           ------   --      ------   --     ----                ------  --     ------  --    ----
                                           $ 65.9   21%     $109.6   45%     -40%               $173.2  28%    $213.6  42%    -19%
                                           ======   ==      ======   ==     ====                ======  ==     ======  ==    ====
Adjusted for all effects of the
    Nitric Acid Projects                   $103.9   37%     $108.0   46%      -4%               $208.0  36%    $210.5  43%     -1%
                                           ======   ==      ======   ==     ====                ======  ==     ======  ==    ====
Adjusted for the effects of acquisitions
   and the Nitric Acid projects            $101.6   39%     $108.0   46%      -6%               $203.0  40%    $210.5  43%     -4%
                                           ======   ==      ======   ==     ====                ======  ==     ======  ==    ====

(1) Service revenue is derived by deducting the costs of subcontracted services and materials from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies.

(2) This column reflects each operating group's service revenue as a percentage of its gross revenue.

Service revenue decreased by $43.7 million and $40.4 million for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The majority of the decrease was due to the $40 million loss reserve established primarily to cover estimated cost overruns on the Nitric Acid Projects. The Company is vigorously pursuing claims it believes are justified against various parties. Through June 30, 1998, the Company had recognized revenue from certain claims totaling $3.1 million and deferred recognition of further claims in the financial statements. No amounts have yet been collected from the recognized claims. Although management believes that adequate provision for loss reserves for these fixed-price contracts has been reflected in the financial statements, no assurance can be given that the full amount of the claims will be realized or that the loss provision is entirely adequate.

Service revenue from the Rocky Flats contract decreased by $7.6 million and $8.5 million for the three and six months respectively, as compared to 1997. This decrease is attributable to increased spending for subcontracted services in addition to anticipated lower profits to be recognized in 1998 versus 1997. These decreases were somewhat offset by $2.3 million and $5.0 million increases for the three and six months, respectively, in service revenue generated by the 1998 acquisition of ICF Kaiser Advanced Technology. Increases for both the three- and six-month periods in service revenue from the Consulting Group paralleled the increases in the related gross revenue. Equity in income from joint ventures and affiliated companies increased by $0.9 million and $1.6 million, for the three and six months respectively, due primarily to a joint venture contract awarded in late 1997 for an alumina refinery expansion project in Australia.

Service revenue as a percentage of gross revenue decreased to 21% and 28% for the three and six months ended June 30, 1998, respectively, compared to 45% and 42% for the same periods in 1997. The decrease is largely attributable to the results of the Nitric Acid Projects as well as the reserve for related contract overruns. In addition to the $40 million reserve for project overruns, the Projects generated gross revenue of $27.4 million and $47.2 million in the three- and six-month 1998 periods, respectively, without generating any service revenue as a result of the projected losses at completion. Additionally, ICF Kaiser Advanced Technology's 8% service revenue margins are significantly lower than the percentage for the remainder of the Company. The general construction contractor nature of ICF Kaiser Advanced Technology's business involves the subcontracting of major portions of most prime contracts. As a result, service revenue as a percentage of gross revenue for the Company as a whole will likely decrease in the future as this business grows.

In March 1998, the Company entered into a $187 million maximum price contract for the construction of a ship construction facility. The Company subsequently learned that the costs used by the Company and the customer as the basis for negotiation of the contract were approximately $30 million lower than the actual costs to perform the contract as reflected in proposed actual subcontracts. After learning of this mutual mistake, the Company advised the customer that it is not required to perform the contract in accordance with its terms. Negotiations with the customer resulted in an interim agreement under which both parties reserved their rights and, on a day-to-day basis, the Company is overseeing activities at the site but is not entering into subcontracts in its name. No separate provision for any losses on this contract, apart from the $40 million charge explained above, had been included in the Company's financial results to date as management believes that it does not have sufficient information to reasonably estimate the settlement outcome at this time. The Company did, however, recognize $1.8 million in revenue and cost during the three months ended June 30, 1998 for services performed pursuant to the terms of the interim agreement.

Operating Expenses
------------------

To analyze operating expenses as a percentage of service revenue, shown below, service revenue has been adjusted to exclude the effects of the Nitric Acid Projects for all periods presented.



                                               Three Months Ended          Six Months Ended
                                                    June 30,                    June 30,
                                               ------------------          ----------------
                                                 1998       1997              1998    1997
                                                -----      -----             -----   -----
Service Revenue (1)                              100%       100%               100%   100%
Operating Expenses
      Direct labor and fringe benefits            66%        66%                65%    67%
      Group overhead (2)                          22%        20%                21%    20%
      Corporate general and
       administrative (3)                          5%         5%                 5%     5%
      Restructuring charge                         1%         0%                 1%     0%
      Depreciation and amortization                2%         2%                 2%     2%
                                                 ---        ---                ---    ---
Operating Income                                   4%         7%                 6%     6%
                                                 ===        ===                ===    ===

(1) Service revenue has been adjusted to exclude the 1998 and 1997 effects of the Nitric Acid Projects.
(2) Group overhead represents those general and administrative costs incurred by the Company's operating groups for which an indirect benefit is generally not derived by any other operating group.
(3) Corporate general and administrative expenses consists of costs incurred by the Company which provide some indirect benefit to all operating groups.

The acquisitions of ICF Kaiser Advanced Technology added direct labor and fringe benefits expense of $1.6 million and $3.1 million during the three and six months ended June 30, 1998, respectively. Apart from acquired direct labor growth, all other direct labor spending remained at levels in 1998 that were similar to levels in both the three- and six-months periods in 1997.

Group overhead increased by $1.1 million, or 5%, and $3.4 million, or 8%, during the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997 (the information presented herein includes a correction of a reclassification of certain 1997 group overhead amounts; the information presented in the Company's July 24, 1998 press release on this issue has been superseded). The 1998 group overhead increase reflects the inclusion of $0.5 million and $1.0 million in general and administrative costs incurred by ICF Kaiser Advanced Technology during the three and six month periods, respectively; a $0.7 million charge in the first quarter of 1998 to establish reserves for contingencies; and lastly, a combination of other increases in marketing and administrative expenses which were not incurred at similar levels during the first three and six months in 1997. Group overhead is likely to continue to increase in the near term as the Company invests in areas designed to improve existing project controls and contracting processes as discussed above.

Corporate general and administrative expense decreased by $0.7 million, or 12%, and $1.0 million, or 9%, during the three and six months ended June 30, 1998, respectively compared to the same periods in 1997. These decreases contributed to corporate general and administrative expense maintaining a consistent 5% of total service revenue (service revenue as adjusted for the effects of the Nitric Acid Projects) for all financial statement periods presented.

The Company recorded a $1.5 million charge for the costs of legal and organizational changes necessary for the disposition of the Consulting Group.

Interest Expense
----------------

Interest expense increased $0.1 million, or 3%, and $0.6 million, or 7%, during the three and six months ended June 30, 1998 compared to the same periods in 1997. Included in interest expense during the first quarter of 1997 was a reduction of expense of $0.4 million reflecting the favorable resolution of a foreign income tax matter. Apart from this non-recurring interest credit, interest expense has increased due to net increases in outstanding cash borrowings from the Company's revolving credit facility.

Income Tax Expense
------------------

During the three months ended June 30, 1998, the Company recognized an additional deferred tax asset of $18.1 million, primarily as a result of recording reserves for losses which may be incurred on certain fixed-price contract overruns. The Company did not record any additional valuation allowance for any of the net deferred tax assets carried on the balance sheet now totaling $33.4 million. Management believes that through the combination of expected levels of pretax operating earnings and, more significantly, a tax-planning strategy, that would, if necessary, be implemented to accelerate taxable amounts, it will be able to utilize all deferred tax assets generated from net operating losses. As permitted by Statement of Financial Accounting Standard No. 109 - Accounting for Income Taxes, tax-planning strategies are alternatives that can be used to provide evidence of the likelihood of future taxable income for purposes of evaluating the necessity of establishing valuation reserves against balances of deferred tax assets. The Company's tax-planning strategy involves the disposition of the Consulting Group operations for consideration that could result in taxable income sufficient enough to utilize the deferred tax assets. In the event that this tax-planning strategy is abandoned, the Company's ability to fully utilize the deferred tax assets could be reduced significantly and a valuation allowance against the asset would have to be recognized in the financial statements as a charge to income.

Cumulative Effect of Accounting Change
--------------------------------------

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position 98-5 - Reporting on the Costs of Start-Up Activities (SOP 98-5). The SOP requires costs of organization and start-up activities to be expensed as incurred. Initial application of the SOP should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, Accounting Changes. The Company adopted the Statement effective April 1, 1998 and recognized a charge of $6 million, net of tax, as the cumulative effect of the adoption. The Company's quarterly amortization expense will likely be reduced by approximately $350,000 for each of the next several quarters because the cumulative charge includes items that were being amortized.

Operating Outlook
-----------------

Adjusting the second quarter financial results to exclude the effects of the significant charges discussed above, the net income results for the quarter would have approximated a loss of $.05 per share. As a result of the second quarter developments, the Company expects to record significant expenses for severance costs and costs related to amending its revolving credit facility during the remainder of 1998. In addition, preliminary operating projections for the remainder of 1998 show no improvement in operating results when compared to the first six months of the year, excluding the significant charges discussed above. Furthermore, the Company does not believe that it will be able to recognize tax benefits on any net operating losses it may incur during the remainder of 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, cash and cash equivalents decreased $11.6 million to $7.6 million. Operating activities used $21.4 million in cash (including $9.1 million in a semiannual interest payment made on June 30), investing activities provided $3.6 million in cash, and financing activities provided $7.1 million in cash. The effect of foreign currency exchange rate fluctuations also decreased the June 30 cash balance by $0.9 million.

Operating Activities
---------------------

The Company's cash flow from operations decreased by $23.5 million during the six months ended June 30, 1998 compared to the same period in 1997. The decrease was due primarily to certain large commercial projects with provisions in the contract terms for milestone-based payments that had been received in prior periods, government contracts that require the Company to pay subcontractors prior to billing the federal government customer, and the Company subsequently experiencing slow payments on several of these growing federal contracts.

Investing Activities
--------------------

The acquisition of ICF Kaiser Advanced Technology, via an exchange of shares of common stock, brought $3.8 million in cash to the Company during 1998. Additionally, during the period ended June 30, 1998, the Company collected $2.4 million for the 1997 sale of its remaining minority investment in entities that own and operate a pulverized coal injection facility. The Company sold the majority of this investment in 1996 and collected $16.5 million of the sale price in the first quarter of 1997.

Other uses of cash for investing purposes continue to consist of outlays for fixed assets, primarily software, computers and consulting expenditures necessary to complete the Company's implementation of a new financial system by the end of 1999.

Financing Activities
--------------------

Net activity in revolving credit facility borrowings added $10.5 million in cash while payments for distributions of income to minority interests made in the six months ended June 30, 1998 used $3.5 million in cash. As of June 30, 1998, the Company had $14.5 million in cash borrowings, $23.5 million of performance letters of credit outstanding, and $17.8 million of additional credit available under the credit facility based on the amount of eligible receivables. The revolving credit facility contains a $25 million limit on cash borrowings. During the third quarter of 1998, the Company plans to add ICF Kaiser Advanced Technology as a Subsidiary Guarantor on its revolving credit facility. This addition is expected to increase the amount of eligible receivables and if completed on June 30 would have increased the then-available credit under the facility to $22 million. The Company is currently contractually obligated to issue an additional $8.5 million in letters of credit for its Nova Hut project during the third quarter of 1998. Lastly, on June 29, 1998 the receivables facility used by Kaiser-Hill, which was scheduled to expire on June 30, 1998, was renewed for another twelve months.

Liquidity and Capital Resources Outlook
---------------------------------------

As a result of the significant charges recognized during the second quarter, the Company was not in compliance as of June 30, 1998 with certain financial covenants set forth in its revolving credit facility. The Company has requested an amendment to allow the Company to be in compliance with reestablished covenants. The Banks have informed the Company that they will continue to permit the Company to borrow and obtain letters of credit pursuant to the revolving credit facility while the Company's request is being considered. As of August 13, 1998, the Banks had not declared any Events of Default pursuant to the terms of the facility. Accordingly, the total amount of outstanding borrowings from the revolver as of June 30, 1998 of $14.5 million is classified as long-term debt on the balance sheet. Other than the covenant noncompliance, the Company is not aware of any violations of any other obligations under the facility. A copy of the letter agreement dated July 30, 1998 for the revolving credit facility is filed as an exhibit to this Form 10-Q.

Management expects that the cost overruns as discussed above for the Nitric Acid Projects will require significant cash outlays over the next six to eight months. Management believes that projected levels of cash flows (including claims recoveries) and the availability of financing, including borrowings under the Company's revolving credit facility, will be adequate to fund the losses as well as projected levels of ongoing operations, including interest and retirement plan obligations. The additional borrowings and uses of cash from previously unutilized sources, including foreign sources, will increase the Company's cost of capital.

In addition to the cash requirements of the Company's daily operations, the 1997 retirement plan contribution of $4.7 million is due on September 15, 1998 and a semiannual interest payment of $9.1 million is due on December 31, 1998 for the Series B Senior Notes and Senior Subordinated Notes. The Company expects to meet the retirement plan contribution and the interest obligation with either operating cash flows or borrowings under its revolving credit facility. If and when circumstances permit, the Company would consider redeeming the Series B Senior Notes and the Senior Subordinated Notes, both due in 2003, which, at the earliest, can be called on December 31, 1998.

The revolving credit facility limits the Company's ability to make acquisitions and other investments, and the Indentures governing the Company's Series B Senior Notes and Senior Subordinated Notes limit the Company's ability to make restricted payments, including certain payments in connection with investments and acquisitions. Limitations imposed by the revolving credit facility and the Indentures mean that it will be necessary for the Company to obtain permission from its lenders in order to issue additional equity securities for the funding of any significant acquisitions and/or joint ventures. The amendment required to bring the Company into compliance with the revolving credit facility financial covenants may impose further restrictions on the Company.

IMPACT OF NEW ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued FASB Statement No. 131 - Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way that public business enterprises report information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports. The Statement is effective for fiscal years beginning after December 15, 1997 and does not require application in interim financial statements in the initial year of adoption. Accordingly, the Company will adopt the Statement as part of its financial statements for the year ended December 31, 1998 and will not include disclosures in its 1998 interim financial statements.

In February 1998, the Financial Accounting Standards Board issued FASB Statement No. 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement revised employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the disclosure requirements in its financial statements for the year ended December 31, 1998.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position 98-5 - Reporting on the Costs of Start-Up Activities (SOP 98-5). The SOP requires costs of organization and start-up activities to be expensed as incurred. Initial application of the SOP should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, Accounting Changes. The Company adopted the Statement effective April 1, 1998.

FORWARD-LOOKING STATEMENTS AND CERTAIN FACTORS AFFECTING ICF KAISER AND ITS BUSINESSES

From time to time, certain disclosures in reports and statements released by the Company, or statements made by its officers or directors, will be forward-looking in nature. These forward-looking statements may contain information related to the Company's intent, belief, or expectation with respect to contract awards and performance, potential acquisitions and joint ventures, and cost cutting measures. In addition, these forward-looking statements contain a number of factual assumptions made by the Company regarding, among other things, future economic, competitive, and market conditions. Because the accurate prediction of any future facts or conditions may be difficult and involve the assessment of events beyond the Company's control, actual results to differ materially from those expressed or implied in such forward-looking statements.

The Company is availing itself of the safe harbor provisions provided in the Private Securities Litigation Reform Act of 1995 by cautioning readers that the forward-looking statements which use words such as the Company "anticipates," "expects," "estimates," and "believes" are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. These forward-looking statements may be contained in the Company's federal securities laws filings or in written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts and others. Any such written or oral forward-looking statements should be considered in context with the risk factors discussed below:

          --   the Company may not be able to maintain existing contracts at their current levels and may not be able to realize the increased contract performance levels that it is assuming it will achieve under certain of these existing contracts. The Company is involved in a number of fixed price contracts under which the Company may benefit from cost savings, but if certain pricing and performance assumptions prove inaccurate, unrecoverable cost overruns can occur.

          --   the Company may not be awarded new contracts for which it is competing in its established markets or these awards may be delayed; in addition, the Company may not be able to win contracts in the new markets it is targeting. General economic conditions in the international arena, especially Asia, could negatively impact the Company's current international business and its ability to expand into new international markets.

          --   the Company is very dependent on federal government contracts which are subject to annual funding approvals, which may be subject to cost audits, and which may be terminated at any time, with or without cause; a large number of federal government contracts are included in the Company's backlog number which means that the backlog number is not necessarily indicative of the future revenue of the Company;

          --   the Company may not be able to complete certain anticipated acquisitions and joint ventures, or if completed, these acquisitions and joint ventures may take more time to contribute to the Company's financial results than is currently assumed. The Company is highly leveraged and subject to restrictive covenants that limit its ability to fund potential acquisitions and joint ventures beyond certain levels established in its debt agreements.

          --   a large portion of the Company's business has been and is
generated either directly or indirectly as a result of federal and state environmental laws, regulations, and programs; a reduction in the number or scope of these laws, regulations, or programs could materially affect the Company's business. In addition environmental work poses risks of large civil and criminal liabilities for violations of environmental laws and regulations, and liabilities to customers and to third parties for damages arising from the Company's performing environmental services to its clients. A large fine or penalty imposed on the Company could negatively impact contract performance fees under certain existing contracts or otherwise negatively affect the Company's financial results.

          --   the Company may not be able to recognize the level of savings expected from its on-going cost cutting measures and cost control improvements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Applicable to the Company's filings of financial statements for fiscal years ending after June 15, 1998.

                          Part II - Other Information

Item 1.   Legal Proceedings

          As previously reported in the Annual Report on Form 10-K for the year ended December 31, 1997.

Item 2.   Changes in Securities

          (a)  None
          (b)  None
          (c)  None
          (d)  Not applicable

Item 3.   Defaults Upon Senior Securities

          (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations.

          (b)  None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of the Company was held on Friday, May 1, 1998, at the headquarters of the Company, 9300 Lee Highway, Fairfax, VA 22031. The only matters voted on were (a) the election of four management-nominee directors, each to a three-year term expiring at the 2001 Annual Meeting of Shareholders and (b) the approval of the appointment of Coopers & Lybrand (now PriceWaterhouse Coopers) as the Company's independent public accountants for the fiscal year ended December 31, 1998. The number of votes cast for, against, or withheld, as well as the number of abstention and broker nonvotes for each of the above-described matters are set forth below:


                                                   Total Votes     Total Votes        Total Broker
                             Total Votes For         For (%)       Withheld (*)         Non-Votes
                             ---------------       -----------    -------------       -------------
1.  Election of Directors
James O. Edwards                  18,895,961         95.425%         905,887               0
Maynard H. Jackson, Jr.           19,280,312         97.366%         521,536               0
Keith M. Price                    19,318,302         97.558%         483,546               0
Michael E. Tennenbaum             19,489,733         98.424%         312,115               0






                                              Total     Total          Total      Total
                                  Total       Votes     Votes         Broker      Votes
                                Votes For    For (%)   Withheld(*)   Non-Votes   Abstain
                               -----------   -------   -----------   ---------   -------
2.  Approval of Independent
    Public Accountants          19,519,550   98.574%     174,018         0       108,280


(*) "Votes Withheld" means that the shareholder marked the box on his/her proxy card or ballot labeled "withheld." This vote total includes situations in which the shareholder wrote in the name of the individual director for whom he/she did not want to vote and situations in which the shareholder withheld his/her vote against all four management-nominees.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) The exhibits filed as part of this report are listed below:

No. 10    Letter agreement dated July 30, 1998 for the revolving credit facility
No. 21    Subsidiaries of the Registrant as of July 15, 1998
No. 27    Financial Data Schedule

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

                              ICF KAISER INTERNATIONAL, INC.
                               (Registrant)



Date: August 13, 1998
                                                         /s/ Timothy P. O'Connor
                                                         -----------------------
                                                             Timothy P. O'Connor

                                                          Senior Vice President,
                                                 Acting Chief Financial Officer,
                                                 and Treasurer (Duly authorized
                                                 officer and principal financial
                                                 officer)