Form 10-Q
period 1998-09-30
ICF KAISER INTERNATIONAL INC
filed 1998-11-16
CIK 856200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period
 ended September 30, 1998                            Commission File No. 1-12248



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     On October 30, 1998, there were 24,307,828 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

                         ICF KAISER INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                                                                                                               Page
Part I - Financial Information

Item 1. Financial Statements:

         Consolidated Balance Sheets -
         September 30, 1998 and December 31, 1997..................................................................3

         Consolidated Statements of Income and Comprehensive Income -
         Three and Nine Months Ended September 30, 1998 and 1997...................................................4

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1998 and 1997.............................................................5

         Notes to Consolidated Financial Statements.............................................................6-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................................18-28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................................28


Part II - Other Information

Item 1. Legal Proceedings.........................................................................................28

Item 2. Changes in Securities and Use of Proceeds.................................................................28

Item 3. Defaults Upon Senior Securities...........................................................................28

Item 4. Submission of Matters to a Vote of Security Holders.......................................................28

Item 5. Other Information.........................................................................................28

Item 6. Exhibits and Reports on Form 8-K.......................................................................28-29

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares)

--------------------------------------------------------------------------------------------------------------
                                                                              September 30,      December 31,
                                                                                  1998               1997
--------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Assets
Current Assets
    Cash and cash equivalents                                                   $   2,227           $  19,198
    Contract receivables, net                                                     294,378             264,030
    Prepaid expenses and other current assets                                      11,173              14,490
    Deferred income taxes                                                          33,038              15,281
                                                                                ---------           ---------
            Total Current Assets                                                  340,816             312,999
                                                                                ---------           ---------
Fixed Assets
    Furniture, equipment, and leasehold improvements                               50,263              51,446
    Less depreciation and amortization                                            (39,125)            (39,648)
                                                                                ---------           ---------
                                                                                   11,138              11,798
                                                                                ---------           ---------
Other Assets
    Goodwill, net                                                                  50,095              47,323
    Investments in and advances to affiliates                                       9,483               7,038
    Other                                                                          13,543              19,308
                                                                                ---------           ---------
                                                                                   73,121              73,669
                                                                                ---------           ---------

                   Total Assets                                                 $ 425,075           $ 398,466
                                                                                =========           =========

Liabilities and Shareholders' Equity
Current Liabilities
    Debt currently payable                                                      $      --           $      15
    Accounts payable                                                              176,516             120,368
    Accrued salaries and benefits                                                  43,834              37,654
    Other accrued expenses                                                         38,985              26,902
    Deferred revenue                                                               30,838              36,527
    Income taxes payable                                                            1,269               1,012
                                                                                ---------           ---------
            Total Current Liabilities                                             291,442             222,478

Long-term Liabilities
    Long-term debt                                                                157,866             141,004
    Other                                                                           4,284               4,586
                                                                                ---------           ---------
            Total Liabilities                                                     453,592             368,068
                                                                                ---------           ---------
Commitments and Contingencies

Minority Interest                                                                   7,877               3,071

Shareholders' Equity (Deficit)
    Preferred Stock                                                                    --                  --
    Common Stock, par value $.01 per share:
       Authorized-90,000,000 shares
       Issued and outstanding- 24,282,270 and  22,475,904 shares                      244                 225
    Additional Paid-in Capital                                                     75,390              67,116
    Notes Receivable Collateralized by Common Stock                                  (639)             (2,422)
    Accumulated Deficit                                                          (107,739)            (34,225)
    Cumulative Translation Adjustment                                              (3,650)             (3,367)
                                                                                ---------           ---------
           Total Shareholders' Equity (Deficit)                                   (36,394)             27,327
                                                                                ---------           ---------

              Total Liabilities and Shareholders' Equity (Deficit)              $ 425,075           $ 398,466
                                                                                =========           =========

------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                                               Three Months Ended             Nine Months Ended
                                                                                  September 30,                 September 30,
                                                                             -------------------------     -------------------------

                                                                               1998           1997            1998         1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)                   (unaudited)
Gross Revenue                                                                $ 292,528      $ 332,173      $ 909,796      $ 839,716
    Subcontract and direct material costs                                     (195,474)      (216,788)      (601,951)      (511,606)
    Provision for contract losses                                              (17,210)            --        (57,210)            --
    Equity in income of joint ventures
        and affiliated companies                                                 2,632            718          5,066          1,552
                                                                             ---------      ---------      ---------      ---------
Service Revenue                                                                 82,476        116,103        255,701        329,662

Operating Expenses
    Direct labor and fringe benefits                                            66,435         77,600        206,651        220,200
    Group overhead                                                              23,406         22,869         68,009         64,029
    Corporate general and administrative                                         6,238          5,985         16,273         17,055
    Depreciation and amortization                                                2,262          2,455          6,693          7,197
    Severance and restructuring charges                                          7,907             --          9,407             --
    Other unusual charges                                                        7,672             --          7,672             --
                                                                             ---------      ---------      ---------      ---------

Operating Income (Loss)                                                        (31,444)         7,194        (59,004)        21,181

Other Income (Expense)
    Interest income                                                                338            324          1,239          1,340
    Interest expense                                                            (5,141)        (4,240)       (14,901)       (13,397)
                                                                             ---------      ---------      ---------      ---------
Income (Loss) Before Income Taxes, Minority Interest,
          and Cumulative Effect of Accounting Change                           (36,247)         3,278        (72,666)         9,124
    Income tax (provision) benefit                                                (718)          (508)        11,029         (1,642)
                                                                             ---------      ---------      ---------      ---------
Income (Loss) Before Minority Interest, and
        Cumulative Effect of Accounting Change                                 (36,965)         2,770        (61,637)         7,482
    Minority interest in net income of subsidiaries                             (1,326)        (2,650)        (5,877)        (7,312)
                                                                             ---------      ---------      ---------      ---------

Income (Loss) Before Cumulative Effect of                                      (38,291)           120        (67,514)           170
        Accounting Change
    Cumulative effect of accounting change, net of tax                              --             --         (6,000)            --
                                                                             ---------      ---------      ---------      ---------
Net Income (Loss)                                                            $ (38,291)     $     120      $ (73,514)     $     170
                                                                             =========      =========      =========      =========
Other Comprehensive Income (Loss)
       Foreign currency translation adjustment                                     604           (777)          (283)        (1,215)
                                                                             ---------      ---------      ---------      ---------
Total Comprehensive Income (Loss)                                            $ (37,687)     $    (657)     $ (73,797)     $  (1,045)
                                                                             =========      =========      =========      =========
Basic and Diluted Earnings (Loss)  Per Share
    Income (loss) before cumulative effect of accounting change              $   (1.58)     $    0.01      $   (2.80)     $    0.01
    Cumulative effect of accounting change, net of tax                              --             --          (0.25)            --
                                                                             ---------      ---------      ---------      ---------
    Net Income (Loss)                                                        $   (1.58)     $    0.01      $   (3.05)     $    0.01
                                                                             =========      =========      =========      =========

Weighted average shares for basic earnings per share                            24,206         22,441         24,082         22,370
    Effect of dilutive stock options                                                --            115             --             98
                                                                             ---------      ---------      ---------      ---------
Weighted average shares for diluted earnings per share                          24,206         22,556         24,082         22,468
                                                                             =========      =========      =========      =========
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

---------------------------------------------------------------------------------------------------------------
                                                                                          For The
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                             ----------------------------------
                                                                                1998                   1997
---------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Operating Activities
Net income (loss)                                                            $ (73,514)             $     170
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                                6,693                  7,197
    Provision for losses, restructuring and contingencies                       58,711                  1,345
    Provision for deferred income taxes                                        (17,757)                (1,952)
    Cash distributions in excess of earnings from
       joint ventures and affiliated companies                                  (2,038)                  (135)
    Minority interest in net income of subsidiaries                              5,877                  7,312
    Changes in operating assets and liabilities:
       Contract receivables, net                                               (73,438)               (77,418)
       Prepaid expenses and other current assets                                   997                  2,035
       Accounts payable and accrued expenses                                    55,058                 69,306
       Deferred revenue                                                         (5,689)                 7,196
       Other liabilities                                                         3,335                  2,280
    Other operating activities                                                   6,470                 (2,848)
                                                                             ---------              ---------
       Net Cash Provided by (Used in) Operating Activities                     (35,295)                14,488
                                                                             ---------              ---------
Investing Activities
Cash acquired from (or invested in) subsidiary acquisitions                      3,570                   (441)
Sales of subsidiaries and/or investments                                         2,400                 16,540
Purchases of fixed assets                                                       (2,710)                (3,118)
                                                                             ---------              ---------
       Net Cash Provided by Investing Activities                                 3,260                 12,981
                                                                             ---------              ---------
Financing Activities
Borrowings under revolving credit facility                                     114,000                 69,000
Principal payments on revolving credit facility                                (97,500)               (87,500)
Distribution of income to minority interest                                     (1,500)                (9,950)
Proceeds from issuances of common stock                                            347                    165
Repurchases of common stock                                                         --                   (252)
Debt issuance costs                                                                 --                   (549)
                                                                             ---------              ---------
       Net Cash Provided by (Used in) Financing Activities                      15,347                (29,086)
                                                                             ---------              ---------
Effect of Exchange Rate Changes on Cash                                           (283)                (1,215)
                                                                             ---------              ---------
Decrease in Cash and Cash Equivalents                                          (16,971)                (2,832)
Cash and Cash Equivalents at Beginning of Period                                19,198                 16,761
                                                                             ---------              ---------
Cash and Cash Equivalents at End of Period                                   $   2,227              $  13,929
                                                                             =========              =========

Supplemental cash flow information is as follows:
Cash payments for interest                                                   $   9,798              $   9,791
Cash payments for income taxes                                                     936                    445
Non-cash transactions:
    Issuance of common stock                                                     8,664                    287
    (Cancellation) reacquisition of common stock                                  (513)                   227
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                 ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (the Company), except for the December 31, 1997 balance sheet, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997 and the information included in the Company's Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the September 30, 1998 financial statements.

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

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 - Reporting on the Costs of Start-Up Activities (SOP 98-5). The SOP requires costs of organization and start-up activities to be expensed as incurred. Initial application of the SOP should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, Accounting Changes. The Company adopted the Statement effective April 1, 1998.

3. Net Income Per Common Share

In 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). All EPS computation periods presented in these financial statements have been restated to conform to SFAS No. 128. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The assumed proceeds from the exercise of dilutive securities are used to repurchase common stock at the average market price during the period. The difference between the number of shares assumed issued and the number of shares assumed purchased is added to the basic EPS denominator in order to derive the diluted EPS denominator. At September 30, 1998, there were 1.6 million antidilutive shares outstanding.

4. Long-term Debt

As a result of the significant charges recognized during the second and third quarters, the Company was not in compliance either as of June 30 or September 30, 1998 with certain financial covenants set forth in its revolving credit facility. The Company has requested an amendment to allow the Company to be in compliance with reestablished covenants, and the Banks have continued to permit the Company to borrow and obtain letters of credit pursuant to the revolving credit facility while the Company's amendment request is being considered. At September 30, the Company had $20.5 million in cash borrowings and $25.6 million in stand-by letters of credit outstanding. As of November 13, 1998, the Banks had not declared any Events of Default pursuant to the terms of the facility. Accordingly, the total amount of outstanding cash borrowings from the revolver as of September 30, 1998 was classified as long-term debt on the balance sheet. On November 13, 1998, the outstanding cash balance of $25.0 million equaled the limit of the amount of cash borrowings available.

During the third quarter, however, it became clear to management that, given the further slippage on several of the large fixed-price project uncertainties (see
Note 6 - Contingencies), necessary charges for a realignment of the Company's Engineers and Constructors Group including severance, office closings, and other discontinued operations matters, the Banks might not be willing to provide the additional working capital projected necessary to effect a turnaround. Accordingly, management considered the need for and the possibility of securing alternate financing.

Management has received a commitment for the replacement of its existing senior credit facility with a new facility, similar to the Bank revolving line of credit, that would provide for a credit line, for both cash borrowings and letters of credit, of up to $60 million. The Company expects the new facility to be in place by mid-December, 1998. The replacement facility would increase the percentage of eligible accounts receivable acceptable for collateral purposes and increase the limit on cash borrowings from $25 million to $60 million less any outstanding letters of credit. Upon closing of a new facility, the Company would immediately terminate the former Bank revolving credit facility and repay any outstanding borrowings.

5. Income Taxes

The Company did not recognize any tax benefits on the operating losses generated during the three months ended September 30, 1998. During the three months ended June 30, 1998, the Company recognized an additional deferred tax asset of $18.1 million, primarily as a result of the losses recognized for cost overruns to be incurred on certain fixed-price contract overruns. The Company has not recorded any additional valuation allowance against the net deferred tax assets carried on the balance sheet at September 30, 1998 totaling $33.0 million. Management believes that through the combination of expected levels of pretax operating earnings and a tax-planning strategy, that would accelerate taxable amounts, it will be able to utilize the balance of deferred tax assets. As permitted by Statement of Financial Accounting Standard No. 109 - Accounting for Income Taxes, tax-planning strategies are alternatives that can be used to provide evidence of the likelihood of future taxable income for purposes of evaluating the necessity of establishing valuation reserves against balances of deferred tax assets. The Company's tax-planning strategy involves the disposition of the Consulting Group operations for consideration that could result in taxable income sufficient to utilize a significant portion of the deferred tax assets. Additionally, the strategy would provide for the proceeds from the sale of the Group to be used to reduce outstanding debt and thereby lower interest costs. In the event that this tax-planning strategy is abandoned, and in the event the Company is not able to demonstrate a reasonable likelihood of sustaining operating profits in the near term, the Company's ability to fully utilize the deferred tax assets could be reduced significantly and a valuation allowance against the asset would have to be recognized in the financial statements as a charge to income.

6. Contingencies

In March 1998, the Company entered into a $187 million maximum price contract for the construction of a ship construction facility. The Company subsequently learned that the costs used by the Company and the customer as the basis for negotiation of the contract were approximately $30 million lower than the revised estimated costs to perform the contract as reflected in proposed actual subcontracts. After learning this, the Company advised the customer that it was not required to perform the contract in accordance with its terms. Negotiations with the customer resulted in an interim agreement under which both parties reserved their rights and, on a day-to-day basis, the Company continued to execute certain transitional on-site activities. The customer terminated the interim agreement with the Company effective August 14, 1998. In October 1998, the customer presented an initial draft of a claim request to the Company requesting payment for its perceived damages and entitlements pursuant to the terminated contract. The Company and the customer are currently discussing the customer's draft claim. Given the negotiation status, no provision for any losses on this contract have been included in the Company's financial results to date as management does not believe that it has sufficient information at this time to reasonably estimate the outcome of the negotiations.

As a result of uncertainties surrounding the costs to complete certain large fixed-price contracts, including four nitric acid plants, the Company recorded a $40 million charge during the second quarter and a $17.2 million charge during the third quarter of 1998 to establish reserves intended to cover its estimate of the nitric acid contract cost overruns and charges totaling $10.2 million to reflect the adjustment of the earned progress to date on several other fixed price projects. Although management believes that, based on information currently available, an adequate provision for loss reserves for these fixed-price contracts has been reflected in the financial statements, no assurance can be given that the full amount of any claims will be realized or that the loss provision is entirely adequate.

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

Pursuant to the terms of the Company's acquisition of ICF Kaiser Advanced Technology, Inc. on March 17, 1998, the Company issued 1.5 million shares of ICF Kaiser common stock. The agreement guarantees that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock. Pursuant to the terms of the acquisition agreement, the contingently issuable number of shares, however, cannot exceed
1.5 million. Given the fair market value of the stock at September 30, 1998, the assumed issuance of the additional 1.5 million shares would not completely account for the total amount of the guarantee. As of September 30, 1998, the Company's current debt agreements restrict the amount of cash that could be used to make up any such shortfall.

7. Guarantor Subsidiaries

Pursuant to SEC rules regarding publicly held debt, the Company is required to provide financial information for wholly owned subsidiaries of ICF Kaiser International, Inc. (Subsidiary Guarantors) that unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Subordinated Notes and its Series B Senior Notes. The Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc; ICF Kaiser Government Programs, Inc; Systems Applications International, Inc; EDA, Incorporated; Global Trade & Investment, Inc; ICF Kaiser Europe, Inc; ICF Kaiser/Georgia Wilson, Inc; ICF Kaiser Overseas Engineering, Inc; ICF Kaiser Engineers Pacific, Inc; ICF Kaiser Remediation Company; and ICF Kaiser Advanced Technology, Inc.

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

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 1998
(In thousands)

-------------------------------------------------------------------------------

                                                                                                                     ICF Kaiser
                                                              Parent      Subsidiary  Non-Guarantor              International, Inc.
                                                              Company     Guarantors   Subsidiaries  Eliminations    Consolidated
                                                            ----------    ----------  -------------  ------------ ------------------
                                                                                       (Unaudited)
Assets
Current Assets
    Cash and cash equivalents                               $  (2,652)    $  (6,337)    $  11,216     $      --       $   2,227
    Contract receivables, net                                   1,404       177,759       115,215            --         294,378
    Intercompany receivables, net                             107,388        13,701      (121,089)           --              --
    Prepaid expenses and other current assets                   3,483           680         7,010            --          11,173
    Deferred income taxes                                      25,802         3,245         3,991            --          33,038
                                                            ---------     ---------     ---------     ---------       ---------
         Total Current Assets                                 135,425       189,048        16,343            --         340,816
                                                            ---------     ---------     ---------     ---------       ---------

Fixed Assets
    Furniture, equipment, and leasehold improvements           10,886         3,420        35,957            --          50,263
    Less depreciation and amortization                         (6,482)       (3,105)      (29,538)           --         (39,125)
                                                            ---------     ---------     ---------     ---------       ---------
                                                                4,404           315         6,419            --          11,138
                                                            ---------     ---------     ---------     ---------       ---------

Other Assets
    Goodwill, net                                                  --         8,940        41,155            --          50,095
    Other                                                      16,167           790        17,431       (11,362)         23,026
                                                            ---------     ---------     ---------     ---------       ---------
                                                               16,167         9,730        58,586       (11,362)         73,121
                                                            ---------     ---------     ---------     ---------       ---------
           Total Assets                                     $ 155,996     $ 199,093     $  81,348     $ (11,362)      $ 425,075
                                                            =========     =========     =========     =========       =========

Liabilities and Shareholders' Equity
Current Liabilities
    Current portion of long-term debt                       $      --     $      --     $      --     $      --       $      --
    Accounts payable and other accrued expenses                25,646       139,446        31,283            --         196,375
    Accrued salaries and employee benefits                     (1,476)       19,782        25,528            --          43,834
    Other                                                       7,171         2,219        41,843            --          51,233
                                                            ---------     ---------     ---------     ---------       ---------
         Total Current Liabilities                             31,341       161,447        98,654            --         291,442

Long-term Liabilities
    Long-term debt, less current portion                      157,866            --            --            --         157,866
    Other                                                       2,319            26         1,939            --           4,284
                                                            ---------     ---------     ---------     ---------       ---------
           Total Liabilities                                  191,526       161,473       100,593            --         453,592
                                                            ---------     ---------     ---------     ---------       ---------

Minority Interests in Subsidiaries                                 --         7,877            --            --           7,877

Shareholders' Equity
    Common Stock                                                  231         8,189           131        (8,307)            244
    Additional Paid-in Capital                                 72,775         2,596        60,935       (60,916)         75,390
    Accumulated Earnings (Deficit)                           (107,897)       19,139       (76,842)       57,861        (107,739)
    Other Equity                                                 (639)         (181)       (3,469)           --          (4,289)
                                                            ---------     ---------     ---------     ---------       ---------
         Total Shareholders' Equity                           (35,530)       29,743       (19,245)      (11,362)        (36,394)
                                                            ---------     ---------     ---------     ---------       ---------

           Total Liabilities and Shareholders' Equity       $ 155,996     $ 199,093     $  81,348     $ (11,362)      $ 425,075
                                                            =========     =========     =========     =========       =========


-------------------------------------------------------------------------------
See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 1997
(In thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     ICF Kaiser
                                                           Parent     Subsidiary    Non-Guarantor                International, Inc.
                                                          Company     Guarantors     Subsidiaries   Eliminations    Consolidated
                                                        -----------  ------------  --------------  ------------- -------------------
                                                                                      (Unaudited)
Assets
Current Assets
    Cash and cash equivalents                            $   (5,665)  $    10,258   $    14,605     $         --   $      19,198
    Contract receivables, net                                 3,210        96,921       163,899               --         264,030
    Intercompany receivables, net                           136,629        (2,529)     (134,100)              --              --
    Prepaid expenses and other current assets                 4,181           475         9,834               --          14,490
    Deferred income taxes                                    14,749            --           532               --          15,281
                                                          ---------   -----------   -----------     ------------   -------------
           Total Current Assets                             153,104       105,125        54,770               --         312,999
                                                          ---------   -----------   -----------     ------------   -------------
Fixed Assets
    Furniture, equipment, and leasehold improvements          9,728         2,505        39,213               --          51,446
    Less depreciation and amortization                       (5,361)       (2,275)      (32,012)              --         (39,648)
                                                          ---------   -----------   -----------     ------------   -------------
                                                              4,367           230         7,201               --          11,798
                                                          ---------   -----------   -----------     ------------   -------------
Other Assets
    Goodwill, net                                                --         4,793        42,530               --          47,323
    Other                                                    50,528         1,849        17,552          (43,583)         26,346
                                                          ---------   -----------   -----------     ------------   -------------
                                                             50,528         6,642        60,082          (43,583)         73,669
                                                          ---------   -----------   -----------     ------------   -------------

           Total Assets                                  $  207,999   $   111,997   $   122,053     $    (43,583)  $     398,466
                                                          =========   ===========   ===========     ============   =============

Liabilities and Shareholders' Equity
Current Liabilities
    Current portion of long-term debt                    $       --   $        --   $        15     $         --   $          15
    Accounts payable and other accrued expenses              23,186        79,893        35,254               --         138,333
    Accrued salaries and employee benefits                    6,938        16,722        13,994               --          37,654
    Other                                                     4,138           848        41,490               --          46,476
                                                         ----------   -----------   -----------     ------------   -------------
         Total Current Liabilities                           34,262        97,463        90,753               --         222,478

Long-term Liabilities
    Long-term debt, less current portion                    141,004            --            --               --         141,004
    Other                                                     2,437            26         2,123               --           4,586
                                                         ----------   -----------   -----------     ------------   -------------
         Total Liabilities                                  177,703        97,489        92,876               --         368,068
                                                         ----------   -----------   -----------     ------------   -------------

Minority Interests in Subsidiaries                               --         3,071            --               --           3,071

Shareholders' Equity
    Common Stock                                                214           148           129             (266)             225
    Additional Paid-in Capital                               66,888         2,796        58,548          (61,116)          67,116
    Accumulated Earnings (Deficit)                          (34,384)        8,757       (26,397)          17,799          (34,225)
    Other Equity                                             (2,422)         (264)       (3,103)              --           (5,789)
                                                         ----------   -----------   -----------     ------------   --------------
         Total Shareholders' Equity                          30,296        11,437        29,177          (43,583)          27,327
                                                         ----------   -----------   -----------     ------------   --------------

           Total Liabilities and Shareholders' Equity    $  207,999   $   111,997   $   122,053     $    (43,583)  $      398,466
                                                         ==========   ===========   ===========     ============   ==============
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income and Comprehensive Income Nine Months Ended September 30, 1998
(In thousands)

-------------------------------------------------------------------------------

                                                                                                                     ICF Kaiser
                                                              Parent     Subsidiary  Non-Guarantor               International, Inc.
                                                             Company     Guarantors   Subsidiaries  Eliminations    Consolidated
                                                           ----------    ----------   ------------  ------------ -------------------
                                                                                      (Unaudited)
Gross Revenue                                              $     949     $ 568,845     $ 340,002     $      --        $ 909,796

    Subcontract and direct material costs                       (470)     (446,240)     (155,241)           --         (601,951)
    Privision for contract loss                                   --            --       (57,210)           --          (57,210)
    Equity in income of joint ventures and
           affiliated companies and subsidiaries             (46,905)           --         6,670        45,301            5,066
                                                           ---------     ---------     ---------     ---------        ---------

Service Revenue                                              (46,426)      122,605       134,221        45,301          255,701

Operating Expenses
    Operating expenses                                        12,998       108,225       169,710            --          290,933
    Depreciation and amortization                              1,962           840         3,891            --            6,693
    Severance and Restructuring Charge                         7,907            --         1,500            --            9,407
    Discontinued Operations                                    2,882            --         4,790            --            7,672
                                                           ---------     ---------     ---------     ---------        ---------

Operating Income                                             (72,175)       13,540       (45,670)       45,301          (59,004)

Other Income (Expense)
    Interest and investment income                               226           448           565            --            1,239
    Interest expense                                         (14,719)         (144)          (38)           --          (14,901)
                                                           ---------     ---------     ---------     ---------        ---------

Income (Loss) Before Income Taxes,
    Minority Interests, and Cumulative
    Effect of Accounting Change                              (86,668)       13,844       (45,143)       45,301          (72,666)
    Income tax provision (benefit)                           (13,154)        2,101        (6,851)        6,875          (11,029)
                                                           ---------     ---------     ---------     ---------        ---------

Income Before Minority Interests
    and Cumulative Effect of Accounting Change               (73,514)       11,743       (38,292)       38,426          (61,637)
    Minority interests in net income of subsidiaries              --         5,877            --            --            5,877
                                                           ---------     ---------     ---------     ---------        ---------

Income Before Cumulative Effect of Accounting Change         (73,514)        5,866       (38,292)       38,426          (67,514)
    Cumulative effect of accounting change, net of tax            --           754         5,246            --            6,000
                                                           ---------     ---------     ---------     ---------        ---------

Net Income (Loss)                                          $ (73,514)    $   5,112     $ (43,538)    $  38,426        $ (73,514)
                                                           =========     =========     =========     =========        =========

    Foreign currency translation adjustment                     (283)           --            --            --             (283)
                                                           ---------     ---------     ---------     ---------        ---------

Comprehensive Income (Loss)                                $ (73,797)    $   5,112     $ (43,538)    $  38,426        $ (73,797)
                                                           =========     =========     =========     =========        =========

-------------------------------------------------------------------------------
See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income and Comprehensive Income Nine Months Ended September 30, 1997
(In thousands)

-------------------------------------------------------------------------------

                                                                                                                  ICF Kaiser
                                                          Parent      Subsidiary   Non-Guarantor               International, Inc.
                                                         Company      Guarantors   Subsidiaries  Eliminations     Consolidated
                                                        ---------     ----------   ------------  ------------  -------------------
                                                                                   (Unaudited)
Gross Revenue                                           $     475     $ 467,034     $ 372,207     $      --         $ 839,716

    Subcontract and direct material costs                    (441)     (336,125)     (175,040)           --          (511,606)
    Equity in income of joint ventures and
         affiliated companies and subsidiaries             32,196            --         2,667       (33,311)            1,552
                                                        ---------     ---------     ---------     ---------         ---------

Service Revenue                                            32,230       130,909       199,834       (33,311)          329,662

Operating Expenses
    Operating expenses                                     17,404       114,926       168,954            --           301,284
    Depreciation and amortization                           1,738           475         4,984            --             7,197
                                                        ---------     ---------     ---------     ---------         ---------

Operating Income                                           13,088        15,508        25,896       (33,311)           21,181

Other Income (Expense)
    Interest income                                           459           489           449           (57)            1,340
    Interest expense                                      (13,340)          (65)          (44)           52           (13,397)
                                                        ---------     ---------     ---------     ---------         ---------

Income Before Income Taxes and
    Minority Interests                                        207        15,932        26,301       (33,316)            9,124
    Income tax provision (benefit)                             37         2,868         4,734        (5,997)            1,642
                                                        ---------     ---------     ---------     ---------         ---------

Income Before Minority Interests                              170        13,064        21,567       (27,319)            7,482
    Minority interests in net income of subsidiaries           --         7,312            --            --             7,312
                                                        ---------     ---------     ---------     ---------         ---------


Net Income                                              $     170     $   5,752     $  21,567     $ (27,319)        $     170
                                                        =========     =========     =========     =========         =========

    Foreign currency translation adjustment                (1,215)           --            --            --            (1,215)
                                                        ---------     ---------     ---------     ---------         ---------

Comprehensive Income (Loss)                             $  (1,045)    $   5,752     $  21,567     $ (27,319)        $  (1,045)
                                                        =========     =========     =========     =========         =========


-------------------------------------------------------------------------------
See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income and Comprehensive Income Three Months Ended September 30, 1998
(In thousands)

--------------------------------------------------------------------------------

                                                                                                                    ICF Kaiser
                                                         Parent      Subsidiary    Non-Guarantor                International, Inc.
                                                        Company      Guarantors    Subsidiaries   Eliminations      Consolidated
                                                     -------------  -------------  -------------  -------------  -------------------
                                                                                    (Unaudited)
Gross Revenue                                        $        341   $    266,687   $     25,500   $          -   $        292,528

  Subcontract and direct material costs                      (190)      (221,139)        25,855              -           (195,474)
  Privision for contract loss                                   -              -        (17,210)             -            (17,210)
  Equity in income of joint ventures and
         affiliated companies and subsidiaries            (14,794)             -          2,697         14,729              2,632
                                                     ------------   ------------   ------------   ------------   ----------------

Service Revenue                                           (14,643)        45,548         36,842         14,729             82,476

Operating Expenses
  Operating expenses                                        5,011         42,019         49,049              -             96,079
  Depreciation and amortization                               704            436          1,122              -              2,262
  Severance and Restructuring Charge                        6,407              -          1,500              -              7,907
  Discontinued Operations                                   2,882              -          4,790              -              7,672
                                                     ------------   ------------   ------------   ------------   ----------------

Operating Income                                          (29,647)         3,093        (19,619)        14,729            (31,444)

Other Income (Expense)
  Interest and investment income                               45            249             44              -                338
  Interest expense                                         (5,073)           (48)           (20)             -             (5,141)
                                                     ------------   ------------   ------------   ------------   ----------------

Income (Loss) Before Income Taxes,
  Minority Interests, and Cumulative
  Effect of Accounting Change                             (34,675)         3,294        (19,595)        14,729            (36,247)
  Income tax provision (benefit)                            3,616         (1,302)         1,390         (2,986)               718
                                                     ------------   ------------   ------------   ------------   ----------------

Income Before Minority Interests
  and Cumulative Effect of Accounting Change              (38,291)         4,596        (20,985)        17,715            (36,965)
  Minority interests in net income of subsidiaries              -          1,326              -              -              1,326
                                                     ------------   ------------   ------------   ------------   ----------------

Income Before Cumulative Effect of Accounting Change      (38,291)         3,270        (20,985)        17,715            (38,291)
  Cumulative effect of accounting change, net of tax            -            754           (754)             -                  -
                                                     ------------   ------------   ------------   ------------   ----------------

Net Income (Loss)                                    $    (38,291)  $      2,516   $    (20,231)  $     17,715   $        (38,291)
                                                     ============   ============   ============   ============   ================

  Foreign currency translation adjustment                     604              -              -              -                604
                                                     ------------   ------------   ------------   ------------   ----------------

Comprehensive Income (Loss)                          $    (37,687)  $      2,516   $    (20,231)  $     17,715   $        (37,687)
                                                     ============   ============   ============   ============   ================


-------------------------------------------------------------------------------
See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income and Comprehensive Income Three Months Ended September 30, 1997
(In thousands)

-----------------------------------------------------------------------------

                                                                                                                     ICF Kaiser
                                                          Parent       Subsidiary   Non-Guarantor                International, Inc.
                                                          Company      Guarantors   Subsidiaries   Eliminations     Consolidated
                                                          -------      ----------   -------------  ------------  -------------------
                                                                                     (Unaudited)
Gross Revenue                                            $     252     $ 188,523     $ 143,398     $      --          $ 332,173

    Subcontract and direct material costs                     (140)     (143,852)      (72,796)           --           (216,788)
    Equity in income of joint ventures and
         affiliated companies and subsidiaries              10,987            --         1,575       (11,844)               718
                                                         ---------     ---------     ---------     ---------          ---------

Service Revenue                                             11,099        44,671        72,177       (11,844)           116,103

Operating Expenses
    Operating expenses                                       6,222        39,616        60,616            --            106,454
    Depreciation and amortization                              595          (108)        1,968            --              2,455
                                                         ---------     ---------     ---------     ---------          ---------

Operating Income                                             4,282         5,163         9,593       (11,844)             7,194

Other Income (Expense)
    Interest income                                             60           135           140           (11)               324
    Interest expense                                        (4,197)          (40)          (14)           11             (4,240)
                                                         ---------     ---------     ---------     ---------          ---------

Income Before Income Taxes and
    Minority Interests                                         145         5,258         9,719       (11,844)             3,278
    Income tax provision (benefit)                              25           797         1,517        (1,831)               508
                                                         ---------     ---------     ---------     ---------          ---------

Income Before Minority Interests                               120         4,461         8,202       (10,013)             2,770
    Minority interests in net income of subsidiaries            --         2,650            --            --              2,650
                                                         ---------     ---------     ---------     ---------          ---------


Net Income                                               $     120     $   1,811     $   8,202     $ (10,013)         $     120
                                                         =========     =========     =========     =========          =========

    Foreign currency translation adjustment                   (777)           --            --            --               (777)
                                                         ---------     ---------     ---------     ---------          ---------

Comprehensive Income (Loss)                              $    (657)    $   1,811     $   8,202     $ (10,013)         $    (657)
                                                         =========     =========     =========     =========          =========

------------------------------------------------------------------------
  See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 1998
(In thousands)

----------------------------------------------------------------------

                                                                                                                     ICF Kaiser
                                                             Parent      Subsidiary   Non-Guarantor              International, Inc.
                                                             Company     Guarantors   Subsidiaries  Eliminations     Consolidated
                                                           ----------    ----------   ------------  ------------ -------------------
                                                                                       (Unaudited)
Net Cash Provided by (Used in) Operating Activities        $ (14,993)    $ (15,095)    $  (5,207)    $      --        $ (35,295)
                                                           ---------     ---------     ---------     ---------        ---------

Investing Activities
Purchases of fixed assets                                      1,159            --        (3,869)           --           (2,710)
Cash acquired from (invested in) subsidiary acquisitions          --            --         3,570            --            3,570
Sale of subsidiaries and/or investments                           --            --         2,400            --            2,400
                                                           ---------     ---------     ---------     ---------        ---------
      Net Cash Used in Investing Activities                    1,159            --         2,101            --            3,260
                                                           ---------     ---------     ---------     ---------        ---------

Financing Activities
Borrowings under credit facility                             114,000            --            --            --          114,000
Principal payments on credit facility                        (97,500)           --            --            --          (97,500)
Distribution of income to minority interest                       --        (1,500)           --            --           (1,500)
Proceeds from issuances of common stock                          347            --            --            --              347
                                                           ---------     ---------     ---------     ---------        ---------
      Net Cash Used in Financing Activities                   16,847        (1,500)           --            --           15,347
                                                           ---------     ---------     ---------     ---------        ---------
Effect of Exchange Rate Changes on Cash                           --            --          (283)           --             (283)
                                                           ---------     ---------     ---------     ---------        ---------
Increase (Decrease) in Cash and Cash Equivalents               3,013       (16,595)       (3,389)           --          (16,971)
Cash and Cash Equivalents at Beginning of Period              (5,665)       10,258        14,605            --           19,198
                                                           ---------     ---------     ---------     ---------        ---------

Cash and Cash Equivalents at End of Period                 $  (2,652)    $  (6,337)    $  11,216     $      --        $   2,227
                                                           =========     =========     =========     =========        =========

------------------------------------------------------------------
See notes to consolidated financial statements.

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 1997
(In thousands)

------------------------------------------------------------------------------

                                                                                                                      ICF Kaiser
                                                                 Parent    Subsidiary  Non-Guarantor             International, Inc.
                                                                 Company   Guarantors  Subsidiaries  Eliminations    Consolidated
                                                                --------   ----------  ------------  ------------ ------------------
                                                                                        (Unaudited)
Net Cash Provided by (Used in) Operating Activities             $ 24,545    $ (2,100)    $ (8,451)     $    494        $ 14,488
                                                                --------    --------     --------      --------        --------

Investing Activities
Purchases of fixed assets                                         (1,638)         (6)      (1,474)           --          (3,118)
Cash acquired from (invested in) subsidiary acquisitions              --          --         (441)           --            (441)
Sale of subsidiaries and subsidiary assets                            --          --       16,540            --          16,540
                                                                --------    --------     --------      --------        --------
      Net Cash Used in Investing Activities                       (1,638)         (6)      14,625            --          12,981
                                                                --------    --------     --------      --------        --------

Financing Activities
Borrowings under credit facility                                  69,000          --           --            --          69,000
Principal payments on credit facility                            (87,500)         --           --            --         (87,500)
Distribution of income to minority interest                           --      (9,950)          --            --          (9,950)
Proceeds from issuances of common stock                              165          --           --            --             165
Repurchases of common stock                                         (252)         --           --            --            (252)
Debt issuance costs                                                 (549)         --           --            --            (549)
                                                                --------    --------     --------      --------        --------
      Net Cash Used in Financing Activities                      (19,136)     (9,950)          --            --         (29,086)
                                                                --------    --------     --------      --------        --------
Effect of Exchange Rate Changes on Cash                               --          --       (1,215)           --          (1,215)
                                                                --------    --------     --------      --------        --------
Increase (Decrease) in Cash and Cash Equivalents                   3,771     (12,056)       4,959           494          (2,832)
Cash and Cash Equivalents at Beginning of Period                  (7,720)     12,210       12,765          (494)         16,761
                                                                --------    --------     --------      --------        --------

Cash and Cash Equivalents at End of Period                      $ (3,949)   $    154       17,724      $     --        $ 13,929
                                                                ========    ========     ========      ========        ========

-------------------------------------------------------------------
See notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Since the Company's last quarterly filing on Form 10-Q, senior management of the Company has changed significantly; Keith Price is now President and Chief Executive Officer and Richard Leupen is now President of the Engineers & Constructors (E&C) Group. Changes have also been made in other senior management positions within the E&C Group.

As referenced in previous filings, the Company has had difficulty performing several fixed-price contracts involving the construction of plants to produce nitric acid (the Nitric Acid Projects). Initially, the Company believed that the cost overruns, and associated management and execution difficulties, would be limited to only one of the four contracts within the Company's Engineers & Constructors Group, and in December 1997 recorded an estimated $2.0 million loss at completion and reversed all profit previously recognized on that specific project. However, during the second quarter of 1998, it became apparent that several of the other contracts faced similar cost overruns. After a review of all of the contracts and the potential liabilities, the Company recorded additional charges of $40 million during the three months ending June 30, 1998.

The Company has now recorded an additional charge of $7.0 million during the three months ended September 30, 1998 to increase the second reserve. Since June 30, the Company has been using the internal resources of its new construction subsidiary to manage the completion of the Nitric Acid Projects. These projects have and will continue to receive the attention necessary to reduce additional risks. The Company continues to pursue recovery of portions of the overruns from both the customers and certain subcontractors. To date, no estimates for recoveries have been offset against the charges recognized above. Additionally during the third quarter of this year, the Company performed and was subjected to extensive reviews and analyses aimed at identifying the contributors to the Nitric Acid problems in an effort to mitigate the risk of similar problems occurring in the future. Partly as a result of these reviews, the Company recognized an additional charge totaling $10.2 million to reflect the adjustment of the earned progress to date on several other large fixed-price projects as well as to provide for reasonable estimates of reserves needed for certain risks associated with those projects. The total of the adjustments for these unusual charges during the third quarter of 1998 was $17.2 million. Management does not believe it has the requisite information to form reasonable estimates of other risks; adjustments to these financial statements may have to be, but as of yet, have not been made.

Despite these issues, the Company continues to be awarded major contracts demonstrated in the recent award of a five-year, $1.1 billion contract to a new joint venture between Northrop Grumman, Wackenhut Corporation, and the Company to jointly manage base operations for NASA and the U.S. Air Force at Kennedy Space Center, Cape Canaveral Air Station, Patrick Air Force Base, Florida Annexes, and the Trans Oceanic Abort Sites. The Company's total contract backlog approximated $3.5 billion at September 30, 1998 compared to $4.1 billion at December 31, 1997. Excluding the backlog of Kaiser-Hill, backlog increased $0.1 million during this nine month period.

Largely as a result of the project losses and adjustments within the E&C Group, the changes in senior management discussed above were made. The new management team members not only bring significant requisite industry knowledge and experience to lead, grow, and improve the operations of the Company and the E&C Group but have also demonstrated the skills necessary to effect positive change when beginning from a troubled position. The new management team has conducted exhaustive reviews of the most significant projects and assessed the risks and opportunities in active business areas. The new team has identified issues and contributors that it believes to have led to the losses to date. Management is committed to implementing proper management controls and the processes necessary to deliver high-quality, profitable projects throughout the Company. Their plan provides for the discontinuance of unprofitable operations, the realignment of staff within the Company to meet current needs, and the improvement of risk assessment within the organization. Specifically, operating management will focus on improving contract operating profit margins and improving risk management.

Management believes it can reduce its current annual overhead and general and administrative cost structures by $10 million and has begun execution of its cost-reduction plan. The Company recognized an unusual charge for office realignments and discontinued business areas of $7.7 million and a charge for severance costs and other restructuring costs of $7.9 million during the three months ended September 30, 1998.

The Special Committee of the Board of Directors, whose creation was announced in the second quarter Report on Form 10-Q, continues to explore alternatives for realizing the significant value of the Company's Consulting Group, which may not be fully reflected in the Company's total current market valuation. significant shareholder. The Committee will also continue to consider strategic alternatives for the Company as a whole. The sale of one or more of its groups is such a possibility. The Special Committee has retained Raymond James and Associates, Inc. as financial advisors to the Committee. The Company recorded a charge of $1.5 million during the second quarter for financial and advisory costs incurred for the disposition of one of its groups.

Anticipating the upcoming strains on the Company's cash flow stemming from the project cost overruns and restructuring charges, management has sought additional sources of financing. As discussed below, the Company has received a commitment for the replacement of its existing senior credit facility with a new facility.

The following discussion describes the Company's results of operations for the three and nine months ended September 30, 1998 and 1997. Due to the magnitude of the effect of many of the nonrecurring adjustments described above, many of the analyses that follow have been adjusted to focus on the Company's remaining core operations.


Results of Operations

Gross Revenue (1)

The Company's gross revenue by operating group for the three and nine months ended September 30, 1998 and 1997 is as follows (in millions):

                                                         Three Months Ended September 30      Nine Months Ended September 30
                                                     --------------------------------------------------------------------------
                                                        1998         1997         Change        1998         1997      Change
                                                     ----------- ------------- -------------------------  ----------- ---------
Environment and Facilities Management (EFM)             $ 214.7       $ 216.4      (1%)         $ 553.3      $ 529.1        5%

Engineering and Construction (E&C)                         54.0          92.6     (42%)           282.4        245.0       15%

Consulting                                                 27.4          23.9       15%            79.8         69.9       14%

Other, net                                                (3.6)         (0.7)         -           (5.7)        (4.3)         -
                                                     ----------- -------------               -----------  -----------

                    Total                               $ 292.5        $332.2     (12%)         $ 909.8      $ 839.7        8%
                                                     =========== =============               ===========  ===========

(1) Gross revenue represents services provided to customers with whom the Company has a primary contractual relationship. Included in gross revenue are costs of certain services subcontracted to third parties and other reimbursable direct project costs such as materials procured by the Company on behalf of its customers.

The reasons for the fluctuations in the Group results during the periods presented are as follows:

Environment and Facilities Management Group (EFM)

 .    a decrease of $8.4 million and an increase of $16.3 million in revenue, for the three and nine months respectively, from the Rocky Flats contract performed by Kaiser-Hill (primarily reflecting the timing of major subcontract work performed in 1998 versus the same periods 1997)

 .    an increase of $7.4 million and $8.6 million for the three and nine months, respectively, generated on environmental restoration contracts with the federal government

Engineers & Constructors Group (E&C)

 .    a reduction of $35.0 million and $6.1 million for the three and nine months, respectively, in revenue recognized on the Nitric Acid projects (partially reflective of the decreasing volume of activity on the projects as they near completion and partially reflective of the reversal of over-recognized revenue as a result of the additional losses now estimated at completion.)

 .    a reduction of $7.4 million and $2.2 million in revenue, for the three and nine months, respectively, generated by the Company's Australia and Asian activities. The three month decline was largely due to the winding down of certain large projects during the third quarter of 1998. The effects of these decreases on operating income, however, were offset as the region secured a major new joint venture project, the results of which are only reflected in the Company's service revenue. The decrease for the nine months ended September 30, 1998 was largely due to negative impacts of foreign currency translation fluctuations

 .    an increase of $13.4 million and $77.9 million in revenue for the three and nine months, respectively, generated by the Company's new construction subsidiary, ICF Kaiser Advanced Technology, Inc. (formerly ICT Spectrum), acquired effective January 1, 1998

 .    a decrease of $6.5 million and $14.5 million for the three and nine months, respectively, resulting from completing contracts for a major U.S. industrial client

 .    other net decreases of $7.3 million (or 8% of the comparable 1997 gross revenue base) and $11.6 million (or 5% of the comparable prior-year revenue base) on the timing of other E&C contract activities

 .    an increase of $4.2 million in revenue generated primarily from direct materials procured for the Nova Hut steel mini-mill contract in the Czech Republic during the third quarter of 1998 and a decrease of $6.1 million in revenue for the nine months ended September 30, 1998 primarily due to an adjustment to reduce revenue by $5.7 million to more closely reflect the actual percentage complete with the project as of September 30, 1998.

Consulting Group
 .    increases of $3.5 million (or 15%) and $9.9 million (or 14%) in revenue for the three and nine months, respectively, generated by the Company's consulting activities. Growth was experienced in all of the Groups' business lines.

 .    The Group's headcount and labor base have grown by more than 16% during the nine months ended September 30, 1998 in order to respond to growth experienced in contract awards.

Service Revenue (1)
---------------

The Company's service revenue by operating group for the three and nine months ended September 30, 1998 and 1997 is as follows (in millions):


                                                  Three Months Ended September 30               Nine Months Ended September 30
                                             ------------------------------------------   ------------------------------------------

                                               1998     (2)      1997    (2)    Change      1998     (2)     1997     (2)    Change
                                             -------- ------- -------- ------- --------   -------- ------- -------- ------- --------

Environment and Facilities Management (EFM)   $ 50.1    23%   $  60.2    28%      -17%    $ 146.8    27%   $ 168.5    32%      -13%

Engineering and Construction (E&C)              11.4    21%      36.9    40%      -69%       47.1    17%     105.6    43%      -55%

Consulting                                      21.8    80%      18.6    78%       17%       62.6    78%      54.5    78%       15%

Equity in income of joint ventures
    and affiliated companies                     2.6    -         0.7    -        271%        5.1    -         1.6    -        219%

Other, net                                      (3.4)   -        (0.3)   -         -         (5.9)   -        (0.5)   -
                                             --------         --------                    --------         --------
                                              $ 82.5    28%   $ 116.1    35%      -29%    $ 255.7    28%   $ 329.7    39%      -22%
                                             ========         ========                    ========         ========
Adjusted for all effects of the
    Nitric Acid projects                      $ 88.2    28%   $ 115.9    37%      -24%    $ 296.2    34%   $ 324.5    40%       -9%
                                             ========         ========                    ========         ========
Adjusted for the effects of acquisitions
   and the Nitric Acid projects               $ 86.1    29%   $ 115.9    37%      -26%    $ 289.1    36%   $ 324.5    40%      -11%
                                             ========         ========                    ========         ========

(1) Service revenue is derived by deducting the costs of subcontracted services and materials from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies.

(2) This column reflects each operating group's service revenue as a percentage of its gross revenue.

Service revenue decreased by $33.6 million and $74.0 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The majority of the decreases were due to the $17.2 million and $57.2 million loss reserves, respectively, established primarily to cover estimated cost overruns on the Nitric Acid Projects and also for revised profit margin estimates at completion on other large fixed price projects. Although management believes that adequate provision for loss reserves and profit estimates for these fixed-price contracts has been reflected in the financial statements, no assurance can be given that the full amount of the claims will be realized or that the loss provision is entirely adequate.

Service revenue from the Rocky Flats contract decreased by $9.4 million and $17.9 million for the three and nine months respectively, as compared to 1997. This decrease is attributable to Kaiser-Hill's continuing strategy to subcontract more of the overall contract tasks and to emphasize its primary role as the overall services integrator on the Rocky Flats contract. Because the contract primarily reimburses Kaiser-Hill for its actual costs incurred plus an incentive fee on performance-based completion milestones, the shift from direct labor to subcontracted costs has no impact to Kaiser-Hill's actual profitability. As with all contracts involving incentive-based fee arrangements, the Company estimates the amount of fee it believes it will earn and recognizes revenue equal to the estimated fee percentage multiplied by the base of costs on which the fee is incurred. During the third quarter of 1998, the Company determined that Kaiser-Hill was not going to earn the same level of fee as in 1997, and accordingly adjusted the fee revenue down to the revised estimate. This resulted in a decrease to Kaiser-Hill's third quarter operating income (before exclusion of the minority interest) by approximately $2.0 million.

The service revenue decreases discussed above were somewhat offset by $2.1 million and $7.1 million increases for the three and nine months, respectively, in service revenue generated by the 1998 acquisition of ICF Kaiser Advanced Technology. Increases for both the three- and nine-month periods in service revenue from the Consulting Group paralleled the increases in the related gross revenue. Equity in income from joint ventures and affiliated companies increased by $1.9 million and $3.5 million, for the three and nine months respectively, due primarily to a joint venture contract awarded in late 1997 for an alumina refinery expansion project in Australia. Additional declines in service revenue of $7.3 million and $9.6 million for the three and nine months, respectively are attributable to lower levels being generated by the Nova Hut contract for the comparable 1998 periods as the contract has moved into a phase that is more subcontractor and material intensive.

Service revenue as a percentage of gross revenue decreased to 28% for both the three and nine months ended September 30, 1998, respectively, compared to 35% and 39% for the same periods in 1997. The decrease is largely attributable to the results of the Nitric Acid Projects as well as the reserve for related contract overruns. In addition to the $17.2 million and $57.2 million reserve for project overruns, the projects generated gross revenue of $30.9 million during the nine months ended September 30, 1998, without generating any service revenue as a result of the projected losses at completion. Additionally, ICF Kaiser Advanced Technology's 9% service revenue margins are significantly lower than the percentage for the remainder of the Company. The general construction management nature of ICF Kaiser Advanced Technology's business involves the subcontracting of major portions of most prime contracts. As a result, service revenue as a percentage of gross revenue for the Company as a whole will likely decrease in the future to the extent this business grows.

In March 1998, the Company entered into a $187 million maximum price contract for the construction of a ship construction facility. The Company subsequently learned that the costs used by the Company and the customer as the basis for negotiation of the contract were approximately $30 million lower than the estimated actual costs to perform the contract as reflected in proposed actual subcontracts. After learning this, the Company advised the customer that it was not required to perform the contract in accordance with its terms. Negotiations with the customer resulted in an interim agreement under which both parties reserved their rights and, on a day-to-day basis, the Company continued to execute certain transitional on-site activities. The customer terminated the interim agreement with the Company effective August 14, 1998. In October 1998, the customer presented an initial draft of a claim request to the Company requesting payment for its perceived damages and entitlements pursuant to the terminated contract. The Company and the customer are currently discussing the customer's draft claim. Given the negotiation status, no provision for any losses on this contract have been included in the Company's financial results to date as management does not believe that it has sufficient information at this time to reasonably estimate the outcome of the negotiations.

Operating Expenses
------------------

To analyze operating expenses as a percentage of service revenue, shown below, service revenue has been adjusted to exclude the effects of the Nitric Acid Projects, as well as the other contract loss provisions, for all periods presented.


                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                     --------------------         --------------------
                                                       1998        1997             1998        1997
                                                     --------    --------         --------    --------
Service Revenue (1)                                      100%        100%             100%        100%
Operating Expenses
      Direct labor and fringe benefits                    67%         67%              67%         68%
      Group overhead (2)                                  24%         20%              22%         20%
      Corporate general and administrative (3)             6%          5%               5%          5%
      Depreciation and amortization                        2%          2%               2%          2%
                                                     --------    --------         --------    --------
Operating Income (4)                                       1%          6%               4%          5%
                                                     ========    ========         ========    ========


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

(4) Operating Income as presented here excludes the effects of the severance and restructuring and unusual charges recorded during the third quarter of 1998.

The acquisition of ICF Kaiser Advanced Technology added direct labor and fringe benefits expense of $1.5 million and $4.6 million during the three and nine months ended September 30, 1998, respectively. Apart from acquired direct labor growth, other direct labor spending decreased by $12.7 million (or 16%) and $18.1 million (or 8%), respectively, during the three and nine months ended September 30, 1998 compared to 1997 levels. This reduction is due primarily to decreases incurred by Kaiser-Hill of $6.8 million (17% reduction) and $15.1 million (14% reduction), respectively. These reductions reflect Kaiser-Hill's actions in using more subcontractors to execute work on the Rocky Flats contract. These reductions offset the increases in subcontractor costs as evidenced in the direct labor as a percent of service revenue in the 1998 periods remaining consistent with those levels incurred in the 1997 periods.

Group overhead increased by $0.5 million, or 2%, and $4.0 million, or 6%, during the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The 1998 group overhead increase reflects the inclusion of $0.5 million and $1.5 million in general and administrative costs incurred by ICF Kaiser Advanced Technology during the three and nine month periods, respectively; a $0.7 million charge in the first quarter of 1998 to establish reserves for contingencies; and lastly, a combination of other increases in marketing and administrative expenses which were not incurred at similar levels during the same three and nine month periods in 1997. Group overhead is likely to continue to increase in the near term as the Company invests in areas designed to improve existing project controls and contracting processes as discussed below.

Corporate general and administrative expense increased by $0.3 million, or 5%, and decreased $0.8 million, or 5%, during the three and nine months ended September 30, 1998, respectively compared to the same periods in 1997. These changes resulted in corporate general and administrative expense maintaining an approximate 5% of total service revenue (service revenue as adjusted for the effects of the Nitric Acid Projects and other contract loss provisions) for all financial statement periods presented.

This new management team believes it can reduce the Company's current annual overhead and general and administrative cost structures by $10 million and has begun execution of its cost reduction plan. The Company recognized an unusual charge for office realignment and discontinued business areas of $7.7 million and a charge for severance costs and other restructuring of $7.9 million during the three months ended September 30, 1998.

Interest Expense
----------------

Interest expense increased $0.9 million, or 21%, and $1.5 million, or 11%, during the three and nine months ended September 30, 1998 compared to the same periods in 1997. Included in interest expense during the first and third quarters of 1997 were reductions of $0.4 million and $0.6 million, respectively, reflecting recoveries from the favorable resolution of a foreign income tax matter. Apart from this non-recurring interest credit, interest expense has increased due to net increases in outstanding cash borrowings from the Company's revolving credit facility. Average balances outstanding on the revolving credit facility totaled $19.5 million and $7.1 million, respectively during the three months ended September 30, 1998 and 1997. For the nine month periods then ended, the average revolver balances were $12.0 million and $4.5 million, respectively.

Income Tax Expense
------------------

The Company did not recognize any tax benefits on the operating losses generated during the three months ended September 30, 1998. During the three months ended June 30, 1998, the Company recognized an additional deferred tax asset of $18.1 million, primarily as a result of the losses recognized for cost overruns to be incurred on certain fixed-price contract overruns. The Company has not recorded any additional valuation allowance against the net deferred tax assets carried on the balance sheet at September 30, 1998 totaling $33.0 million. Management believes that through the combination of expected levels of pretax operating earnings (brought about, in part, by the restructuring plan described above) and a tax-planning strategy, that would, if necessary, accelerate taxable amounts, it will be able to utilize the balance of deferred tax assets. As permitted by Statement of Financial Accounting Standard No. 109 - Accounting for Income Taxes, tax-planning strategies are alternatives that can be used to provide evidence of the likelihood of future taxable income for purposes of evaluating the necessity of establishing valuation reserves against balances of deferred tax assets. The Company's tax-planning strategy involves the disposition of the Consulting Group operations for consideration that could result in taxable income sufficient enough to utilize a significant portion of the deferred tax assets. Additionally, the strategy would provide for the proceeds from the sale of the Group to be used to reduce outstanding debt and thereby lower interest costs. In the event that this tax-planning strategy is abandoned, and in the event the Company is not able to demonstrate a reasonable likelihood of sustaining operating profits in the near term, the Company's ability to fully utilize the deferred tax assets could be reduced significantly and a valuation allowance against the asset would have to be recognized in the financial statements as a charge to income.

Cumulative Effect of Accounting Change
--------------------------------------

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position 98-5 - Reporting on the Costs of Start-Up Activities (SOP 98-5). The SOP requires costs of organization and start-up activities to be expensed as incurred. Initial application of the SOP should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, Accounting Changes. The Company adopted the Statement effective April 1, 1998 and recognized a charge of $6 million, net of tax, as the cumulative effect of the adoption. The Company's quarterly amortization expense will likely be reduced by approximately $350,000, not including increases for new fixed asset additions, etc., for each of the next several quarters because the cumulative charge included balances for items that had been amortizing.

Operating Outlook
-----------------

Given the significant amount and nature of many of the nonrecurring adjustments included in the year-to-date financial statements, management believes that a more indicative comparison of the nine month 1998 and 1997 results should reflect the "pro forma" adjustments described in the notes below. The following table presents such comparative results for the nine months ended September 30, 1998 and 1997:


                                                      Nine months ended                              Nine months ended
                                                     September 30, 1998                             September 30, 1997
                                         -------------------------------------------     ------------------------------------------
                                            Reported     Adjustments     Pro Forma         Reported    Adjustments      Pro Forma
                                         -------------   -----------    ------------     ------------  -----------     ------------
Gross Revenue                             $   909,796     $   3,540  1)  $  913,336       $  839,716    $ (44,880) 3)   $  794,836
  Subcontract and direct material costs      (601,951)                     (601,951)        (511,606)      38,631  3)     (472,975)
  Provision for contract losses               (57,210)       57,210  2)         -                -                             -
  Equity in income of joint ventures                                            -                                              -
      and affiliated companies                  5,066                         5,066            1,552                         1,552
                                         -------------   -----------    ------------     ------------  -----------     ------------
Service Revenue                               255,701        60,750         316,451          329,662       (6,249)         323,413

Operating Expenses (Loss)
  Direct labor and fringe benefits            206,651                       206,651          220,200         (324) 4)      219,876
  Group overhead                               68,009                        68,009           64,029         (570) 4)       63,459
  Corporate general and administrative         16,273                        16,273           17,055                        17,055
  Depreciation and amortization                 6,693                         6,693            7,197                         7,197
  Severance and restructuring                   9,407        (9,407) 2)         -                -                             -
   Unusual charges                              7,672        (7,672) 2)         -                -                             -
                                         -------------   -----------    ------------     ------------  -----------     ------------
Operating Income (Loss)                       (59,004)       77,829          18,825           21,181       (5,355)          15,826
                                         =============   ===========    ============     ============  ===========     ============

Notes to pro forma adjustments:

1) To adjust for effects of revised earnings estimates of Nova Nut steel mini-mill contract.
2)   To adjust for the effects of the unusual charges
3) To adjust for the effects of revised earnings estimates of Nova Hut steel mini-mill contract and to exclude the unadjusted amounts recognized from the Nitric Acid contracts.
4) To adjust for the effects of the operations deemed discontinued during 1998.

Adjusting the third quarter and nine month financial results to exclude the effects of all of the significant and unusual charges discussed above, and assuming that the Company could recognize future income tax deductions for operating losses it incurs, the net income results for the quarter and the nine months ended September 30, 1998 would have approximated a loss of $0.11 and $0.24 per share, respectively. As a result of the losses generated this year however, the Company does not intend to recognize income tax benefits from its operating losses and also expects its results from recurring operations to not be better than a loss of $0.25 per share for the last quarter of 1998. In addition, significant uncertainties still remain on various project and contract matters. No estimates for resolution of additional contingencies beyond those charges discussed above have been included in this operating outlook. Lastly, the Company also expects to recognize an extraordinary charge of approximately $1.0 million prior to the end of 1998 to expense the unamortized fees incurred in securing its existing revolving line of credit, and all related amendments, that it plans to replace with a new line. Beginning in 1999, management expects the benefits of its restructuring, profit improvement, and cost reduction plans to be realized progressively over several quarters.


Liquidity and Capital Resources

During the three and nine months ended September 30, 1998, cash and cash equivalents decreased $5.4 million and $16.9 million, respectively to $2.2 million. Operating activities through September 30, 1998 used $35.3 million in cash (including $9.1 million in a semiannual interest payment made on June 30), investing activities provided $3.3 million in cash, and financing activities provided $15.3 million in cash. The effect of foreign currency exchange rate fluctuations also decreased the September 30 cash balance by $0.3 million.

Operating Activities
--------------------

The Company's cash flow from operations used $35.3 million during the nine months ended September 30, 1998. A significant portion of the cash went to fund the cost overruns incurred on the Nitric Acid Projects. Additional decreases were due to the use of previously paid milestone-based payment provisions, growth on government contracts that require the Company to pay subcontractors prior to billing the federal government customer, and to unanticipated delays in the timing of significant cash receipts from several large customers.

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

Other uses of cash for investing purposes continue to consist of outlays for fixed assets, primarily software, computers, and consulting expenditures necessary to complete the Company's implementation of a new financial system by the end of 1999.

Financing Activities
--------------------

Net activity in revolving credit facility borrowings added $16.5 million in cash while payments for distributions of income to minority interests made in the nine months ended September 30, 1998 used $1.5 million in cash. As of September 30, 1998, the Company had $20.5 million in cash borrowings, $25.6 million of performance letters of credit outstanding, and $4.5 million of additional credit available under the credit facility based on the amount of eligible receivables. The revolving credit facility contains a $25 million limit on cash borrowings. During the third quarter of 1998, the Company added ICF Kaiser Advanced Technology as a Subsidiary Guarantor on its revolving credit facility. This addition increased the amount of eligible receivables against which the Company may borrow. Lastly, the receivables purchase facility used by Kaiser-Hill, which was scheduled to expire on June 30, 1998, was renewed for another twelve months.

Liquidity and Capital Resources Outlook
---------------------------------------

As a result of the significant charges recognized during the second and third quarters, the Company was not in compliance either as of June 30 or September 30, 1998 with certain financial covenants set forth in its revolving credit facility. The Company has requested an amendment to allow the Company to be in compliance with reestablished covenants, and the Banks have continued to permit the Company to borrow and obtain letters of credit pursuant to the revolving credit facility while the Company's amendment request is being considered. At September 30, the Company had $20.5 million in cash borrowings and $25.6 million in stand-by letters of credit outstanding. As of November 13, 1998, the Banks had not declared any Events of Default pursuant to the terms of the facility. Accordingly, the total amount of outstanding cash borrowings from the revolver as of September 30, 1998 was classified as long-term debt on the balance sheet. On November 13, 1998, the outstanding cash balance of $25.0 million equaled the limit of the amount of cash borrowings available.

During the third quarter, however, it became clear to management that, given the further slippage on several of the large fixed-price project uncertainties (see
Note 6 - Contingencies), necessary charges for a realignment of the Company's E&C Group including severance, office realignment and other discontinued business areas, the Banks might not be willing to provide the additional working capital projected necessary to effect a turnaround. Accordingly, management considered the need for and the possibility of securing alternate financing.

Management has received a commitment for the replacement of its existing senior credit facility with a new facility, similar to the Bank revolving line of credit, that would provide for a credit line, for both cash borrowings and letters of credit, of up to $60 million. The Company expects the new facility to be in place by mid-December, 1998. The replacement facility would increase the percentage of eligible accounts receivable acceptable for collateral purposes and increase the limit on cash borrowings from $25 million to $60 million less any outstanding letters of credit. Upon closing of a new facility, the Company would immediately terminate the former Bank revolving credit facility and repay any outstanding borrowings.

Management expects that the cost overruns discussed above for the Nitric Acid Projects will require significant cash outlays over the next six to eight months. Assuming that alternate revolving credit becomes available to the Company, management believes that projected levels of cash flows (including the potential for claims recoveries) and the availability of financing, including borrowings under the more flexible revolving credit facility, will be adequate to fund the losses, as well as projected levels of ongoing operations, including interest costs. The additional borrowings and uses of cash from previously unutilized sources, including foreign sources, will increase the Company's cost of capital.

In addition to the cash requirements of the Company's daily operations, a semiannual interest payment of $9.1 million is due on December 31, 1998 for the Series B Senior Notes and Senior Subordinated Notes. Assuming that more flexible revolving credit becomes available to the Company, the Company presently intends to be able to meet the interest obligation with either operating cash flows or borrowings under a new revolving credit facility. The expectation to meet the interest payment is contingent upon, among other things, the Company's ability to close on the alternative revolving credit facility and the Company's ability to contain the cash flows of the project losses. If and when circumstances permit, the Company would consider redeeming the Series B Senior Notes and the Senior Subordinated Notes, both due in 2003, which, at the earliest, can be called on December 31, 1998.

Impact of Year 2000

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

The Company has a formal plan to address the Year 2000 issue. The plan has defined roles and responsibilities, target dates, and a detailed budget. The plan also incorporates the use of outside consultants. The series of detailed steps in the plan are similar to those developed by most companies to assess and mitigate the problem. Each series of detailed steps will be performed on each of four major risk areas the Company has identified to be areas of concern. Those areas are 1) date-sensitive software applications used to run the core business;
2) the hardware (and software utilized in therein) used internally to run the core business - such as desk-top applications, communications networks, and physical plant issues; 3) software that the Company has either developed and sold to customers or software or embedded technology that the Company has procured from a third party and resold to a customer; and lastly 4) software used by the Company's significant vendors or subcontractors that could disrupt the flow of the Company's activities in the event that this software malfunctions.

In part because of the Year 2000 issue and the inability for the Company's mainframe computer based software applications to operate properly with a four-digit date field, and in part because of the Company's needs for effective, economic and efficient project management information and financial accounting tools, the Company is replacing its main project and financial accounting software application. The costs of the new software, external consultants, and the internal cost of implementation labor will be capitalized and amortized over a period of ten years. The total cost of this specific aspect of the Year 2000 project is estimated to be less than $2.0 million. Other nonrecurring costs associated with the historical archival, as well as the need to replace embedded technology in items such as telephone switches and certain desk-top software, as well as the costs to execute all other aspects of the Company's Year 2000 plan, are estimated not to exceed $1.0 million. The Company will expense the majority of such costs.

Although a true risk assessment process will need to be continually updated and actual results will not be known until after the beginning of the year 2000, the Company's plan provides for all major risk-mitigation activities to be completed at various times during the second half of 1999. At this time, the Company has not developed a "worst case" scenario or an overall year 2000 contingency plan but will do so when management believes such plans are warranted. Management believes that the majority of the risks to its mission-critical business operations are within the Company's control and ability to address. Since sufficient time and resources remain to address the issues that are most critical to the Company's regular operations, management believes that it will not need to devise contingency plans for items 1), 2) and 3) above (see "Forward-Looking Information" below). However, as it relates to item 4), our major suppliers, the Company will continue to assess the vendors' commitment to readiness and will devise contingency plans in the event significant risk to a disruption of service to the Company is not being adequately mitigated. In addition, the Company will work closely with its major customers to determine their state of readiness in order to devise proper contingency plans to provide for the payment of Company invoices in the event the customers' systems do not initially function properly.

Impact of New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued FASB Statement No. 131 - Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way that public business enterprises report information about operating segments and requires that public enterprises report selected information about operating segments in interim financial reports. The Statement is effective for fiscal years beginning after December 15, 1997 and does not require application in interim financial statements in the initial year of adoption. Accordingly, the Company will adopt the Statement as part of its financial statements for the year ended December 31, 1998 and will not include segment disclosures in its 1998 interim financial statements.

In February 1998, the Financial Accounting Standards Board issued FASB Statement No. 132 - Employers' Disclosures about Pensions and Other Post-retirement Benefits. The Statement revised employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The Statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the disclosure requirements in its financial statements for the year ended December 31, 1998.

The Company's adoption of Statement of Position 98-5 effective April 1, 1998 is discussed in detail on page 23.

In October 1998, the Financial Accounting Standards Board issued FASB Statement No. 133 - accounting for Derivative Instruments and Hedging Activities. The Statement, applicable for fiscal quarters beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments at fair value then account for changes in the fair value. The Company does not currently enter into derivative instruments or hedge activity at the current time and accordingly will continue to evaluate whether this Statement will need to be adopted at some time in the future.


Forward-looking Statements and Certain Factors Affecting ICF Kaiser and its Businesses

From time to time, certain disclosures in reports and statements released by the Company, or statements made by its officers or directors, will be forward-looking in nature. These forward-looking statements may contain information related to the Company's intent, belief, or expectation with respect to contract awards and performance, potential acquisitions and joint ventures, cost cutting measures and Year 2000 readiness. In addition, these forward-looking statements contain a number of factual assumptions made by the Company regarding, among other things, future economic, competitive, and market conditions. Because the accurate prediction of any future facts or conditions may be difficult and involve the assessment of events beyond the Company's control, actual results may differ materially from those expressed or implied in such forward-looking statements.

The Company is availing itself of the safe harbor provisions provided in the Private Securities Litigation Reform Act of 1995 by cautioning readers that the forward-looking statements which use words such as the Company "anticipates," "expects," "estimates," and "believes" are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. These forward-looking statements may be contained in the Company's federal securities laws filings or in written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts, and others. Any such written or oral forward-looking statements should be considered in context with the risk factors discussed below:

         -- the Company may not be able to maintain existing contracts at their current levels and may not be able to realize the increased contract performance levels that it is assuming it will achieve under certain of these existing contracts. The Company is involved in a number of fixed price contracts under which the Company may benefit from cost savings, but if certain pricing and performance assumptions prove inaccurate, unrecoverable cost overruns can occur in addition to those already provided for.

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

         -- the Company may not be able to recognize the level of savings expected from its cost-cutting measures and cost control improvements.


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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The exhibits filed as part of this report are listed below:

No. 3(aa)               Amended Articles of Incorporation of ICF Kaiser Advanced
                        Technology, Inc.
No. 3(bb)               Amended Bylaws of ICF Kaiser Advanced Technology, Inc.
                        (as amended through August 8, 1998)
No. 4(a)(7)             Seventh Supplemental Indenture dated as of
                        August 13, 1998
No. 4(g)(2)             Second Supplemental Indenture dated as of
                        August 13, 1998
No. 10(oo)              Employment Agreement dated as of August 27, 1998, with
                        Keith M. Price, the Registrant's President and Chief
                        Operating Officer
No. 27                  Financial Data Schedule

         (b)      Reports on Form 8-K

         None

                                  Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ICF KAISER INTERNATIONAL, INC.
                                  (Registrant)
Date: November 16, 1998

                                  /s/ Timothy P. O'Connor
                                  -----------------------
                                  Timothy P. O'Connor

                                  Senior Vice President and Acting Chief
                                  Financial Officer
                                  (Duly authorized officer and principal
                                  financial officer)