Form 10-K
period 1998-12-31
ICF KAISER INTERNATIONAL INC
filed 1999-04-15
CIK 856200

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   Form 10-K
                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                  For the fiscal year ended December 31, 1998
                          Commission File No. 1-12248

                               ----------------

                        ICF KAISER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                             54-1437073
     (State or other                                      (I.R.S. Employer
     jurisdiction of                                     Identification No.)
    incorporation or
      organization)


                      9300 Lee Highway, Fairfax, Virginia
                   (Address of principal executive offices)

                                  22031-1207
                                  (Zip Code)

      Registrant's telephone number, including area code: (703) 934-3600

                  Name of each exchange on which registered:
                            New York Stock Exchange

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

      Yes     No.  X

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

  The aggregate market value of Common Stock held by non-affiliates of the registrant was $14.5 million based on the New York Stock Exchange Composite Tape closing price of $0.75 on March 31, 1999.

  On March 31, 1999, there were 24,270,978 shares of Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

  ICF Kaiser International, Inc., through its operating subsidiaries, is one of the nation's largest engineering, construction, program management, and consulting services companies. In 1998, the Company's Environment and Facilities Management (EFM), ICF Kaiser Engineers and Constructors (E&C), and Consulting Groups provided fully integrated services in the public and private sectors in a variety of areas, including the environment, infrastructure, transportation, industry, energy, information technology, housing, economic development, and microelectronics markets. In 1999, the Company sold certain of its assets and, as a result, ceased certain of its operations. The "Company" or "ICF Kaiser" in this Report refers to ICF Kaiser International, Inc. and/or any of its consolidated subsidiaries.

  In the second half of 1998, the Board of Directors formed a Special Committee to consider strategic alternatives for the Company. The Committee was formed in response to strains brought about by cost overruns associated with certain Nitric Acid Projects. The Special Committee engaged a financial advisor and, with its assistance, evaluated various opportunities available to the Company, including the sale of one or more of the Company's operating groups.

  In March 1999, the Company entered into an agreement pursuant to which it agreed to sell the majority of its active contracts, and to transfer certain personnel--all related to its EFM Group--to The IT Group, Inc. of Monroeville, Pennsylvania, for proceeds of $82 million, less $8 million retained by The IT Group, Inc. for working capital. The sale closed on April 9, 1999. The Company retained the net working capital assets of the EFM Group and its 50% ownership interest in Kaiser-Hill Company, LLC, the entity that serves as the integrating management contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado.

  Also in March 1999, the Company signed a letter of intent to sell its Consulting Group to certain members of that Group's current management and CM Equity Partners, L.P. (CMEP), an equity investment firm based in New York City, for aggregate consideration of approximately $75 million. As of the date of this Annual Report Form 10-K, the Company expects the sale to be completed by mid-1999.

  Upon completion of the Consulting Group sale, management will focus on efforts to realign and restructure its remaining operations, largely the E&C operations, to return the Company to profitability. The E&C Group has performed a mixture of public- and private-sector engineering and construction work since the inception of its predecessor, Kaiser Engineers, in 1914.

  Unless otherwise noted, all discussions contained in this Report reflect the historical business operations of the Company during 1998 and prior. Specifically, the Company's financial information included in this Report does not give effect to the transactions discussed above or any other events that have occurred since December 31, 1998.

  Certain financial data as of and for the years ended December 31 is as follows:

                                                 1998        1997       1996
                                              ----------  ---------- ----------
                                                       (in thousands)
Gross revenue................................ $1,210,421  $1,108,116 $1,248,443
Service revenue.............................. $  345,462  $  426,086 $  532,116
Operating income (loss)...................... $  (78,361) $   18,069 $   21,180
Assets....................................... $  419,836  $  399,288 $  365,973

  Most of the Company's contract backlog is related to public- and private-sector engineering and construction projects that span from one to five years. The Company ended 1998 with $3.2 billion in contract backlog. The backlog of the EFM and Consulting Groups totaled $658 million and $540 million, respectively, at December 31, 1998. The Company expects to work off 42% of the $2 billion backlog of the E&C Group and

Kaiser-Hill. The reduction from $4.1 billion at December 31, 1997 is due primarily to the completion of another year of the Kaiser-Hill Rocky Flats contract, resulting in the conversion of approximately $632.6 million of the 1997 backlog into revenue in 1998. Exclusive of the Rocky Flats backlog at December 31, 1998, the Company's backlog decreased by 5.8% from December 31, 1997.

  The Company's headquarters is located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600. The Company's four regional headquarters are located as follows:

Western United States  Eastern United States Asia/Pacific             Europe/Africa/Middle East
---------------------  --------------------- ------------             -------------------------
2101
 Webster
 Street                 Gateway View Plaza   Q.V. 1 Building,          Regal House,
Suite
 1000                   1600 West Carson St  George's Terrace,         London Road,
Oakland,
 CA                     Pittsburgh, PA       Perth, WA 6000 Australia  Twickenham, Middlesex,
94612-
 3060                   15219                61-89-366-5366            TW1-3QQ, England
(510)
 419-
 6000                   (412) 497-2000                                 44-181-892-4433

Other domestic offices include Tempe, Arizona; Los Angeles, Sacramento, San Diego, San Rafael, and Sherman Oaks, California; Mystic, Connecticut; Golden, Colorado; Washington, DC; Brooksville, Ft. Lauderdale, Jacksonville, Lake City, Miami, Orlando, Ruskin, and Tampa, Florida; Atlanta, Georgia; Boise, Idaho; Ashland and Hawesville, Kentucky; Ruston, Louisiana; Baltimore, Beltsville and Lexington Park, Maryland; Boston, Massachusetts; Kansas City, Missouri; Albuquerque, New Mexico; New York City; Greensboro and Research Triangle Park, North Carolina; Middletown, Pennsylvania; Baytown and Houston, Texas; Lehi and Ogden, Utah; Richmond, Virginia; and Seattle, Washington. The Company's other international offices include Brisbane and Sydney, Australia; Toronto, Ontario, Canada; Ostrava and Prague, Czech Republic; Paris, France; Hong Kong; Budapest, Hungary; Mexico City, Mexico; Rio de Janeiro, Brazil; Manila, the Philippines; Lisbon, Portugal; Moscow, Russia; and Istanbul, Turkey. Before the sale of its Environment and Facilities Management Group, the Company also had offices at Sacramento, California; Lakewood, Colorado; Titusville, Florida; Savannah, Georgia; Chicago, Illinois; Edgewood and Hollywood, Maryland; Las Vegas, Nevada; Iselin and Mount Arlington, New Jersey; Los Alamos and Santa Fe, New Mexico; Albany and Tonawanda, New York; Greensboro, North Carolina; and Richland, Washington.

  ICF Kaiser International, Inc. is a Delaware corporation incorporated in 1987 under the name American Capital and Research Corporation. It is the successor to ICF Incorporated, a nationwide consulting firm organized in 1969. In 1988, the Company acquired the Kaiser Engineers business, which dates from 1914. As of March 31, 1999, ICF Kaiser had 4,854 employees. Following the completion of the EFM sale on April 9, 1999, there were 583 fewer employees.

Overview of Markets Served by the Company

  Environmental. In the environmental market in 1998, the Company provided services in connection with the remediation of hazardous and radioactive waste, waste minimization and disposal, risk assessment, global warming and acid rain, alternative fuels, and clean up of harbors and waterways. Demand for ICF Kaiser's environmental services was driven by a number of factors, including the need to restore contaminated sites formerly used for weapons production or military bases; the need to comply with federal, state, and municipal environmental regulation and enforcement regarding the quality of the environment; the need to bring aging production facilities into compliance with current environmental regulations; the need to minimize waste generation on an ongoing basis; and the need to reduce or forestall liability associated with pollution-related injury and damage. In addition, there is a growing international market arising from the increased awareness of the need for additional and/or initial environmental regulations, studies, and remediation.

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

  Significant environmental laws have been enacted in the United States in response to public concern about the environment. These laws and the implementing regulations affected nearly every industrial activity, and efforts to comply with the requirements of these laws, create demand for the Company's services. The principal federal legislation that has created a substantial market for the Company, and therefore has the most significant effect on the Company's business, includes the following: The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) of 1980, as amended by the Superfund Amendments and Reauthorization Act (SARA) of 1986, established the Superfund program to clean up existing, often abandoned, hazardous waste sites and provides for penalties and punitive damages for noncompliance with U.S. Environmental Protection Agency (EPA) orders. The Resource Conservation and Recovery Act (RCRA) of 1976, as amended by the Hazardous and Solid Waste Amendments of 1984 (HSWA), provides a comprehensive scheme for the regulation of hazardous waste from the time of generation to its ultimate disposal (and sometimes thereafter), as well as the regulation of persons engaged in the treatment, storage, and disposal of hazardous waste. The Clean Air Act as amended in 1970 empowered EPA to establish and enforce National Ambient Air Quality Standards, National Emission Standards for Hazardous Air Pollutants, and limits on the emission of various pollutants. The 1990 amendments to the Clean Air Act substantially increased the number of sources emitting a regulated air pollutant which will be required to obtain an operating permit; the amendments also address the issues of acid rain and ozone protection. The Clean Water Act of 1972, originally the Federal Water Pollution Control Act of 1948, established a system of standards, permits, and enforcement procedures for the discharge of pollutants to surface water from industrial, municipal, and other wastewater sources. The Toxic Substance Control Act, enacted in 1976, established requirements for identifying and controlling toxic chemical hazards to human health and the environment.

  Infrastructure and Transportation. Both the domestic and international infrastructure and transportation markets are driven by the need to maintain and expand ports, roads, highways, rail and bus systems, bridges, people movers, airports, and water resource facilities. Increasingly, environmental concerns, such as wastewater treatment and the reduction of automotive air pollutant emissions, have become a driving force behind new infrastructure and transportation initiatives. These markets primarily are funded by government dollars, although the private sector is seeking an increased role, particularly in international projects where there is a critical need for infrastructure and transportation projects because of the population growth of major cities.

  Industry. The industry market in a modern, global economy provides the base for the production of industrial metals and chemicals. This market is driven by the need to maintain and retrofit existing plants, to build new facilities such as those required for the burgeoning microelectronics industry, to replace aging production capacity with newer, more efficient and more environmentally responsible facilities, and to reduce costs, improve quality, and enhance competitiveness. Basic industrial materials include iron, steel, alumina/aluminum, chemicals, and copper.

  Other Markets. Traditionally DOD has maintained most of its own facilities and performed its own facility activities, but it is now in the process of transferring many of these responsibilities to private contractors and private owners. The "privatization" market has been created by the government's selling an asset or revenue stream--such as military housing and electric, water, and wastewater utilities on a military base--to a private company, which is then responsible for maintenance and operation. The "outsourcing" market has been created by private contractors' taking over site activities currently conducted by government, often military, personnel. The information technology market is driven by the increasing need for software and software tools to manage such diverse activities as financial management, accounting, and reporting capabilities; forecasting wholesale power pricing by independent and electric bulk power marketers; energy-use patterns; and energy use, billing, and monitoring.

Business Groups

  During the fiscal year ended December 31, 1998, the Company was organized into three business groups: Environment and Facilities Management (EFM); ICF Kaiser Engineers and Constructors (E&C); and Consulting. Please refer to the Company's consolidated financial statements for information concerning the historical financial performance of each of these Groups. In April 1999, the Company sold certain assets related to its EFM Group. See above. Following is a description of each business group's activities.

 Environment and Facilities Management (EFM)

  Before the sale of the EFM Group, the Company's largest single contract was managed by the EFM Group and performed through Kaiser-Hill Company, LLC, a limited liability company owned equally by the Company and CH2M Hill Companies, Ltd. (Kaiser-Hill). After the EFM sale, the Company retained its 50% ownership of Kaiser-Hill. In 1995, Kaiser-Hill won DOE's Performance Based Integrating Management contract at DOE's Rocky Flats Environmental Technology Site near Denver, Colorado. Rocky Flats is a former DOE nuclear weapons-production facility, and under the five-year contract, Kaiser-Hill is working to stabilize and safely store more than 14 tons of plutonium at the site, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public.

  The EFM Group oversaw major program management and technical support contracts for U.S. government agencies, particularly DOE and DOD. Examples of the Group's projects in 1998 include providing technical support for environmental restoration projects at certain of DOE's former weapons production facilities; conducting hazardous, toxic, and radioactive waste cleanups for the U.S. Army under two Total Environmental Restoration Contracts
(TERC); and providing technical and analytical support to the EPA Superfund, RCRA, and other environmental programs. Another focus of this Group was to provide support to DOD's privatization and outsourcing initiatives. As part of a joint venture, the group provided facilities management support to NASA and the U.S. Air Force at the Kennedy Space Center and nearby rocket launch sites under a $2.2 billion contract.

  Under the multi-year TERC contracts, the EFM Group provided environmental restoration services to the U.S. Army Corps of Engineers (USACE) at federal installations in California, Arizona, Nevada, and Utah (USACE South Pacific Division) and in the Eastern Atlantic states encompassing USACE's Baltimore, Maryland, District. The services provided under the TERCs include remedial investigation and feasibility studies of contaminated sites and performing remedial action and site cleanup activities. The Group also provided environmental services to USACE, Savannah (Georgia) District, under several contracts, including a contract to support the Corps' South Atlantic Division. Tasks performed by the Group under this contract include site assessments, risk assessments, remedial investigations, feasibility studies, remedial design, and construction support at sites throughout the Savannah District, especially at the Milan Army Ammunition Plant in Tennessee. Under a similar contract with the U.S. Army Environmental Center, the Group provided a full range of technical support for site investigation and remediation projects at Aberdeen Proving Ground and other Army facilities. Under contracts with DOE, the Group also conducted environmental restoration and cleanup activities at DOE's Los Alamos National Laboratory in New Mexico and provided support services for major projects at DOE's Hanford Site in Richland, Washington.

  The Environment and Facilities Management Group was responsible for all of the Company's environmental services to private-sector businesses, including compliance planning, audits, and permitting; risk assessment, site investigations, and feasibility studies; remedial design, construction, and construction management; operation and maintenance of remedial systems; decontamination and decommissioning of facilities; and community relations, Clean Air Act strategies, and expert witness support. Private-sector environmental clients include chemical plants; aerospace manufacturers; iron, steel, and aluminum producers; oil and gas refineries; pharmaceutical companies; the communications industry; and heavy industrial manufacturers. Representative projects included providing remedial design, procurement, and construction management services for a Superfund site remediation project; and engineering and specification development for an in-situ groundwater remediation system at a paint manufacturing facility in Maryland.

ICF Kaiser Engineers and Constructors (E&C)

  All of the E&C Group's markets are global in nature, and the Group provides engineering, procurement, construction, program management, and consulting services in numerous technology sectors through companies managed and staffed by local professionals in Australia, Brazil, the Czech Republic, England, France, the Philippines, Portugal, Taiwan, Turkey, and the United States, as well as through project offices throughout the world. To capitalize on international opportunities while minimizing its business development risks, the Group has established international business relationships through joint ventures, marketing agreements, and direct equity investments.

  Industry Services. The E&C Group's engineering, procurement, construction, project management, and consulting services to the industrial market involve work with the iron, steel, alumina/aluminum, copper, and other minerals and metals industries, as well as chemicals and heavy manufacturing. Current projects include detailed design engineering, procurement, and construction management for the expansion of an alumina refinery in Western Australia; engineering and design services for an aluminum smelter expansion project in the Midwestern United States; and upgrades for coke manufacturing operations at a major steelmill in China.

  The Group assists clients in private industry by providing the engineering, construction, and program management skills needed to maintain and retrofit existing plants and replace aging production capacity with newer, more environmentally responsible facilities. A very significant international industrial project is a mini-mill project for Nova Hut, a.s., an integrated steel maker based in the Ostrava region of the Czech Republic. In March 1996, ICF Kaiser was awarded a contract to provide turnkey engineering and construction of the first phase of a facility that will receive liquid steel from Nova Hut's existing steelmaking facilities. The facility will include a ladle metallurgy furnace and a single-strand dual slab caster. ICF Kaiser also is responsible for site development and related infrastructure. The successful startup in late 1997 included preliminary acceptance of the first phase of the facility by the owners, as well as production of steel ahead of schedule. Under a second-phase contract awarded in 1997, the E&C Group is installing an equalizing furnace, a reversing two-stand steckel mill, and associated facilities. It is expected that the second phase will be completed in late 1999.

  Infrastructure Services. The E&C Group provided engineering and construction management services to build rail and bus systems, highways and bridges, airports, high-speed rail, peoplemovers, and water resources projects in domestic and international markets. Infrastructure funding at the federal, state, and local levels is expected to increase in 1999, which will provide opportunity for growth in the Group's infrastructure services business. The Group currently is active in major U.S. metropolitan areas, providing planning, design, construction management, and program management services in Seattle (light rail project), San Francisco (commuter rail system renovation), and Orlando (light rail initiative).

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

  The major ports of many of the world's cities have serious water pollution problems, and the E&C Group is helping to improve the condition of many harbors and waterways. In its largest harbor project, the Group continues as the construction manager of the cleanup of Boston Harbor, one of the largest environmental projects in the country, under a contract extension that runs through 2002. Since the inception of the project in 1988, the Group has served as its construction manager and currently manages construction workers, engineers, architects, and support personnel working to construct a wastewater treatment plant on Deer Island in Boston Harbor,

Massachusetts. The Group also is providing construction management services for the construction of the Walnut Hill Water Treatment Facility for the metropolitan Boston area. In Brazil, the E&C Group is providing program management services for the construction of sanitation and wastewater systems for communities surrounding Guanabara Bay.

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

  In March 1999, the Company signed a letter of intent to sell its Consulting Group to certain members of that Group's current management and CM Equity Partners, L.P. (CMEP), an equity investment firm based in New York City, for aggregate consideration of approximately $75 million. The Company expects the sale to be completed by mid-1999.

  Energy. This line of business supports the development of corporate and technical plans for managing power resources and energy projects (including transmission and distribution, power generation, and customer service), provides economic assessments of short- and long-term market conditions for various fuels, and provides expert support in litigation and regulatory proceedings. The Consulting Group assists its customers in identifying market opportunities, commercializing new technologies, and developing public policy; it links energy markets with energy technology.

  Environmental. This line of business assists customers in developing plans and policies, evaluating options for managing environmental responsibilities in the most cost-effective manner, and identifying and employing the best available technologies and practices. The Group has special expertise in such areas as industrial and municipal waste management, air pollution control, chemical accident prevention, and groundwater and drinking water management. The Consulting Group also provides technical and regulatory support to EPA's Office of Solid Waste, focusing on human health and ecological risk assessment and waste characterization.

  Global environmental issues are also a particular area of focus within the Consulting Group. The Consulting Group works with U.S., international, and private-sector organizations that fund global environmental work and has been actively involved in supporting international environmental treaties. Working on global change issues for EPA for 16 years, the Company supports the EPA's Global Change Division, providing services related to the reduction of methane and other greenhouse gases.

  Transportation. Transportation-related capabilities include an in-depth working knowledge of the legislative and policy issues facing the transportation industry; broad modeling and economic analytical capabilities that evaluate the full range of economic and policy trade-offs inherent in transportation decisions; and extensive planning and mission support experience with multinational and government organizations that operate in transportation-related areas throughout the globe.

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

  Information Management. The Group assists clients in developing decision support systems that facilitate the collection and use of information to track performance, identify opportunities, and improve decision making.

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

  Contract Structure. The Company's consolidated subsidiaries operate under a number of different types of contract structures with its private- and public-sector clients, the most common of which are Cost Plus and Fixed Price. Under Cost-Plus contracts, the Company's costs are reimbursed with a fee (either fixed or percentage of cost) and/or an incentive or award fee offered to provide inducement for effective project management. A variation of Cost Plus contracts are time-and-materials contracts under which the Company is paid at a specified fixed hourly rate for direct labor hours worked. Under Fixed-Price contracts, the Company is paid a predetermined amount for all services provided as detailed in the design and performance specifications agreed to at the project's inception, and under which the Company retains more performance risk than under Cost-Plus contracts. While these Fixed-Price contracts can result in higher profit margins, they also can be costly if the Company experiences cost overruns that are not recoverable from the client.

 Customers

  The Company's domestic clients include DOE and other federal departments and agencies; major corporations in the energy, transportation, chemical, steel, aluminum, mining, and manufacturing industries; utilities; and a variety of state and local government agencies throughout the United States. DOE accounted for approximately 54% of the Company's consolidated gross revenue for the year ended December 31, 1998, approximately 56% for the year ended December 31, 1997, and approximately 69% for the year ended December 31, 1996.

  The Company's international clients include both private firms and foreign government agencies. For the years ended December 31, 1998, 1997, and 1996, foreign clients accounted for approximately 10.1%, 14.2%, and 5.8% of the Company's consolidated gross revenue, respectively. For information concerning gross revenue, operating income, and identifiable assets of the Company's business by geographic area, see Note 12 to the consolidated financial statements.

 Backlog

  Backlog refers to the aggregate amount of gross contract revenue remaining to be earned pursuant to signed contracts extending beyond one year. The Company ended 1998 with $3.2 billion in contract backlog. The backlog of the EFM and Consulting Groups totaled $658 million and $540 million, respectively, at December 31, 1998. The Company expects to work off 42% of the $2 billion backlog. The reduction from $4.1 billion at December 31, 1997 is due primarily to the completion of another year of the Kaiser-Hill Rocky Flats contract, resulting in the conversion of approximately $632.6 million of the 1997 backlog into revenue in 1998. Exclusive of the Rocky Flats backlog at December 31, 1998, the Company's backlog decreased by 5.6% from December 31, 1997. Because of the nature of its contracts, the Company does not calculate the amount or timing of service revenue that might be earned pursuant to these contracts. The Company believes that backlog is not a predictor of future gross or service revenue.

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

  Because some of the Company's consolidated subsidiaries provide the federal government with nuclear energy and defense-related services, these subsidiaries and a substantial number of their employees are required to have and maintain security clearances from the federal government. These subsidiaries and their employees have been able to obtain these security clearances in the past, and the Company has no reason to believe that there would be any problems in this area in the future; however, there can be no assurance that the required security clearances will be obtained and maintained in the future. Because of its nuclear energy and defense-related services, the Company is subject to foreign ownership, control, and influence
(FOCI) regulations imposed by the federal government and designed to prevent the release of classified information to contractors who are under foreign control or influence. FOCI issues arise particularly in connection with foreign ownership of the Company's Common Stock, foreign bank participation in the Company's credit line, and increased foreign sources of the Company's gross revenue. The Company has implemented procedures designed to insulate such subsidiaries from any FOCI that might affect the Company. There can be no assurance that such measures will prevent FOCI policies from affecting the ability of the Company's subsidiaries to secure and maintain certain types of federal government contracts.

 Employees

  As of March 31, 1999, ICF Kaiser had 4,854 employees, and the Company believes that its relations with its employees are good. Following the completion of the EFM sale on April 9, 1999, there were 583 fewer employees. Of the total remaining employees, 1,763 persons are employed at Kaiser-Hill's Rocky Flats site in Colorado. A total of 1,357 of the Rocky Flats employees are represented by the United Steelworkers of America, Local 8031; almost all of the union employees are contracted out to other companies working at Rocky Flats. The Company believes that its relations with the union are good.

Item 2. Properties

  The Company's operations are conducted in leased facilities or in facilities provided by the federal government or other clients. The Company's headquarters is located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600. The Company's regional headquarters and other offices are listed on page 2 of this Report. Because the Company's operations generally do not require the maintenance of unique facilities, suitable office space is available for lease in all of the geographic areas currently served. The

Company believes that adequate space to conduct its operations will be available for the foreseeable future. For information concerning an investment by the Company in the Fairfax, Virginia, land and buildings where the Company's headquarters are located, see Notes 4 and 9 to the consolidated financial statements.

Item 3. Legal Proceedings

  In the course of the Company's normal business activities, various claims or charges have been asserted and litigation commenced against the Company arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, an adequate reserve has been provided for final judgments, if any, in excess of insurance coverage, that might be rendered against the Company in such litigation. See Item 1-- "General Information about the Company--Potential Environmental Liability" and "Government Regulation," Item 7--"Other Items," and Note 13 to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders--None

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Since September 14, 1993, the Common Stock has traded on the New York Stock Exchange (NYSE) under the symbol "ICF". At March 31, 1999, there were 1,501 shareholders of record. On March 31, 1999, the closing price of the Common Stock as reported by the NYSE was $0.75. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the NYSE:

                                                            Common Stock Price
                                                            -------------------
                                                              High       Low
                                                            --------- ---------
Year Ended December 31, 1997
  First Quarter............................................ $   2.625 $   1.875
  Second Quarter...........................................     2.750     1.875
  Third Quarter............................................     2.875     2.125
  Fourth Quarter...........................................     2.813     2.000
Year Ended December 31, 1998
  First Quarter............................................ $   3.000 $   2.063
  Second Quarter...........................................     3.063     2.188
  Third Quarter............................................     2.313     1.125
  Fourth Quarter...........................................     1.813     1.188

  The Company's Transfer Agent and Registrar is EquiServe, First Chicago Trust Division (formerly First Chicago Trust Company of New York), P.O. Box 2536, Jersey City, NJ 07303-2536. The Shareholder Relations telephone number is
(201) 324-0498, and the First Chicago Web site address is http://www.fctc.com.

  The Company has never paid cash dividends on its Common Stock. The Board of Directors anticipates that no cash dividends will be paid on its Common Stock for the foreseeable future and that the Company's earnings will be retained for use in the business.

  The Board of Directors determines the Company's Common Stock dividend policy based on the Company's results of operations, payment of dividends on preferred stock, financial condition, capital requirements, and other circumstances. The Company's debt agreements currently do not permit dividends to be paid on its capital stock. See Note 6 to the consolidated financial statements.

Item 6. Selected Financial Data

  The selected consolidated financial data of the Company for the years ended December 31, 1998, 1997, and 1996, the ten months ended December 31, 1995, and the year ended February 28, 1995, have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 1998, financial statements.

                     Selected Consolidated Financial Data
                     (in thousands, except per share data)

                                                                                   Ten
                                                                                  Months    Year
                                                                                  Ended    Ended
                                                                                 December February
                                                  Year Ended December 31,          31,      28,
                                                 1998        1997        1996      1995     1995
                                              ----------  ----------  ---------- -------- --------
Statement of Operations Data:
Gross revenue...............................  $1,210,421  $1,108,116  $1,248,443 $916,744 $861,518
Service revenue(1)..........................     345,462     426,086     532,116  425,896  459,786
Operating income (loss).....................     (78,361)     18,069      21,180   17,505   13,688
Income (loss) before income taxes, minority
 interest, and extraordinary item and
 cumulative effect of accounting change.....     (97,101)      2,561      14,484    6,303    1,239
Net income (loss) before extraordinary item
 and cumulative effect of accounting
 change.....................................     (93,442)     (4,987)      5,834    2,252   (1,661)
Basic and Diluted Earnings (Loss) Per Share:
 Before extraordinary item and cumulative
 effect of accounting change................  $    (3.87) $    (0.22) $     0.17 $   0.02 $  (0.18)
 Extraordinary item.........................       (0.05)        --          --       --       --
 Cumulative effect of accounting change, net
 of tax.....................................       (0.25)        --          --       --       --
                                              ----------  ----------  ---------- -------- --------
  Total.....................................  $    (4.17) $    (0.22) $     0.17 $   0.02 $  (0.18)
                                              ==========  ==========  ========== ======== ========
Weighted average common shares outstanding--
 basic......................................      24,092      22,382      22,035   21,132   20,957
Weighted average common shares outstanding--
 diluted....................................      24,092      22,382      22,057   21,606   20,957
Balance Sheet Data (end of period):
Total assets................................  $  429,053  $  399,288  $  369,462 $370,179 $281,422
Working capital.............................       2,289      91,121     113,898   84,589   91,640
Long-term liabilities.......................     147,152     145,590     161,951  125,818  133,130
Redeemable preferred stock..................                     --          --    19,787   19,617
Shareholders' equity (deficit)..............     (63,118)     27,327      34,892   28,427   27,624

--------
(1) Service revenue is derived by deducting the costs of subcontracted services and direct project costs from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Complications resulting from difficulties in executing several large fixed price contracts involving the construction of plants to produce nitric acid (the Nitric Acid Projects) caused the Company to recognize provisions for total contract cost overruns totaling $66.0 million in 1998. A significant amount of management's activities in 1998 were focused on responding to the myriad of ramifications stemming from the substantial loss. As discussed in the following overview, management has now addressed the predominant issues related to completing the Nitric Acid Projects and financing the related cost overruns.

  Initially, the Company believed that it would incur cost overruns on only one of the four Nitric Acid Projects being performed by the Company's Engineers & Constructors (E&C) Group. Accordingly, as of December 1997, it reversed all profit previously recognized on that specific project. However, as time passed and as progress was made toward completion of all of the contracts, it became apparent that the other contracts would incur sizeable cost overruns as well. The Company's inability to control effectively many conditions surrounding the projects--including issues involving subcontractor productivity, reengineering work, customer demands and changes in project management--paired with other inherent difficulties in large project cost estimation processes, resulted in the Company's recording cost overrun charges of $40.0 million, $7.0 million, and $19.0 million in the second, third, and fourth quarters of 1998, respectively. On April 15, 1999, the last plant began initial operations and the other three plants were operating and producing nitric acid above contract-specific minimums. The Company entered into settlement arrangements with several of the Nitric Acid Project customers and subcontractors in order to minimize the remaining uncertainties associated with these projects and to enable the Company to make a reasonable determination of completion estimates. The Company will also continue to pursue claims recoveries against certain subcontractors but has not included any estimate for recoveries in the total recorded $66.0 million cost overrun.

  The Company performed extensive reviews and analyses aimed at identifying the causes of the Nitric Acid Project problems in an effort to mitigate the risk of similar problems occurring in the future. Partly as a result of these reviews, the Company recognized an additional charge totaling $10.2 million to reflect the adjustment of the earned progress to date on several other large fixed-price projects as well as to provide for reasonable estimates of reserves for certain risks associated with those projects.

  In anticipation of the cash flow and liquidity issues that likely would result from the Nitric Acid Project cost overruns and intentions for restructuring actions, in the latter part of 1998, management began to seek additional sources of financing. Additionally, in the second half of 1998, the Board of Directors formed a Special Committee to consider strategic alternatives for the Company. The Special Committee retained a financial advisor to assist with the potential sale of a portion(s) of the Company. The Special Committee and senior management have since been focused on completing both processes, i.e., securing and preserving the short-term financing and the simultaneous sale of corporate operating assets.

  In December 1998, the Company secured an alternate revolving line of credit, which provided access to increased working capital. However, continued erosion on the Nitric Acid Projects, combined with growth in the Company's federal government business areas, soon pushed the Company to maximum available borrowing levels. Since December 1998, the Company has had to amend the revolver, resulting in cash borrowing and letter of credit access up to an aggregate of $30 million with a requirement to provide $10 million in cash collateral for existing letters of credit and an accelerated expiration date of June 30, 1999. Additionally the Company has had to extend the average age of its vendor obligations and carefully manage all cash disbursement activity. The payment delays to trade creditors may, at least in the short term, have a negative impact upon the Company's current and future ability to generate and secure business opportunities.

  Also in December 1998, the Company received proposals for the purchase of several of its major operating activities. After reviewing recommendations from its financial advisor, the Board of Directors instructed management to enter into negotiations for the sale of the majority of the assets associated with two of its operating groups.

  On March 9, 1999, the Company entered into a definitive asset purchase agreement (the EFM Agreement) with The IT Group, Inc. (IT) for the sale of the Company's Environment and Facilities Management Group (EFM). Pursuant to the terms of the EFM Agreement, on April 9, 1999, the Company sold the majority of the active contracts and investments, and transferred a substantial number of employees to IT for a purchase price of $82 million, less $8 million to be retained by IT for EFM's working capital requirements. IT also acquired the Company's interest in various operating leases for equipment and facilities used by EFM. The Company retained its 50% ownership in Kaiser-Hill.

  In March 1999, the Company also announced its intentions to sell its Consulting Group. On March 8, 1999, a non-binding letter of intent was signed with CM Equity Partners, L.P. (CMEP), an equity investment firm based in New York City, and the Group's management for the sale of the majority of the assets associated with the Consulting Group for $75 million, which is currently expected to be completed by mid-year 1999.

  The cash proceeds from the completed sale of EFM and the pending Consulting Group sale, net of income taxes and transaction costs, and from the liquidation of the remaining EFM assets will be used to pay down the cash borrowings on the Company's revolving line of credit and contribute to resolving existing liquidity constraints. The Company also will continue to pursue the realignment of its capital structure, the continued reductions of its cost structure, and the increased focus on risk mitigation and effective resource allocation, all of which are aimed at improving the profitability of the Company's remaining operations. The Company is committed to implementing proper management controls and the processes necessary to deliver high-quality, profitable projects throughout its operations. A plan that management began implementing late in 1998 provides for the discontinuance of unprofitable market areas, the realignment of staff within the Company to meet current needs, and the reduction of significant overhead costs in light of the divestitures of two of its operating groups. At the inception of the plan's execution in 1998, the Company recognized a $7.7 million charge for the costs of office realignment and discontinuing operations in certain markets and a $9.4 million charge for severance and other restructuring costs. Management expects to complete execution of the plan by June 30, 1999.

  Despite the severe financing constraints experienced by the Company, the Company has continued to secure new projects, including several major contracts. Significant examples include:

  . the third quarter EFM award of a five-year, $1.1 billion contract to a new joint venture among Northrop Grumman, Wackenhut Corporation, and the Company to manage base operations for NASA and the U.S. Air Force at Kennedy Space Center, Cape Canaveral Air Station, and several other Air Force bases

  . E&C's award of the $44.0 million follow-on operations and maintenance contract to the Boston Harbor Wastewater Treatment construction project that it performed over the last 11 years.

  . EFM's award of a $9.7 million contract by the Indiana Department of Environment for decontamination and demolition at the former Continental Steel Superfund Site in Kokomo, Indiana.

  . E&C's award of the $25.0 million Walnut Hill Water Treatment contract to provide construction management services for the construction of the largest water-treatment facility in New England to be located in Marlborough, Massachusetts.

  The Company ended 1998 with $3.2 billion in contract backlog. The backlog of the EFM and Consulting Groups totaled $658 million and $540 million, respectively, at December 31, 1998. The Company expects to work off 42% of the $2 billion backlog. The reduction from $4.1 billion at December 31, 1997 is due primarily to the completion of another year of the Kaiser-Hill Rocky Flats contract, resulting in the conversion of approximately $632.6 million of the 1997 backlog into revenue in 1998. Exclusive of the Rocky Flats backlog at December 31, 1998, the Company's backlog decreased by 5.6% from December 31, 1997.

 Results of Operations

  The following discussion describes the Company's results of operations for the years ended December 31, 1998, 1997, and 1996. Due to the magnitude of the effect of many of the nonrecurring adjustments and transactions described above, many of the analyses that follow have been adjusted to focus on the Company's core operations.

  Gross Revenue(1)(2)

  The Company's gross revenue by operating group for each of the years ended December 31 are as follows (in millions):

                                                     1998      1997      1996
                                                   --------  --------  --------
Kaiser-Hill....................................... $  632.6  $  588.7  $  544.0
Engineering and Construction (E&C)................    374.1     337.8     266.8
Environment and Facilities Management (EFM).......    105.3      88.1     355.6
Consulting Group..................................    105.4      93.1      86.9
Eliminations......................................     (7.0)     (0.4)     (4.9)
                                                   --------  --------  --------
  Total........................................... $1,210.4  $1,108.1  $1,248.4
                                                   ========  ========  ========

--------
(1) Gross revenue represents services provided to customers with whom the Company has a primary contractual relationship. Included in gross revenue are costs of certain services subcontracted to third parties and other reimbursable direct project costs such as materials procured by the Company on behalf of its customers.
(2) Certain reclassifications have been made to the prior period information to conform to the current period presentation.

 Kaiser-Hill

  Kaiser-Hill is a 50% owned joint venture between ICF Kaiser International, Inc. and CH2M Hill formed solely to perform the U.S. Department of Energy's Rocky Flats Closure Project awarded in late 1995. The contract is cost-plus incentive fee in nature, accordingly, the changes in gross revenue earned by Kaiser-Hill during the comparable periods are largely reflective of increased levels of reimburseable subcontractor costs being incurred as the contract progress continues.

  Environment and Facilities Management Group (EFM)

  The EFM Group derived revenues primarily from large environmental and facilities management projects with federal government and commercial customers. Fluctuations in the historic annual results above are attributable to:

  . an increase in 1998 gross revenue of $18.3 million and $43.1 million compared to 1997 and 1996, respectively, predominantly from large environmental restoration contracts for the Baltimore and Sacramento districts of the U.S. Army Corps of Engineers, and

  . the termination in September 1996 of the Company's then largest contract, the Hanford contract, which generated $293.4 million in gross revenue that year.

  Engineers & Constructors Group (E&C)

  The E&C Group provides design engineering, procurement, and construction services to domestic and international clients in the industrial, water, transportation and transit, and infrastructure markets. Fluctuations in the historic annual results above are attributable to:

  . the acquisition on March 19, 1998, of ICT Spectrum Constructors, Inc., a construction contractor, based in Boise, Idaho, specializing in construction management of fabrication plants and other facilities for semiconductor and microelectronics customers resulting in $87.2 million in gross revenue from January 1, 1998.

  . a reduction of $22.5 million of revenue recognized in 1998 compared to 1997 from the Nitric Acid Projects, partially reflective of the decreasing volume of activity on the projects as they neared completion and partially of the reversal of revenue as a result of changes in estimates of contract losses at completion and an increase of $39.8 million in 1998 over 1996 earnings, reflective of the start-up phase of several of those projects in late 1996.

  . a reduction of $4.3 million in 1998 revenue compared to 1997 generated by the Company's Australia, and Asian activities. The decline was largely due to the winding down of certain large projects and due to the negative impacts of foreign currency volatility in the region, both during the third quarter of 1998. The effects of these decreases in gross revenue on operating income, however, were offset in 1998 and 1997 as a major new joint venture project was secured and began operating in late 1997, the equity results of which are reflected as a component of the Company's service revenue and not as gross revenue.

  . a decrease of $14.5 million in revenue in 1998 compared to 1997 resulting from the 1997 completion of contracts for a major U.S. industrial client.

  . total gross revenue of $77.8 million, $76.7 million and $27.2 million generated by the Nova Hut steel mini-mill contract in the Czech Republic in 1998, 1997 and 1996, respectively. The increases reflect the contract's inception in 1996 and the ensuing advancement in 1997 and 1998 to stages of the project involving the procurement of significant amounts of subcontracted labor and direct materials. Currently contracted portions of this project are expected to be completed during late 1999.

  . a decrease of $4.0 million was also experienced in 1998 versus 1997 on the Boston Harbor project which progressed toward completion of the more construction-laden phases and into the operations and maintenance phases.

 Consulting Group

  The Consulting Group provides energy, information technology, environmental, economic, and community development consulting services to governmental and commercial clients. The Consulting Group completed 1998 with the highest gross revenue, $105.4 million, and the largest work force, now totaling nearly 750 employees, in its history. The Group's headcount and labor base both grew by 18% during 1998 compared to 1997 and by 13% in 1997 compared to 1996 in response to growth experienced in contract awards. Historically, revenue from the U.S. Environmental Protection Agency (the EPA) represented a majority of the Group's total business. In 1998 and 1997, the percentage of the Group's revenues derived from the EPA represented 45.5% and 49.0% of total Consulting Group revenue, respectively, yet increased by $1.3 million in absolute terms in 1998 over 1997.

  Service Revenue(1)

  The Company's service revenue by operating group for each of the three years ended December 31 is as follows (in millions):

                                                     1998                 1997
                           1998   (2)   1997   (2)  Change   1996   (2)  Change
                          ------  ---  ------  ---  ------  ------  ---  ------
Kaiser-Hill.............  $154.5   24% $167.5   28%   (8)%  $168.0   31%    0%
Environment and
 Facilities Management
 (EFM)..................    52.0   49%   53.8   61%   (3)%   155.4   44%  (65)%
Engineering and
 Construction (E&C).....    55.0   15%  131.8   39%  (58)%   138.2   52%   (5)%
Consulting..............    81.7   77%   71.3   77%   15 %    68.4   79%    5 %
Equity in income of
 joint ventures and
 affiliated companies...     6.0  --      2.3  --    161%      4.0  --    (43)%
Eliminations............    (3.7) --     (0.6) --    --       (1.9) --    --
                          ------       ------               ------
                          $345.5   29% $426.1   38%  (19)%  $532.1   43%  (20)%
                          ======       ======               ======
Adjusted for all effects
 of the Nitric Acid
 projects...............  $412.6   35% $420.7   40%   (2)%  $530.5   43%  (21)%
                          ======       ======               ======
Adjusted for the effects
 of acquisitions and the
 Nitric Acid projects...  $402.9   37% $420.7   40%   (4)%  $530.5   43%  (21)%
                          ======       ======               ======

--------
(1) Service revenue is derived by deducting the costs of subcontracted services and materials from gross revenue and adding the Company's share of the equity in income of unconsolidated joint ventures and affiliated companies.
(2) This column reflects each operating group's service revenue as a percentage of its gross revenue.

  Service revenue decreased by $80.6 million during 1998 compared to 1997. The majority of the decrease was due to the $76.2 million loss reserve established primarily in E&C to cover estimated cost overruns on the Nitric Acid Projects and also for revised profit margin estimates at completion on other large fixed price projects. Although management believes that adequate provision for loss reserves and profit estimates for these fixed-price contracts has been reflected in these results, no assurance can be given that there will be no additional future adjustments.

  Service revenue from the Rocky Flats contract decreased by $13.0 million during 1998 compared to 1997. This decrease is attributable to Kaiser-Hill's continuing strategy to subcontract more of the overall contract tasks and to emphasize its primary role as the overall services integrator on the Rocky Flats contract. Because the contract primarily reimburses Kaiser-Hill for its actual costs incurred plus an incentive fee on performance-based completion milestones, the shift from direct labor to subcontracted costs has no impact to Kaiser-Hill's actual profitability. As with all contracts involving incentive-based fee arrangements, the Company estimates the amount of fees it believes it will earn and recognizes revenue equal to the estimated fee percentage multiplied by the related base of costs. During the third quarter of 1998, the Company determined that Kaiser-Hill was not going to earn the same amount of fees as in 1997, and accordingly adjusted the fee revenue on a cumulative basis down to the revised estimate.

  Decline in service revenue of $9.6 million from the Nova Hut contract compared to 1997 is as a result of progression into a phase of the contract that is subcontractor-intensive and as a result, the Company recognized a $5.7 million negative adjustment in the third quarter of 1998. The revenue adjustment was necessary to reflect earned progress resulting from the loss of a change order modification which was previously considered highly probable of being attained.

  The service revenue decreases discussed above were somewhat offset by $9.7 million of service revenue generated by the 1998 acquisition of ICF Kaiser Advanced Technology. Increases for both periods in service revenue from the Consulting Group paralleled the increases in, and remained a relatively consistent percentage of, that group's gross revenue.

  Equity in income from joint ventures and affiliated companies increased by $3.7 million in 1998 compared to 1997 due primarily to a joint venture contract awarded in late 1997 for an alumina refinery expansion project in Australia. The sale in 1996 of the Company's interest in a pulverized coal injection operation accounted for the 1997 decline in joint venture equity from 1996 of $1.7 million.

  Service revenue as a percentage of gross revenue, adjusted for the effects of the Nitric Acid Projects and acquisitions, decreased to 37% for 1998 compared to 40% for 1997 and 43% for 1996. Kaiser-Hill's service revenue percentage to gross revenue decreased to 24% for 1998 compared to 29% and 31% for 1997 and 1996, respectively. Adjusting service revenue further to exclude the effects of Kaiser-Hill, the percentage to gross revenue increased to 66% for 1998 compared to 63% and 53% for 1997 and 1996, respectively. This increase is largely driven by a migration in the mix of the Company's E&C contracts which are less construction intensive and more professional services oriented compared to recent history.

  Operating Expenses

  The Company's operating expenses as a percentage of service revenue by operating group for each of the years ended December 31 are as follows (in millions):

                                                               1998  1997  1996
                                                               ----  ----  ----
Service Revenue(1)............................................ 100%  100%  100%
Operating Expenses
  Direct labor and fringe benefits............................  68%   68%   71%
  Group overhead(2)...........................................  22%   21%   18%
  Corporate general and administrative (3)....................   6%    5%    5%
  Depreciation and amortization...............................   2%    2%    2%
                                                               ---   ---   ---
Operating Income(4)...........................................   2%    4%    4%
                                                               ===   ===   ===

--------
(1) Service revenue has been adjusted to exclude all of the effects of the Nitric Acid Projects.
(2) Group overhead represents those general and administrative costs incurred by the Company's operating groups for which an indirect benefit is generally not derived by any other operating group.
(3) Corporate general and administrative expenses consist of costs incurred by the Company which provide some indirect benefit to all operating groups.
(4) Operating Income as presented here excludes the effects of the severance and restructuring and unusual charges recorded during 1998.

  The acquisition of ICF Kaiser Advanced Technology in 1998 added direct labor and fringe benefits expense of $5.8 million. Apart from acquired direct labor, other direct labor spending decreased by $12.8 million, or 4%, in 1998 compared to 1997, resulting in total direct labor and fringe benefit expense during 1998 of to $106.7 million. This reduction is due primarily to decreases in Kaiser-Hill's direct labor of $8.0 million and $16.8 compared to 1997 and 1996, respectively. These reductions reflect Kaiser-Hill's migration to using more subcontractors to execute work on the Rocky Flats contract. Another $102.1 million of the 1998 decrease in direct labor from 1996 was due to the loss of EFM's Hanford contract, which terminated in September, 1996.

  Adjusting to exclude the Rocky Flats and the Hanford contracts, the Company's direct labor and fringe benefit costs as a percentage of service revenue were 76.0%, 56.0%, and 50.0% for the fiscal periods ended December 31, 1998, 1997, and 1996 respectively.

  General and administrative, or indirect, expenses are incurred within each of the operating groups and at the corporate level. Total group overhead represents those general and administrative costs incurred by the Company's operating groups for which an indirect benefit is generally not derived by or allocated to any other operating group. Conversely, corporate general and administrative costs are not allocated to group results and consist of expenses incurred by the Company which provide some indirect benefit to all operating groups.

  Group overhead expenses increased by $5.4 million, or 6.0%, during 1998 compared to 1997. The 1998 group overhead increase reflects the inclusion of $3.0 million in general and administrative costs incurred by ICF Kaiser Advanced Technology during 1998, a $0.7 million charge in the first quarter of 1998 to establish reserves for contingencies; and lastly, a combination of other increases in expenses related to marketing, administration, and unbillable technical labor, which were not incurred at similar levels during the same periods in 1997. Group overhead decreased by $9.0 million, or 9.4%, in 1997 compared to 1996 as a result of the Company's cost-reduction initiatives undertaken in late 1996 and 1997. Significant reductions were realized in indirect salaries, facilities expenses, consultants' costs, and amortization expense.

  Corporate general and administrative expense increased by $0.9 million, or 4.0%, in 1998 versus 1997. The positive effects of reductions in corporate general and administrative costs were more than offset by administrative cost increases undertaken for matters that are non-recurring in nature. Specifically, numerous activities were undertaken by management and the Board of Directors in 1998 as a precursor to realigning the Company's unprofitable operations.

  Management believes it can significantly reduce the Company's current annual overhead and general and administrative cost structures and began execution late in 1998 of its cost reduction plan. Also in 1998 the Company recognized a $7.7 million charge for the costs of office realignment and discontinuing operations in certain markets and a $9.4 million charge for severance and other restructuring costs and has presented the charges individually on the Consolidated Statements of Operations.

  Gain on Sale of Investment

  In December 1996, the Company sold the majority of its investment in a pulverized coal injection operation for $16.6 million, resulting in a $9.4 million pretax gain. The buyer exercised an option on January 5, 1998, to purchase the remaining investment for $2.4 million. The Company recognized a total pretax gain on the option of $1.0 million during 1997 as the carrying value of the option was increased to reflect its then current fair market value. The Company's investment in this operation generated $0.8 million and $2.8 million in equity income in 1997 and 1996, respectively.

  Interest Expense

  The Company's average annual outstanding debt and the related average effective interest rates for 1998, 1997, and 1996 were $151.7 million and 13.3%, $140.8 million and 13.0%, and $131.0 million and 13.2%, respectively.

  Interest expense increased by $2.0 million in 1998 compared to 1997, primarily as a result of additional borrowings to fund the Nitric Acid Projects overruns. Interest expense increased $0.9 million in 1997 from 1996, a $1.8 million increase of which was the result of the Company's late 1996 issuance of $15 million in 12% Senior Notes due in 2003. The proceeds from these Senior Notes were used primarily to redeem preferred stock, which carried an annual dividend requirement of $1.95 million. The 1997 increase was then offset partially by a one-time, $0.9 million reduction in interest expense realized from the Company's favorable resolution and reversal of a previously established liability for potential interest costs associated with a foreign income tax matter.

  Interest income is earned on available cash balances generated primarily by Kaiser-Hill and foreign operations. All other cash flows not required for operations are used to pay down outstanding cash borrowings.

 Income Tax Expense

  The income tax provision for all periods presented excludes the minority's interest in Kaiser-Hill's operating income because it is owned partially by another company and is a flow-through entity for income tax purposes.

  In 1998, the Company recognized a tax benefit of $11.4 million on a loss before taxes of $97.1 million. This loss can be used as a future tax benefit totaling $35.1 million; however, due to uncertainty over the ability to realize the entire amount, the Company provided a valuation allowance of $22.4 million against the future benefit. However, management believes that future earnings, including anticipated gains from the sale of portions of the Company's operating assets, will generate sufficient taxable income within the next year to realize the entire net $34.7 million deferred tax asset currently reflected on the balance sheet, in addition to the $22.4 million of benefit currently included in the valuation allowance.

  Other 1998 changes in income tax expense versus 1997 include a $1.8 million foreign income tax expense established for the anticipated repatriation to the U.S. of Australian earnings, used for domestic working capital needs, and a $0.7 million provision for the permanent book-tax difference expected for the redemption of $1.8 million in non-recourse loans to officers and former employees, which were collateralized solely by shares of the Company's common stock. At the inception of the loans, the collateral value exceeded the loans' face value.

  In 1997, the Company recognized a tax benefit of $3.3 million on pre-tax income of $2.6 million primarily as a result of completing a study of historic research and experimental expenditures for certain open tax years, enabling the Company to recognize a benefit for research tax credits of $1.9 million.

  Extraordinary Item

  In December 1998, initial proceeds totaling $25.0 million from the new revolver were used to repay all outstanding amounts from the former revolving credit facility. Accordingly, the Company wrote off the unamortized balance of the capitalized costs related to the original issue of the debt and recognized an extraordinary charge of $1.1 million. The Company did not recognize any income tax benefit associated with this charge

  Cumulative Effect of Accounting Change

  In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position 98-5 Reporting on the Costs of Start-Up Activities (SOP 98-5). The SOP requires costs of organization and start-up activities to be expensed as incurred. The Company elected early adoption of the Statement effective April 1, 1998 and, at that time, reported the cumulative effect of the change as a one-time, non-cash charge of $6.0 million after tax, or $0.25 per share. The Company's amortization expense in 1998 was reduced by $1.6 million because the cumulative charge included balances for items that were previously amortizing.

Liquidity and Capital Resources

  Operating activities: As of December 31, 1998, the Company had funded approximately $40 million of the total estimated $66 million Nitric Acid Project cost overruns. This use of cash was in part offset by the effects on cash balances of increasing the average age of vendor payables, resulting in a total net operating use of cash of $29.4 million in 1998.

  The Company generated significant cash flows from operations during 1997, due in part to increased activity in large commercial projects that had provisions in the contract terms for milestone-based payments which were collected prior to contract performance. Differences in the timing of the cash payments made to suppliers on some of these large projects versus the collection of customer trade receivables also contributed favorably to the 1997 operating cash flows. Cash flows generated from operations in 1996 were impacted favorably by similar timing differences and impacted negatively by the Company's timing of supplier payments made related to the termination of the Hanford contract in late 1996.

  Investing activities: Proceeds totaling $2.4 million and $16.5 million from the December 31, 1996 installment sale of the Company's ownership interest in a pulverized coal injection operation were collected in 1998 and 1997, respectively. Investments, including capitalized labor, were made in 1998 and 1997 totaling $4.5 million and $4.9 million, respectively, for capital purchases. Such investment levels remained relatively consistent with that of recent history and included the implementation costs of new accounting and project management software, which began in 1995 and will continue in various phases throughout 1999. In light of the planned completion of the software project in 1999, which is a critical factor in the Company's Year-2000 readiness plan, and of the sale of two of its operating groups, the Company anticipates reductions in future requirements for purchased capital expenditures.

  With the intent significantly restructuring fixed operating leases for the Company's corporate headquarters, the Company paid $1.5 million on November 12, 1997, for a 40% ownership interest in a limited liability company (the
LLC) that leases the land and owns the buildings leased primarily by the Company for its corporate headquarters. The Company is committed to make additional annual capital contributions to the L.L.C. totaling $600,000 annually during each of the first three years and $700,000 annually during each of the fourth through ninth years of the LLC. The ownership in the LLC will increase to 16% in fixed annual 2.4% increments in each of the eleventh through fifteenth years of the agreement. Transaction costs totaling $1.7 million were capitalized and will be amortized over the estimated 15-year life of the LLC.

  Financing activities: In 1998, the Company realized that it was going to incur significant cost overruns on the Nitric Acid Projects. Due to the significant risks, difficulties and uncertainties involved in estimating the total costs to complete these large fixed price projects, the Company increased the total completed project cost estimates several times in 1998. Given the completion cost uncertainties and the inability to finitely determine the impact of the losses on the Company's liquidity and financing sources, management immediately pursued options for additional financing sources and flexibilities. In addition to seeking a replacement working capital facility, the Company's Board of Directors also began considering and pursuing other strategic alternatives, including, but not limited to, the sale of portions of the Company.

  As a result of the activities, the Company successfully entered into a new revolving credit facility (the Revolver) on December 18, 1998 which offered additional flexibility and access to additional cash borrowings compared to the predecessor revolving facility. The new Revolver provides for cash borrowings and letters of credit up to an aggregate of $60 million. The total available credit is based on a percentage of the Company's eligible billed and unbilled accounts receivable, up to the $60 million maximum. The Company and certain of its subsidiaries, which are guarantors of the Revolver, have granted a security interest in certain accounts receivable and other assets and pledged their respective stock to the lenders. The Revolver limits the payment of cash dividends on common stock, prohibits the issuance of certain types of additional indebtedness, limits certain investments and acquisitions, limits the amount of outstanding letters of credit to $35 million, prohibits the sale of certain assets, and requires the maintenance of specified financial ratios.

  The Revolver contains provisions for prime interest rate borrowings with margins dependent upon the Company's financial operating results, and expires on December 31, 2000. As of December 31, 1998, the Company had $30.7 million in cash borrowings and $26.7 million in letters of credit outstanding under the Revolver. The letters of credit outstanding under the Revolver are in support of contract performance guarantees, primarily on international projects. The weighted average interest rate incurred on revolver borrowings for 1998 and 1997 was 8.9% and 8.5%, respectively. As of December 31, 1998, the Company had $2.6 million of additional credit available from the Revolver.

  Soon after obtaining the Revolver, the Company again increased the estimate of the total Nitric Acid Projects cost overruns by an additional $19 million. This material adverse change to the Company's financial condition triggered a technical event of default pursuant to the Revolver's terms. Apart from the financial effects of this latest increased estimate of the Nitric Acid Project overruns, the Company was in compliance with all other of the Revolver's restrictive financial covenants at December 31, 1998. Subsequent to the event of default, the lender has permitted the Company to borrow and obtain letters of credit pursuant to all other terms of the

Revolver, primarily conditioned on the Revolver provision that proceeds from asset sales be used to repay outstanding cash borrowings. That provision combined with the fact that the Company was actively pursuing the sale of significant operating assets was sufficient assurance for the lenders to continue to permit the use of the facility until such time as an asset sale was completed. On April 9, 1999, the Company completed the sale of its EFM Group (see Note 3 to the Consolidated Financial Statements) and used $36 million of the sale proceeds to extinguish outstanding Revolver cash borrowings. The Company has also received an amendment to the Revolver (the Amended Revolver) providing for cash borrowing and letters of credit up to an aggregate of $30 million. The Amended Revolver will expire on June 30, 1999 and will also require the Company to provide $10.0 million in cash collateral for existing letters of credit.

  The distributions of Kaiser-Hill earnings to the minority interest owner in 1998, 1997, and 1996 totaled $10.3 million, $13.9 million, and $2.4 million, respectively. Kaiser-Hill currently has a $50 million receivables purchase facility to support its working capital requirements. The receivables purchase facility contains certain program fees, specified minimum tangible net worth requirements, and default provisions for delinquent receivables. The receivables purchase facility expires on June 30, 1999, and is non-recourse to Kaiser-Hill's owners. The Company anticipates being able to renegotiate the purchase facility in annual increments beyond the 1999 expiration.

 Liquidity and Capital Resource Outlook

  Management believes that the cash proceeds from the completed EFM sale and the pending Consulting Group sale will yield sufficient short-term liquidity to bridge the Company's financing needs until such time as the Company can secure other longer-term alternatives. Specifically, the cash proceeds from divestitures will be used to retire outstanding cash borrowings from the revolving credit facility, provide required collateral for contract performasnce guarantees, pay overdue vendor obligations and contribute to supporting the future realigned working capital requirements and capital expenditures of the Company's remaining operations including required interest obligations of the Series B Senior and the Senior Subordinated Notes.

  Subsequent to the sale of the EFM and Consulting Groups, however, as well as between the closing dates of the sales, the Company's remaining E&C operations will require access to a revolving credit line containing provisions for access to letters of credit typically required to support certain contract performance obligations. The Company has obtained an amended, $30 million, revolver (the Amended Revolver) from its current lenders through June 30, 1999. The terms of the Amended Revolver include similar restrictive financial covenants as the Revolver and in addition required the Company to collateralize $10.0 million of its total contract performance guarantees which are currently addressed by noncollateralized letters of credit. In the event that access to a replacement revolving line cannot be secured by June 30, 1999, the Company will have to use available cash, generated largely from asset sales: to collateralize its contract performance guarantees.

  In the event the Consulting Group sale is not consummated, the Company believes the cash flows from ongoing operations of the Consulting Group, Kaiser-Hill, and the E&C Group would most likely generate sufficient collateral, in the form of current trade accounts receivable, to adequately support a borrowing base to secure the size of revolving credit line needed to fund short-term borrowing needs of the Company's remaining operations, as well as the letter-of-credit capacity needed primarily by the E&C Group. A factor critical, however, to the Company's success in securing a sufficient and affordable working capital facility in the near term, in all of the above scenarios, is its ability to remove sufficient overhead costs from remaining operations and demonstrate improved operating results. Although management believes it will be able to accomplish these milestones, there can be no assurance that it will be able to do so.

  Regardless of the outcome of the pending Consulting Group sale, over the long term the Company will need to realign its capital structure. Assuming the sale of the Consulting Group is completed, the net proceeds may be used to reinvest in the Company's business, pay down debt on the Amended Revolver or offer to purchase the Company's outstanding Notes. The Company is considering alternatives for the use of the net proceeds of the Consulting group sale and the realignment of its capital structure. These alternatives will include means by which the Company's outstanding debt may be reduced to levels that can be supported by cash flows of the remaining operations.

  The Company will continue to explore options that would provide additional capital for longer-term objectives and operating needs, including the possibility for divestiture of additional operating assets, replacements for the Company's long-term debt, and additional equity infusions.

Other Matters

  Bath Contingency: In March 1998, the Company entered into a $187 million maximum price contract to construct a ship building facility. In May 1998, the Company subsequently learned that estimated costs to perform the contract as reflected in actual proposed subcontracts were approximately $30 million higher than the cost estimates originally used as the basis for contract negotiation between the Company and the customer. After learning this, the Company advised the customer that it was not required to perform the contract in accordance with its terms as a result of a mutual mistake among them in negotiating that contract. In October 1998, the customer presented an initial draft of a claim against the Company requesting payment for estimated damages and entitlements pursuant to the terminated contract. The Company and the customer are currently discussing the customer's draft claim. No provision for loss for this matter has been included in the Company's financial results to date as management does not believe that it has sufficient information at this time to reasonably estimate the outcome of the negotiations.

  Acquisition Contingency: The ICF Kaiser common shares exchanged for the stock of ICT Spectrum in the March, 1998 acquisition, carry the guarantee that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event that the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock with a total value equal to the shortfall, depending upon the Company's preference. Pursuant to the terms of the Agreement, however, the total number of contingently issuable shares of common stock cannot exceed an additional 1.5 million. Given that the quoted fair market value of the stock at December 31, 1998 was $1.44 per share, and that the Company's current debt instruments restrict the amount of cash that can be used for acquisitions, the assumed issuance of an additional 1.5 million shares would not completely extinguish the purchase price contingency. The Company therefore would be required to obtain an amendment to current debt instruments or replace them in order to complete a cash fill-up. Any future distribution of cash or common stock would be recorded as a charge to the Company's paid-in-capital.

  Until the earlier of the contingent purchase price resolution or March 1, 2001, any additional shares assumed to be issued because of shortfalls in fair market value will be included in the Company's diluted earnings per share calculations, unless they are antidilutive. The exchanged shares also contain restrictions preventing their sale prior to March 1, 2001.

  On March 29, 1999, one ex-ICT Spectrum shareholder, individually and on behalf of all others similarly situated, filed a class action lawsuit alleging false and misleading statements made in a private offering memorandum, and otherwise, in connection with the Company's acquisition of ICT Spectrum in 1998.

  Year-2000 Readiness: Similar to many organizations that use computer programs in their operations, the Company is addressing the impact of the Year-2000 issue on its business. The Year-2000 issue is the result of computer programs that were written using two digits rather than four to identify the year in a date field. Although it is possible that certain programs could function if left uncorrected, there is a significant risk that computer programs will recognize any two digit date containing "00" to be referring to the year 1900 rather than the year 2000. This could result in system failures and miscalculations causing disruptions to regular operations.

  The Company has developed and implemented a plan to achieve Year-2000 readiness. The Year-2000 program, led and coordinated at the corporate level, consists of senior management from all Company disciplines, and is being executed and implemented by teams in each of the Company's operating groups throughout the world. The Company has identified the following five areas in which Year-2000 readiness and/or risk assessment are critical operations:

    (1) software applications used by management to run and monitor the business ("Internal Systems");

    (2) the hardware and related software used internally to run the core business--such as desk-top hardware and software applications, communications networks, and systems used in the operation of office facilities ("Hardware, Network, and Facilities Systems");

    (3) software that the Company has either purchased, designed, developed, written, or interfaced, and sold to customers ("Customer Systems");

    (4) software used by the Company's significant vendors or subcontractors that could disrupt the flow of the Company's activities in the event that the system malfunctions ("Vendor Systems"); and

    (5) systems critical to the operations of Kaiser-Hill ("Kaiser-Hill
     Systems").

  Within each category, the Company has identified and assigned criticality priorities to the various systems. Levels of system criticality were defined as those that might have a significant adverse effect to the Company in any of the areas of safety, environmental, legal, financial, and service-delivery capabilities.

  Internal Systems: Management's ongoing assessment of the majority of its Internal Systems began in 1995 and 1996 with the replacement of its main-frame based financial and project management software systems with new client-server applications. The phased conversion to the new systems began in 1996 and will be completed by September 1999. The costs of the new software, external consultants, and the internal cost of implementation labor is being capitalized and amortized over a period of five years. This investment in the new software applications was $1.7 million, $0.9 million, and $2.6 million in 1998, 1997, and 1996, respectively. Depreciation expense related to these investments totaled $1.2 million, $0.9 million and $0.6 million in 1998, 1997, and 1996, respectively. The total remaining costs, excluding internal labor, of this aspect of the Year-2000 project, including nonrecurring costs associated with the historical archival of main-frame-based computer data, is estimated to be less than $1.0 million.

  Hardware, Network and Facilities Systems: The Company has completed the inventory and assessment of these systems and is currently in the replacement mode. Estimated costs of $0.2 million will be incurred to replace these critical systems, primarily including the replacement of embedded technology in items such as telephone switches. The Company will most likely finance the majority of this obligation through operating leases just as it does for the majority of its annual ongoing needs for technology updates for desk-top hardware and software. Accordingly, the charges will be expensed as the lease financing is paid.

  Customer Systems: The Company also is assessing the risk surrounding Year-2000 readiness in its customer systems, i.e. risk that may have been created through the Company's contracts for services in which the Company's professionals wrote and delivered software source code, or procured third party software for modification and/or resale to customers. Based on the service orientations of the Company's business, which historically did not make wide use of computer software applications, management does not anticipate significant contract exposures emanating from the improper functioning of delivered source code that would still be covered under nonexpired contract warranty provisions. There can be no assurances that the Company's customers would be unable to seek such compensation even if the contracts do not provide for it.

  Vendor Systems: The Company is also corresponding with all vendors and subcontractors related to the Vendor Systems that have been identified through reasonable risk assessment techniques as critical to the Company's operations regarding their Year-2000 readiness. Compliance assessment in this area will be ongoing throughout 1999. The Company will devise contingency plans in the event it believes significant risk to a disruption of service to the Company is not being adequately mitigated. Currently, management does not anticipate the need for contingency plans. Of course, the ability of parties to be compensated for monetary or other damages resulting from Year-2000 readiness risks is unknown.

  Kaiser-Hill Systems: Kaiser-Hill also has a Year-2000 readiness program, separate from that of the Company. The United States Department of Energy
(DOE) owns all property and equipment at the Rocky Flats Environmental Technology Site near Denver, Colorado. While DOE bears the Year-2000 risk at Rocky Flats,

Kaiser-Hill manages and uses the DOE property in its execution of the site closure contract. One work element of the Rocky Flats contract requires that Kaiser-Hill plan and execute DOE's Year-2000 readiness activities at the site. Costs incurred by Kaiser-Hill in the execution of the readiness activities are fully reimbursed by the DOE. Additionally, Kaiser-Hill is eligible for performance award fees for attaining certain plan performance milestones, and is succeptible to penalties in the event certain plan milestones are not attained. Total contract expenses incurred by Kaiser-Hill for these Year-2000 activities totaled approximately $17.0 million through 1998. Successful progress on the plan execution to date has resulted in Kaiser-Hill being awarded $0.5 million in performance award fees through March 31, 1999, as well as attaining reductions to the total amount of potential penalties, limiting the remaining potential penalty exposure to $0.5 million.

  Although there can be no guarantee of complete readiness by the beginning of the year 2000, the Company believes each of the business areas described above will be Year-2000 ready or be substantially ready by November 1999 such that further remediation and testing, if any, will not be significant. In the event the Company does not complete its program, or fails to properly identify and modify critical business applications, there may be an interruption to the Company's business that may have a material adverse affect on its business, future financial condition and results of operations. In addition, Year-2000-related disruptions in the general economy may also have a materially adverse effect on the Company's future financial condition and results of operations.

  At this time, the Company has not developed a "worst case" scenario or an overall Year-2000 contingency plan but will do so when, if ever, management believes such plans are warranted. Management believes that the majority of the risks to its critical business operations are within the Company's control and ability to address. (see "Forward-Looking Information" below).

 Market Risk

  The Company does not believe that it has significant exposures to market risk. The majority of its foreign contracts are denominated and executed in the applicable local currency. The interest rate risk associated with the majority of the Company's borrowing activities is fixed, however, a 10% increase or decrease in the average annual prime rate would result in an increase or decrease of .72% multiplied by the weighted-average amount of fluctuating rate borrowings outstanding during a period.

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

  The Company is availing itself of the safe harbor provisions provided in the Private Securities Litigation Reform Act of 1995 by cautioning readers that the forward-looking statements that use words such as the Company "believes," "anticipates," "expects," "estimates," and "believes" are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. These forward-looking statements will be contained in the Company's federal securities laws filings or in written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts, and others. Any such written or oral forward-looking statements should be considered in context with the risk factors discussed below:

  . the Company requires access to a revolving credit line to fund short-term borrowing needs of the Company's total remaining operations, as well as the letter of credit capacity needed primarily by the

   E&C Group. The Company may not be able to generate collateral to support a borrowing base of sufficient size to obtain such credit or may not be able to improve operating results enough, by removing overhead costs or otherwise, to be able to obtain such credit.

  . the Company may be precluded from attaining other satisfactory contract performance guarantee mechanisms, such as performance bonding capabilities.

  . the Company may consider the sale of various operating groups in order to generate liquidity sufficient to meet its obligations. In the event that planned sales of operations cannot be consummated on a timely basis, the Company will need access to other sources of working capital to adequately fund its remaining operations.

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

  . the Company may not be awarded new contracts for which it is competing in its established markets or these awards may be delayed; in addition, the Company may not be able to win contracts in the new markets it is targeting. General economic conditions in the international arena, especially Asia and Latin America, could negatively impact the Company's current international business and its ability to expand in international markets.

  . the Company's EFM and Consulting Groups are very dependent on federal government contracts, which are subject to annual funding approvals and cost audits, and may be terminated at any time, with or without cause; a large number of federal government contracts are included in the Company's contract backlog, which potentially means that not all contract backlog will become future revenue of the Company;

  . the Company may not be able to make acquisitions and or enter into joint ventures, and if made, acquisitions and joint ventures may take more time to contribute favorably to the Company's financial results than was formerly assumed. The Company is highly leveraged and is subject to restrictive covenants that limit its ability to fund potential acquisitions and joint ventures beyond certain levels established in its debt agreements.

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

Item 7.a Quantitative and Qualitative Information about Market Risk

  See "Market Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

  The Financial Statements and Supplementary Data appear on pages F-1 through F-33 and S-1 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The Board of Directors currently consists of the following eight directors.

                                                                  Term to Expire
                                                                  --------------
       Thomas C. Jorling.........................................      1999
       Hazel R. O'Leary..........................................      1999
       Tony Coelho...............................................      2000
       Jarrod M. Cohen...........................................      2000
       James T. Rhodes...........................................      2000
       James O. Edwards..........................................      2001
       Keith M. Price............................................      2001
       Michael E. Tennenbaum.....................................      2001

  Effective July 1, 1998, the Company enlarged the class of directors whose terms expire at the 2000 Annual Meeting of Shareholders and elected Mr. Cohen to fill the resulting vacancy. Mr. Cohen's election was pursuant to a written agreement among the Company and Mr. Cohen.

Directors Whose Terms Expire in 1999

  Thomas C. Jorling, 58, has been Vice President, Environmental Affairs, of International Paper Company since 1994. Mr. Jorling was the Commissioner of the New York State Department of Environmental Conservation from 1987 to 1994. Prior to that, Mr. Jorling was a professor of environmental studies and director of the center for environmental studies at Williams College in Massachusetts. In addition, Mr. Jorling served from 1977 to 1979 as Assistant Administrator for Water and Hazardous Material at the U.S. Environmental Protection Agency. Mr. Jorling has been a Director of ICF Kaiser International, Inc. since 1995. Mr. Jorling graduated from the University of Notre Dame (B.S.), Washington State University (M.S.), and Boston College (LL.B.).

  Hazel R. O'Leary, 60, has been Chairman of the firm of O'Leary Associates, Inc. since she left her position as Secretary of the Department of Energy
(DOE) in January 1997. President Clinton selected Mrs. O'Leary to be the Secretary of Energy in December 1992, and she assumed her duties in January 1993. During her four-year tenure as Secretary, Mrs. O'Leary effectively downsized DOE's number of employees by 27 percent and its budget by $10 billion over five years and focused all of DOE's activities around five areas: science and technology, national security, energy research, environmental quality, and economic productivity. Immediately before her appointment as Secretary of Energy, Mrs. O'Leary was president of the wholly owned natural gas subsidiary of Northern States Power (NSP), a $2 billion diversified utility holding company headquartered in Minneapolis; she had been executive vice president of the holding company from 1989 to 1992. Mrs. O'Leary has over 25 years of experience in sustainable energy policy and large project development. She has been a Director of ICF Kaiser International, Inc. since March 1997. She also currently serves on the Board of Directors of AES Company, the global power company, and on the non-profit Boards of Africare, Morehouse College (Atlanta), and The Keystone Center where she chairs the Energy Policy Group. Mrs. O'Leary graduated from Fisk University (B.A.) and Rutgers University Law School (J.D.).

Directors Whose Terms Expire in 2000

  Tony Coelho, 56, former Congressman and Majority Whip of the U.S. House of Representatives, is a consultant to Tele-Communications, Inc. and Chairman of the Board of International Thoroughbred Breeders, Inc. From October 1995 to September 1997, he served as Chairman and CEO of ETC w/tci, Inc., an education and training technology company. From 1989 to June 1995, Mr. Coelho was a Managing Director of the New York investment banking firm Wertheim Schroder & Company, and from 1990 to June 1995 he also served as President and CEO of Wertheim Schroder Investment Services. Mr. Coelho has been a Director of ICF Kaiser International, Inc. since 1990. In addition, he is a director of Service Corporation International, Cyberonics, Inc., Kistler Aerospace Corporation, AutoLend Group, Inc., and Pinnacle Global Group, Inc. He is also a member of Fleishman-Hillard, Inc.'s international advisory board. Since his appointment by President Clinton in 1994, Mr. Coelho has served as Chairman of the President's Committee on Employment of People with Disabilities.
Mr. Coelho represented California's Central Valley in Congress from 1979 to
1989.

  Jarrod M. Cohen, 32, is the Managing Director of J.M. Cohen and Company since January 1999. He was the Managing Director, head of Proprietary Investing, and head of Risk Management for Cowen and Company from April 1996 to December 1998. Previously, from September 1989 until April 1996, Mr. Cohen was the Portfolio Manager for the Cowen Opportunity Fund and Co-head of Cowen Small Cap Approach. Cowen and Company is one of the Company's significant shareholders. An agreement between Mr. Cohen and the Company is described on page 42 of this Report.

  James T. Rhodes, 57, has been the Chairman and Chief Executive Officer of the Institute of Nuclear Power Operations (INPO) since March 1998. INPO is a nonprofit corporation established by the nuclear utility industry in 1979 to promote the highest levels of safety and reliability in the operation of nuclear electric generating plants. Dr. Rhodes retired as President and Chief Executive Officer of Virginia Power in August 1997. He joined Virginia Power in 1971 as a nuclear physicist and held increasingly responsible positions throughout that company. In 1985 he became senior vice president-power operations and in 1988, senior vice president-finance; in 1989 he was elected President and CEO. Prior to joining Virginia Power, Dr. Rhodes worked as a project engineer in the U.S. Army Nuclear Power Program from 1964 to 1968. Prior to his retirement from Virginia Power, Dr. Rhodes was a director of the Edison Electric Institute, NationsBank, N.A., the Nuclear Energy Institute, the Southeastern Electric Exchange, and Virginia Power. Dr. Rhodes has been a Director of ICF Kaiser International, Inc. since February 1998. Dr. Rhodes graduated from North Carolina State University (B.S.), Catholic University (M.S.), and Purdue University (Ph.D., Atomic Energy Commission Fellow ).

Directors Whose Terms Expire in 2001

  James O. Edwards, 55, was Chairman of the Board and Chief Executive Officer of ICF Kaiser International, Inc. or its predecessors from 1985 to 1998. In 1974, he joined ICF Incorporated, the predecessor of ICF Kaiser International, Inc., and was its Chairman and Chief Executive Officer from 1985 until the 1987 establishment of ICF Kaiser International, Inc. Mr. Edwards graduated from Northwestern University (B.S.I.E.) and Harvard University (M.B.A., High Distinction, George F. Baker Scholar).

  Keith M. Price, 62, has been President and Chief Executive Officer of ICF Kaiser International, Inc. since November 1998. Mr. Price has been a Director of ICF Kaiser International, Inc. since May 1997. He has been a consultant to various U.S. and international engineering and construction companies since 1994. From 1991 to 1994, he was first Managing Director of Transportation Systems and Engineering and then Managing Director of Operations for Transmanche-Link, a joint venture of ten major European contractors that held a contract to design, manufacture, and construct the tunnel transportation for the Chunnel, an $11 billion project that links England to France. Prior to his positions with Transmanche-Link, Mr. Price had a 27-year career with Morrison-Knudsen where he held a number of senior management positions and was a director. Mr. Price graduated from Pepperdine University (M.B.A.). In addition to Mr. Price whose positions with the company and business experience are described above, the names of the Company's other executive officers, who are elected annually, and their ages (as of March 31, 1999), principal corporate positions, and business experience are set forth below.

  Michael E. Tennenbaum, 63, has been the Managing Member of Tennenbaum & Co., LLC since June 1996. Mr. Tennenbaum also is currently the Chief Executive of Tennenbaum Securities, LLC, and he has held this position since May 1997. Previously, from February 1993 until June 1996, Mr. Tennenbaum was a Senior Managing Director of Bear, Stearns & Co., Inc. In addition, Mr. Tennenbaum was previously a member of the Board of Directors of Bear, Stearns & Co., Inc. and also held the position of Vice Chairman, Investment Banking. Mr. Tennenbaum's responsibilities at Bear, Stearns & Co., Inc. included managing the firm's Risk Arbitrage, Investment Research, and Options Departments. Mr. Tennenbaum has served on the Boards of Directors of Arden Group, Inc.; Bear, Stearns & Co., Inc.; Jenny Craig, Inc.; Sun Gro Horticulture, Inc.; and Tosco Corporation. Mr. Tennenbaum graduated from the Georgia Institute of Technology (B.S.I.E.) and Harvard University (M.B.A., with Distinction).

Executive Officers

  Thomas P. Grumbly, 49, has been President of the Environment & Facilities Management Group of ICF Kaiser International, Inc. since January 1, 1998. He joined the Company in April 1997 as President of the Federal Programs Group and was responsible for combining the Company's private environmental practice with its federal programs practice into the E&FM Group in late 1997. From 1996 to April 1997, Mr. Grumbly was Under Secretary of the U.S. Department of Energy; prior to becoming Under Secretary, he was DOE's Assistant Secretary for Environmental Management. Mr. Grumbly graduated from Cornell University (B.A.), University of Toronto (M.A.), and the University of California, Berkeley (Master in Public Policy).

  Sudhakar Kesavan, 44, has been an Executive Vice President of the Company and President of the Company's Consulting Group since December 1996. He has held senior management positions in the Company's Consulting Group since 1983. Prior to joining the Company, Mr. Kesavan worked for the Indian subsidiary of the Royal Dutch/Shell Company. Mr. Kesavan graduated from the Indian Institute of Technology (B. Tech), Indian Institute of Management (P.G.D.M.) and the Massachusetts Institute of Technology. (S.M.).

  Richard A. Leupen, 45, has been President of the Engineers & Constructors Group of ICF Kaiser International, Inc. since August, 1998. He has held senior management positions in the Company's Engineers & Constructors Group since 1995. Prior to joining the Company, Mr. Leupen worked for Protech Pty. Ltd. Mr. Leupen graduated from the University of South Wales in Australia (B.S.).

  Timothy P. O'Connor, 34, has been Senior Vice President and Chief Financial Officer of ICF Kaiser International, Inc. since December 1998. He had been Treasurer of the Company since May 1997. From 1990 until 1995, Mr. O'Connor was employed by Lockheed Martin Corporation of Bethesda, Maryland, where he held a number of financial positions. Prior to that, Mr. O'Connor worked for General Electric Company and Lazard Freres and Co. of New York. Mr. O'Connor, who is a Certified Cash Manager, graduated from the University of Delaware (B.S.).

  Paul Weeks, II, 55, has been Senior Vice President, General Counsel, and Secretary of ICF Kaiser International, Inc. since 1990. He joined ICF Incorporated in May 1987 as its Vice President, General Counsel, and Secretary. From 1973 to 1987 he was employed by Communications Satellite Corporation, where from 1983 to 1987 he was Assistant General Counsel for Corporate Matters. Mr. Weeks graduated from Princeton University (B.S.E.E.) and The National Law Center of George Washington University (J.D.).

Section 16(a) Beneficial Ownership Reporting Compliance

  The U.S. Securities and Exchange Commission (SEC) requires the Company to tell its shareholders when certain persons fail to report their transactions in the Company's equity securities to the SEC on a timely basis. During the fiscal year ended December 31, 1998, Messrs. Rhodes and Cohen failed to timely file an initial report on Form 3 and Mr. Edwards failed to timely file a report on Form 4. All of such filings have since been made. Based upon a review of SEC Forms 3, 4, and 5, and based on representations that no Forms 3, 4, and 5 other than those already filed were required to be filed, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors, and beneficial owners of more than 10% of its equity securities other than the delinquencies disclosed in this paragraph were timely met.

Item 11. Executive Compensation

  The following table shows the compensation received by each person who served as the Company's Chief Executive Officer ("CEO") during fiscal 1998, the four other most highly compensated executive officers of the Company who were serving as of December 31, 1998 and two other most highly compensated executive officers who were no longer serving the Company as of December 31, 1998 (the "Named Executive Officers") for the three years ended December 31, 1998.

                          SUMMARY COMPENSATION TABLE

                                                              Long-term Compensation
                               Annual Compensation                    Awards
                          ------------------------------  ------------------------------
                                                                               (g)
         (a) (b)                                (e)            (f)         Securities        (i)
     Name, Principal        (c)      (d)    Other Annual    Restricted     Underlying     All Other
      Position, and        Salary   Bonus   Compensation  Stock Award(s)     Options     Compensation
      Fiscal Period         ($)     ($)(a)     ($)(a)         ($)(a)         (#)(a)          (c)
     ---------------      -------- -------- ------------  -------------- --------------- ------------
Keith M. Price, Current
 President and CEO(d)
 Fiscal 1998............  $141,347 $ 50,000           (b)           0    200,000 options   $ 52,068

James O. Edwards, Former
 Chairman and CEO(e)
 Fiscal 1998............  $375,006        0    $49,520(b)    $362,600(e)               0   $155,402
 Fiscal 1997............  $386,542        0           (b)           0                  0   $ 15,243
 Fiscal 1996............  $350,000 $175,000           (b)    $ 47,500(e)  40,000 options   $ 13,098

Michael F. Gaffney,
 Executive Vice
 President(f)
 Fiscal 1998............  $250,016        0           (b)           0     40,000 options   $  3,938
 Fiscal 1997............  $239,050 $ 15,000           (b)           0     40,000 options   $ 14,266
 Fiscal 1996............  $197,897 $ 80,000           (b)           0      9,900 options   $ 14,893

Sudhakar Kesavan,
 Executive Vice
 President(g)
 Fiscal 1998............  $274,052 $ 69,656           (b)           0                  0   $  3,031
 Fiscal 1997............  $225,014 $ 27,000           (b)    $ 14,515(g)  50,000 options   $ 12,696
 Fiscal 1996............  $164,492 $ 72,771           (b)    $ 28,538(g)  56,600 options   $ 12,127

Thomas P. Grumbly,
 Executive Vice
 President(h)
 Fiscal 1998............  $257,312        0           (b)           0                  0   $  3,926
 Fiscal 1997............  $163,472 $ 75,000           (b)    $ 14,784(h) 100,000 options   $ 13,453

Richard Leupen,
 Executive Vice
 President(i)
 Fiscal 1998............  $207,357 $146,000           (b)           0    200,000 options   $ 57,514
 Fiscal 1997............  $168,064 $ 80,000           (b)           0                  0   $ 25,151
 Fiscal 1996............  $132,185 $ 12,500           (b)           0                  0   $ 23,732

Marc Tipermas, Former
 President and Chief
 Operating Officer(j)
 Fiscal 1998............  $231,613        0   $142,909(b)           0                  0   $736,857
 Fiscal 1997............  $336,545 $ 50,000   $ 42,593(b)           0                  0   $ 13,989
 Fiscal 1996............  $293,285 $100,000           (b)    $ 28,463(j)  26,400 options   $ 13,800

David Watson, Former
 Executive Vice
 President(k)
 Fiscal 1998............  $239,313        0           (b)    $ 59,850(k)               0   $318,453
 Fiscal 1997............  $275,018 $ 60,000           (b)    $104,832(k)               0   $ 90,662
 Fiscal 1996............  $227,899 $115,000   $  8,376(b)    $ 18,975(k)  94,800 options   $ 29,574

--------
(a) Cash bonuses are reported for the year of service, for which the cash bonus was earned, even if pre-paid or paid in a subsequent year. Restricted stock and options are reported for the year of service for which the stock and/or options were earned, even if the grant date falls in a subsequent fiscal year. No dividends are paid on any shares of restricted stock.

(b) Any amounts shown in the "Other Annual Compensation" column do not include any perquisites or other personal benefits because the aggregate amount of such compensation for each of the Named Executive Officers did not exceed the lesser of (i) $50,000 or (ii) 10% of the combined salary and bonus for the Named Executive Officer for the stated fiscal period. The amount shown in column (e) of the table for Dr. Tipermas for Fiscal 1997 and Mr. Watson for Fiscal 1996 were amounts reimbursed for the payment of taxes.

(c) The Company's 1998 contributions to the Named Executive Officers pursuant to the Company's Retirement Plan will not be determined or made until September 1999. The Company will disclose these contributions for the Named Executive Officers in the Report for the 2000 Annual Meeting of Shareholders if the Named Executive Officer is the CEO or one of the other four most highly compensated executive officers in Fiscal 1999.

(d) Mr. Price was appointed President and CEO of the Company as of August 5, 1998. As a result, the information for Fiscal 1998, represents all compensation paid to or earned by Mr. Price during the five-month period commencing on his hire date through December 31, 1998. On August 27, 1998, Mr. Price entered into an employment agreement with the Company, pursuant to which he is entitled to receive an annual base salary of $375,000 through August 4, 1999, subject to adjustment. For a fuller description of the terms of this agreement, please refer to the discussion under "Certain Relationships and Related Transactions--Current Directors" at page 43 of this Report. The amount in column (a) represents a signing bonus paid to Mr. Price in connection with his agreeing to serve as President and CEO of the Company. The amounts in column (i) of the table for Mr. Price comprise the following:

   Fiscal 1998 $ 1,757 Company match under the Company's Section 401(k) Plan
               $ 3,770 Spouse travel
               $   943 Car allowance
               $45,598 Relocation expenses

(e) Mr. Edwards resigned as Chairman and CEO of the Company effective November 6, 1998. As a result, the information for fiscal 1998, represents all compensation paid to or earned by Mr. Edwards during the eleven months of such year during which the Company employed him, including amounts paid pursuant to Mr. Edwards' severance arrangements with the Company. Mr. Edwards also was paid $49,520 in fiscal 1998 and $49,039 in fiscal 1999 for consulting services. See "Certain Relationships and Related Transactions--Current Directors" at page 42 of this Report. These shares fully vest on November 6, 1999 or, if earlier, on a change of control. For his service in 1998, Mr. Edwards was awarded 200,000 shares of Restricted Stock on November 6, 1998. The closing price of the Company's Common Stock on November 6, 1998 was $1.813. For his service in fiscal 1996, Mr. Edwards was awarded 20,000 shares of Restricted Stock on March 4, 1997. The closing price of the Company's Common Stock on March 4, 1997, was $2.375. As of December 31, 1998, Mr. Edwards owned a total of 220,000 Restricted Shares; the closing price of the Company's Common Stock on December 31, 1998, was $1.438; the aggregate value of these holdings is $316,360. The amounts shown in column (i) of the table for Mr. Edwards comprise the following:

   Fiscal 1998 $  2,545 Spouse travel
               $  2,857 Company match under the Company's Section 401(k) Plan
               $150,000 Severance payments
   Fiscal 1997 $  2,731 Company match under the Company's Section 401(k) Plan
               $ 10,184 Company Retirement Plan Contribution for 1997 made in
                        September 1998
               $  2,328 Spouse travel
   Fiscal 1996 $  9,492 Company Retirement Plan contribution for 1996 made in
                        September 1997
               $  2,731 Company match under the Company's Section 401(k) Plan
               $    875 Imputed income for Company-paid life insurance

(f) Mr. Gaffney resigned from his position effective March 17, 1999. The amounts shown in column (i) of the table for Mr. Gaffney comprise the following:

   Fiscal 1998 $   361 Spouse travel
               $ 3,304 Company match under the Company's Section 401(k) Plan
               $   273 Imputed income for Company-paid life insurance
   Fiscal 1997 $ 3,225 Company match under the Company's Section 401(k) Plan
               $   273 Imputed income for Company-paid life insurance
               $10,184 Company Retirement Plan Contribution for 1997 made in
                       September 1998
               $   584 Spouse travel
   Fiscal 1996 $ 9,492 Company Retirement Plan contribution for 1996 made in
                       September 1997
               $ 3,188 Company match under the Company's Section 401(k) Plan
               $   660 Imputed income for Company-paid life insurance
               $ 1,553 Spouse travel

(g) For his service in fiscal 1997, Mr. Kesavan was awarded 5,400 shares of Restricted Stock on March 9, 1998. The closing price of the Company's Common Stock on March 9, 1998, was $2.688. These Restricted Shares fully vest on March 9, 2001, provided Mr. Kesavan remains an employee of the Company. For his service in fiscal 1996, Mr. Kesavan was awarded 12,016 Restricted Shares on March 4, 1997. The closing price of the Company's Common Stock on March 4, 1997, was $2.375. These Restricted Shares vest on January 1, 2000, provided Mr. Kesavan remains an employee of the Company. As of December 31, 1998, Mr. Kesavan owned a total of 17,416 Restricted Shares; the closing price of the Company's Common Stock on December 31, 1998, was $1.438 the aggregate value of these holdings is $25,044. The amounts shown in column (i) of the table for Mr. Kesavan comprise the following:

   Fiscal 1998 $ 2,500 Company match under the Company's Section 401(k) Plan
               $   531 Spouse travel
   Fiscal 1997 $ 2,423 Company match under the Company's Section 401(k) Plan
               $10,184 Company Retirement Plan Contribution for 1997 made in
                       September 1998
               $    89 Imputed income for Company-paid life insurance
   Fiscal 1996 $ 9,492 Company Retirement Plan contribution for 1996 made in
                       September 1997
               $ 2,405 Company match under the Company's Section 401(k) Plan
               $   230 Imputed income for Company-paid life insurance

(h) Mr. Grumbly joined the Company in April 1997. As a result, compensation for 1997 represents amounts paid during an only eight month period. For his service in fiscal 1997, Mr. Grumbly was awarded 5,500 shares of Restricted Stock on March 9, 1998. The closing price of the Company's common stock on March 9, 1998, was $2.688. These Restricted Shares fully vest on March 9, 2001, provided Mr. Grumbly remains an employee of the Company. The amounts show in column (i) of the table for Mr. Grumbly comprise the following:

   Fiscal 1998 $ 3,346 Company match under the Company's Section 401(k) Plan
               $   580 Spouse travel
   Fiscal 1997 $ 3,269 Company match under the Company's Section 401(k) Plan
               $10,184 Company Retirement Plan contribution for 1997 made in
                       September 1998

(i) The amounts shown in column (i) of the table for Leupen comprise the following:

   Fiscal 1998 $ 1,385 Company match under the Company's Section 401(k) Plan
               $ 7,897 Company Retirement Plan contribution for 1997 made in
                       September 1998
               $31,452 Relocation expenses
               $11,191 Car Allowance
               $ 5,589 Spouse travel
   Fiscal 1997 $10,247 Company Retirement Plan contribution for 1997
               $14,904 Car Allowance
   Fiscal 1996 $ 8,828 Company Retirement Plan contribution for 1996
               $14,904 Car allowance

(j) Dr. Tipermas ceased to be employed by the Company as of August 7, 1998. As a result, the amounts shown for fiscal 1998 represent all compensation paid or earned during the 12 months of fiscal 1998 that the Company employed Dr. Tipermas, including amounts paid pursuant to Dr. Tipermas' severance arrangements with the Company. Dr. Tipermas also was paid $142,909 in fiscal 1998 and $43,269 in fiscal 1999 for consulting services. See "Certain Relationships and Related Transactions." For his service in fiscal 1996, Dr. Tipermas was awarded 9,900 shares of Restricted Stock on March 20, 1997. The closing price of the Company's Common Stock on March 20, 1997, was $2.875. Of these Restricted Shares, 3,300 shares are vested, subject to a restriction on sale prior to March 4, 2000, and the balance were forfeited upon termination of Dr. Tipermas' employment. As of December 31, 1998, Dr. Tipermas owned a total of 3,300 Restricted Shares; the closing price of the Company's Common Stock on December 31, 1998, was $1.438; the aggregate value of these holdings is $4,745. The amounts shown in column (i) of the table for Dr. Tipermas comprise the following:

   Fiscal 1998 $  3,400 Company match under the Company's Section 401(k) Plan
               $    515 Spouse travel
               $    442 Imputed income for Company-paid life insurance
               $732,500 Severance payment
   Fiscal 1997 $  3,231 Company match under the Company's Section 401(k) Plan
               $ 10,184 Company Retirement Plan contribution for 1997 made in
                        September 1998
               $    429 Imputed income for Company-paid life insurance
               $    145 Spouse travel
   Fiscal 1996 $  9,492 Company Retirement Plan contribution for 1996 made in
                        September 1997
               $  3,202 Company match under the Company's Section 401(k) Plan
               $    706 Imputed income for Company-paid life insurance
               $    400 Spouse travel

(k) Mr. Watson ceased to be employed by the Company, effective August 17, 1998. As a result, the information set forth in the table shows all compensation paid to or earned by Mr. Watson during the 10-month period of fiscal 1998 that he was employed, including amounts paid pursuant to Watson's severance arrangements with the Company. See "Certain Relationships and Related Transactions--Former Directors/Executive Officers" at page 45 of this Report. For his service in fiscal 1997, Mr. Watson was awarded 39,000 shares of Restricted Stock on March 9, 1998. The closing price of the Company's Common Stock on March 9, 1998, was $2.688. For his service in fiscal 1996, Mr. Watson was awarded 6,600 Restricted Shares on March 20, 1997. The closing price of the Company's Common Stock on March 20, 1997, was $2.875. All of the Restricted Shares granted to Mr. Watson were fully vested upon the termination of his employment by the Company. As of December 31, 1998, Mr. Watson owned a total of 45,600 Restricted Shares; the closing price of the Company's Common Stock on December 31, 1998, was $1.438; the aggregate value of these holdings is $65,573. The amounts shown in column (i) of the table for Mr. Watson comprise the following:

   Fiscal 1998 $  4,886 Lump-sum relocation payment made in 1998
               $  3,400 Company match under the Company's Section 401(k) Plan
               $ 10,148 Spouse travel
               $300,019 Lump-sum severance payment
   Fiscal 1997 $ 77,160 Lump-sum relocation payment made in 1997
               $  3,173 Company match under the Company's Section 401(k) Plan
               $ 10,184 Company Retirement Plan Contribution for 1997 made in
                        September 1998
               $    145 Spouse travel
   Fiscal 1996 $  9,492 Company Retirement Plan contribution for 1996 made in
                        September 1997
               $  3,192 Company match under the Company's Section 401(k) Plan
               $    908 Imputed income for Company-paid life insurance
               $ 15,982 Reimbursed relocation expense

  The following table shows all individual grants of stock options made during the fiscal year ended December 31, 1998 to each of the named executive officers identified in the summary compensation table on page 32 of this report. No grants were made during such period to Messrs. Edwards, Grumbly, Tipermas or Watson.

                       OPTION GRANTS IN LAST FISCAL YEAR

          (a)                   (b)               (c)            (d)              (e)              (f)
                             Number of        % of Total
                             Securities     Options Granted                                    Grant Date
                         Underlying Options to Employees in Exercise Price                    Present Value
       Name                 Granted (#)     Fiscal Year(a)    ($/Sh)(b)     Expiration Date       $(c)
       ----              ------------------ --------------- -------------- ------------------ -------------
Michael F. Gaffney(d)...       40,000             3.7%          $2.50      February 27, 2003    $ 62,900
Sudhakar Kesavan(d).....       50,000             4.7%          $2.50      February 27, 2003    $ 78,625
Richard Leupen(d).......       50,000             4.7%          $2.50      February 27, 2003    $ 84,425
Richard Leupen(e).......      150,000            14.0%          $1.33      September 14, 2001   $100,815
Keith M. Price(f).......      150,000            14.0%          $1.39      September 3, 2001    $105,360
Keith M. Price(g).......       50,000             4.7%          $1.24      November 4, 2001     $ 31,330

--------
(a) The Company granted a total of 1,075,500 options to its employees in the last fiscal year.
(b) The exercise price is the average closing price of the Company's common stock on each of the 20 trading days prior to the date of grant, with the 20th day being the trading date immediately preceeding the date of grant.
(c) Grant date present value is determined using the Black-Scholes Model. Since the Model makes assumptions about future variables, the actual value of the options may be greater or less than the values stated in the table. The calculations from which the above values were derived assume no dividend yield, volatility of approximately 71.6%, exercise at or near the expiration date, and a risk-free rate of return of 5.2% based on the average monthly U.S. Treasury bill rate for five-year maturities on the date of grant. No downward adjustments were made to the grant date option values stated in the table to account for potential forfeiture or the nontransferable nature of these options.
(d) Five-year options, granted February 27, 1998, vesting in equal increments over four years, with the first 25% vesting one year from the date of grant.
(e) Three-year options granted September 14, 1998, vesting 50% on the date of grant and 50% on January 1, 1999.
(f) Three-year options granted September 3, 1998, vesting 50% on February 5, 1999 and 50% on August 4, 1999.
(g) Three-year options granted November 4, 1998, vesting 50% on May 4, 1999 and 50% on November 4, 1999.

  The following table shows certain information concerning the value as of December 31, 1998 of unexercised options held by each of the Named Executive Officers identified in the Summary Compensation Table on page 32 of this Report. None of such Named Executive Officers exercised stock options during the fiscal year ended December 31, 1998.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION VALUES

    (a)                      (b)       (c)               (d)                       (e)
                           Shares               Number of Securities       Value of Unexercised
                         Acquired on  Value    Underlying Unexercised      In-the-Money Options
                          Exercise   Realized  Options at 12/31/98 (#)       at 12/31/98 ($)
      Name                   (#)       ($)    Exercisable/Unexercisable Exercisable/Unexercisable*
      ----               ----------- -------- ------------------------- --------------------------
Keith M. Price..........       0         0               0/200,000               $0/$17,100(1)
James O. Edwards........       0         0         190,000/0                            N/A(2)
Michael F. Gaffney......       0         0          50,475/59,425                       N/A(2)
Sudhakar Kesavan........       0         0          20,621/94,606                       N/A(2)
Thomas P. Grumbly.......       0         0          25,000/75,000                       N/A(2)
Richard Leupen..........       0         0          75,000/125,000             8,100/$8,100(3)
Marc Tipermas...........       0         0         151,400/0                            N/A(2)
David Watson............       0         0          42,450/77,350                       N/A(2)

--------
  The exercise price of all options is the average closing price of the Company's Common Stock on each of the 20 trading days prior to the date of grant, with the 20th day being the trading date immediately preceding the date of grant. The closing price of the Company's Common Stock on December 31, 1998, was $1.38 per share.

(1) 150,000 of the in-the-money options held by Mr. Price were granted at an exercise price of $1.39 per share on September 14, 1998 and 50,000 were granted at an exercise price of $1.24 per share on November 4, 1998.
(2) None of the options held by this person were in-the-money as of December 31, 1998.
(3) All of the in-the-money options held by Mr. Leupen were granted at an exercise price of $1.33 per share on September 3, 1998.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

  In connection with their employment with the Company during the year ended December 31, 1998, seven of the executive officers, who are named in the Summary Compensation Table have or had employment contracts. In connection with the termination of their employment with the Company, three of these executive officers received severance packages. These arrangements are described under "Certain Relationships and Related Transactions--Current Directors" and "--Former Directors/Executive Officers" on pages 41-5 of this Report.

  In April 1994, the then-named Compensation Committee of the Board of Directors approved the adoption of the Company's Senior Executive Officers Severance Plan (the "SEOSP"). In December 1994, the SEOSP was amended to clarify (a) that once an officer becomes a participant in the SEOSP, he or she will continue to be eligible for SEOSP benefits throughout his or her employment by the Company and (b) that the SEOSP is intended to set a minimum severance benefit for the participant. If a participant is entitled to a greater benefit under his or her employment agreement with the Company, then such arrangement prevails over the lower SEOSP benefit. In May 1997, the SEOSP was further amended to increase the minimum benefit under the SEOSP from three months to six months of the participant's average monthly salary. This amendment reflects the fact that six months is the practical minimum severance for senior executives; the Company has never paid less. The 1997 amendment also removed the 18-month overall cap on the SEOSP benefit to provide the same severance (one month of severance for each year of service) across all years worked; to require that the Company and a SEOSP participant execute mutual general releases in order to obtain the SEOSP benefit; and to clarify what is meant by "continuing directors" in the definition of "good cause."

  The eligible participants in the SEOSP are the Chief Executive Officer, the President, the Chief Operating Officer, the Chief Financial Officer, the Executive Vice President (Corporate Development), the Group Presidents, the Treasurer, the General Counsel, and any officer as designated by the Compensation & Human Resources Committee. As of March 31, 1999, there were four persons whose severance payments are governed by the SEOSP.

  A participant is eligible to receive severance payments if the Company terminates his or her employment without "cause" or if the participant terminates his or her employment for "good reason." "Cause" and "good reason" are defined in the SEOSP. Average monthly salary is defined in the SEOSP as the participant's average monthly gross salary excluding all bonuses for the six months prior to employment termination. Severance benefits may be paid under the SEOSP in two installments or, with the approval of the Compensation & Human Resources Committee, in a lump sum. The SEOSP provides that severance pay will not be considered compensation for purposes of the Retirement Plan or the Section 401(k) Plan; severance pay will not increase Years of Service for those Plans' purposes. As of March 31, 1999, severance benefits have been paid under the SEOSP to three participants.

Compensation and Human Resources Committee Interlocks and Insider
Participation

  The members of the Compensation & Human Resources Committee are Hazel O'Leary (Chairperson), Thomas C. Jorling, and James T. Rhodes, none of whom are employed by the Company. For the year ended December 31, 1998, there were no director relationships that require disclosure under this section.

Compensation of Non-employee Directors Effective March 1, 1997

  Directors who are not employees of the Company ("Non-employee Directors") are paid $1,000 for attendance at each meeting of the Board of Directors; they are paid $1,000 for attendance at each meeting of a committee of the Board of Directors of which the Director is a member. In addition, each Non-employee Director receives an annual retainer of $20,000, payable in advance in quarterly installments, and is reimbursed for his or her expenses incurred in connection with his or her Board service. Directors of the Company who are employees of the Company are not compensated separately for their service as Directors.

  On February 28, 1997, the Board of Directors adopted the ICF Kaiser International, Inc. Non-employee Directors Compensation and Phantom Stock Plan, which provides for the cash compensation discussed in the preceding paragraph. In addition, in lieu of option grants under the Non-employee Directors Stock Option Plan adopted in 1991, each Non-employee Director of the Company is granted a Phantom Stock Award ("PSA") equal to $20,000 worth of Common Stock on the date of grant; the date of grant is the date of the annual board meeting which occurs immediately following the conclusion of the Annual Meeting of Shareholders. Three years after the PSA grant, the Company will pay each Non-employee Director in cash the value of the shares to which the PSA relates. The number of shares of Common Stock to which the PSA relates will be determined using the average closing prices of the Common Stock for the 20 trading days immediately prior to the date of grant. The same method will be used to determine the value of the phantom stock as of the date of the cash payout.

  In lieu of receiving cash compensation pursuant to the terms of the ICF Kaiser International, Inc. Non-employee Directors Compensation and Phantom Stock Plan described above, beginning January 1, 1999, Mr. Coelho is being paid an annual fee of $120,000. In addition, Mr. Coelho was granted 100,000 options, expiring November 4, 2001, vesting 50% on May 4, 1999 and 50% on November 4, 1999 with an exercise price of $1.24. These amounts are being paid to Mr. Coelho as consideration for his services as Chairman of the Board of Directors.

  In 1998, the Non-employee Directors were awarded the following Phantom Stock Units under the ICF Kaiser International, Inc. Non-employee Directors Compensation and Phantom Stock Plan:

                                          Per Share Price
                          Total Value of  (20-trading day Total Number of
                           Common Stock     average at     Phantom Stock    Date of
Non-employee Director    on Date of Grant  May 1, 1998)    Units Granted  Cash Payout
---------------------    ---------------- --------------- --------------- -----------
Tony Coelho.............     $20,001           $2.85           7,018      May 4, 2001
Maynard H. Jackson,
 Jr.(1).................     $20,001           $2.85           7,018      May 4, 2001
Thomas C. Jorling.......     $20,001           $2.85           7,018      May 4, 2001
Hazel R. O'Leary........     $20,001           $2.85           7,018      May 4, 2001
Keith M. Price(2).......     $20,001           $2.85           7,018      May 4, 2001
James T. Rhodes.........     $20,001           $2.85           7,018      May 4, 2001
Michael E. Tennenbaum...     $20,001           $2.85           7,018      May 4, 2001

--------
(1) Mr. Jackson resigned from the Board of Directors effective February 8,
    1999.
(2) Subsequent to the date these Phantom Stock Units were granted, Mr. Price was appointed to serve as President and Chief Executive Officer of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of the April 12, 1999, regarding each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company. A person is deemed to be a beneficial owner of the Company's Common Stock if that person has voting or investment power (or voting and investment powers) over any shares of Common Stock or has the right to acquire such shares pursuant to exercisable options or warrants within 60 days from April 12, 1999.

  Name and Address of Beneficial
              Owners               Amount and Nature of Beneficial   Percent of
      of More Than 5% of the        Ownership of Shares of Common   Common Stock
    Common Stock of the Company        Stock of the Company(a)     of the Company
  ------------------------------   ------------------------------- --------------
Cowen and Company; Cowen
 Incorporated;....................           1,627,000(b)                7.0%
  Joseph M. Cohen; Jarrod M. Cohen
  Financial Square
  New York, NY 10005-3597

State of Wisconsin Investment
 Board............................           2,092,200(c)               8.62%
  P.O. Box 7842
  Madison, WI 53707

Tennenbaum & Co., LLC;............           2,100,000(d)               8.65%
  Michael E. Tennenbaum
  1999 Avenue of the Stars
  Los Angeles, CA 90067

--------
(a) For the purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days after the date set forth in the introductory paragraph above. However, for purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or group of persons has or have the right to acquire from the Company within 60 days from the date set forth in the introductory paragraph above is not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.
(b) Includes 49,000 shares held by Jarrod Cohen directly and 1,578,000 shares held by SG Cowen Securities, of which Joseph Cohen is Chairman. Jarrod Cohen is the son of Joseph Cohen. The information with respect to the shares of Common Stock beneficially owned by Joseph M. Cohen, and Jarrod
    M. Cohen is based on information from Mr. Jarrod Cohen and is current as of March 31, 1999. Mr. Joseph Cohen is an individual who may be deemed to control SG Cowen Securities Corporation.

(c) The information with respect to the shares of Common Stock beneficially owned by the State of Wisconsin Investment Board is based on a Report on
    Schedule 13G, Amendment No. 2 , which was filed with the SEC reporting share ownership information as of December 31, 1998.
(d) The information with respect to the shares of Common Stock beneficially owned by Tennenbaum & Co., LLC and Michael E. Tennenbaum is based on a Report on Schedule 13D dated December 19, 1997, which was filed with the SEC reporting share information as of December 18, 1997. Based on information from Mr. Tennenbaum, this information also is current as of the date of this Report.

  The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company by each director, and by executive officers named in the Summary Compensation Table on page 32 of this Report, and by all directors and current executive officers as a group. The information set forth below is current as of April 12, 1999, except that information with respect to ownership of shares of Common Stock in the Company's Employee Stock Ownership Plan, Section 401(k) Plan, and Retirement Plan is current as of December 31, 1998. The information is based on the Company's review of public reports filed by each director/executive officer.

  Certain Beneficial
        Owners                           Amount and Nature of     Percent of
  of Shares of Common                    Beneficial Ownership    Common Stock
         Stock                            of Shares of Common   of the Company
    of the Company                      Stock of the Company(a) (*Less than 1%)
  -------------------                   ----------------------- ---------------
(i) Directors
  Tony Coelho..........................           77,727(b)              *
  Jarrod M. Cohen......................        1,627,000(c)           6.70%
  James O. Edwards.....................          593,613(d)           2.45%
  Thomas C. Jorling....................           22,727(e)              *
  Hazel R. O'Leary.....................           16,727(f)              *
  Keith M. Price.......................          117,569(g)              *
  James T. Rhodes......................            7,018(h)              *
  Michael E. Tennenbaum................        2,107,018(i)           8.65%

(ii) Executive Officers Named in the
 Summary Compensation Table
  Michael F. Gaffney...................           75,536(j)              *
  Former Executive Vice President

  Thomas Grumbly.......................           50,412(k)              *
  Executive Vice President

  Sudhakar Kesavan.....................           63,416(l)              *
  Executive Vice President

  Richard A. Leupen....................          162,500(m)              *
  Executive Vice President

  Marc Tipermas........................          185,422(n)              *
  Former President and Chief Operating
   Officer

  David Watson.........................          118,997(o)              *
  Former Executive Vice President

(iii) All Directors and Current Execu-
   tive Officers as a Group (13 Per-
   sons)                                       4,970,496(p)          20.48%

--------
(a) For the purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days after the date set forth in the introductory paragraph above. However, for purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or group of persons has or have the right to acquire from the Company within 60 days from the date set forth in the introductory paragraph above is not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.

(b) Mr. Coelho's share ownership includes 59,000 shares that may be acquired within 60 days of April 12, 1999 upon the exercise of stock options. He also owns directly 2,000 other shares. Mr. Coelho has 16,727 Phantom Stock Units which are fully described on pages 38-9 of this Report.
(c) Mr. Cohen's share ownership includes 49,000 shares owned by him directly and 1,578,000 shares held by SG Cowen Securities Corporation ("SG Cowen"). The shares held by SG Cowen are included in the table, because Mr. Cohen's father is Chairman of SG Cowen and, as a result may be deemed to control SG Cowen. The information in the table is based on information received from Mr. Cohen and is current as of March 31, 1999.
(d) Mr. Edwards' share ownership includes 2,882 shares allocated to his ESOP account, 2,505 shares allocated to his Section 401(k) Plan account, 75,293 shares allocated to his Retirement Plan account, and 190,000 shares that may be acquired within 60 days of April 12, 1999 upon the exercise of stock options. Mr. Edwards owns 20,000 Restricted Shares. Mr. Edwards also owns directly 302,933 other shares.
(e) Mr. Jorling's share ownership includes 6,000 shares that may be acquired within 60 days of April 12, 1999 upon the exercise of stock options. Mr. Jorling has 16,727 Phantom Stock Units which are fully described on pages 38-9 of this Report.
(f) Ms. O'Leary has 16,727 Phantom Stock Units which are fully described on pages 38-9 of this Report.
(g) Mr. Price has 16,727 Phantom Stock Units which are fully described on pages 38-9 of this Report. Mr. Price's share ownership includes 842 shares allocated to his Sectioni 401(k) account and 100,000 shares that may be acquired within 60 days of April 12, 1999, upon the exercise of stock options.
(h) Mr. Rhodes has 7,018 Phantom Stock Units which are fully described on pages 38-9 of this Report.
(i) Mr. Tennenbaum is the Managing Member of and may be deemed to control Tennenbaum & Co., LLC, which owns 2,100,000 shares of Common Stock. Mr. Tennenbaum also has 7,018 Phantom Stock Units which are fully described on page 38-9 of this Report.
(j) Mr. Gaffney's share ownership includes 586 shares allocated to his Retirement Plan account and 74,950 shares that may be acquired within 60 days of April 12, 1999 upon exercise of option.
(k) Mr. Grumbly's share ownership includes 412 shares allocated to his Section 401(k) Plan and 50,000 shares that may be acquired within 60 days of April 12, 1999 upon exercise of options.
(l) Mr. Kesavan's share ownership includes 4,321 shares allocated to his ESOP account, 2,049 allocated to his Retirement Plan account, and 47,552 shares that may be acquired within 60 days of the April 12, 1999 upon the exercise of options. Mr. Kesavan also owns 9,494 other shares.
(m) Mr. Leupen's shares ownership includes 162,500 shares that may be acquired within 60 days of April 12, 1999.
(n) Dr. Tipermas' share ownership includes 7,955 shares allocated to his ESOP account, 16,267 shares allocated to his Retirement Plan account and 151,400 shares that may be acquired within 60 days of April 12, 1999, upon exercise of optioins. He also owns 3,300 Restricted Shares and 6,500 other shares.
(o)  Mr. Watson's share ownership includes 23,298 shares allocated to his
     Section 401(k) Plan account, 66,150 shares that may be acquired within 60 days of April 12, 1999, upon exercise of options and 29,549 other shares directly.
(p) This total includes 80,944 Phantom Stock Units, 13,618 shares allocated to ESOP accounts, 3,759 shares in Section 401(k) Plan accounts, 80,654 shares allocated to individuals under the Retirement Plan or held in directed investment accounts under the Retirement Plan, 701,419 shares that may be acquired within 60 days of April 12, 1999, upon the exercise of stock options, and 20,000 Restricted Shares that will be vested within 60 days of April 12, 1999, and 4,070,102 other shares.

Item 13. Certain Relationships and Related Transactions

Current Directors

  Tony Coelho. In lieu of receiving cash compensation pursuant to the terms of the ICF Kaiser International, Inc. Non-employee Directors Compensation and Phantom Stock Plan described above, beginning January 1, 1999, Mr. Coelho is being paid an annual fee of $120,000. In addition, Mr. Coelho was granted 100,000 options, expiring November 4, 2001, vesting 50% on May 4, 1999 and 50% on November 4, 1999 with an exercise price of $1.24. These amounts are being paid to Mr. Coelho as consideration for his services as Chairman of the Board of Directors.

  Jarrod M. Cohen. On March 13, 1998, the Company and Mr. Jarrod M. Cohen (for himself, Cowen and Company, Cowen Incorporated, and Joseph M. Cohen, collectively, the "Cohen Parties") signed an agreement pursuant to which the Company agreed, upon receipt of Mr. Cohen's written request at any time between July 1 and December 31, 1998, to enlarge the class of directors whose terms expire at the 2000 Annual Meeting of Shareholders and elect Mr. Cohen to fill the resulting vacancy. The Cohen Parties agreed (i) to withdraw any previous consents and agreed not to consent to be a nominee for election to the Board of Directors at the Company's 1998 Annual Meeting of Shareholders,
(ii) to vote in favor of the Company-proposed nominees for election at the 1998 Annual Meeting of Shareholders, and (iii) to be present, in person or by Report, or otherwise be deemed to be present (to the extent permitted by law) at meetings for which they were given notice for the purpose of determining the presence of a quorum at such meetings. In addition, the Cohen Parties agreed (a) not to subject any of the Company's voting securities to a voting trust or voting agreement; (b) not to solicit proxies or become a participant in a solicitation in opposition to any recommendation of the Board of Directors of the Company; (c) not to join with others or otherwise act in concert with others for the purpose of acquiring, holding, voting, or disposing of voting securities of the Company; (d) not to become, alone or in conjunction with others, an acquiring person as defined in the Company's Shareholders Rights Plan; and (e) not to dispose of any voting securities of the Company to any person who, to the knowledge of the Cohen Parties, as a result of acquiring such voting securities would become an acquiring person as defined in the Company's Shareholder Rights Plan. The provisions of (a) through (e) above apply during the period from March 13, 1998 to the date Mr. Cohen or any other designee of the Cohen Parties ceases to be a member of the Board of Directors. It was agreed that if the Cohen Parties obtained the express written consent of a majority of the directors of the Company who are not designated by the Cohen Parties, then the provisions of (a) through (e) above would not apply.

  James O. Edwards. Effective May 1, 1997, the Company entered into an employment agreement with Mr. Edwards for his services as Chairman and Chief Executive Officer of the Company through December 31, 1999. In addition to delineating Mr. Edwards' areas of responsibility and reporting line, the agreement provided for a base annual salary of $400,000 beginning on April 1, 1997 (with $25,000 increases in each of the next two years); annual bonus compensation to be determined by the Compensation & Human Resources Committee of the Company's Board of Directors; severance payments as provided under the Company's Senior Executive Officers Severance Plan; eligibility under the Company's employee benefit plans; and a one-year non-competition period following voluntary or "for cause" employment termination. The agreement also provided for the grant on December 31, 1998, of 200,000 shares of Restricted Stock under the Company's Stock Incentive Plan; 100,000 of these shares to vest on December 31, 1999, with the balance vesting on December 31, 2000. Vesting terms in the event of termination of Mr. Edwards' employment or his death also are outlined in the agreement.

  As part of his employment agreement with the Company, Mr. Edwards' outstanding indebtedness to the Company on May 1, 1997, was restructured.

  On November 6, 1998, Mr. Edwards entered into an agreement with the Company, pursuant to which the parties mutually agreed to terminate Mr. Edwards' employment agreement. In consideration of Mr. Edwards agreeing to terminate his employment agreement, the Company agreed to compensate him with cash in the aggregate amount of $850,000, all of which has been paid. The Company further agreed (i) to provide Mr. Edwards and his dependents with continued health, welfare, and life insurance benefits through April 30, 1999, (ii) to accelerate the vesting of 30,000 options previously granted pursuant to the Company's Stock Incentive Plan, (iii) consistent with the terms of his employment agreement, to award 200,000 shares of restricted Common Stock, which shares vest upon the earlier of November 6, 1999, or the merger, consolidation, sale of stock, or sale of substantially all of the assets of, the Company, and (iv) to forgive approximately $1,396,139 of indebtedness previously owed by Mr. Edwards to the Company. In addition, Mr. Edwards agreed to provide certain consulting services to the Company through January 31, 1999, for which he was compensated with approximately $98,559 of cash payments. The Company will pay on Mr. Edwards' behalf the amount of $10,000 for legal fees incurred by him in connection with the negotiation of this Agreement. In exchange for the benefits received by Mr. Edwards which are described in this paragraph, Mr. Edwards agreed to terminate his employment agreement and execute a full general release as to the Company and its affiliated parties.

  Keith M. Price. Effective August 5, 1998, the Company entered into an employment agreement with Mr. Price for his services as President and Chief Operating Officer of the Company through August 5, 1999. In addition to delineating Mr. Price's areas of responsibility and reporting line, the agreement provided for a base annual salary of $375,000; a signing bonus of $100,000, $50,000 of which was paid upon commencement of employment and $50,000 on January 1, 1999; annual bonus compensation of not less than 50% of base annual salary; severance payments equal to the balance of base annual compensation for the one year contract term; eligibility under the Company's employee benefit plans, and a one-year, non-competition period following termination of employment for any reason other than employment through the term of the contract. The agreement also provided for the grant of three-year options to purchase 150,000 shares of the Company's common stock, 50% of the options to vest on February 5, 1999 and 50% on August 4, 1999.

  Effective August 5, 1998, Mr. Price was promoted to Chief Executive Officer and the Company agreed to extend the term of Mr. Price's contract to two years commencing August 5, 1998 and to grant Mr. Price three year options to purchase an additional 50,000 share of the Company's common stock, 50% of the options to vest on May 4, 1999 and 50% to vest on November 4, 1999, subject to his continued employment through such dates.

  Michael E. Tennenbaum. On March 13, 1998, the Company and Mr. Michael E. Tennenbaum signed an agreement pursuant to which the Company agreed to nominate, recommend, and solicit proxies for Mr. Tennenbaum's election as a Director of the Company at the May 1, 1998, Annual Meeting of Shareholders for a three-year term expiring at the 2001 Annual Meeting of Shareholders, and until his successor is duly elected. The Company and Mr. Tennenbaum agreed that during the period from March 13, 1998, to the earlier of (i) March 13, 2003, and (ii) the day after the date Mr. Tennenbaum, Tennenbaum & Co., LLC, and their affiliates cease to be the beneficial owners of any of the Company's voting securities (the "Restricted Securities"), Mr. Tennenbaum and Tennenbaum & Co., LLC (the "Tennenbaum Parties") shall not acquire, directly or indirectly, any voting securities of the Company if, following such acquisition, the Tennenbaum Parties and their affiliates would, directly or indirectly, be the beneficial owners of more than 19.5% of the total combined voting power of all issued and outstanding securities of the Company. The agreement states that the limitation set forth in the immediately preceding sentence shall not be violated if the Tennenbaum Parties and their affiliates become entitled to exercise voting power in excess of 19.5% as a result of any event or circumstance other than the acquisition by the Tennenbaum Parties or their affiliates of beneficial ownership of additional voting securities of the Company. The Company agreed not to take any action, including without limitation, any amendment to its Shareholders Rights Plan that would prevent the Tennenbaum Parties from acquiring additional securities within the limitations set forth above. The Tennenbaum Parties agreed that they (a) would not subject any Restricted Securities to any voting trust or voting agreement;
(b) would not recruit or engage in organizing persons not nominated by the Board of Directors to oppose the Board of Directors nominated candidates in an election; (c) would not financially support a Report contest for Board of Directors candidates to oppose the candidates nominated by the Board of Directors; (d) would not provide any material, non-public information gained in Mr. Tennenbaum's position as a Director to opposing Board candidates, except as required by law, and then only after giving notice to the Company;
(e) would not join a partnership, limited partnership, syndicate, or other group or otherwise act in concert with others for the purpose of acquiring, holding, voting, or disposing of voting securities of the Company; and (f) would be present, in person or by Report, or otherwise be deemed to be present (to the extent permitted by law), at meetings for which they were given notice for the purpose of determining the presence of a quorum as such meetings. The provisions of (a) through (f) above apply during the period during which Mr. Tennenbaum (or another affiliate of the Tennenbaum Parties) is a member of the Board of Directors, and for a period of 90 days thereafter. It was agreed that if the Tennenbaum Parties obtained the express written consent of a majority of the directors of the Company who are not designated by the Tennenbaum Parties, then the 19.5% ownership limitation and the provisions of (a) through
(f) above would not apply. Finally, the Company agreed to reimburse the Tennenbaum Parties for reasonable and necessary documented out-of-pocket expenses incurred by them in connection with their proposals to the Board of Directors of the Company and the potential solicitation of proxies for the election of directors of the Company, which reimbursement was made in the amount of $16,307.

Current Executive Officers

  Thomas P. Grumbly On April 7, 1997, the Company entered into an employment agreement with Mr. Grumbly for his services as Executive Vice President and President, Federal Programs Group. In addition to delineating Mr. Grumbly's areas of responsibility and reporting line, the agreement provides for: a base annual salary of $250,000 beginning April 28, 1997, subject to annual increases of $10,000; signing bonus of $50,000 for the period ended December 31, 1997; an additional bonus opportunity to be determined by the Compensation & Human Resources Committee and based on Company performance; eligibility under the Company's employee benefit plans and 12 months severance in the event Mr. Grumbly is terminated other than for cause. The agreement also provided for the grant of 100,000 options, 25% of which vest on each of the first four anniversaries of the grant date.

  On March15, 1999, in consideration for Mr. Grumbly's remaining in the employ of the Company for a period of at least 30 days after the closing of the sale of EFM, the Company agreed to: increase Mr. Grumbly's annual compensation to $270,000 effective February 1, 1999; pay health insurance for a 12-month period following termination; pay a bonus of $50,000; payout the 12-month severance upon the closing of the EFM transaction; vest ICF Kaiser common stock options; and waive the non-competition provisions of the April 1997 employment agreement.

  Richard A. Leupen The Company entered into an employment agreement with Mr. Leupen for his services as President of the Engineers and Constructors Group and Executive Vice President of the Company for the period October 5, 1998 through August 4, 2001. In addition to delineating Mr. Leupen's areas of responsibility and reporting line, the agreement provides for a base annual salary of $300,000 beginning on October 5, 1998, subject to annual increases to be determined by the Compensation & Human Resources Committee; a relocation bonus of $46,000; bonus compensation of $35,000 for the period ended June 30, 1998, not less than $75,000 for the period ended December 31, 1998, not less than $150,000 for the period ended August 4, 1999; signing bonus of $100,000, payable in two equal increments on August 4, 1998 and January 1, 1999; eligibility under the Company's employee benefit plans; reimbursement of relocation and related expenses for Mr. Leupen and his family; and a one-year non-competition following termination for "cause" of Mr. Leupen's employment. The agreement also provided for the grant of 150,000 options, 50% of which vested immediately and the remainder vested on January 1, 1999. In addition, Mr. Leupen has the right to elect to be reinstated in his prior position with Kaiser Engineers Pty. Ltd., headquartered in Perth, Western Australia. Either party may terminate the agreement upon thirty (30) days' prior written notice; the Company may terminate the agreement for "cause", or Mr. Leupen may terminate the agreement for "good reason". In the event that the agreement is terminated without "cause" by the Company or by Mr. Leupen without "good reason" in the event that his responsibilities are substantially reduced or materially changed or in the event that the Company is the subject of a voluntary or involuntary bankruptcy, Mr. Leupen is entitled to receive a severance payment equal to two times his annual base salary in effect of such termination. In the event that Mr. Leupen terminated the agreement for other "good reason" (as defined in the agreement), he is entitled to receive a severence payment equal to one time his annual base salary then in effect.

Former Directors/Executive Officers

  Michael F. Gaffney. Effective January 1, 1997, the Company entered into an employment agreement with Mr. Gaffney for his services as Senior Vice President of the Company through December 31, 1999. In addition to delineating Mr. Gaffney's areas of responsibility and reporting line, the agreement provides for a base annual salary of $230,000 for the 15-month period beginning January 1, 1997 (with a $20,000 annual increase for the next 12-month period and a $25,000 annual increase for the remaining months); annual bonus compensation to be determined by reference to sales targets, operating group revenue and profit targets, and other qualitative factors as determined by the Compensation & Human Resources Committee of the Company's Board of Directors; a specified severance payment; eligibility under the Company's employee benefit plans; and a six month non-competition period following employment termination.

  On March 8, 1999, Mr Gaffney entered into an agreement with the Company, pursuant to which the parties mutually agreed to terminate Mr. Gaffney's employment agreement. In consideration of Mr. Gaffney agreeing to terminate his employment agreement, the Company agreed to compensate him with cash in the aggregate amount of $200,000 and to continue health, welfare, and life insurance benefits for Mr. Gaffney and his dependents through April 30, 1999. In exchange for the benefits received by Mr. Gaffney which are described in this paragraph, Mr. Gaffney agreed to terminate his employment agreement; enter into a six-month non-competition agreement, and execute a full general release as to the Company and its affiliated parties.

  Marc Tipermas. Effective May 1, 1997, the Company entered into an employment agreement with Dr. Tipermas for his services as President and Chief Operating Officer of the Company through December 31, 1999. Dr. Tipermas also was a Director of the Company at the time of such agreement. In addition to delineating Dr. Tipermas' areas of responsibility and reporting line, the agreement provided for a minimum base salary of $350,000 from April 1, 1997, with $25,000 increases in each of the following two years; annual bonus compensation to be determined by the Compensation & Human Resources Committee of the Company's Board of Directors; severance payments as provided under the Company's Senior Executive Officers Severance Plan (with a minimum of two years); eligibility under the Company's employee benefit plans; a cash payment of $50,000 (net of taxes) in return for an agreement not to sell shares of Common Stock without Compensation Committee approval; and a one-year non-competition period following voluntary or "for cause" employment termination. The agreement also provided for the grant on December 31, 1998, of 150,000 shares of Restricted Stock under the Company's Stock Incentive Plan; 75,000 of these shares vest on December 31, 1999, with the balance vesting on December 31, 2000. Vesting terms in the event of termination of Dr. Tipermas' employment or his death also are outlined in the agreement.

  On August 7, 1998, Dr. Tipermas entered into an agreement with the Company, pursuant to which the parties mutually agreed to terminate Dr. Tipermas' employment agreement. In consideration of Dr. Tipermas agreeing to terminate his employment agreement, the Company paid him $732,500 in cash. The Company further agreed (i) to provide Dr. Tipermas and his dependents with continued health, welfare and life insurance benefits through January 31, 1999, (ii) to accelerate the vesting of 19,800 options previously granted pursuant to the Company's Stock Incentive Plan, and (iii) consistent with the terms of his Employment Agreement, to award 150,000 shares of restricted Common Stock, which shares vest upon the earlier of November 6, 1999, or the merger, consolidation, sale of stock, or sale of substantially all of the assets of the Company. All unexercised options held by Dr. Tipermas on November 6, 1999 will expire. In addition, Dr. Tipermas agreed to provide certain consulting services to the Company through January 31, 1999, for which he was compensated with approximately $186,178 of cash payments. The Company also will pay on Dr. Tipermas' behalf the amount of $8,781 for legal fees incurred by him in connection with the negotiation of this agreement. In exchange for the benefits received by Dr. Tipermas which are described in this paragraph, Dr. Tipermas agreed to terminate his employment agreement and execute a full general release as to the Company and its affiliated parties.

  David Watson. Effective November 13, 1995, the Company entered into an employment agreement with Mr. Watson for his services as Executive Vice President and President of the International Operations Group of the Company through November 13, 1998. This agreement was subsequently amended, effective December 1, 1996, to provides for Mr. Watson's services as Executive Vice President, and President of the ICF Kaiser Engineers & Constructors Group through December 1, 1999. In addition to delineating Mr. Watson's areas of responsibility, the amended agreement provides for a minimum base annual salary of $275,000, and bonuses in the range of $25,000 to $100,000 for fiscal 1996 and in amounts to be determined by the Compensation Committee for future years; severance payments as provided under the Company's Senior Executive Officers Severance Plan; and reimbursement of relocation expenses up to a maximum of $50,000. The amended agreement also provided for the grant (i) on December 15, 1995 of 20,000 stock options, 6,250 of which were vested immediately and the remainder to vest in three equal increments on each annual anniversary of the grant date, and (ii) on January 24, 1997 of 75,000 additional options, 18,750 of which vested upon grant, and the remainder to vest in three equal increments on each annual anniversary of the grant date. In return for the benefits afforded Mr. Watson in his employment agreement, Mr. Watson agreed to a one-year non-competition and non-solicitation period following termination of his employment for any reason.

  On August 17, 1998, Mr. Watson entered into an agreement with the Company, pursuant to which the parties mutually agreed to terminate Mr. Watson's employment agreement. In consideration of Mr. Watson agreeing to terminate his employment agreement, the Company paid him $300,019 in cash in October 1998. The Company further agreed (i) to enable Mr. Watson to use the Company's Corporate Membership at a private club through December 31, 1999, (ii) to accelerate the vesting of 45,600 shares of restricted stock previously granted, and (iii) reimburse up to $2,500 of legal fees incurred by Mr. Watson in connection with the negotiation of this agreement. In exchange for the benefits received by Mr. Watson which are described in this paragraph, Mr. Watson agreed to terminate his employment agreement, execute a full general release as to the Company and its affiliated parties, and further agreed not to compete with the Company for a period of one year following the termination of his employment by the Company.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this Report
                                                                            Page
                                                                            ----
1. Consolidated Financial Statements of ICF Kaiser International, Inc. and
   Subsidiaries
  a. Report of Independent Accountants....................................  F-1
  b. Consolidated Balance Sheets as of December 31, 1998 and December 31,
     1997.................................................................  F-2
  c. Consolidated Statements of Operations for the years ended December
     31, 1998, 1997 and 1996..............................................  F-3
  d. Consolidated Statements of Shareholders' Equity (Deficit) and
     Comprehensive Income (Loss) for the years ended December 31, 1998,
     1997 and 1996........................................................  F-4
  e. Consolidated Statements of Cash Flows for the years ended December
     31, 1998, 1997 and 1996..............................................  F-5
  f. Notes to Consolidated Financial Statements...........................  F-6

2. Supplemental Schedule Relating to the Consolidated Financial Statements
   of ICF Kaiser International, Inc. and Subsidiaries for the years ended
   December 31, 1998, 1997 and 1996.
  a.Schedule II: Valuation and Qualifying Accounts........................  S-1

  All Schedules except the one listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

(b) Exhibits

3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

 Exhibit No. 3--Articles of Incorporation and By-laws of the Registrant

3(a) Restated Certificate of Incorporation of ICF Kaiser International, Inc.
     (restated through June 26, 1993) (Incorporated by reference to Exhibit No. 3(a) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

3(b) Amended and Restated By-laws of ICF Kaiser International, Inc. (as amended through June 23, 1995) (Incorporated by reference to Exhibit No. 3(b) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1995 filed with the Commission on October 13,
     1995)

 Exhibit No. 3--Articles of Incorporation and By-laws of the Subsidiary
Guarantors

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

3(f) By-laws of ICF Kaiser Government Programs, Inc. (Incorporated by reference to Exhibit No. 3(f) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

3(g) Certificate of Incorporation of Systems Applications International, Inc.
     (Incorporated by reference to Exhibit No. 3(i) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

3(h) By-laws of Systems Applications International, Inc. (Incorporated by reference to Exhibit No. 3(j) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

3(i) Certificate of Incorporation of EDA, Incorporated (Incorporated by
     reference to Exhibit No. 3(k) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31,
     1998)

3(j) Amended and Restated By-laws of EDA, Incorporated (Incorporated by reference to Exhibit No. 3(l) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31,
     1998)

3(k) Certificate of Incorporation of Global Trade & Investment, Inc.
     (Incorporated by reference to Exhibit No. 3(o) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(l) Amended and Restated By-laws of Global Trade & Investment, Inc.
     (Incorporated by reference to Exhibit No. 3(p) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(m) Certificate of Incorporation of ICF Kaiser Europe, Inc. (Incorporated by
     reference to Exhibit No. 3(q) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31,
     1998)

3(n) By-laws of ICF Kaiser Europe, Inc. (Incorporated by reference to Exhibit
     No. 3(r) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(o) Certificate of Incorporation of ICF Kaiser / Georgia Wilson, Inc.
     (Incorporated by reference to Exhibit No. 3(s) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(p) By-laws of ICF Kaiser / Georgia Wilson, Inc. (Incorporated by reference to Exhibit No. 3(t) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(q) Certificate of Incorporation of ICF Kaiser Overseas Engineering, Inc.
     (Incorporated by reference to Exhibit No. 3(u) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(r) Amended and Restated By-laws of ICF Kaiser Overseas Engineering, Inc.
     (Incorporated by reference to Exhibit No. 3(v) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(s) Certificate of Incorporation of ICF Kaiser Engineers Pacific, Inc.
     (Incorporated by reference to Exhibit No. 3(w) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(t) Amended and Restated By-laws of ICF Kaiser Engineers Pacific, Inc.
     (Incorporated by reference to Exhibit No. 3(x) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(u) Certificate of Incorporation of ICF Kaiser Remediation Company
     (Incorporated by reference to Exhibit No. 3(y) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(v) By-laws of ICF Kaiser Remediation Company (Incorporated by reference to
     Exhibit No. 3(z) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(w) Certificate of Incorporation of ICF Kaiser Advanced Technology, Inc.
     (Incorporated by reference to Exhibit No. 3(y) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998) (incorporated by reference to Exhibit E No. 3 (aa) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1997 filed with the Commission on November 16,
     1998).

3(x) By-laws of ICF Kaiser Advanced Technology, Inc. (Incorporated by reference to Exhibit No. 3(z) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31,
     1998) (incorporated by reference to Exhibit No. 3 (bb) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1997 filed with the Commission on November 16, 1998).

 Exhibit No. 4--Instruments Defining the Rights of Security Holders, including Indentures

4(a) Indenture dated as of January 11, 1994, between ICF Kaiser International,
     Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit No. 4(a) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

   1. First Supplemental Indenture dated as of February 17, 1995
      (Incorporated by reference to Exhibit No. 4(a)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1995 filed with the Commission on May 23, 1995)

   2. Second Supplemental Indenture dated September 1, 1995 (Incorporated by reference to Exhibit No. 4(a) (2) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30,
      1995)

   3. Third Supplemental Indenture dated October 20, 1995 (Incorporated by reference to Exhibit No. 4(a)(3) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30,
      1995)

   4. Fourth Supplemental Indenture dated as of March 8, 1996 (Incorporated by reference to Exhibit No. 4 (a)(4) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

   5. Fifth Supplemental Indenture dated as of June 24, 1996 (Incorporated by reference to Exhibit No. 4 (a)(5) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

   6. Sixth Supplemental Indenture dated as of December 3, 1997
      (Incorporated by reference to Exhibit No. 4(a)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

   7. Seventh Supplemental Indenture dated as of August 13, 1998.
      (incorporated by reference to Exhibit No. 4(a)(7) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1997 filed with the Commission on November 16, 1998).

4(b) Form of 12% Senior Subordinated Note due 2003 (Incorporated by reference to Exhibit No. 4(b) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(c) Form of Common Stock Purchase Warrant expiring May 15, 1999 (as amended and restated through January 11, 1994) (Incorporated by reference to Exhibit No. 4(e) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(d) Rights Agreement, dated as of January 13, 1992, between ICF Kaiser
     International, Inc. and Office of the Secretary, ICF Kaiser International, Inc. as Rights Agent, including (1) Form of Certificate of Designations of Series 4 Junior Preferred Stock; (2) Form of Rights Certificate; and (3) Summary of Rights to Purchase Preferred Stock (Incorporated by reference to Exhibit No. 4(h) to Quarterly Report on Form 10-Q (Registrant No. 0-18025) for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

4(e) Warrant Agreement dated as of January 11, 1994, between the Registrant and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(c) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(f) Indenture dated as of December 23, 1996, between ICF Kaiser
     International, Inc. and The Bank of New York, as Trustee, including Guarantees, dated December 23, 1996, by each of the Subsidiary Guarantors (Incorporated by reference to Exhibit No. 4(g) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

   1. First Supplemental Indenture dated as of December 3, 1997
      (Incorporated by reference to Exhibit No. 4(a)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998.

   2. Second Supplemental Indenture dated as of August 13, 1998.
      (Incorporated by reference to Exhibit No. 4(g)(2) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal /1997/ filed with the Commission on November /16/, /1998/).

4(g) Form of 12% Senior Note due 2003, Series B (Incorporated by reference to
     Exhibit No. 4(i) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

4(h) Warrant Agreement dated as of December 23, 1996, between ICF Kaiser
     International, Inc. and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(j) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

4(i) Form of Warrant expiring December 31, 1999 issued under Warrant Agreement dated as of December 23, 1996 (Incorporated by reference to Exhibit No. 4(k) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

 Exhibit No. 10 -- Material Contracts

10(a) Loan and Security Agreement dated as of December 18, 1998, with
      Madeleine L.L.C, as agent

10(b) ICF Kaiser International, Inc. Employee Stock Ownership Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(c) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

   1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(l)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

   2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(b)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

   3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(b)(3) to Registration Statement on Form S-1
      Registration No. 333-19519 filed with the Commission on January 10,
      1997)

10(c) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August
      31, 1995, for ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)

10(d) ICF Kaiser International, Inc. Retirement Plan (as amended and restated
      as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15,
      1993)

   1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on May 23, 1995.)

   2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

   3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1
      Registration No. 333-19519 filed with the Commission on January 10,
      1997)

10(e) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August
      31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)

10(f) Consolidated, Amended and Restated Deed of Lease Agreement between HMCE
      Associates Limited Partnership R.L.L.P. (as Landlord) and ICF Kaiser Hunters Branch Leasing, Inc. (as Tenant), dated November 12, 1997, for the lease of the Registrant's headquarters in Fairfax, Virginia known as Hunters Branch--Phase I (Incorporated by reference to Exhibit No. 10(g) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997).

10(g) Consolidated, Amended and Restated Deed of Lease Agreement between HMCE
      Associates Limited Partnership R.L.L.P. (as Landlord) and ICF Kaiser Hunters Branch Leasing, Inc. (as Tenant), dated November 12, 1997, for the lease of space in the building adjacent to the Registrant's headquarters in Fairfax, Virginia known as Hunters Branch--Phase II (Incorporated by reference to Exhibit No. 10(h) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25,
      1997).

10(h) Contribution Agreement by and among HMCE Associates Limited Partnership
      R.L.L.P.; ICF Kaiser Hunters Branch Leasing, Inc.; and IFA Nutley Partners, LLC dated November 3, 1997 (Incorporated by reference to Exhibit No. 10(i) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997).

10(i) ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated through March 1, 1996) (Incorporated by reference to Exhibit No. 10(j) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

10(j) Contract (#DE-AC3495RF00825) between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated as of April 4, 1995. [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(k) WAS FILED IN PAPER ON MAY 23, 1995, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION is incorporated herein by reference thereto]

   1. Modifications 1 to 40 to Contract #DE-AC3495RF00825 (Incorporated by reference to Exhibit No. 10(p)(l) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27,
      1996)

   2. Modifications 42 to 46 to Contract #DE-AC3495RF00825 (Modification 41 not received) (Incorporated by reference to Exhibit No. 10(p)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

   3. Modifications 47 to 81 to Contract #DE-AC3495RF00825 (Modifications 72 and 78 not received)

10(k) ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

   1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

   2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

   3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1
      Registration No. 333-19519 filed with the Commission on January 10,
      1997)

10(l) Trust Agreement with Vanguard Fiduciary Trust Company dated as of March
      1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 Registration No. 33-51460 filed with the Commission on August 31, 1992)

 Exhibit No. 10--Material Contracts (management contracts, compensatory plans, or arrangements.)

10(aa) Agreement dated as of May 19, 1997 with James O. Edwards, Chairman and
       Chief Executive Officer of the Registrant (Incorporated by reference to Exhibit No. 10(ll) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1997 filed with the Commission on August 14, 1997)

   1. Agreement dated as of November 6, 1998, terminating Mr. Edwards' employment agreement .

10(bb) ICF Kaiser International, Inc. 1998 Compensation (IC) Plan for Senior
       Executives (adopted by the Board of Directors on February 27, 1998) (Incorporated by reference to Exhibit No. 10(bb) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997).

10(cc) ICF Kaiser International, Inc. Non-employee Director Stock Option Plan
       (as amended and restated as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(bb) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

10(dd) Agreement dated as of May 19, 1997 with Marc Tipermas, President and
       Chief Operating Officer of the Registrant (Incorporated by reference to Exhibit No. 10(mm) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1997 filed with the Commission on August 14, 1997)

   1. Agreement dated as of August 7, 1998, terminating Dr. Tipermas' employment agreement.

10(ee) ICF Kaiser International, Inc. Senior Executive Officers Severance Plan as approved by the Compensation Committee of the Board of Directors on April 4, 1994, and adopted by the Board of Directors on May 5, 1994, as further amended through May 1, 1997 (Incorporated by reference to Exhibit No. 10(ee) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997).

10(ff) Employment Agreement with Thomas P. Grumbly, Executive Vice President of the Registrant, effective as of April 7, 1997.

   1. Letter dated March 15, 1999, amending Mr. Grumbly's employment agreement.

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

   1. Agreement and Mutual Release dated August 17, 1998, terminating Mr. Watson's employment agreement.

10(jj) Intentionally Omitted.

10(kk) Employment Agreement with Michael F. Gaffney, Executive Vice President of the Registrant, effective as of January 1, 1997 (Incorporated by reference to Exhibit No. 10(kk) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998).

   1. Agreement dated March 8, 1999, terminating Mr. Gaffney's employment agreement.

10(ll) Letter Agreement with Cowen Incorporated and Jarrod M. Cohen, dated as of March 13, 1998 (Incorporated by reference to Exhibit No. 10(ll) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998) (Incorporated by reference to Exhibit No. 10(mm) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997).

10(mm) ICF Kaiser International, Inc. Non-employee Directors Compensation and
       Phantom Stock Plan as adopted by the Board of Directors on February 28, 1997, with an effective date of March 1, 1997

10(nn) Letter Agreement with Tennenbaum & Co., L.L.C. and Michael E.
       Tennenbaum, dated as of March 13, 1998 (Incorporated by reference to Exhibit No. 10(nn) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31,
       1998)

10(oo) Employment Agreement with Keith M. Price, President and Chief Executive Officer of the Registrant, effective as of August 27, 1998 (Incorporated by reference to Exhibit No. 10(oo) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the Third quarter of 1998 filed with the Commission on November 16, 1998).

   1.  Terms of Promotion for Mr. Price effective as of November 4, 1998.

 Exhibit No. 21--Consolidated Subsidiaries of the Registrant as of April 12,
1999

 Exhibit No. 23--Consent of PricewaterhouseCoopers, LLP

 Exhibit No. 27--Financial Data Schedule. This schedule contains summary financial information extracted from the consolidated financial statements of ICF Kaiser International, Inc. as of December 31, 1998 and 1997 and for the three years ended December 31, 1998 and is qualified in its entirety by reference to such financial statements.

  (c) Reports on Form 8-K

  On November 6, 1998, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that James O. Edwards had resigned as its Chief Executive Officer, effective November 4, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ICF Kaiser International, Inc.
                                                  (Registrant)

                                                   /s/ Keith M. Price
                                          By: _________________________________
                                                      Keith M. Price,
                                               President and Chief Executive
                                                          Officer
Date: April 15, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(1) Principal executive officer


        /s/ Keith M. Price             President and Chief          April 15, 1999
______________________________________  Executive Officer
            Keith M. Price

(2) Principal financial and accounting officer



     /s/ Timothy P. O'Connor           Senior Vice President and    April 15, 1999
 _____________________________________  Chief Financial Officer
         Timothy P. O'Connor

(3) Board of Directors

         /s/ Tony Coelho               Director                     April 15, 1999
______________________________________
             Tony Coelho

       /s/ Jarrod M. Cohen             Director                     April 15, 1999
______________________________________
           Jarrod M. Cohen

       /s/ James O. Edwards            Director                     April 15, 1999
______________________________________
           James O. Edwards

      /s/ Thomas C. Jorling            Director                     April 15, 1999
______________________________________
          Thomas C. Jorling

       /s/ Hazel R. O'Leary            Director                     April 15, 1999
______________________________________
           Hazel R. O'Leary

        /s/ Keith M. Price             Director                     April 15, 1999
______________________________________
            Keith M. Price

       /s/ James T. Rhodes             Director                     April 15, 1999
______________________________________
           James T. Rhodes

                                       Director                     April 15, 1999
______________________________________
         Michael E. Tennebaum


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Shareholders of ICF Kaiser International, Inc.

In our opinion, the consolidated financial statements listed in Item 14(a) of this Form 10-K present fairly, in all material respects, the financial position of ICF Kaiser International, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. In addition, in our opinion, the financial statement schedule referred to in
Item 14(a), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Due to substantial operating losses incurred in 1998 and the resulting liquidity constraints, the Company engaged in an evaluation of strategic alternatives available to it, including the sale of one or more of the Company's operating groups. Management's progress to date and future plans regarding these matters are discussed more fully in Note 2 to the consolidated financial statements.

                                          PricewaterhouseCoopers LLP

April 15, 1999
McLean, Virginia

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                              (In thousands,
                                                               except share
                                                                 amounts)
                          ASSETS
Current Assets
Cash and cash equivalents..................................  $ 15,267  $ 20,020
Contract receivables, net..................................   284,078   264,030
Prepaid expenses and other current assets..................    12,841    15,090
Deferred income taxes......................................    34,673    15,281
                                                             --------  --------
   Total Current Assets....................................   346,859   314,421
                                                             --------  --------
Fixed Assets
Furniture, equipment, and leaseholds.......................    43,996    45,681
Less depreciation and amortization.........................   (37,411)  (37,968)
                                                             --------  --------
                                                                6,585     7,713
                                                             --------  --------
Other Assets
Goodwill, net..............................................    49,292    47,323
Investments in and advances to affiliates..................     7,728     7,038
Capitalized software development costs.....................     5,062     4,085
Other......................................................    13,527    18,708
                                                             --------  --------
                                                               75,609    77,154
                                                             --------  --------
   Total Assets............................................  $429,053  $399,288
                                                             ========  ========
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Debt currently payable.....................................  $ 30,729  $     15
Accounts payable...........................................   189,906   121,190
Accrued salaries and benefits..............................    37,931    37,654
Other accrued expenses.....................................    43,846    26,902
Deferred revenue...........................................    40,011    36,527
Income taxes payable.......................................     2,147     1,012
                                                             --------  --------
   Total Current Liabilities...............................   344,570   223,300
Long-term Liabilities
Long-term debt.............................................   137,488   141,004
Other......................................................     9,664     4,586
                                                             --------  --------
   Total Liabilities.......................................   491,722   368,890
                                                             --------  --------

Commitments and Contingencies
Minority Interest..........................................       449     3,071
Shareholders' Equity (Deficit).............................       --        --
Preferred stock............................................       --        --
Common stock, par value $.01 per share:
  Authorized--90,000,000 shares
  Issued and outstanding-- 24,257,828 and 22,475,904
   shares..................................................       242       225
Additional paid-in capital.................................    75,422    67,116
Notes receivable collateralized by common stock............      (638)   (2,422)
Accumulated deficit........................................  (134,757)  (34,225)
Accumulated other comprehensive income (loss)..............    (3,387)   (3,367)
                                                             --------  --------
   Total Shareholders' Equity (Deficit)....................   (63,118)   27,327
                                                             --------  --------
   Total Liabilities and Shareholders' Equity (Deficit)....  $429,053  $399,288
                                                             ========  ========

                See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year Ended December 31,
                                    -------------------------------------------
                                        1998           1997           1996
                                    -------------  -------------  -------------
                                    (In thousands, except per share amounts)
Gross Revenue.....................  $   1,210,421  $   1,108,116  $   1,248,443
  Subcontract and direct material
   costs..........................       (794,794)      (677,431)      (720,342)
  Provision for contract losses...        (76,210)        (6,900)           --
  Equity in income of joint
   ventures and affiliated
   companies......................          6,045          2,301          4,015
                                    -------------  -------------  -------------
Service Revenue...................        345,462        426,086        532,116
Operating Expenses
  Direct labor and fringe
   benefits.......................        282,562        289,571        380,400
  Group overhead..................         92,151         86,792         95,747
  Corporate general and
   administrative.................         22,983         22,059         24,441
  Depreciation and amortization...          9,048          9,595         10,348
  Severance and restructuring
   charges........................          9,407            --             --
  Other unusual charges...........          7,672            --             --
                                    -------------  -------------  -------------
Operating Income (Loss)...........        (78,361)        18,069         21,180
Other Income (Expense)
  Gain on sale of investment......            --           1,018          9,384
  Interest income.................          1,539          1,750          1,254
  Interest expense................        (20,279)       (18,276)       (17,334)
                                    -------------  -------------  -------------
Income (Loss) Before Income Tax,
 Minority Interest, Extraordinary
 Item, and Cumulative Effect of
 Accounting Change................        (97,101)         2,561         14,484
  Income tax expense (benefit)....        (11,357)        (3,319)         2,607
                                    -------------  -------------  -------------
Income (Loss) Before Minority
 Interest, Extraordinary Item, and
 Cumulative Effect of Accounting
 Change...........................        (85,744)         5,880         11,877
  Minority interest in net income
   of subsidiaries................          7,698         10,867          6,043
                                    -------------  -------------  -------------
Income (Loss) Before Extraordinary
 Item and Cumulative Effect of
 Accounting Change................        (93,442)        (4,987)         5,834
  Extraordinary item..............          1,090            --             --
                                    -------------  -------------  -------------
Income (Loss) Before Cumulative
 Effect of Accounting Change......        (94,532)        (4,987)         5,834
  Cumulative Effect of Accounting
   Change, net of tax.............          6,000            --             --
                                    -------------  -------------  -------------
Net Income (Loss).................       (100,532)        (4,987)         5,834
  Preferred stock dividends and
   accretion......................            --             --           2,178
                                    -------------  -------------  -------------
Net Income (Loss) Available for
 Common Shareholders..............  $    (100,532) $      (4,987) $       3,656
                                    =============  =============  =============
Basic and Fully Diluted Earnings
 (Loss) Per Share:
  Income (Loss) Before
   Extraordinary Item and of
   Cumulative Effect of Accounting
   Change.........................  $       (3.87) $       (0.22) $        0.17
    Extraordinary item............          (0.05)           --             --
                                    -------------  -------------  -------------
  Income (Loss) Before Cumulative
   Effect of Accounting Change....          (3.92)         (0.22)          0.17
    Cumulative effect of
     accounting change, net of
     tax..........................          (0.25)           --             --
                                    -------------  -------------  -------------
  Net Income (Loss) Per Share.....  $       (4.17) $       (0.22) $        0.17
                                    =============  =============  =============
Weighted average shares for basic
 earnings (loss) per share........         24,092         22,382         22,035
  Effect of dilutive stock
   options........................            --             --              22
                                    -------------  -------------  -------------
Weighted average shares for
 diluted earnings (loss) per
 share............................         24,092         22,382         22,057
                                    =============  =============  =============

                See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                             Common Stock
                         ---------------------                                    Accumulated
                                               Additional            Accumulated     Other     Shareholders'
                                                Paid-in     Notes     Earnings   Comprehensive    Equity
                           Shares    Par Value  Capital   Receivable  (Deficit)     Income       (Deficit)
                         ----------  --------- ---------- ---------- ----------- ------------- -------------
                                                (In thousands, except share amounts)
Balance, January 1,
 1996................... 21,263,828    $213     $64,654    $(1,732)   $ (32,894)    $(1,814)     $ 28,427
 Net income.............        --      --          --         --         5,834         --          5,834
 Preferred stock
  dividends.............        --      --          --         --        (1,965)        --         (1,965)
 Preferred stock
  accretion.............        --      --          --         --          (213)        --           (213)
 Issuances of common
  stock.................  1,153,014      11       2,650        --           --          --          2,661
 Reacquisition of common
  stock.................   (105,000)     (1)       (426)       --           --          --           (427)
 Foreign currency
  translation
  adjustment............        --      --          --         --           --          470           470
 Other..................        --      --          105        --           --          --            105
                         ----------    ----     -------    -------    ---------     -------      --------
Balance, December 31,
 1996................... 22,311,842     223      66,983     (1,732)     (29,238)     (1,344)       34,892
 Net loss...............                --          --         --        (4,987)        --         (4,987)
 Issuances of common
  stock.................    319,300       3         644        --           --          --            647
 Reacquisition of common
  stock.................   (155,238)     (1)       (511)       --           --          --           (512)
 Foreign currency
  translation
  adjustment............                                                             (2,023)       (2,023)
 Other..................        --      --          --        (690)         --          --           (690)
                         ----------    ----     -------    -------    ---------     -------      --------
Balance, December 31,
 1997................... 22,475,904     225      67,116     (2,422)     (34,225)     (3,367)       27,327
                         ----------    ----     -------    -------    ---------     -------      --------
 Net loss...............                --          --         --      (100,532)        --       (100,532)
 Issuances of common
  stock.................  1,941,446      19       8,856                     --          --          8,875
 Reacquisition of common
  stock.................   (159,522)     (2)       (550)       --           --          --           (552)
 Foreign currency
  translation
  adjustment............                                                                (20)          (20)
 Other..................        --      --          --       1,784          --          --          1,784
                         ----------    ----     -------    -------    ---------     -------      --------
Balance, December 31,
 1998................... 24,257,828    $242     $75,422    $  (638)   $(134,757)    $(3,387)     $(63,118)
                         ==========    ====     =======    =======    =========     =======      ========

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1998      1997     1996
                                                     ---------  -------  ------
Net Income (Loss) .................................. $(100,532) $(4,987) $5,834
Other Comprehensive Income (Loss)
  Foreign currency translation adjustments..........       (20)  (2,023)    470
                                                     ---------  -------  ------
    Total Comprehensive Income (Loss)............... $(100,552) $(7,010) $6,304
                                                     =========  =======  ======

                See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998       1997     1996
                                                   ---------  --------  -------
                                                         (In thousands)
Operating Activities
 Net income (loss)...............................  $(100,532) $ (4,987) $ 5,834
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
 Depreciation and amortization...................      9,048     9,595   10,348
 Provision for losses............................     29,679     1,195    1,881
 Provision for deferred income taxes.............    (13,210)   (4,586)   2,127
 Charge for cumulative effect of accounting
  change.........................................      6,000       --       --
 Note receivable write-off.......................      1,784       --       --
 Extraordinary item..............................      1,090       --       --
 Earnings in excess of cash distributions from
  joint ventures and affiliated companies........     (1,044)      (91)    (374)
 Minority interest in net income of
  subsidiaries...................................      7,698    10,867    6,043
 Gain on sale of investment......................        --     (1,018)  (9,384)
 Changes in operating assets and liabilities,
  net of acquisitions and dispositions:
  Contract receivables, net......................    (23,679)  (42,494)   2,638
  Prepaid expenses and other current assets......        506    (2,268)   1,843
  Accounts payable and accrued expenses..........     45,403    41,573  (24,781)
  Deferred revenue...............................      3,484    14,698    7,727
  Income tax payable.............................      1,129       160      --
  Other liabilities..............................      5,954     3,296   (2,202)
 Other operating activities......................     (2,748)      251     (334)
                                                   ---------  --------  -------
   Net Cash Provided by (Used in) Operating
    Activities...................................    (29,438)   26,191    1,366
                                                   ---------  --------  -------
Investing Activities
 Investments in subsidiaries and affiliates, net
  of cash acquired...............................      3,456    (4,074)  (1,317)
 Sales of subsidiaries and/or investments........      2,400    17,028      --
 Purchases of fixed assets.......................     (4,494)   (4,888)  (4,910)
                                                   ---------  --------  -------
   Net Cash Provided by (Used in) Investing
    Activities...................................      1,362     8,066   (6,227)
                                                   ---------  --------  -------
Financing Activities
 Borrowings under revolving credit facility......    139,629   104,500  114,000
 Principal payments on revolving credit
  facility.......................................   (112,875) (121,000) (98,500)
 Proceeds from issuance of senior notes..........        --        --    14,700
 Repurchase of preferred stock...................        --        --   (20,000)
 Distribution of income to minority interest.....    (10,320)  (13,950)  (2,428)
 Change in book overdraft........................      8,395    (2,667)   2,827
 Proceeds from issuances of common stock.........        155       213      383
 Repurchases of common stock.....................        --       (251)     --
 Preferred stock dividends.......................        --        --    (2,615)
 Debt issuance costs.............................     (1,380)     (624)  (1,427)
 Other financing activities......................        --        --       924
                                                   ---------  --------  -------
   Net Cash Provided by (Used in) Financing
    Activities...................................     23,604   (33,779)   7,864
                                                   ---------  --------  -------
Effect of Exchange Rate Changes on Cash..........       (281)     (708)     228
                                                   ---------  --------  -------
Increase (Decrease) in Cash and Cash
 Equivalents.....................................     (4,753)     (230)   3,231
Cash and Cash Equivalents at Beginning of
 Period..........................................     20,020    20,250   17,019
                                                   ---------  --------  -------
Cash and Cash Equivalents at End of Period.......  $  15,267  $ 20,020  $20,250
                                                   =========  ========  =======
Supplemental cash flow information is as follows:
 Cash payments for interest......................  $  20,051  $ 18,649  $24,701
 Cash payments for income taxes..................        936       402      765
 Non-cash transactions:
 Issuance of common stock........................      8,720       434    2,175
 Reacquisition of common stock...................       (552)     (261)    (427)

                See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

  Nature of Operations: ICF Kaiser International, Inc. and subsidiaries (the Company) provides engineering, construction, program management, and consulting services primarily to the public and private environmental, infrastructure, industry, and energy markets domestically and internationally.

  Principles of Consolidation: The consolidated financial statements include all majority-owned or controlled subsidiaries. Investments in unconsolidated joint ventures and affiliated companies are accounted for using the equity method. The difference between the cost of joint venture investments and the Company's underlying equity is amortized on a straight-line basis over the estimated lives of the related investments. All significant intercompany balances and transactions have been eliminated.

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

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

  Foreign Currency Translation: Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected net of tax in shareholders' equity (deficit) as cumulative translation adjustments.

  Cash Equivalents and Restricted Cash: The Company considers all highly liquid financial instruments purchased with maturities of three months or less at date of purchase to be cash equivalents. A short-term restricted cash equivalent of $600,000, supporting an outstanding letter of credit at December 31, 1998, as well as restricted cash balances of the wholly owned insurance subsidiary, totaling $2,441,000 and $1,165,000 at December 31, 1998 and 1997, respectively, were included in prepaid expenses and other current assets on the balance sheet.

  Fixed Assets: Furniture and equipment are carried at cost or fair value at acquisition if acquired through the purchase of a business, and are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are carried at cost and are amortized using the straight-line method over the remaining lease terms.

  Capitalized Software Development Costs: Certain costs, including consulting expenses and internal labor, incurred to develop major software applications for internal Company use, as well as for external software

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES product sales are capitalized and amortized over the estimated useful or economic lives of the software, respectively. Amortization expense of $1,260,000 and $1,049,000 was recognized during 1998 and 1997, respectively.

                                                                  1998    1997
                                                                 ------  ------
   Internal use software........................................ $7,136  $5,444
   External use software........................................    816     321
                                                                 ------  ------
     Total capitalized software.................................  7,952   5,765
   Accumulated amortization..................................... (2,890) (1,680)
                                                                 ------  ------
                                                                 $5,062  $4,085
                                                                 ======  ======

  Goodwill: Goodwill represents the excess of cost of acquired businesses over the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is amortized using the straight-line method over the period for which the Company estimates it will benefit directly from the acquisitions. The range of estimated benefit from the Company's historical acquisitions ranges from five to forty years. The Company periodically evaluates these ranges and the recoverability of goodwill by comparing the estimated future undiscounted operating cash flows for each underlying acquisition to the respective carrying value of goodwill. Management does not believe there has been any impairment in the value of goodwill at December 31, 1998. Accumulated amortization was $20,145,000 and $17,463,000, at December 31, 1998 and 1997, respectively.

  Income Taxes: Deferred tax assets and liabilities represent the tax effects of differences between the financial statement carrying amounts and the tax basis carrying amounts of the Company's assets and liabilities. These differences are calculated based upon the statutory tax rates in effect in the years in which the differences are expected to reverse. The effect of subsequent changes in tax rates on deferred tax balances is recognized in the period in which a tax rate change is enacted. The Company evaluates its ability to realize future benefit from all deferred tax assets and establishes reserve allowances for amounts that may not be realizable.

  Unless otherwise noted, provisions are not made for U.S. income taxes for the undistributed earnings of the Company's foreign subsidiaries because the Company intends to reinvest such earnings in continuing operations indefinitely. Undistributed earnings of foreign subsidiaries for which income taxes have not been provided approximated $3.8 million at December 31, 1998.

  Concentrations of Credit Risk: The Company maintains cash balances primarily in overnight Eurodollar deposits, investment-grade commercial paper, bank certificates of deposit, and U.S. government securities. The Company grants uncollateralized credit to its customers. Approximately 63% of the Company's contract receivables at December 31, 1998, were from agencies of the U.S. government (see Note 4).

  Recent Accounting Pronouncements: In 1998, and for all comparable periods, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130 --Reporting Comprehensive Income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances with non-owner sources.

  Also in 1998, the Company adopted SFAS No. 131--Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 superseded SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. Pursuant to the management approach, the determination of reportable segments is based on the internal organizational formats and management reporting formats used by the Company in making operating, investing, resource allocation and performance assessment. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

  In February 1998, the Financial Accounting Standards Board issued SFAS Statement No. 132--Employers' Disclosures about Pensions and Other Post-retirement Benefits. The Statement merely revises employers' disclosures about pension and other post-retirement benefit plans. The Company adopted the new SFAS No. 132 disclosure requirements in its financial statements for the year ended December 31, 1998 and for all comparable periods.

  In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5-- Reporting on the Costs of Start-Up Activities (SOP 98-5). The SOP requires costs of organization and start-up activities to be expensed as incurred. The Company elected early adoption of SOP 98-5 effective April 1, 1998 and, at that time, reported the cumulative effect of the change as a one-time, non-cash charge of $6,000,000, net of a tax benefit of $2,930,000.

  Reclassifications: Certain reclassifications have been made to the prior-period financial statements contained herein in order to conform to the 1998 presentation.

2.  Liquidity and Capital Resource Outlook

  Management believes that the cash proceeds from the completed EFM sale and the pending Consulting Group sale will yield sufficient short-term liquidity to bridge the Company's financing needs until such time as the Company can secure other longer-term alternatives. Specifically, the cash proceeds from divestitures will be used to retire outstanding cash borrowings from the revolving credit facility, provide required collateral for contract performance guarantees, pay overdue vendor obligations and contribute to supporting the future realigned working capital requirements and capital expenditures of the Company's remaining operations including required interest obligations of the Series B Senior and the Senior Subordinated notes.

  Subsequent to the sale of the EFM and Consulting Groups, however, as well as between the closing dates of the sales, the Company's remaining E&C operations will require access to a revolving credit line containing provisions for access to letters of credit typically required to support certain contract performance obligations. The Company has obtained an amended, $30 million, revolver (the Amended Revolver) from its current lenders through June 30, 1999. The terms of the Amended Revolver include similar restrictive financial covenants as the Revolver and in addition required the Company to collateralize $10.0 million of its total contract performance guarantees which are currently addressed by noncollateralized letters of credit. In the event that access to a replacement revolving line cannot be secured by June 30, 1999, the Company will have to use available cash, generated largely from asset sales; to collateralize its contract performance guarantees.

  In the event the Consulting Group sale is not consummated, the Company believes the cash flows from ongoing operations of the Consulting Group, Kaiser-Hill, and the E&C Group would most likely generate sufficient collateral, in the form of current trade accounts receivable, to adequately support a borrowing base to secure the size of revolving credit line needed to fund short-term borrowing needs of the Company's remaining operations, as well as the letter-of-credit capacity needed primarily by the E&C Group. A factor critical, however, to the Company's success in securing a sufficient and affordable working capital facility in the near term, in all of the above scenarios, is its ability to remove sufficient overhead costs from remaining operations and demonstrate improved operating results. Although management believes it will be able to accomplish these milestones, there can be no assurance that it will be able to do so.

  Regardless of the outcome of the pending Consulting Group sale, over the long term the Company will need to realign its capital structure. Assuming the sale of the Consulting Group is completed, the net proceeds may be used to reinvest in the Company's business, pay down debt on the Amended Revolver or offer to purchase the Company's outstanding Notes. The Company is considering alternatives for the use of the net proceeds of the Consulting Group sale and the realignment of its capital structure. These alternatives will include means by which the Company's outstanding debt may be reduced to levels that can be supported by cash flows of the remaining operations.

  The Company also will continue to explore options that would provide additional capital for longer-term objectives and operating needs, including the possibility for divestiture of additional operating assets, replacements for the Company's long-term debt, and additional equity infusions.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

3. Acquisitions and Dispositions

  Acquisition of ICT Spectrum: On February 17, 1998, the Company's Board of Directors approved the acquisition of ICT Spectrum Constructors, Inc., a construction contractor, based in Boise, Idaho, specializing in construction management of fabrication plants and other facilities for semiconductor and microelectronics customers. Each share of ICT Spectrum stock was exchanged for shares of ICF Kaiser stock, resulting in the issuance of 1.5 million shares of ICF Kaiser common stock and a total purchase price of $8,040,000. The acquisition of $18.5 million in total assets and $13.7 million in total liabilities accounted for as a purchase, resulted in approximately $4.8 million in goodwill, which is being amortized over 12 years. The purchase was completed on March 19, 1998 and the Company's Consolidated Statement of Operations includes the operating results of the acquired entity from January 1, 1998.

  The exchanged ICF Kaiser shares carry the guarantee that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event that the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock, depending upon the Company's preference. Pursuant to the terms of the Agreement, however, the total number of contingently issuable shares of common stock cannot exceed an additional
1.5 million. Given the quoted fair market value of the Company's common stock at December 31, 1998 was $1.44 per share, and that the Company's current debt instruments restrict the amount of cash that can be used for acquisitions, the assumed issuance of an additional 1.5 million shares would not completely extinguish the purchase price contingency. Any future distribution of cash or common stock would be recorded as a charge to the Company's paid-in-capital.

  Until the earlier of the contingent purchase price resolution or March 1, 2001, any additional shares assumed to be issued because of shortfalls in fair market value will be included in the Company's diluted earnings per share calculations, unless they are antidilutive. The exchanged shares also contain restrictions preventing their sale prior to March 1, 2001.

  Sale of the Environment and Facilities Management Group (EFM): On March 9, 1999, the Company entered into a definitive asset purchase agreement (the EFM Agreement) with The IT Group, Inc. (IT) for the sale of the Company's Environment and Facilities Management Group (EFM), exclusive of the Kaiser-Hill subsidiary. Pursuant to the terms of the EFM Agreement, on April 9, 1999, the Company sold the majority of the active contracts and investments, and transferred a substantial number of employees of EFM to IT for a cash purchase price of $82 million, less $8 million retained by IT for EFM's working capital requirements.

  Intent to sell the Consulting Group: In March 8, 1999, the Company signed a non-binding letter of intent for the sale of its Consulting Group to CM Equity Partners, L.P. and the Group's management. While final terms of the sale are being negotiated, the transaction is expected to be completed by mid-year 1999.

  Sale of Gary PCI: In December 1996, the Company sold the majority of its investment in Gary PCI Ltd. L.P. (owners of pulverized coal injection operations) and a related entity and certain related contractual rights for $16.6 million resulting in a $9.4 million pretax gain. The buyer exercised an option on January 5, 1998, to purchase the remaining equity investment for $2.4 million. The Company recognized a total pretax gain of $1.0 million during 1997 as the carrying value of the option was increased to reflect fair market value. The sales price for both installments was included in other current assets in the accompanying balance sheets and was collected in January of each of the subsequent years.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

4. Contract Receivables

  Contract receivables consisted of the following at December 31 (in thousands):

                                                              1998      1997
                                                            --------  --------
   U.S. government agencies:
     Currently due......................................... $ 20,193  $ 19,650
     Retention.............................................    3,030     2,695
     Unbilled..............................................  156,025   114,921
                                                            --------  --------
                                                             179,248   137,266
                                                            --------  --------
   Commercial clients and state and municipal governments:
     Currently due.........................................   74,184    97,909
     Retention.............................................   21,267    18,952
     Unbilled..............................................   20,229    17,045
                                                            --------  --------
                                                             115,680   133,906
                                                            --------  --------
                                                             294,928   271,172
   Less allowances for uncollectible receivables...........  (10,850)   (7,142)
                                                            --------  --------
                                                            $284,078  $264,030
                                                            ========  ========

  Unbilled receivables result from revenue that has been earned but not billed. The unbilled receivables can be invoiced at contractually defined intervals or milestones, as well as upon completion of the contract or the U.S. government cost audit. Retention balances are billable at contract completion or upon attainment of other specified contract milestones. Other unbilled amounts consist primarily of indirect costs that will be billed on cost-reimbursable government contracts upon completion of applicable cost audits by the government. Consistent with industry practice, these receivables are classified as current assets. The balance of unbilled receivables with U.S. government agencies includes $5.3 million in claims to which the Company believes it is entitled, and recovery of which may take more than one year. The Company anticipates that the remaining unbilled receivables will be substantially billed and collected within one year.

  In 1996, the Company accelerated its process for obtaining approval from the U.S. government to invoice certain indirect costs on cost-reimbursable contracts, prior to the completion of government audits of such costs. The net effect of the accelerated ability to invoice these costs resulted in the recognition of approximately $3.3 million of Consulting Group gross revenue and operating income in 1996.

5. Joint Ventures and Affiliated Companies

  The Company has ownership interests in certain unconsolidated corporate joint ventures and affiliated companies. The Company's net investments in and advances to these corporate joint ventures and affiliated companies totaled $7.7 million and $7.0 million at December 31, 1998 and 1997, respectively. Combined

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES summarized financial information of all of the Company's unconsolidated corporate joint ventures and affiliated companies as of December 31, was as follows (in thousands):

                                                         1998    1997    1996
                                                        ------- ------- -------
   Current assets...................................... $20,390 $23,661 $26,558
   Non-current assets..................................  12,462  10,182   7,887
   Current liabilities.................................  21,602  20,479  13,314
   Non-current liabilities.............................   2,641     --       53
   Gross revenue.......................................  24,546  41,285  28,742
   Net income..........................................   5,318   7,522  11,930

  With the intent of significantly restructuring fixed operating leases for the Company's corporate headquarters, the Company paid $1.5 million on November 12, 1997, for a 40% ownership interest in a limited liability company (the LLC) that leases the land and owns the buildings leased primarily by the Company for its corporate headquarters. The Company is committed to make additional annual capital contributions to the LLC totaling $600,000 annually during each of the first three years and $700,000 annually during each of the fourth through ninth years of the LLC. The ownership in the LLC will increase to 16% in fixed annual 2.4% increments in each of the eleventh through fifteenth years of the agreement. Transaction costs totaling $1.7 million were capitalized and will be amortized over the estimated 15-year life of the LLC.

6. Debt

  The Company's long-term debt was as follows at December 31 (in thousands):

                                                                1998     1997
                                                              -------- --------
   12% Senior Subordinated Notes due 2003.................... $125,000 $125,000
   12% Senior Notes due 2003, Series B.......................   15,000   15,000
   Revolving credit facility.................................   30,729    4,000
   Other notes...............................................      --        15
                                                              -------- --------
                                                               170,729  144,015
   Less unamortized discount.................................    2,512    2,996
                                                              -------- --------
                                                               168,217  141,019
   Less current maturities...................................   30,729       15
                                                              -------- --------
                                                              $137,488 $141,004
                                                              ======== ========

  All long-term debt, net of current maturities, outstanding at December 31, 1998, is due in 2003.

  Background to 1998 financing developments: In 1998, the Company realized that it was going to incur significant cost overruns on four large fixed-price contracts to construct plants to produce nitric acid (the Nitric Acid Projects). Due to the significant risks, difficulties and uncertainties involved in estimating the total costs to complete these large fixed price projects, the Company increased the total completed project cost estimates several times in 1998. Given the completion cost uncertainties and the inability to finitely determine the impact

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES of the losses on the Company's liquidity and financing sources, management immediately pursued options for additional financing sources and flexibilities. In addition to seeking a replacement revolving credit facility, the Company's Board of Directors also began considering and pursuing other potential alternatives, including, but not limited to, the sale of a portion of the Company.

  Revolving Credit Facility: As a result of the sourcing activities, the Company successfully entered into a new revolving credit facility (the Revolver) on December 18, 1998 which offered additional flexibility and access to additional cash borrowings as compared to the predecessor revolving facility. The new Revolver provides for cash borrowings and letters of credit up to an aggregate of $60 million. The total available credit is based on a percentage of eligible billed and unbilled accounts receivable, up to the $60 million maximum. The Company and certain of its subsidiaries, which are guarantors of the Revolver, have pledged their stock and granted a security interest in certain accounts receivable and other assets. The Revolver limits the payments of cash dividends on common stock, prohibits the issuance of certain types of additional indebtedness, limits certain investments and acquisitions, limits the amount of outstanding letters of credit to $35 million, prohibits the sale of certain assets, and requires the maintenance of specified financial ratios.

  The Revolver contains provisions for prime interest rate borrowings with margins dependent upon the Company's financial operating results, and expires on December 18, 2000. As of December 31, 1998, the Company had $30.7 million in cash borrowings and $26.7 million of letters of credit outstanding under the Revolver. The letters of credit outstanding under the Revolver are in support of contract performance guarantees, primarily on international projects. The weighted average interest rate incurred on revolver borrowings for 1998 and 1997 was 8.9% and 8.5%, respectively. As of December 31, 1998, the Company had $2.6 million of additional credit available from the Revolver.

  Soon after obtaining the Revolver, the Company again increased the estimate of the total Nitric Acid Projects cost overruns by an additional $19 million. This material adverse change to the Company's financial condition triggered a technical event of default pursuant to the Revolver's terms. Subsequent to the event of default, the lender did permit the Company to borrow and obtain letters of credit pursuant to all other terms of the Revolver, primarily conditioned on the Revolver provision that proceeds from asset sales be used to repay outstanding cash borrowings. That provision combined with the fact that the Company was actively pursuing the sale of significant operating assets was sufficient assurance for the lenders to continue to permit the use of the facility until such time as an asset sale was completed. On April 9, 1999, the Company completed the sale of its EFM Group (Note 3) and used $36 million of the sale proceeds to extinguish outstanding Revolver cash borrowings. The Company has also received a commitment from the Revolver's financial institutions for an amendment to the Revolver (the Amended Revolver) providing for cash borrowing and letters of credit up to an aggregate of $30 million. The Amended Revolver will expire on June 30, 1999 and will also require the Company to provide $10.0 million in cash collateral for existing letters of credit.

  Extraordinary Item: Proceeds totaling $25,000,000 from the Revolver were used to repay all outstanding amounts from the former revolving credit facility. Accordingly, the Company wrote off the unamortized balance of the capitalized costs related to the original issue the debt and recognized an extraordinary charge of $1,090,000. The Company did not recognize any income tax benefit associated with this charge.

  Senior and Subordinated Notes: On December 23, 1996, the Company privately issued 15,000 Units, each Unit consisting of $1,000 principal amount of 12% Senior Notes due in 2003, Series A (Series A Senior Notes), and 7 warrants, each to purchase one share of the Company's common stock at an exercise price of $2.30 per share. The warrants contain certain anti-dilution provisions and expire on December 31, 1999. Payment of the

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES principal, premium if any and interest on the Series A Senior Notes are unconditionally guaranteed by 10 of the Company's wholly owned subsidiaries (Note 16). The discounted issue price of $14.7 million was allocated to the warrants and the notes in the amounts of $0.1 million and $14.6 million, respectively.

  In January 1997, the Company registered $15.0 million of 12% Senior Notes due in 2003, Series B (Series B Senior Notes) with the U.S. Securities and Exchange Commission. In March 1997 the Company completed the exchange of the Series B Senior Notes for Series A Senior Notes. The terms of the Series B Senior Notes are substantially identical (including principal amount, interest rate, and maturity) to the terms of the Series A Senior Notes. Interest has and will continue to accrue at 13% until the Company achieves and maintains a specified level of earnings.

  On January 11, 1994, the Company issued 125,000 Units, each consisting of $1,000 principal amount of the Company's 12% Senior Subordinated Notes due 2003 (Subordinated Notes) and 4.8 warrants, each to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The warrants expired on December 31, 1998. In March 1996, the interest rate on the Subordinated Notes was increased by 1% until the Company achieves and maintains a specified level of earnings. The Company's obligations under the Subordinated Notes are subordinate to its obligations under the Company's revolving credit facility and the Series B Senior Notes.

  Interest payments are due semiannually on the Series B Senior Notes and the Subordinated Notes (collectively, the Notes). Subsequent to December 31, 1998, the Company may prepay the Notes at a premium. The indentures governing the Notes contain business and financial covenants, including restrictions on additional indebtedness, dividends, acquisitions and certain types of investments, and asset sales. At December 31, 1998, the fair value, derived from the average of quoted financial institution market prices, of the Series B Senior Notes and Subordinated Notes was approximately $15.0 million and $75.0 million, respectively. The capitalized balance of Note issuance costs totaled $3.3 million and $4.0 million, respectively, at December 31, 1998 and 1997, and are being amortized over the Note terms.

  Kaiser Hill Receivables Purchase Facility: The Company's Kaiser-Hill subsidiary has a $50 million receivables purchase facility to support its working capital requirements for a U.S. Department of Energy contract. The receivables purchase facility contains certain program fees, requires the subsidiary to maintain a specified tangible net worth, and contains certain letter-of-credit and default provisions for delinquent receivables. The receivables purchase facility expires on June 30, 1999, and is non-recourse to the Company and its other consolidated subsidiaries.

7. Capital Stock

  Notes Receivable Collateralized by Common Stock: Certain current and former members of senior management have outstanding notes to the Company for which 396,849 shares of the Company's common stock serve as the primary collateral. Several of the managers left the employ of the Company in 1998 and the related amount of note principal in excess of the then fair market value of the collateral shares totaling $1,784,000 was expensed. Subsequent to December 31, 1998, all of the notes were called or came due and all of the collateral shares were tendered to the Company in lieu of note payment.

  Shareholder Rights Plan: The Shareholder Rights Plan (Rights Plan) provides the Board of Directors (the Board) with the ability to negotiate with a person or group that might, in the future, make an unsolicited attempt to acquire control of the Company. The Rights Plan provides for one Right (Right) for each outstanding share of the Company's common stock. Each right entitles the holder to purchase 1/100 of a share of Series 4 Junior Preferred Stock at a purchase price of $50. The Rights generally may cause substantial dilution to a person or

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES group that attempts to acquire the Company on terms not approved by the Board. The Rights expire on January 13, 2002.

  Preferred Stock: The Company's 200 shares of Series 2D Senior Preferred Stock were redeemed in 1996 for $20 million. The other authorized classes of preferred stock consist of 200 shares of Series 1 Junior Convertible Preferred Stock, par value $0.01 per share and 500,000 shares of Series 4 Junior Preferred Stock, par value $0.01 per share. There were no preferred shares issued or outstanding as of December 31, 1998 or 1997.

8. Earnings Per Share

  Basic EPS excludes dilution and is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted EPS includes the weighted-average effect of dilutive securities outstanding during the period. Summary information of other common stock equivalents not included in the 1998 and 1997 per share calculations because of their anti-dilutive impact is as follows:

                                 Weighted-
 Year Ended      Number of        Average      Range of
 December      Other Common      Remaining     Exercise    Weighted-Average
 31,         Stock Equivalents Contract Life    Prices      Exercise Price
 ----------  ----------------- ------------- ------------- ---------------- ---
  1998......     3,390,290       2.5 years   $1.24 - $6.87      $2.96
  1997......     3,475,077       2.1 years   $1.90 - $6.90      $3.83

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

9 Income Taxes

  The components of income (loss) used to compute the provision (benefit) for income taxes for the years ended December 31 were as follows (in thousands):

                                                     1998     1997     1996
                                                   --------  -------  -------
   Income (loss) before income taxes and minority
    interests:
     Domestic....................................  $(97,791) $   675  $13,900
     Foreign.....................................       690    1,886      584
                                                   --------  -------  -------
                                                   $(97,101) $ 2,561  $14,484
                                                   ========  =======  =======
   Provision (benefit) for income taxes:
     Federal:
       Current...................................  $    --   $   129  $   --
       Deferred..................................   (10,341)  (4,231)   1,660
                                                   --------  -------  -------
                                                    (10,341)  (4,102)   1,660
                                                   --------  -------  -------
     State:
       Current...................................       232      374       55
       Deferred..................................    (2,747)    (854)     864
                                                   --------  -------  -------
                                                     (2,515)    (480)     919
                                                   --------  -------  -------
     Foreign:
       Current...................................     1,621      764      425
       Deferred..................................      (122)     499     (397)
                                                   --------  -------  -------
                                                      1,499    1,263       28
                                                   --------  -------  -------
                                                   $(11,357) $(3,319) $ 2,607
                                                   ========  =======  =======

  The effective income tax provision (benefit) varied from the federal statutory income tax provision (benefit) because of the following differences (in thousands):

                                                     1998     1997     1996
                                                   --------  -------  ------
   Income tax (benefit) computed at federal
    statutory tax rate............................ $(33,014) $   896  $5,069
   Change in tax (benefit) from:
     Goodwill amortization........................    1,102    1,024     996
     Minority interest earnings...................   (2,617)  (3,803) (2,115)
     State income taxes...........................   (2,548)    (312)    597
     Foreign taxes................................    2,908      316    (427)
     Valuation allowance..........................   22,031      --   (2,100)
     Stock redemption.............................      646      --      --
     Business meals and entertainment.............      455      342     449
     Research and experimentation credits.........     (551)  (1,881)    --
     Other........................................      231       99     138
                                                   --------  -------  ------
                                                     21,657   (4,215) (2,462)
                                                   --------  -------  ------
                                                   $(11,357) $(3,319) $2,607
                                                   ========  =======  ======

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

  The tax effects of the principal temporary differences and carryforwards that give rise to the Company's deferred tax asset (net) are as follows (in thousands):

                                                                1998     1997
                                                              --------  -------
   Reserves for adjustments and allowances................... $ 23,686  $13,162
   Vacation and incentive compensation accruals..............    5,264    3,275
   Tax credit carryforwards..................................    3,008    2,472
   Net operating loss carryforwards..........................   25,899      555
   Gain on sale of investment................................      155     (767)
   Restricted stock..........................................    2,669      --
   Unbilled revenue..........................................   (2,616)  (1,680)
   Other.....................................................      253     (516)
                                                              --------  -------
                                                                58,318   16,501
   Valuation allowance.......................................  (23,645)  (1,220)
                                                              --------  -------
                                                              $ 34,673  $15,281
                                                              ========  =======

  Certain components of the deferred tax asset at December 31, 1998 are subject to expiration: $0.5 million of the $25.9 million of net operating loss carryforwards expire within the next five years, and the remaining
$25.4 million expire by 2018; $1.0 million of the $3.0 million tax credit carryforwards have no expiration and $2.0 million expire by 2012. The ability to derive benefit from these carryforwards in the future is dependant on the Company's ability to generate sufficient taxable income prior to the expiration dates.

  The Company provided for an additional valuation allowance of $22.4 million in 1998 as management believes that the Company is not currently assured of being able to derive future benefit from a portion of the deferred tax asset. The Company believes that expected levels of pretax earnings, including anticipated gains from the divestiture of portions of the Company will generate sufficient future taxable income to be able to realize the net $34.7 million deferred tax asset within the next year. Until such sales are finalized, however, the valuation allowance is deemed necessary. Additionally, in the event that the Company does not generate significant additional taxable income, either through asset sales or through profitable operations, the Company's ability to fully utilize the deferred tax assets could be reduced. The remaining $1.2 million of the valuation allowance at December 31, 1998 is attributed to foreign income tax benefits also not currently assured of realization.

10. Leases

  Annual future minimum payments and corresponding receipts on noncancelable operating leases and subleases, respectively, for office space and equipment with initial or remaining terms in excess of one year at December 31, 1998 are as follows, net of the amount of EFM Lease commitments sold on April 9, 1999 (Note 3) (in thousands):

                                                                Lease   Sublease
   Year                                                         Amount   Amount
   ----                                                        -------- --------
   1999....................................................... $ 16,781 $ 4,512
   2000.......................................................   14,304   2,346
   2001.......................................................   11,113     524
   2002.......................................................    9,611     535
   2003.......................................................    8,823     498
   Thereafter.................................................   71,203   2,715
                                                               -------- -------
                                                               $131,835 $11,130
                                                               ======== =======

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

  The total rental expense for all operating leases was $28,733,000, $27,576,000, and $31,686,000 for the years ended December 31, 1998, 1997, and
1996, respectively. Sublease rental income was $5,482,000, $4,617,000, and $3,887,000 for the years ended December 31, 1998, 1997, 1996, respectively.

11. Benefits and Compensation Plans

  Employee Stock Purchase Plan: The Company's Stock Purchase Plan provides for the sale of up to 2.0 million shares of common stock to all eligible employees. Employees may elect to withhold up to 10% of annual base earnings for the purchase of the Company's common stock. Options to purchase shares of common stock are offered quarterly with a purchase price equal to 90% of the lower of the closing market price on the first trading day of the month preceding the quarter or the last trading day of the quarter. During the years ended December 31, 1998 and 1997, respectively, 98,551 and 101,927 shares were sold under the plan. Operation of the Plan was suspended effective March 31, 1999.

  Fixed Stock Option Plans: A Stock Incentive Plan (Incentive Plan) provides for the issuance of options, stock appreciation rights, restricted shares, and restricted stock units of up to an aggregate of 6.0 million shares of the Company's common stock. Awards are made to employees at the discretion of the Compensation and Human Resources Committee of the Board (Committee). Vesting periods, determined by the Committee, are generally in equal installments over three to six years. At December 31, 1998, 1,114,738 shares were available for grant under this plan.

  On February 28, 1997, the Board of Directors adopted the Non-Employee Directors Compensation and Phantom Stock Plan under which non-employee directors are given phantom stock awards (PSA's). In lieu of option grants, each non-employee director of the Company will be granted a PSA equal to $20,000 worth of common stock on the date of grant. Three years after the PSA grant, the Company will pay each non-employee director, in cash, the value of the shares to which the PSA relates. Any increases in value of the PSA after the date of grant and prior to the cash payment will be expensed in the period of the value increase. PSA's granted in 1998 and 1997 totaled 49,126 and 48,545, respectively, with initial share values of $2.85 and $2.06, respectively. Expense associated with this plan of $76,000 and $83,000 was recognized in 1998 and 1997, respectively.

  The precursor to the above plan was the Non-Employee Directors Stock Option Plan (Non-Employee Plan) which provided each non-employee director of the Company an immediately exercisable option to purchase 3,000 shares of the Company's common stock for each year of service. The Non-Employee Plan does not specify a maximum number of available shares. As of December 31, 1998, there are 135,000 shares of common stock reserved for issuance upon the exercise of options granted under this plan and 60,000 are outstanding. This Plan was suspended following adoption of the Non-Employee Directors Compensation and Phantom Stock Plan.

  The Company's Consultants, Agents, and Part-Time Employees Stock Option Plan (Consultants Plan) provides for the issuance of options or restricted shares of up to 1.0 million shares of the Company's common stock to consultants, agents, and part-time employees. The vesting period is a minimum of one year. In 1998, 100,000 options were granted and 200,000 options were granted in 1997. At December 31, 1998, there were 688,200 options available for grant. In 1997, 100,000 of the options granted contained a provision for a cash payment equal to one half of the difference between $4.00 and the lesser average market price through December 19, 1998.

  All three plans provide that the option or grant price is not to be less than the fair market value on the date of grant. Under the Incentive and Non-Employee Directors Plans, an option's maximum term is 10 years. As of December 31, 1998, there have been no options granted under these plans with terms greater than five years. An option's maximum term under the Consultants Plan is five years.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

  A summary of stock option activity under all option plans is as follows:

                                                               Weighted-Average
                                     Shares     Option Price    Exercise Price
                                    ---------  --------------- ----------------
   Balance, January 1, 1996........ 2,451,673  $2.34 to $17.00      $5.16
   Granted.........................   187,200  $1.90 to $3.77       $3.30
   Expired.........................  (451,940) $2.50 to $17.00      $8.69
   Exercised.......................    (4,002) $3.00 to $3.50       $2.68
                                    ---------
   Balance, December 31, 1996...... 2,182,931  $1.90 to $9.59       $4.29
   Granted.........................   885,019  $1.91 to $4.00       $2.39
   Expired.........................  (572,961) $2.23 to $9.59       $5.77
                                    ---------
   Balance, December 31, 1997...... 2,494,989  $1.90 to $6.90       $3.27
   Granted......................... 1,175,500  $1.24 to $2.99       $1.95
   Expired.........................  (659,957) $1.90 to $6.07       $3.92
   Exercised.......................      (330) $2.23                $2.23
                                    ---------
   Balance, December 31, 1998...... 3,010,202  $1.24 to $4.42       $2.62
                                    =========  ===============      =====

  Options exercisable at December 31, 1998 and 1997, were 1,408,203 and 1,217,617, respectively. The weighted-average remaining contractual life on options outstanding at December 31, 1998, was 2.8 years. There were 87,501 exercisable options outstanding at a price below the fair market value of the Company's common stock at December 31, 1998.

  The following is a summary of fixed stock options outstanding at December 31, 1998:

                                    Options Outstanding                     Options Exercisable
                     -------------------------------------------------- ----------------------------
                                   Weighted-Average
      Range of         Number          Remaining       Weighted-Average   Number    Weighted-Average
   Exercise Prices   Outstanding Contract Life (years)  Exercise Price  Exercisable  Exercise Price
   ---------------   ----------- --------------------- ---------------- ----------- ----------------
       <$1.90           560,000        3.5 years            $1.34          87,501        $1.34
   $1.90 to $2.50     1,292,830        3.7 years            $2.31         342,621        $2.19
   $2.51 to $3.50       451,234        1.4 years            $2.91         373,409        $2.90
   $3.51 to $5.00       706,138        1.5 years            $4.01         604,672        $3.99

  Pro Forma Compensation Cost: Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS No. 123), encourages companies to adopt a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As alternatively provided by SFAS No. 123, however, the Company elects to provide pro forma fair value disclosures for stock-based compensation. Accordingly, had compensation cost been recognized for awards granted under the Company's stock plans during the years ended December 31, 1998, 1997, and 1996, respectively, the net loss would have been $(101.3) million, [$(4.20) per share], $(5.7) million, [$(0.26) per share], and $5.2 million [$0.14 per share]. These per share amounts reflect basic and diluted earnings per share.

  The fair value of each option grant under the fixed-price option plans and the fair value of the employees' purchase rights under the employee stock purchase plan are estimated on the date of grant for pro forma computations using the Black-Scholes option-pricing model. The dividend yield was assumed to be zero for both

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES periods below. The weighted-average of all other significant assumptions of weighted-average fair value of grants made during the years ended December 31 are as follows:

                                                  1998       1997       1996
                                                ---------  ---------  ---------
   Fixed Stock Option Plans:
     Volatility................................      71.6%      61.4%      63.4%
     Risk-free interest rate...................       5.2%       6.2%       5.8%
     Expected lives............................ 5.0 years  5.0 years  5.0 years
     Fair value of grants......................     $1.20      $1.22      $1.92
   Employee Stock Purchase Plan:
     Volatility................................      71.6%      61.4%      63.4%
     Risk-free interest rate...................       4.7%       5.1%       5.0%
     Expected lives............................ 0.3 years  0.3 years  0.3 years
     Fair value of grants......................     $0.36      $1.40      $0.95

  Retirement Benefits Plans: The Company sponsors several retirement benefit plans covering substantially all employees who meet minimum length of service requirements. These plans include a defined-contribution retirement plan that provides for contributions by the Company based on a percentage of covered compensation, and a 401(k) Plan that allows employees to defer portions of their salary, subject to certain limitations. Total expense for these plans for the years ended December 31, 1998, 1997, and 1996, was $7,383,000, $7,266,000, and $7,427,000, respectively. As of December 31, 1998, the
Retirement Plan, 401(k) Plan, and a discontinued Employee Stock Ownership Plan owned 849,908, 417,176, and 1,519,200 shares, respectively, of the Company's common stock.

  Collective Bargaining Agreements: Certain of the Company's employees are covered by union-sponsored, collectively bargained, multi-employer benefit plans. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. Pension expense for these plans was $413,000, $482,000, and $9,097,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

  Postemployment Benefit Plan: The Company also continues to fulfill the provisions of a previously curtailed plan which provides certain medical and dental benefits to a group of former retirees. The benefits, which are limited to a fixed amount, are funded to the insurance company as participants' insurance claims are reimbursed. The benefit cost for this curtailed plan for the years ended December 31 consisted of the following (in thousands):

                                                           1998   1997    1996
                                                           -----  -----  ------
   Interest cost.......................................... $ 359  $ 412  $  525
   Amortization of transition obligation..................   980    980     980
   Amortization of unrecognized net gain..................  (591)  (563)   (409)
                                                           -----  -----  ------
   Net benefit charge..................................... $ 748  $ 829  $1,096
                                                           =====  =====  ======

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

  Because there are no new particpants in this plan, there is no current service cost. The change in the status of the plan as of December 31 was as follows (in thousands):

                                                               1998     1997
                                                              -------  -------
   Benefit obligation at January 1,.......................... $ 5,508  $ 6,161
     Service cost............................................     --       --
     Interest cost...........................................     359      412
     Benefits paid...........................................    (740)    (856)
     Actuarial gain..........................................    (248)    (209)
                                                              -------  -------
   Benefit obligation at December 31,........................   4,879    5,508
     Unamortized transition obligation.......................  (8,487)  (9,467)
     Unrecognized net gain...................................   5,920    6,263
                                                              -------  -------
   Net benefit obligation liability at December 31,.......... $(2,312) $(2,304)
                                                              =======  =======

  The discount rate for both 1998 and 1997 was 7%. The 1998 health-care cost trend rate is 5%, effective until 2013 when the cost will be in excess of the Company's maximum obligation. If the trend rate were increased by 1% for each year, the benefit obligation as of December 31, 1998 would increase by approximately $148,000 or 3%. The transition obligation is being amortized over 14.5 years.

12. Major Customers, Business Segments, and Foreign Operations

  Major Customers: Gross revenue from the U.S. Department of Energy totaled $653,631,000, $622,190,000, and $866,361,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

  Business Segments: In 1998, the Company adopted Statement of Financial Accounting Standards No. 131--Disclosures About Segments of an Enterprise and Related Information (SFAS 131) which requires the reporting of certain financial information by business segment. For purposes of providing segment information, the Company's four business segments are:

  . the Engineers and Constructors Group (E&C) which provides engineering and construction services to commercial and state and local entities in the areas of industry, infrastructure, transportation, and microelectronics;

  . the Environment and Facilities Management Group (EFM) which oversees major program management and technical support contracts for U.S. government agencies;

  . the Kaiser-Hill Company, LLC (Kaiser-Hill) which performs and manages the Department of Energy's multibillion-dollar management contract at Rocky Flats;

  . the Consulting Group (Consulting) which provides energy, information technology, environmental, economic, and community development consulting services to industry and governmental clients as well as private-sector environmental clients.

  These segments are used for internal management purposes primarily because of the similarities in products and services, customers, and regulatory environments. The operating results include all activities that had sole direct benefit to the respective segment. Operating activities that are deemed to benefit more than one segment are managed by the Company and are not allocated to the segments. Asset information by reportable segment is not reported, because the Company does not maintain or use such information for internal management purposes.

  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the Company allocates some expenses to the operating segments

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments are as follows (in thousands):

                                                                          Intersegment
                             Kaiser-Hill    E&C        EFM     Consulting Eliminations  Other    Total
                             ----------- ---------  ---------  ---------- ------------ ------- ----------
1998
Gross Revenue...............  $ 632,600  $ 374,100  $ 105,300   $105,400    $(6,979)   $       $1,210,421
 Subcontracts and
  materials.................   (478,100)  (242,890)   (53,300)   (23,700)     3,196              (794,794)
 Provision for contract
  losses....................        --     (76,210)       --         --                    --     (76,210)
 Equity income of
  affiliates................        --         --         --         --         --       6,045      6,045
                              ---------  ---------  ---------   --------    -------    ------- ----------
Service Revenue.............    154,500     55,000     52,000     81,700     (3,783)     6,045    345,462
Operating Expenses:
 Direct labor and fringe....    138,300     78,300     26,600     38,100      1,262               282,562
 General and
  administrative............        --      48,800     19,800     29,800     (6,249)       --      92,151
                              ---------  ---------  ---------   --------    -------    ------- ----------
Segment Income/(Loss).......  $  16,200  $ (72,100) $   5,600   $ 13,800      1,204      6,045    (29,251)
                              =========  =========  =========   ========    =======
 Corporate overhead.........                                                            22,983     22,983
 Depreciation/amortization..                                                             9,048      9,048
 Severance and
  restructuring.............                                                             9,407      9,407
 Other unusual charges......                                                             7,672      7,672
                                                                                               ----------
Operating Income/(Loss).....                                                                   $  (78,361)
                                                                                               ==========
1997
Gross Revenue...............  $ 588,700  $ 337,800  $  88,100   $ 93,100    $   416    $       $1,108,116
 Subcontracts and
  materials.................   (421,200)  (199,100)   (34,300)   (21,800)    (1,031)             (677,431)
 Provision for contract
  losses....................                (6,900)                                                (6,900)
 Equity income of
  affiliates................        --         --         --         --         --       2,301      2,301
                              ---------  ---------  ---------   --------    -------    ------- ----------
Service Revenue.............    167,500    131,800     53,800     71,300       (615)     2,301    426,086
Operating Expenses:
 Direct labor and fringe....    145,500     80,100     30,800     33,300       (129)              289,571
 General and
  administrative............        --      42,700     18,900     26,100       (908)       --      86,792
                              ---------  ---------  ---------   --------    -------    ------- ----------
Segment Income/(Loss).......  $  22,000  $   9,000  $   4,100   $ 11,900        422      2,301     49,723
                              =========  =========  =========   ========    =======
 Corporate overhead.........                                                            22,059     22,059
 Depreciation/amortization..                                                             9,595      9,595
                                                                                               ----------
Operating Income............                                                                   $   18,069
                                                                                               ==========
1996
Gross Revenue...............  $ 544,000  $ 266,800  $ 355,600   $ 86,900    $(4,857)   $       $1,248,443
 Subcontracts and
  materials.................   (376,000)  (128,600)  (200,200)   (18,500)     2,958              (720,342)
 Equity income of
  affiliates................        --         --         --         --         --       4,015      4,015
                              ---------  ---------  ---------   --------    -------    ------- ----------
 Service Revenue............    168,000    138,200    155,400     68,400     (1,899)     4,015    532,116
Operating Expenses:
 Direct labor and fringe....    155,100     75,300    121,600     28,900       (500)              380,400
 General and
  administrative............        --      53,100     14,800     26,000      1,847        --      95,747
                              ---------  ---------  ---------   --------    -------    ------- ----------
Segment Income/(Loss).......  $  12,900  $   9,800  $  19,000   $ 13,500     (3,246)     4,015     55,969
                              =========  =========  =========   ========    =======
 Corporate overhead.........                                                            24,441     24,441
 Depreciation/amortization..                                                            10,348     10,348
                                                                                               ----------
Operating Income............                                                                   $   21,180
                                                                                               ==========

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

  Foreign Operations: Gross revenue and operating income from foreign operations and foreign assets of all consolidated subsidiaries were as follows for the years ended December 31 (in thousands):

                                                 1998        1997       1996
                                              ----------  ---------- ----------
   Foreign gross revenue:
     Europe.................................. $   89,155  $   86,937 $   37,105
     Asia-Pacific............................     31,460      44,871     31,327
     Other...................................      1,387      25,876      3,676
                                              ----------  ---------- ----------
                                                 122,002     157,684     72,108
   Domestic gross revenue....................  1,088,419     950,432  1,176,335
                                              ----------  ---------- ----------
       Total gross revenue................... $1,210,421  $1,108,116 $1,248,443
                                              ==========  ========== ==========
   Foreign operating income (loss):
     Europe.................................. $    2,106  $   11,153 $    1,346
     Asia-Pacific............................      2,068       2,209      1,002
     Other...................................    (22,457)        785       (422)
                                              ----------  ---------- ----------
                                                 (18,283)     14,147      1,926
   Domestic operating income (loss)..........    (60,078)      3,922     19,254
                                              ----------  ---------- ----------
       Total operating income (loss)......... $  (78,361) $   18,069 $   21,180
                                              ==========  ========== ==========
   Foreign assets:
     Europe.................................. $   42,241  $   34,900 $   17,666
     Asia-Pacific............................     18,312      15,071     13,562
     Other...................................      1,649         833         24
                                              ----------  ---------- ----------
                                                  62,202      50,804     31,252
   Domestic assets...........................    366,851     348,484    338,210
                                              ----------  ---------- ----------
       Total assets.......................... $  429,053  $  399,288 $  369,462
                                              ==========  ========== ==========

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

13. Contingencies

  Certain Contracts: In March 1998, the Company entered into a $187 million maximum price contract to construct a ship-building facility. The Company subsequently learned that estimated costs to perform the contract as reflected in actual proposed subcontracts were approximately $30 million higher than the cost estimates used as the basis for contract negotiation between the Company and the customer. After learning this, the Company advised the customer that it was not required to perform the contract in accordance with its terms. Negotiations with the customer resulted in an interim agreement under which both parties reserved their rights and, on a day-to-day basis, the Company continued to execute certain transitional on-site activities. The customer terminated the interim agreement with the Company effective August 14, 1998. In October 1998, the customer presented an initial draft of a claim against the Company requesting payment for estimated damages and entitlements pursuant to the terminated contract. The Company and the customer are currently discussing the customer's draft claim. No provision for loss for this matter has been included in the Company's financial results to date as management does not believe that it has sufficient information at this time to reasonably estimate the outcome of the negotiations.

  As a result of uncertainties surrounding the costs to complete certain large fixed-price contracts, including the Nitric Acid Projects, the Company recorded a $76.2 million charge during the year ended December 31, 1998 to establish $66.0 million in reserves intended to cover its estimate of the nitric acid contract cost overruns and charges totaling $10.2 million to reflect the adjustment of the earned progress to date on several other fixed price projects. Although management believes that, based on information currently available, an adequate provision for loss reserves for these fixed-price contracts has been reflected in the financial statements, no assurance can be given that the full amount of any claims will be realized or that the loss provision is entirely adequate.

  Litigation, Claims and Assessments: In the course of the Company's normal business activities, various claims or charges have been asserted and litigation commenced against the Company arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, adequate reserves have been provided for final judgments, if any, in excess of insurance coverage, that might be rendered against the Company in such litigation. The continued adequacy of reserves is reviewed periodically as progress on such matters ensues.

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

  The Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. The Company has provided for its estimate of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. The government or the Company, however, has not quantified many of the issues,, and others are qualitative in nature, and their potential financial impact, if any, is not quantifiable by the government or the Company at this time. The continued

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES adequacy of provisions for reserves is reviewed periodically as progress with the government on such matters ensues.

  Contract warranties and performance guarantees: In the course of the Company's normal business activities, many of its contracts contain provisions for warranties and performance guarantees. As progress on contracts ensues, the Company regularly updates the estimates of the costs to perform such contingencies and reserves a proportionate amount of the total related contract value until such time as the contingency is resolved.

14. Unusual Items

  Severance and restructuring: Largely as a result of significant changes in senior management positions of the Company in 1998 as well as enacted Company-wide profitability improvement initiatives, the Company recorded charges totaling $9.4 million. These charges included $7.6 million related to employee separation costs, substantially all of which was for estimated management position reductions and terminations. The charge was based on plans that identified the number and functions of employees to be terminated. As of March 31, 1998, less than $1.0 million of the reduction plan remained to be settled. Remaining terminations and settlements will occur in 1999.

  Other unusual charges: A $7.7 million charge was also taken in 1998 to address:

  . cost estimates for discontinuing certain E&C markets in 1998, including
    Taiwan, Panama and Mexico, and

  . increased provisions for estimated settlement costs of certain existing litigation.

15. Selected Quarterly Financial Information (Unaudited)

  Quarterly financial information for fiscal quarters for the years ended December 31 is presented in the following tables (in thousands, except per share amounts):

                                          Fourth    Third     Second    First
                                         Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------
   1998
   Gross revenue........................ $300,625  $292,528  $312,012  $305,256
   Service revenue......................   89,761    82,476    65,962   107,263
   Operating income (loss)..............  (19,357)  (31,444)  (36,020)    8,460
   Net income (loss) before
    extraordinary item and cumulative
    effect of accounting change.........  (25,928)  (38,291)  (29,668)      445
   Net income (loss)....................  (27,018)  (38,291)  (35,668)      445
   Basic and fully diluted per share
    amounts for:
     Income (loss) before cumulative
      effect of accounting change        $  (1.08) $  (1.58) $  (1.23) $    .02
     Extraordinary item.................     (.05)      --        --        --
     Cumulative effect of accounting
      change............................      --        --       (.25)      --
                                         --------  --------  --------  --------
     Net income (loss).................. $  (1.13) $  (1.58) $  (1.48) $    .02
                                         ========  ========  ========  ========

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                                          Fourth    Third     Second   First
                                         Quarter   Quarter   Quarter  Quarter
                                         --------  --------  -------- --------
   1997
   Gross revenue........................ $268,400  $332,173  $241,586 $265,957
   Service revenue......................   96,424   116,103   109,581  103,978
   Operating income (loss)..............   (3,112)    7,194     7,389    6,598
   Net income (loss)....................   (5,157)      120         3       47
   Basic and fully diluted per share
    amounts for net income (loss)....... $   (.23) $   (.01) $    --  $    --

  At March 31, 1999, there were 24,270,978 shares of common stock outstanding held by 1,501 holders of record.

16. Guarantor Subsidiaries

  Pursuant to U.S. Securities and Exchange Commission rules regarding publicly held debt, the Company is required to provide financial information for wholly owned subsidiaries of ICF Kaiser International, Inc. (Subsidiary Guarantors) that unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Subordinated Notes and its Series B Senior Notes. Subsequent to the sale of EFM, the Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc; ICF Kaiser Government Programs, Inc; Systems Applications International, Inc; EDA, Incorporated; Global Trade & Investment, Inc; ICF Kaiser Europe, Inc; ICF Kaiser/Georgia Wilson, Inc; ICF Kaiser Overseas Engineering, Inc; ICF Kaiser Engineers Pacific, Inc; and ICF Kaiser Advanced Technology, Inc.

  Presented below is condensed consolidating financial information for ICF Kaiser International, Inc. (Parent Company), the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries. The information, except for the December 31, 1998 condensed consolidating balance sheet, is unaudited.

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

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1998
                                 (In thousands)

                                                                              ICF Kaiser
                           Parent   Subsidiary Non-Guarantor              International, Inc.
                          Company   Guarantors Subsidiaries  Eliminations    Consolidated
                          --------  ---------- ------------- ------------ -------------------
         ASSETS
Current Assets
Cash and cash
 equivalents............  $  2,414   $  3,822    $  9,031      $   --          $ 15,267
Contract receivables,
 net....................    (5,283)   134,256     155,105          --           284,078
Intercompany
 receivables, net.......   184,700     10,030    (194,730)         --               --
Prepaid expenses and
 other current assets...     2,185        448      10,208          --            12,841
Deferred income taxes...    30,367      3,245       1,061          --            34,673
                          --------   --------    --------      -------         --------
Total Current Assets....   214,383    151,801     (19,325)         --           346,859
                          --------   --------    --------      -------         --------
Fixed Assets
Furniture, equipment,
 and leasehold
 improvements...........     4,589      3,456      35,951          --            43,996
Less depreciation and
 amortization...........    (4,040)    (3,155)    (30,216)         --           (37,411)
                          --------   --------    --------      -------         --------
                               549        301       5,735          --             6,585
                          --------   --------    --------      -------         --------
Other Assets
Goodwill, net...........       --       8,745      40,547          --            49,292
Investment in and
 advances to
 affiliates.............   (64,556)       116       6,189       65,979            7,728
Capitalized software
 development costs......     4,296                    766                         5,062
Other...................     4,910        523       8,094          --            13,527
                          --------   --------    --------      -------         --------
                           (55,350)     9,384      55,596       65,979           75,609
                          --------   --------    --------      -------         --------
Total Assets............  $159,582   $161,486    $ 42,006      $65,979         $429,053
                          ========   ========    ========      =======         ========
  LIABILITIES AND SHAREHOLDERS'
              EQUITY
Current Liabilities
Current portion of long-
 term debt..............  $ 30,729   $    --     $    --       $   --          $ 30,729
Accounts payable and
 other accrued
 expenses...............    39,759    121,833      72,160          --           233,752
Accrued salaries and
 employee benefits......     7,818     13,999      16,114          --            37,931
Other...................     1,910      1,335      38,913          --            42,158
                          --------   --------    --------      -------         --------
Total Current
 Liabilities............    80,216    137,167     127,187          --           344,570
Long-term Liabilities
Long-term debt, less
 current portion........   137,487        --            1          --           137,488
Other...................     2,000         26       7,638          --             9,664
                          --------   --------    --------      -------         --------
Total Liabilities.......   219,703    137,193     134,826          --           491,722
                          --------   --------    --------      -------         --------
Minority interests in
 subsidiaries...........       --         449         --           --               449
Shareholders' Equity
Common stock............       230      8,179         121       (8,288)             242
Additional paid-in
 capital................    75,200      2,596      58,544      (60,918)          75,422
Accumulated earnings
 (deficit)..............  (134,913)    13,339    (148,368)     135,185         (134,757)
Accumulated other
 comprehensive income
 (loss).................      (638)      (270)     (3,117)         --            (4,025)
                          --------   --------    --------      -------         --------
Total Shareholders'
 Equity (Deficit).......   (60,121)    23,844     (92,820)      65,979          (63,118)
                          --------   --------    --------      -------         --------
Total Liabilities and
 Shareholders' Equity
 (Deficit)..............  $159,582   $161,486    $ 42,006      $65,979         $429,053
                          ========   ========    ========      =======         ========

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          Year Ended December 31, 1998
                                 (In thousands)

                                                                               ICF Kaiser
                           Parent    Subsidiary Non-Guarantor              International, Inc.
                           Company   Guarantors Subsidiaries  Eliminations    Consolidated
                          ---------  ---------- ------------- ------------ -------------------
Gross Revenue...........  $   1,120   $737,546    $ 471,755     $    --        $1,210,421
  Subcontract and direct
   material costs.......       (527)  (564,284)    (229,983)         --          (794,794)
  Provision for contract
   losses...............        --         --       (76,210)         --           (76,210)
  Equity in income of
   joint ventures and
   affiliated
   companies............   (101,187)       --         6,621      100,611            6,045
                          ---------   --------    ---------     --------       ----------
Service Revenue.........   (100,594)   173,262      172,183      100,611          345,462
Operating Expenses
  Operating expenses....    (16,750)   156,584      257,862          --           397,696
  Depreciation and
   amortization.........      2,513      1,340        5,195          --             9,048
  Severance and
   restructuring
   charges..............      9,407        --           --           --             9,407
  Other unusual
   charges..............      2,882        --         4,790          --             7,672
                          ---------   --------    ---------     --------       ----------
Operating Income
 (Loss).................    (98,646)    15,338      (95,664)     100,611          (78,361)
Other Income (Expense)
  Gain on sale of
   investment...........        --         --           --           --               --
  Interest and
   investment income....        248        516          775          --             1,539
  Interest expense......       (280)    (1,722)     (18,277)         --           (20,279)
                          ---------   --------    ---------     --------       ----------
Income (Loss) Before
 Income Taxes, Minority
 Interests,
 Extraodrinary Item, and
 Cumulative Effect of
 Accounting Change......    (98,678)    14,132     (113,166)     100,611          (97,101)
  Income tax expense
   (benefit)............        764        727      (12,848)         --           (11,357)
                          ---------   --------    ---------     --------       ----------
Income Before Minority
 Interests,
 Extraordinary Item, and
 Cumulative Effect of
 Accounting Change......    (99,442)    13,405     (100,318)     100,611          (85,744)
  Minority interest in
   net income of
   subsidiaries.........        --       7,698          --           --             7,698
                          ---------   --------    ---------     --------       ----------
Income Before
 Extraordinary Item, and
 Cumulative Effect of
 Accounting Change......    (99,442)     5,707     (100,318)     100,611          (93,442)
 Extraordinary item.....      1,090        --           --           --             1,090
 Cumulative effect of
  accounting change, net
  of tax................        --         754        5,246          --             6,000
                          ---------   --------    ---------     --------       ----------
Net Income (Loss).......  $(100,532)  $  4,953    $(105,564)    $100,611       $ (100,532)
                          =========   ========    =========     ========       ==========

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year Ended December 31, 1998
                                 (In thousands)

                                                                              ICF Kaiser
                          Parent    Subsidiary Non-Guarantor              International, Inc.
                          Company   Guarantors Subsidiaries  Eliminations    Consolidated
                         ---------  ---------- ------------- ------------ -------------------
Net Cash Provided by
 (Used in) Operating
 Activities............. $ (28,568)  $  3,899     $(4,769)       $--           $ (29,438)
                         ---------   --------     -------        ----          ---------
Investing Activities
  Sales of subsidiaries
   and subsidiary
   assets...............       --         --        2,400         --               2,400
  Purchases of fixed
   assets...............    (2,208)       (15)     (2,271)        --              (4,494)
  Investments in
   subsidiaries and
   affiliates, net of
   cash acquired........     4,094        --         (638)        --               3,456
                         ---------   --------     -------        ----          ---------
    Net Cash Provided by
     (Used in) Investing
     Activities.........     1,886        (15)       (509)        --               1,362
                         ---------   --------     -------        ----          ---------
Financing Activities
  Borrowings under
   credit facility......   139,629        --          --          --             139,629
  Principal payments on
   credit facility......  (112,860)       --          (15)        --            (112,875)
  Distribution of income
   to minority
   interest.............       --     (10,320)        --          --             (10,320)
  Change in book
   overdraft............     8,395        --          --          --               8,395
  Proceeds from
   issuances of common
   stock................       155        --          --          --                 155
  Debt issuance costs...    (1,380)       --          --          --              (1,380)
                         ---------   --------     -------        ----          ---------
    Net Cash Provided by
     (Used in) Financing
     Activities.........    33,939    (10,320)        (15)        --              23,604
                         ---------   --------     -------        ----          ---------
Effect of Exchange Rate
 Changes on Cash........       --         --         (281)        --                (281)
                         ---------   --------     -------        ----          ---------
Increase (Decrease) in
 Cash and Cash
 Equivalents............     7,257     (6,436)     (5,574)        --              (4,753)
Cash and Cash
 Equivalents at
 Beginning of Period....    (4,843)    10,258      14,605         --              20,020
                         ---------   --------     -------        ----          ---------
Cash and Cash
 Equivalents at End of
 Period................. $   2,414   $  3,822     $ 9,031        $--           $  15,267
                         =========   ========     =======        ====          =========

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1997
                                 (In thousands)

                                                                              ICF Kaiser
                           Parent   Subsidiary Non-Guarantor              International, Inc.
                          Company   Guarantors Subsidiaries  Eliminations    Consolidated
                          --------  ---------- ------------- ------------ -------------------
         ASSETS
Current Assets
Cash and cash
 equivalents............  $ (4,843)  $ 10,258    $  14,605     $    --         $ 20,020
Contract receivables,
 net....................     3,210     96,921      163,899          --          264,030
Intercompany
 receivables, net.......   136,629     (2,529)    (134,100)         --              --
Prepaid expenses and
 other current assets...     4,781        476        9,833          --           15,090
Deferred income taxes...    14,749        --           532          --           15,281
                          --------   --------    ---------     --------        --------
Total Current Assets....   154,526    105,126       54,769          --          314,421
                          --------   --------    ---------     --------        --------
Fixed Assets
Furniture, equipment,
 and leasehold
 improvements...........     4,284      2,505       38,892          --           45,681
Less depreciation and
 amortization...........    (3,729)    (2,275)     (31,964)         --          (37,968)
                          --------   --------    ---------     --------        --------
                               555        230        6,928          --            7,713
                          --------   --------    ---------     --------        --------
Other Assets
Goodwill, net...........       --       4,793       42,530          --           47,323
Investment in and
 advances to
 affiliates.............    45,584         54        4,983      (43,583)          7,038
Capitalized software
 development costs......     3,812                     273                        4,085
Other...................     4,344      1,794       12,570          --           18,708
                          --------   --------    ---------     --------        --------
                            53,740      6,641       60,356      (43,583)         77,154
                          --------   --------    ---------     --------        --------
Total Assets............  $208,821   $111,997    $ 122,053     $(43,583)       $399,288
                          ========   ========    =========     ========        ========
  LIABILITIES AND SHAREHOLDERS'
              EQUITY
Current Liabilities
Current portion of long-
 term debt..............  $    --    $    --     $      15     $    --         $     15
Accounts payable and
 other accrued
 expenses...............    26,852     80,315       40,925          --          148,092
Accrued salaries and
 employee benefits......     6,938     16,722       13,994          --           37,654
Other...................     1,294        426       35,819          --           37,539
                          --------   --------    ---------     --------        --------
Total Current
 Liabilities............    35,084     97,463       90,753          --          223,300
Long-term Liabilities
Long-term debt, less
 current portion........   141,004        --           --           --          141,004
Other...................     2,437         26        2,123          --            4,586
                          --------   --------    ---------     --------        --------
Total Liabilities.......   178,525     97,489       92,876          --          368,890
                          --------   --------    ---------     --------        --------
Minority interests in
 subsidiaries...........       --       3,071          --           --            3,071
Shareholders' equity
Common stock............       214        148          129         (266)            225
Additional paid-in
 capital................    66,888      2,796       58,548      (61,116)         67,116
Accumulated earnings
 (deficit)..............   (34,384)     8,757      (26,397)      17,799         (34,225)
Accumulated other
 comprehensive income
 (loss).................    (2,422)      (264)      (3,103)         --           (5,789)
                          --------   --------    ---------     --------        --------
Total Shareholders'
 Equity.................    30,296     11,437       29,177      (43,583)         27,327
                          --------   --------    ---------     --------        --------
Total Liabilities and
 Shareholders' Equity...  $208,821   $111,997    $ 122,053     $(43,583)       $399,288
                          ========   ========    =========     ========        ========

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                          Year Ended December 31, 1997
                                 (In thousands)

                                                                             ICF Kaiser
                         Parent   Subsidiary  Non-Guarantor              International, Inc.
                         Company  Guarantors  Subsidiaries  Eliminations    Consolidated
                         -------  ----------  ------------- ------------ -------------------
Gross Revenue........... $   727  $ 608,156     $ 499,233      $  --         $1,108,116
  Subcontract and direct
   material costs.......    (608)  (428,582)     (248,241)        --           (677,431)
  Provision for contract
   losses...............     --         --         (6,900)        --             (6,900)
  Equity in income of
   joint ventures and
   affiliated
   companies............  (6,059)       --          2,328       6,032             2,301
                         -------  ---------     ---------      ------        ----------
Service Revenue.........  (5,940)   179,574       246,420       6,032           426,086
Operating Expenses
  Operating expenses....  (3,982)   156,273       246,131         --            398,422
  Depreciation and
   amortization.........   2,350      1,092         6,153         --              9,595
                         -------  ---------     ---------      ------        ----------
Operating Income
 (Loss).................  (4,308)    22,209        (5,864)      6,032            18,069
Other Income (Expense)
  Gain on sale of
   investment...........     --         --          1,018         --              1,018
  Interest and
   investment income....     570        671           567         (58)            1,750
  Interest expense......    (570)      (984)      (16,775)         53           (18,276)
                         -------  ---------     ---------      ------        ----------
Income (Loss) Before
 Income Taxes and
 Minority Interests.....  (4,308)    21,896       (21,054)      6,027             2,561
  Income tax expense
   (benefit)............     679      4,513        (8,511)        --             (3,319)
                         -------  ---------     ---------      ------        ----------
Income Before Minority
 Interests..............  (4,987)    17,383       (12,543)      6,027             5,880
  Minority interest in
   net income of
   subsidiaries.........     --      10,867           --          --             10,867
                         -------  ---------     ---------      ------        ----------
Net Income (Loss) ...... $(4,987) $   6,516     $ (12,543)     $6,027        $   (4,987)
                         =======  =========     =========      ======        ==========

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year Ended December 31, 1997
                                 (In thousands)

                                                                              ICF Kaiser
                          Parent    Subsidiary Non-Guarantor              International, Inc.
                          Company   Guarantors Subsidiaries  Eliminations    Consolidated
                         ---------  ---------- ------------- ------------ -------------------
Net Cash Provided by
 (Used in) Operating
 Activities............. $  21,088   $ 12,153     $(7,544)      $ 494          $  26,191
Investing Activities
  Sales of subsidiaries
   and subsidiary
   assets...............       --         --       17,028         --              17,028
  Purchases of fixed
   assets...............    (1,871)       (53)     (2,964)        --              (4,888)
  Investments in
   subsidiaries and
   affiliates, net of
   cash acquired........       --        (100)     (3,974)        --              (4,074)
                         ---------   --------     -------       -----          ---------
    Net Cash Provided by
     (Used in) Investing
     Activities.........    (1,871)      (153)     10,090         --               8,066
                         ---------   --------     -------       -----          ---------
Financing Activities
  Borrowings under
   credit facility......   104,500        --          --          --             104,500
  Principal payments on
   credit facility......  (121,000)       --          --          --            (121,000)
  Distribution of income
   to minority
   interest.............       --     (13,950)        --          --             (13,950)
  Change in book
   overdraft............    (2,667)       --          --          --              (2,667)
  Proceeds from
   issuances of common
   stock................       213        --          --          --                 213
  Repurchases of common
   stock................      (251)       --          --          --                (251)
  Debt issuance costs...      (624)       --          --          --                (624)
                         ---------   --------     -------       -----          ---------
    Net Cash Used in
     Financing
     Activities.........   (19,829)   (13,950)        --          --             (33,779)
                         ---------   --------     -------       -----          ---------
Effect of Exchange Rate
 Changes on Cash........       --         --         (708)        --                (708)
                         ---------   --------     -------       -----          ---------
Increase (Decrease) in
 Cash and Cash
 Equivalents............      (612)    (1,950)      1,838         494               (230)
Cash and Cash
 Equivalents at
 Beginning of Period....    (4,231)    12,208      12,767        (494)            20,250
                         ---------   --------     -------       -----          ---------
Cash and Cash
 Equivalents at End of
 Period................. $  (4,843)  $ 10,258     $14,605       $ --           $  20,020
                         =========   ========     =======       =====          =========

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                          Year Ended December 31, 1996
                                 (In thousands)

                                                                              ICF Kaiser
                          Parent   Subsidiary  Non-Guarantor              International, Inc.
                          Company  Guarantors  Subsidiaries  Eliminations    Consolidated
                          -------  ----------  ------------- ------------ -------------------
Gross Revenue...........  $ 2,024  $ 560,609     $ 685,810     $   --         $1,248,443
  Subcontract and direct
   material costs.......     (777)  (384,061)     (335,504)        --           (720,342)
  Equity in income of
   joint ventures and
   affiliated
   companies............    5,081        --          2,895      (3,961)            4,015
                          -------  ---------     ---------     -------        ----------
Service Revenue.........    6,328    176,548       353,201      (3,961)          532,116
Operating Expenses
  Operating expenses....   (1,835)   166,552       335,874          (3)          500,588
  Depreciation and
   amortization.........    2,065      1,175         7,108         --             10,348
                          -------  ---------     ---------     -------        ----------
Operating Income........    6,098      8,821        10,219      (3,958)           21,180
Other Income (Expense)
  Gain on sale of
   investment...........      --         --          9,384         --              9,384
  Interest and
   investment income....      284        376           863        (269)            1,254
  Interest expense......     (284)      (934)      (16,324)        208           (17,334)
                          -------  ---------     ---------     -------        ----------
Income (Loss) Before
 Income Taxes and
 Minority Interests.....    6,098      8,263         4,142      (4,019)           14,484
  Income tax expense
   (benefit)............      264        520         1,823         --              2,607
                          -------  ---------     ---------     -------        ----------
Income Before Minority
 Interests..............    5,834      7,743         2,319      (4,019)           11,877
  Minority interest in
   net income of
   subsidiaries.........      --       6,043           --          --              6,043
                          -------  ---------     ---------     -------        ----------
Net Income..............    5,834      1,700         2,319      (4,019)            5,834
  Preferred stock
   dividends and
   accretion............    2,178        --            --          --              2,178
                          -------  ---------     ---------     -------        ----------
Net Income Available for
 Common Shareholders....  $ 3,656  $   1,700     $   2,319     $(4,019)       $    3,656
                          =======  =========     =========     =======        ==========

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                          Year Ended December 31, 1996
                                 (In thousands)

                                                                             ICF Kaiser
                          Parent   Subsidiary Non-Guarantor              International, Inc.
                         Company   Guarantors Subsidiaries  Eliminations    Consolidated
                         --------  ---------- ------------- ------------ -------------------
Net Cash Provided by
 (Used in) Operating
 Activities............. $(16,387)  $13,954      $ 2,929      $   870         $  1,366
                         --------   -------      -------      -------         --------
Investing Activities
  Purchases of fixed
   assets...............   (2,002)     (102)      (2,828)         --            (4,932)
  Investments in
   subsidiaries and
   affiliates, net of
   cash acquired........      --       (225)      (1,092)         --            (1,317)
  Sale of fixed assets..      --        --            22          --                22
                         --------   -------      -------      -------         --------
    Net Cash Used in
     Investing
     Activities.........   (2,002)     (327)      (3,898)         --            (6,227)
                         --------   -------      -------      -------         --------
Financing Activities
  Borrowings under
   credit facility......  114,000       --           --           --           114,000
  Principal payments on
   credit facility......  (98,500)      --           --           --           (98,500)
  Proceeds from issuance
   of senior notes .....   14,700       --           --           --            14,700
  Repurchases of
   preferred stock......  (20,000)      --           --           --           (20,000)
  Distribution of income
   to minority
   interest.............      --     (2,428)         --           --            (2,428)
  Change in book
   overdraft............    2,827       --           --           --             2,827
  Proceeds from
   issuances of common
   stock................      383       --           --           --               383
  Preferred stock
   dividends............   (2,615)      --           --           --            (2,615)
  Debt issuance costs...   (1,427)      --           --           --            (1,427)
  Other financing
   activities...........      --        --           924          --               924
                         --------   -------      -------      -------         --------
    Net Cash Provided by
     (Used in) Financing
     Activities.........    9,368    (2,428)         924          --             7,864
                         --------   -------      -------      -------         --------
Effect of Exchange Rate
 Changes on Cash........      --        --           228          --               228
                         --------   -------      -------      -------         --------
Increase (Decrease) in
 Cash and Cash
 Equivalents............   (9,021)   11,199          183          870            3,231
Cash and Cash
 Equivalents at
 Beginning of Period....    4,790     1,009       12,584       (1,364)          17,019
                         --------   -------      -------      -------         --------
Cash and Cash
 Equivalents at End of
 Period................. $ (4,231)  $12,208      $12,767      $  (494)        $ 20,250
                         ========   =======      =======      =======         ========

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 ICF KAISER INTERNATIONAL, INC AND SUBSIDIARIES
                                 (in thousands)

        Column A                Column B              Column C             Column D       Column E
        --------          -------------------- -----------------------    ----------   --------------
                                                     Add itions
                                               -----------------------
                          Balance at beginning Charged to costs                        Balance at end
      Description              of Period         and expenses   Other     Deductions     of period
      -----------         -------------------- ---------------- ------    ----------   --------------
Year Ended December 31,
 1998
Deducted from asset ac-
 count:
  Allowance for doubtful
   accounts                     $ 7,142             15,111       1,756(5)   13,159(1)     $10,850
Deducted from asset
 account and included in
 other liabilities:
  provision for future
   losses on contracts            1,199             76,210                  47,730         29,679
                                -------            -------      ------     -------        -------
                                $ 8,341            $91,321      $1,756     $60,889        $40,529
                                =======            =======      ======     =======        =======
Year Ended December 31,
 1997
Deducted from asset ac-
 count:
  Allowance for doubtful
   accounts                     $ 9,450              1,195       1,150(5)    4,653(1)     $ 7,142
Deducted from asset
 account and included in
 other liabilities:
  provision for future
   losses on contracts            1,517                494                     812          1,199
                                -------            -------      ------     -------        -------
                                $10,967            $ 1,689      $1,150     $ 5,465        $ 8,341
                                =======            =======      ======     =======        =======
Year Ended December 31,
 1996
Deducted from asset
 account:
  Allowance for doubtful
   accounts                     $ 9,435              1,881         175(3)    3,490(1)     $ 9,450
                                                                 1,449(5)
Deducted from asset
 account and included in
 other liabilities:
  provision for future
   losses on contracts            2,274                300         491(4)    1,548(2)       1,517
                                -------            -------      ------     -------        -------
                                $11,709            $ 2,181      $2,115     $ 5,038        $10,967
                                =======            =======      ======     =======        =======

--------
(1) Reflects amounts written off against the allowance and related accounts receivable accounts and settlement of doubtful accounts.
(2) Reflects losses charged against the provision for contract losses.
(3) Reflects net allowance for doubtful accounts from the purchase of a subsidiary.
(4) Reflects provision for future contract losses provided for in connection with the purchase of a subsidiary.
(5)  Reflects other additions to reserves.