Form 10-Q
period 1999-03-31
ICF KAISER INTERNATIONAL INC
filed 1999-05-17
CIK 856200

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999   Commission File No. 1-12248


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

     On May 11, 1999, there were 24,833,890 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

                        ICF KAISER INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q


                                                                          Page
Part I - Financial Information

  Item 1. Financial Statements:

          Consolidated Balance Sheets -
          March 31, 1999 and December 31, 1998..........................      3

          Consolidated Statements of Operations and Comprehensive
           Income (Loss)-
          Three Months Ended March 31, 1999 and 1998....................      4

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1999 and 1998....................      5

          Notes to Consolidated Financial Statements....................   6-16

  Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................  17-26

  Item 3  Quantitative and Qualitative Disclosures About Market Risk....     26


Part 11 - Other Information

  Item 1. Legal Proceedings.............................................     26

  Item 2. Changes in Securities and Use of Proceeds.....................     26

  Item 3. Defaults Upon Senior Securities...............................     26

  Item 4. Submission of Matters to a Vote of Security Holders...........     26

  Item 5. Other Information.............................................     26

  Item 6. Exhibits and Reports on Form 8-K..............................  26-27

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except shares)

======================================================================================================================
                                                                                  March 31,               December 31,
                                                                                    1999                      1998
----------------------------------------------------------------------------------------------------------------------
                                                                                             (Uaudited)
Assets
Current Assets
    Cash and cash equivalents                                                     $   14,282               $  15,248
    Contract receivables, net                                                        214,312                 234,320
    Prepaid expenses and other current assets                                         13,831                  11,918
    Deferred income taxes                                                             34,205                  34,673
    Net assets of discontinued operations                                             66,458                  65,862
                                                                                   ---------                --------
            Total Current Assets                                                     343,088                 362,021
                                                                                   ---------                --------

Fixed Assets
    Furniture, equipment, and leaseholds                                              17,498                  17,970
    Less depreciation and amortization                                               (13,184)                (13,665)
                                                                                   ---------                --------
                                                                                       4,314                   4,305
                                                                                   ---------                --------

Other Assets
    Goodwill, net                                                                     22,967                  23,323
    Investments in and advances to affiliates                                          7,708                   7,571
    Capitalized software development costs                                             1,533                   1,618
    Other                                                                             12,119                  12,745
                                                                                   ---------                --------
                                                                                      44,327                  45,257
                                                                                   ---------                --------

                   Total Assets                                                   $  391,729               $ 411,583
                                                                                   =========                ========

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
    Debt currently payable                                                        $   36,876               $  30,729
    Accounts payable                                                                 168,036                 179,451
    Accrued salaries and benefits                                                     31,231                  31,141
    Other accrued expenses                                                            59,162                  46,865
    Deferred revenue                                                                  13,037                  36,847
    Income taxes payable                                                               2,422                   2,147
                                                                                   ---------                --------
            Total Current Liabilities                                                310,764                 327,180

Long-term Liabilities
    Long-term debt                                                                   137,610                 137,488
    Other                                                                              8,704                   9,584
                                                                                   ---------                --------
            Total Liabilities                                                        457,078                 474,252
                                                                                   ---------                --------

Commitments and Contingencies

Minority Interest                                                                      2,582                     449


Shareholders' Equity (Deficit)
    Preferred stock                                                                        -                       -
    Common stock, par value $.01 per share:
       Authorized-90,000,000 shares
       Issued and outstanding- 23,790,995 and  24,257,828 shares                         238                     242
    Additional paid-in capital                                                        75,218                  75,422
    Notes receivable collateralized by common stock                                        -                    (638)
    Accumulated deficit                                                             (140,476)               (134,757)
    Accumulated other comprehensive income (loss)                                     (2,911)                 (3,387)
                                                                                   ---------                --------
           Total Shareholders' Equity (Deficit)                                      (67,931)                (63,118)
                                                                                   ---------                --------

                   Total Liabilities and Shareholders' Equity (Deficit)           $  391,729               $ 411,583
                                                                                   =========                ========
=====================================================================================================================

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Three Months Ended March 31,
                                                                                              ------------------------------------
                                                                                              1999                            1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
Gross Revenue                                                                                   $225,497                 $ 256,839
    Subcontract and direct material costs                                                       (162,858)                 (183,334)
                                                                                                --------                 ---------
Service Revenue                                                                                   62,639                    73,505
Operating Expenses
    Direct labor and fringe benefits                                                              48,459                    53,465
    Group overhead                                                                                10,937                    11,283
    Corporate general and administrative                                                           3,804                     3,844
    Depreciation and amortization                                                                  1,481                     1,592
    Other unusual charges                                                                            895                         -
                                                                                                --------                 ---------

Operating Income (Loss)                                                                           (2,937)                    3,321

Other Income (Expense)
    Interest income                                                                                  268                       466
    Interest expense                                                                              (5,852)                   (4,821)
     Equity in net income of
          unconsolidated subsidiaries                                                              1,520                     1,027
                                                                                                --------                 ---------

Income (Loss)  From Continuing Operations
    Before Income Taxes and Minority Interest                                                     (7,001)                       (7)

    Income tax (benefit)                                                                          (1,020)                     (468)
                                                                                                --------                 ---------

Income (Loss) From Continuing Operations                                                          (5,981)                      461
    Before Minority Interest

    Minority interest in net income of subsidiaries                                                2,082                     2,511
                                                                                                --------                 ---------

Income (Loss) Before Discontinued Operations                                                      (8,063)                   (2,050)

    Income from discontinued operations (net of tax
      of $1,546 and $1,617, respectively)                                                          2,344                     2,495
                                                                                                --------                 ---------

Net Income (Loss)                                                                               $ (5,719)                $     445
                                                                                                ========                 =========

Basic and Fully Diluted Earnings (Loss)  Per Share:
    Continuing operations                                                                       $  (0.34)                $   (0.08)
    Discontinued operations                                                                         0.10                      0.10
                                                                                                --------                 ---------
                                                                                                 $ (0.24)                $    0.02
                                                                                                ========                 =========

Weighted average shares for basic earnings per share                                              24,068                    23,925
    Effect of dilutive stock options                                                                   -                     1,571
                                                                                                --------                 ---------

Weighted average shares for diluted earnings per share                                            24,068                    25,496
                                                                                                ========                 =========

Comprehensive Income (Loss)
    Net Income (Loss)                                                                           $ (5,719)                $     445
    Other Comprehensive Income (Loss)
      Foreign currency translation adjustments                                                       467                       554
                                                                                                --------                 ---------
Total Comprehensive Income (Loss)                                                               $ (5,252)                $     999
                                                                                                =========                =========
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------------------------------------------

                                                                                       Three Months Ended March 31,
                                                                                      -----------------------------
                                                                                         1999              1998
-------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
Operating Activities
Net income (loss)                                                                        $ (5,719)         $    445
Adjustments to reconcile net income (loss) to net cash
    (used in) operating activities:
    Income from discontinued operations                                                    (2,344)           (2,495)
    Depreciation and amortization                                                           1,481             1,592
    Provision (credit) for losses                                                          (2,555)              667
    Provision for deferred income taxes                                                       468               780
    Note receivable write-off                                                                 638                 -
    Earnings in excess of cash distributions from
      joint ventures and affiliated companies                                                (137)              539
    Minority interest in net income of subsidiaries                                         2,082             2,511
    Changes in operating assets and liabilities, net of acquisitions and dispositions:
      Contract receivables, net                                                            19,880            22,936
      Prepaid expenses and other current assets                                            (1,653)            2,960
      Accounts payable and accrued expenses                                                11,550           (19,017)
      Deferred revenue                                                                    (23,810)            1,393
      Income tax payable                                                                      275               158
                                                                                         --------          --------
    Net Cash Provided by Operating Activities                                                 156            12,469
                                                                                         --------          --------

Investing Activities
Investments in subsidiaries and affiliates, net of cash acquired                                -             3,841
Sales of subsidiaries and/or investments                                                        -             2,400
Investments in net assets of discontinued operations                                         (596)           (2,424)
Purchases of fixed assets                                                                    (557)           (1,033)
                                                                                         --------          --------
    Net Cash Provided by (Used in) Investing Activities                                    (1,153)            2,784
                                                                                         --------          --------

Financing Activities
Borrowings under revolving credit facility                                                 57,064            35,000
Principal payments on revolving credit facility                                           (50,942)          (34,500)
Change in book overdraft                                                                   (6,117)            5,988
Distribution of income to minority interest                                                    51            (3,071)
Proceeds from issuances of common stock                                                        38                47
                                                                                         --------          --------
    Net Cash Provided by Financing Activities                                                  94             3,464
                                                                                         --------          --------
Effect of Exchange Rate Changes on Cash                                                       (63)               74
                                                                                         --------          --------
Increase (Decrease) in Cash and Cash Equivalents                                             (966)           18,791
Cash and Cash Equivalents at Beginning of Period                                           15,248            20,009
                                                                                         --------          --------
Cash and Cash Equivalents at End of Period                                               $ 14,282          $ 38,800
                                                                                         ========          ========

Supplemental cash flow information is as follows:

Cash payments for interest                                                               $      -          $     90
Cash payments for income taxes                                                                 28                 -
Non-cash transactions:
    Issuance of common stock                                                                    -             8,455
    Reacquisition of common stock                                                            (247)             (218)
--------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

               ICF KAISER INTERNATIONAL, INC.  AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (the Company), except for the December 31, 1998 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998 and the information included in the Company's Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the March 31, 1999 financial statements.

2.   Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. The assumed proceeds from the exercise of dilutive securities are used to purchase common stock at the average market price during the period. The difference between the number of shares assumed issued and the number of shares assumed purchased is added to the basic EPS denominator in order to derive the diluted EPS denominator. The Company's common stock equivalents that would be antidilutive have been excluded from the fully diluted EPS calculation.

3.   Segment Information

The Company uses several segments for internal management reporting purposes. The segments are compiled based on the similarities in each of their underlying services, customers, and regulatory environments. The segment operating results represent all activities that were controllable by the respective segment business leaders and that had sole direct benefit to the respective segment. Operating activities that are deemed to benefit more than one segment are not managed by segment business leaders but are instead managed by the Company's corporate overhead structure and are not allocated to the segments. The accounting policies of the operating segments are the same as those described in the Company's summary of significant accounting policies.

Discontinued Operating Segments: Pursuant to a plan intended to respond to significant liquidity constraints followed by substantial cost overruns on four fixed price projects, the Company announced its intention to sell two of its major operating segments. As of the date of this report, the Company has either completed or has committed to complete the sales of the two segments. The net financial position and operating results of the two segments have been presented in the accompanying financial statements as discontinued operations for the entire period. All prior period financial information has also been restated to conform to the current presentation.

 .    Sale of the Environment and Facilities Management Group (EFM): On April 9,
     1999, the Company sold the majority of the active contracts and investments, and transferred a substantial number of employees of EFM, to The IT Group, Inc. (IT) for a cash purchase price of $82 million, less $8 million which was retained by IT for EFM's working capital requirements. EFM contracts that were not sold to IT will be completed by the Company in the near term. The gain on the sale has not been reflected in the accompanying financial statements.

 .    Intent to sell the Consulting Group: On March 8, 1999, the Company signed a non-binding letter of intent for the sale of its Consulting Group to CM Equity Partners, L.P. and the Group's management. While final terms of the sale are being negotiated, the transaction is expected to be completed by mid-year 1999.

Continuing Business Segments: For purposes of providing segment information, the Company's continuing business segments are:

 .    the Engineers and Constructors Group (E&C), which provides engineering and construction services to commercial and federal, state, and local entities in the areas of industry, infrastructure, transportation, water, and clean-room technologies;

 . the Kaiser-Hill Company, LLC (Kaiser-Hill), a 50% owned subsidiary, which performs and manages the Department of Energy's multibillion-dollar management contract at Rocky Flats. The Company, through a majority representation on Kaiser-Hill's board of directors, has a controlling interest in Kaiser-Hill and therefore consolidates Kaiser-Hill's results of operations with those of its now only other remaining business segment, E&C. Although the Company has a controlling interest in Kaiser-Hill, as defined by generally accepted accounting principles, the subsidiary's operations are primarily directed by its own dedicated management team. Neither the management of the Company nor the management of the other 50% owner has an active role in Kaiser-Hill's day-to-day operations.

   After the effective discontinuance of the operations discussed above, the financial information for Kaiser-Hill represents a substantial portion of many components of the Company's financial statements. Accordingly, management believes that a separate presentation of Kaiser-Hill's financial statements is meaningful in interpreting the financial results of the remaining core E&C operations. See Note 5 for the condensed financial statements of Kaiser-Hill Company, LLC.

Financial data for the three months ended March 31 for the remaining business segments are as follows (in thousands):


       1999                                                                      Kaiser-Hill            E&C               TOTAL
       ----                                                                      -----------        -----------         ----------
       Gross revenue........................................................         $ 145,103            $ 80,344        $ 225,497
        Subcontracts and materials..........................................          (110,341)            (52,517)        (162,858)
                                                                                     ---------            --------        ---------

       Service revenue......................................................            34,762              27,877           62,639
       Operating expenses:
        Direct labor and fringe.............................................            30,622              17,837           48,459
        General and administrative..........................................                --              10,937           10,937
                                                                                     ---------            --------        ---------
       Segment income.......................................................         $   4,140            $   (897)           3,243
                                                                                     =========            ========

         Reconciliation of segment income to operating income (loss) from continuing operations:
        Corporate overhead..................................................                                                  3,804
        Depreciation and amortization.......................................                                                  1,481
        Other unusual charges...............................................                                                    895
                                                                                                                          ---------
       Operating income (loss) from continuing operations...................                                              $ ( 2,937)

                                                                                                                          =========

       1998
       ----
       Gross revenue........................................................         $ 141,042            $115,797        $ 256,839
        Subcontracts and materials..........................................          (105,356)            (77,978)        (183,334)

                                                                                     ---------            --------        ---------
       Service revenue......................................................            35,686              37,819           73,505
       Operating expenses:
        Direct labor and fringe.............................................            30,686              22,779           53,465
        General and administrative..........................................                --              11,283           11,283
                                                                                     ---------            --------        ---------
       Segment income.......................................................         $   5,000            $  3,757            8,757
                                                                                     =========            ========

       Reconciliation of segment income to operating income from continuing operations:
        Corporate overhead..................................................                                                  3,844
        Depreciation and amortization.......................................                                                  1,592
        Other unusual charges...............................................                                                      0
                                                                                                                          ---------
       Operating income from continuing operations..........................                                              $   3,321
                                                                                                                          =========


The levels of corporate overhead reflected in the costs reported above were incurred by the Company prior to the completion of the sales of the recently discontinued segments. Subsequent to those sales, corporate overhead as well as segment overhead will need to be restructured and reduced to levels appropriate for the Company's remaining core E&C operations.

4.   Condensed Financial Information for Kaiser-Hill Company, LLC

Unaudited financial information for the 50%-owned, controlled and consolidated Kaiser-Hill subsidiary as of March 31, 1999 and December 31, 1998 and for each of the three months then ended are as follows (see Note 3):

       BALANCE SHEETS
       --------------

                                                                                         MARCH 31,            December 31,
                                                                                           1999                   1998
                                                                                           ----                   ----
       Assets
       Cash and cash equivalents....................................................         $  5,770               $  3,644
       Contract receivables, net....................................................          125,528                127,163
                                                                                             --------               --------
                    Total Assets....................................................          131,298                130,807

       LIABILITIES AND SHAREHOLDER'S EQUITY
       Liabilities
         Accounts payable...........................................................          110,944                115,730
           Accrued salaries and benefits............................................           13,779                 12,666
                                                                                             --------               --------
              Total Liabilities.....................................................          124,723                128,396

       Commitments and contingencies

       Net Assets...................................................................         $  6,575               $  2,411
                                                                                             ========               ========

            INCOME STATEMENTS
            -----------------
            FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                            1999                    1998
                                                                                            ----                    ----
       Gross Revenue................................................................        $ 145,103               $ 141,042
           Subcontract and direct material costs....................................         (110,341)               (105,356)
                                                                                            ---------               ---------
       Service Revenue..............................................................           34,762                  35,686

       Operating Expenses
           Direct labor and fringe benefits.........................................           30,622                  30,686
                                                                                            ---------               ---------

       Operating Income Before Income Tax...........................................        $   4,140               $   5,000
                                                                                            =========               =========

       Minority's interest in Kaiser-Hill net income................................        $   2,070               $   2,500
                                                                                            =========               =========

       Company's interest in Kaiser-Hill net income.................................        $   2,070               $   2,500
                                                                                            =========               =========

            STATEMENTS OF CASH FLOWS
            ------------------------
            FOR THE THREE MONTHS ENDED MARCH 31,

       Operating Activities                                                                 1999                    1998
                                                                                            -----                   ----
       Net Income...................................................................          $ 4,140                 $ 5,000
           Changes in operating assets and liabilities:
               Accounts receivable, net.............................................            1,635                  10,195
               Accounts payable and accrued expenses................................           (3,673)                 (6,747)
                                                                                              -------                 -------
          Net cash provided by operating activities.................................            2,102                   8,448
                                                                                              -------                 -------

       Financing Activities
            Distributions to shareholders...........................................                -                  (3,968)
                                                                                              -------                 -------
          Net cash used in financing activities.....................................                -                  (3,968)
                                                                                              -------                 -------

       Increase in cash and cash equivalents........................................            2,126                   4,556
       Cash and cash equivalents at beginning of period.............................            3,644                  10,181
                                                                                              -------                 -------
       Cash and cash equivalents at end of period...................................          $ 5,746                 $14,661
                                                                                              =======                 =======

5.   Contingencies

Certain Contracts: In March 1998, the Company entered into a $187 million maximum price contract to construct a shipbuilding facility. The Company subsequently learned that estimated costs to perform the contract as reflected in actual proposed subcontracts were approximately $30 million higher than the cost estimates used as the basis for contract negotiation between the Company and the customer. After learning this, the Company advised the customer that it was not required to perform the contract in accordance with its terms. Negotiations with the customer resulted in an interim agreement under which both parties reserved their rights and, on a day-to-day basis, the Company continued to execute certain transitional on-site activities. The customer terminated the interim agreement with the Company effective August 14, 1998. In October 1998, the customer presented an initial draft of a claim against the Company requesting payment for estimated damages and entitlements pursuant to the terminated contract. The Company and the customer are currently discussing the customer's draft claim. No provision for loss for this matter has been included in the Company's financial results to date as management does not believe that it has sufficient information at this time to reasonably estimate the outcome as there has not yet been significant activity in the negotiation process.

As a result of uncertainties surrounding the costs to complete certain large fixed-price contracts, including the Nitric Acid Projects, the Company established $66.0 million in reserves intended to cover its estimate of the nitric acid contract cost overruns. Although management believes that, based on information currently available, an adequate provision for loss reserves for these fixed-price contracts has been reflected in the financial statements, no assurance can be given that the full amount of any claims will be realized or that the loss provision is entirely adequate.

Acquisition Contingency: The ICF Kaiser common shares exchanged for the stock of ICT Spectrum in the March, 1998 acquisition, carry the guarantee that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event that the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock with a total value equal to the shortfall, depending upon the Company's preference. Pursuant to the terms of the Agreement, however, the total number of contingently issuable shares of common stock cannot exceed an additional 1.5 million. Given that the quoted fair market value of the stock at March 31, 1999 was [$0.75] per share, and that the Company's current debt instruments restrict the amount of cash that can be used for acquisitions, the assumed issuance of an additional 1.5 million shares would not completely extinguish the purchase price contingency. The Company therefore would be required to obtain an amendment to current debt instruments or replace them in order to complete a cash fill-up. Any future distribution of cash or common stock would be recorded as a charge to the Company's paid-in-capital.

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

The Company has a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. The Company has provided for its estimate of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Neither the government nor the Company, however, has quantified many of the issues, and others are qualitative in nature, and their potential financial impact, if any, is not quantifiable by the government or the Company at this time. The adequacy of provisions for reserves is reviewed periodically as progress with the government on such matters ensues.

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

Discontinued Operations Indemnities: In connection with the sales of the discontinued operations, the Company has made commitments to indemnify the buyers of those businesses on certain matters, including, but not limited to amounts incurred, if any, relating to unfavorable settlements and outcomes from government audits. The Company intends to provide for estimates of such contingencies at the time it records the gains from the respective sales.

6.   Guarantor Subsidiaries

Pursuant to SEC rules regarding publicly held debt, the Company is required to provide financial information for wholly owned subsidiaries of ICF Kaiser International, Inc. (Subsidiary Guarantors) which unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Senior Subordinated Notes and Series B Senior Notes. The Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc; ICF Kaiser Government Programs, Inc; Systems Applications International, Inc; EDA, Incorporated; Global Trade & Investment, Inc; ICF Kaiser Europe, Inc; ICF Kaiser/Georgia Wilson, Inc; ICF Kaiser Overseas Engineering, Inc; ICF Kaiser Engineers Pacific, Inc; ICF Kaiser Remediation Company; and ICF Kaiser Advanced Technology, Inc. ICF Kaiser Remediation Company was included in the sale of the EFM Group to IT on April 9, 1999 and accordingly will no longer be a guarantor.

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

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 1999
(In thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     ICF Kaiser
                                                                                                                   International,
                                              Parent   Subsidiary   Non-Guarantor   Discontinued                         Inc.
                                             Company   Guarantors    Subsidiaries    Operations     Eliminations     Consolidated
                                            ---------  ----------  --------------   ------------    ------------   ---------------
                                                                                Unaudited
Assets
Current Assets
Cash and cash equivalents                   $     440  $   5,569     $   8,292       $     (19)     $        -      $  14,282
Contract receivables, net                        (347)   132,870       135,404         (53,615)              -        214,312
Intercompany receivables, net                 190,419     12,253      (202,672)              -               -              0
Prepaid expenses and other current assets       4,050        456         9,326              89               -         13,831
Deferred income taxes                          30,096      3,284           825               -               -         34,205
Net assets of discontinued operations               -          -             -          66,458               -         66,458
                                            ---------  ---------     ---------       ---------      ----------      ---------
Total Current Assets                          224,658    154,432       (48,915)         12,913               -        343,088
                                            ---------  ---------     ---------       ---------      ----------      ---------

Fixed Assets
Furniture, equipment, and leaseholds            4,891      3,219        35,362         (25,974)              -         17,498
Less depreciation and amortization             (4,122)    (2,963)      (29,884)         23,785               -        (13,184)
                                            ---------  ---------     ---------       ---------      ----------      ---------
                                                  769        256         5,478          (2,189)              -          4,314
                                            ---------  ---------     ---------       ---------      ----------      ---------
Other Assets
Goodwill, net                                       -      8,545        40,031         (25,609)              -         22,967
Investment in and advances to affiliates      (60,090)        14        12,805          (5,242)         60,221          7,706
Capitalized software development costs          3,968                    1,103          (3,538)                         1,533
Other                                           5,238         22         6,960            (101)              -         12,119
                                            ---------  ---------     ---------       ---------      ----------      ---------
                                              (50,884)     8,581        60,899         (34,490)         60,221         44,327
                                            ---------  ---------     ---------       ---------      ----------      ---------

Total Assets                                $ 174,543  $ 163,269     $  17,462       $ (23,766)     $   60,221      $ 391,729
                                            =========  =========     =========       =========      ==========      =========

Liabilities and Shareholders' Equity
Current Liabilities
Debt currently payable                      $  36,876  $       -     $       -       $       -      $        -      $  36,876
Accounts payable and other accrued expenses    56,341    116,029        67,965         (13,137)              -        227,198
Accrued salaries and employee benefits          4,666     15,291        19,502          (8,228)              -         31,231
Other                                           2,507        895        14,458          (2,401)              -         15,459
                                            ---------  ---------     ---------       ---------      ----------      ---------
Total Current Liabilities                     100,390    132,215       101,925         (23,766)              -        310,764

Long-term Liabilities
Long-term debt, less current portion          137,609          -             1               -               -        137,610
Other                                           1,955         26         6,723               -               -          8,704
                                            ---------  ---------     ---------       ---------      ----------      ---------
Total Liabilities                             239,954    132,241       108,649         (23,766)              -        457,078
                                            ---------  ---------     ---------       ---------      ----------      ---------

Minority Interests in Subsidiaries                  -      2,582             -               -               -          2,582

Shareholders' Equity
Common Stock                                      225      8,179           122               -          (8,288)           238
Additional Paid-in Capital                     74,996      2,596        58,544               -         (60,918)        75,218
Accumulated Earnings (Deficit)               (140,632)    17,998      (147,269)              -         129,427       (140,476)
Other Equity                                       -        (327)       (2,584)              -               -         (2,911)
                                            ---------  ---------     ---------       ---------      ----------      ---------
Total Shareholders' Equity                    (65,411)    28,446       (91,187)              -          60,221        (67,931)
                                            ---------  ---------     ---------       ---------      ----------      ---------

Total Liabilities and Shareholders' Equity  $ 174,543  $ 163,269     $  17,462       $ (23,766)     $   60,221      $ 391,729
                                            =========  =========     =========       =========      ==========      =========

                                      11

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 1999
(In thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                       Parent       Subsidiary    Non-Guarantor   Discontinued
                                                                      Company       Guarantors    Subsidiaries     Operations
                                                                    -----------     ----------    -------------   ------------
                                                                                           (Unaudited)
Gross Revenue                                                       $        21     $  156,509    $     125,368   $    (56,401)

    Subcontract and direct material costs                                   (71)      (116,301)         (67,942)        21,456
                                                                    -----------     ----------    -------------   ------------

Service Revenue                                                             (50)        40,208           57,426        (34,945)

Operating Expenses
    Operating expenses                                                    2,362         33,406           57,718        (30,286)
    Depreciation and amortization                                           780            245            1,251           (795)
    Other unusual charges                                                   895              -                -              -
                                                                    -----------     ----------    -------------   ------------

Operating Income (Loss)                                                  (4,087)         6,557           (1,543)        (3,864)

Other Income (Expense)
    Interest income                                                          57             77              134              -
    Interest expense                                                     (5,798)           (46)              (8)             -
    Equity in net income of unconsolidated subsidiaries                   4,543              -            2,608              -
                                                                    -----------     ----------    -------------   ------------

Income (Loss) From Continuing Operations
    Before Income Taxes and Minority Interest                            (5,285)         6,588            1,191         (3,864)

    Income tax expense (benefit)                                              0             13              487         (1,520)
                                                                    -----------     ----------    -------------   ------------

Income (Loss) From Continuing Operations
    Before Minority Interest                                             (5,285)         6,575              704         (2,344)

    Minority interests in net income of subsidiaries                          -          2,082                -              -
                                                                    -----------     ----------    -------------   ------------

Income (Loss) Before Discontinued Operations                             (5,285)         4,493              704         (2,344)

    Income from discontinued operations (net of tax)                          -              -                -          2,344
                                                                    -----------     ----------    -------------   ------------

Net Income (Loss)                                                   $    (5,285)    $    4,493    $         704   $          -
                                                                    ===========     ==========    =============   ============

---------------------------------------------------------------------------------------------------------
                                                                                       ICF Kaiser
                                                                                   International, Inc.
                                                                    Eliminations      Consolidated
                                                                    ------------    ----------------
Gross Revenue                                                       $          -    $        225,497

    Subcontract and direct material costs                                      -            (162,858)
                                                                    ------------    ----------------

Service Revenue                                                                -              62,639

Operating Expenses
    Operating expenses                                                         -              63,200
    Depreciation and amortization                                                              1,481
    Other unusual charges                                                      -                 895
                                                                    ------------    ----------------

Operating Income (Loss)                                                        -              (2,937)

Other Income (Expense)
    Interest income                                                            -                 268
    Interest expense                                                           -              (5,852)
    Equity in net income of unconsolidated subsidiaries                   (5,631)              1,520
                                                                    ------------    ----------------

Income (Loss) From Continuing Operations
    Before Income Taxes and Minority Interest                             (5,631)             (7,001)

    Income tax expense (benefit)                                               -              (1,020)
                                                                    ------------    ----------------

Income (Loss) From Continuing Operations
    Before Minority Interest                                              (5,631)             (5,981)

    Minority interests in net income of subsidiaries                           -               2,082
                                                                    ------------    ----------------

Income (Loss) Before Discontinued Operations                              (5,631)             (8,063)

    Income from discontinued operations (net of tax)                           -               2,344
                                                                    ------------    ----------------

Net Income (Loss)                                                   $     (5,631)   $         (5,719)
                                                                    ============    ================

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 1999
(In thousands)

----------------------------------------------------------------------------------------------------------------------------

                                                                    Parent        Subsidiary    Non-Guarantor   Discontinued
                                                                    Company       Guarantors    Subsidiaries     Operations
                                                                  -----------     ----------    -------------   ------------
                                                                                                         (Unaudited)
Net Cash Provided by (Used in) Operating Activities               $   (2,017)     $    1,704    $       4,697   $     (4,228)
                                                                  -----------     ----------    -------------   ------------

Investing Activities
Investments in subsidiaries and affiliates, net of cash acquired           -               -           (4,374)         4,374
Sales of subsidiaries and/or investments                                   -               -                -              -
Investments in net assets of discontinued operations                       -               -                -           (596)
Purchases of fixed assets                                                  -               -           (1,007)           450
                                                                  -----------     ----------    -------------   ------------
      Net Cash Provided by (Used in) Investing Activities                 -               -           (5,381)         4,228
                                                                  -----------     ----------    -------------   ------------

Financing Activities
Borrowings under credit facility                                      57,064               -                -              -
Principal payments on credit facility                                (50,942)              -                -              -
Change in book overdraft                                              (6,117)              -                -              -
Distribution of income to minority interest                                -              51                -              -
Proceeds from issuances of common stock                                   38               -                -              -
                                                                  -----------     ----------    -------------   ------------
      Net Cash Provided by (Used in) Financing Activities                 43              51                -              -
                                                                  -----------     ----------    -------------   ------------
Effect of Exchange Rate Changes on Cash                                    -               -              (63)             -
                                                                  -----------     ----------    -------------   ------------
Increase (Decrease) in Cash and Cash Equivalents                      (1,974)          1,755             (747)             -
Cash and Cash Equivalents at Beginning of Period                       2,414           3,814            9,039            (19)
                                                                  -----------     ----------    -------------   ------------

Cash and Cash Equivalents at End of Period                        $      440      $    5,569    $       8,292   $        (19)
                                                                  ===========     ==========    =============   ============

----------------------------------------------------------------------------------------------------
                                                                                     ICF Kaiser
                                                                                 International, Inc.
                                                                  Eliminations     Consolidated
                                                                  ------------   -------------------
Net Cash Provided by (Used in) Operating Activities               $          -     $         156
                                                                  ------------     -------------

Investing Activities
Investments in subsidiaries and affiliates, net of cash acquired             -                 -
Sales of subsidiaries and/or investments                                     -                 -
Investments in net assets of discontinued operations                         -              (596)
Purchases of fixed assets                                                    -              (557)
                                                                  ------------     -------------
      Net Cash Provided by (Used) in Investing Activities                    -            (1,153)
                                                                  ------------     -------------

Financing Activities
Borrowings under credit facility                                             -            57,064
Principal payments on credit facility                                        -           (50,942)
Change in book overdraft                                                     -            (6,117)
Distribution of income to minority interest                                  -                51
Proceeds from issuances of common stock                                      -                38
                                                                  ------------     -------------
      Net Cash Used in Financing Activities                                  -                94
                                                                  ------------     -------------
Effect of Exchange Rate Changes on Cash                                      -               (63)
                                                                  ------------     -------------
Increase (Decrease) in Cash and Cash Equivalents                             -              (966)
Cash and Cash Equivalents at Beginning of Period                             -            15,248
                                                                  ------------     -------------

Cash and Cash Equivalents at End of Period                        $          -     $      14,282
                                                                  ============     =============

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 1998
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      ICF Kaiser
                                               Parent     Subsidiary   Non-Guarantor   Discontinued                  International,
                                               Company    Guarantors   Subsidiaries     Operations    Eliminations Inc. Consolidated
                                               -------    ----------   ------------     ----------    ------------ -----------------
Assets
Current Assets
Cash and cash equivalents                      $  2,414   $   3,814    $   9,039       $     (19)     $        -       $    15,248
Contract receivables, net                        (5,283)    133,618      155,743         (49,758)              -           234,320
Intercompany receivables, net                   184,700      10,943     (195,643)              -               -                 -
Prepaid expenses and other current assets         2,185         431       10,225            (923)              -            11,918
Deferred income taxes                            30,367       3,245        1,061               -               -            34,673
Net assets of discontinued operations                 -           -            -          65,862               -            65,862
                                              ---------   ---------    ---------       ---------      ----------       -----------
Total Current Assets                            214,383     152,051      (19,575)         15,162               -           362,021
                                              ---------   ---------    ---------       ---------      ----------       -----------

Fixed Assets
Furniture, equipment, and leaseholds              4,589       3,456       35,951         (26,026)              -            17,970
Less depreciation and amortization               (4,040)     (3,155)     (30,216)         23,746               -           (13,665)
                                              ---------   ---------    ---------       ---------      ----------       -----------
                                                    549         301        5,735          (2,280)              -             4,305
                                              ---------   ---------    ---------       ---------      ----------       -----------

Other Assets
Goodwill, net                                         -       8,745       40,547         (25,969)              -            23,323
Investment in and advances to affiliates        (64,556)         14        6,494            (157)         65,776             7,571
Capitalized software development costs            4,296         766       (3,444)                          1,618
Other                                             4,910         523        8,094            (782)              -            12,745
                                              ---------   ---------    ---------       ---------      ----------       -----------
                                                (55,350)      9,282       55,901         (30,352)         65,776            45,257
                                              ---------   ---------    ---------       ---------      ----------       -----------

Total Assets                                  $ 159,582   $ 161,634    $  42,061       $ (17,470)     $   65,776       $   411,583
                                              =========   =========    =========       =========      ==========       ===========

Liabilities and Shareholders' Equity
Current Liabilities
Debt currently payable                        $  30,729   $       -    $       -       $       -      $        -       $    30,729
Accounts payable and other accrued expenses      39,759     121,833       72,160          (7,436)              -           226,316
Accrued salaries and employee benefits            7,818      13,997       16,116          (6,790)              -            31,141
Other                                             1,910       1,282       38,966          (3,164)              -            38,994
                                              ---------   ---------    ---------       ---------      ----------       -----------
Total Current Liabilities                        80,216     137,112      127,242         (17,390)              -           327,180

Long-term Liabilities
Long-term debt, less current portion            137,487           -            1               -               -           137,488
Other                                             2,000          26        7,638             (80)              -             9,584
                                              ---------   ---------    ---------       ---------      ----------       -----------
Total Liabilities                               219,703     137,138      134,881         (17,470)              -           474,252
                                              ---------   ---------    ---------       ---------      ----------       -----------

Minority Interests in Subsidiaries                    -         449            -               -               -               449

Shareholders' Equity
Common Stock                                        230       8,179          121               -          (8,288)              242
Additional Paid-in Capital                       75,200       2,596       58,544               -         (60,918)           75,422
Accumulated Earnings (Deficit)                 (134,913)     13,542     (148,368)              -         134,982          (134,757)
Other Equity                                       (638)       (270)      (3,117)              -               -            (4,025)
                                              ---------   ---------    ---------       ---------      ----------       -----------
Total Shareholders' Equity                      (60,121)     24,047      (92,820)              -          65,776           (63,118)
                                              ---------   ---------    ---------       ---------      ----------       -----------

Total Liabilities and Shareholders' Equity    $ 159,582   $ 161,634    $  42,061       $ (17,470)     $   65,776       $   411,583
                                              =========   =========    =========       =========      ==========       ===========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 1998
(In thousands)

------------------------------------------------------------------------------------------------------------------------------

                                                         Parent        Subsidiary    Non-Guarantor   Discontinued
                                                        Company       Guarantors     Subsidiaries     Operations  Eliminations
                                                                                    (Unaudited)
                                                        --------      ----------     ------------    ----------   ------------
Gross Revenue                                           $   (164)      $ 146,340       $ 159,080      $ (48,417)     $       -

    Subcontract and direct material costs                   (175)       (107,396)        (91,449)        15,686              -
                                                        --------       ---------       ---------      ---------      ---------

Service Revenue                                             (339)         38,944          67,631        (32,731)             -

Operating Expenses
    Operating expenses                                     4,288          32,600          59,580        (27,876)             -
    Depreciation and amortization                            663             292           1,380           (743)             -
                                                        --------       ---------       ---------      ---------      ---------

Operating Income (Loss)                                   (5,290)          6,052           6,671         (4,112)             -

Other Income (Expense)
    Interest income                                          131             123             270              -            (58)
    Interest expense                                      (4,816)            (46)            (12)             -             53
    Equity in net income of unconsolidated subsidiaries   10,593               -           2,084              -        (11,650)
                                                        --------       ---------       ---------      ---------      ---------

Income (Loss) From Continuing Operations
    Before Income Taxes and Minority Interest                618           6,129           9,013         (4,112)       (11,655)

    Income tax expense (benefit)                             173           1,716           2,523         (1,617)        (3,263)
                                                        --------       ---------       ---------      ---------      ---------

Income (Loss) From Continuing Operations
    Before Minority Interest                                 445           4,413           6,490         (2,495)        (8,392)

    Minority interests in net income of subsidiaries           -           2,538             (27)             -              -
                                                        --------       ---------       ---------      ---------      ---------

Income (Loss) Before Discontinued Operations                 445           1,875           6,517         (2,495)        (8,392)

    Income from discontinued operations (net of tax)           -               -               -          2,495              -
                                                        --------       ---------       ---------      ---------      ---------

Net Income (Loss)                                       $    445       $   1,875       $   6,517      $       -      $  (8,392)
                                                        ========       =========       =========      =========      =========

--------------------------------------------------------------------------
                                                           ICF Kaiser
                                                       International, Inc.
                                                          Consolidated
                                                       -------------------
Gross Revenue                                                $ 256,839

    Subcontract and direct material costs                     (183,334)
                                                             ---------

Service Revenue                                                 73,505

Operating Expenses
    Operating expenses                                          68,592
    Depreciation and amortization                                1,592


Operating Income (Loss)                                          3,321

Other Income (Expense)
    Interest income                                                466
    Interest expense                                            (4,821)
    Equity in net income of unconsolidated subsidiaries          1,027


Income (Loss) From Continuing Operations
    Before Income Taxes and Minority Interest                       (7)

    Income tax expense (benefit)                                  (468)


Income (Loss) From Continuing Operations
    Before Minority Interest                                       461

    Minority interests in net income of subsidiaries             2,511


Income (Loss) Before Discontinued Operations                    (2,050)

    Income from discontinued operations (net of tax)             2,495


Net Income (Loss)                                            $     445
                                                             =========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 1998
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                    Parent      Subsidiary   Non-Guarantor  Discontinued
                                                                    Company     Guarantors   Subsidiaries   Operations
                                                                                      (Unaudited)

Net Cash Provided by (Used in) Operating Activities                 $ (3,558)    $ 7,586       $ 6,450         $ 1,991
                                                                    ---------   --------      --------        --------
Investing Activities
Investments in subsidiaries and affiliates, net of cash acquired       3,841           -             -               -
Sales of subsidiaries and/or investments                               2,400           -             -               -
Investments in net assets of discontinued operations                                   -                        (2,424)
Purchases of fixed assets                                               (369)          -        (1,108)            444
                                                                     -------     -------      --------        --------
      Net Cash Provided by (Used in) Investing Activities              5,872           -        (1,108)         (1,980)
                                                                     -------     -------      --------        --------

Financing Activities
Borrowings under credit facility                                      35,000           -             -               -
Principal payments on credit facility                                (34,500)          -             -               -
Change in book overdraft                                               5,988           -             -               -
Distribution of income to minority interest                                -      (3,071)            -               -
Proceeds from issuances of common stock                                   47           -             -               -
                                                                     -------     -------       -------        --------
      Net Cash Provided by (Used in) Financing Activities              6,535      (3,071)            -               -
                                                                     -------     -------       -------        --------
Effect of Exchange Rate Changes on Cash                                    -           -            74               -
                                                                     -------     -------       -------        --------
Increase in Cash and Cash Equivalents                                  8,849       4,515         5,416              11
Cash and Cash Equivalents at Beginning of Period                      (4,843)     10,259        14,604             (11)
                                                                     -------     -------       -------        --------

Cash and Cash Equivalents at End of Period                           $ 4,006     $14,774       $20,020        $      -
                                                                     =======     =======       =======        ========

                                                                                                        ICF Kaiser
                                                                                                   International, Inc.
                                                                                   Eliminations        Consolidated
                                                                                   ------------    ------------------


Net Cash Provided by (Used in) Operating Activities                                  $      -           $  12,469
                                                                                     --------           ---------

Investing Activities
Investments in subsidiaries and affiliates, net of cash acquired                            -               3,841
Sales of subsidiaries and/or investments                                                    -               2,400
Investments in net assets of discontinued operations                                        -              (2,424)
Purchases of fixed assets                                                                   -              (1,033)
                                                                                     --------           ---------
      Net Cash Used in Investing Activities                                                 -               2,784
                                                                                     --------           ---------

Financing Activities
Borrowings under credit facility                                                            -              35,000
Principal payments on credit facility                                                       -             (34,500
Change in book overdraft                                                                    -               5,988
Distribution of income to minority interest                                                 -              (3,071
Proceeds from issuances of common stock                                                     -                  47
                                                                                     --------           ---------
      Net Cash Used in Financing Activities                                                 -               3,464
                                                                                     --------           ---------
Effect of Exchange Rate Changes on Cash                                                     -                  74
                                                                                     --------           ---------
Increase (Decrease) in Cash and Cash Equivalents                                            -              18,791
Cash and Cash Equivalents at Beginning of Period                                            -              20,009
                                                                                     --------           ---------

Cash and Cash Equivalents at End of Period                                           $      -           $  38,800
                                                                                     =========          =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 1999, the Company made significant progress toward completion of four large fixed price contracts, involving the construction of plants to produce nitric acid (the Nitric Acid Projects), which caused the Company to recognize contract cost overruns in 1998 totaling $66.0 million. A significant amount of management activities have since been focused on responding to the various cash flow consequences stemming from the substantial loss. Management has now addressed the predominant issues related to completing the Nitric Acid Projects and funding the related cost overruns. Three of the four plants were complete and operating in 1998, while the fourth became operational on April 15, 1999. The Company entered into arrangements with several of the Nitric Acid Project customers and subcontractors in order to minimize the remaining cost uncertainties. The Company may also continue to pursue claims recoveries against certain subcontractors, but has not included any estimate for recoveries in the total recorded cost overrun.

Anticipating the cash flow and liquidity issues that would result from the Nitric Acid Project cost overruns and from significant ensuing restructuring activities, the Company proceeded down two parallel paths addressing liquidity; one intended to recognize significant cash from values inherent in the Company's businesses; the other, involving the Company's revolving credit, was intended to bridge short term needs.

In 1999, the Company announced its intention to sell the two major operating segments described below:

 .    On March 8, 1999, the Company entered into a definitive asset purchase agreement (the EFM Agreement) with The IT Group, Inc. (IT) for the sale of the Company's Environment and Facilities Management Group (EFM). Pursuant to the terms of the EFM Agreement, on April 9, 1999, the Company sold the majority of the active contracts and investments, and transferred a substantial number of employees to IT, for a purchase price of $82 million, less $8 million to be retained by IT for EFM's working capital requirements. IT also acquired the Company's interest in various operating leases for equipment and facilities used by EFM.

 .    Also in March 1999, the Company announced its intention to sell its
     Consulting Group. On March 8, 1999, a non-binding letter of intent was signed with CM Equity Partners, L.P. (CMEP), an equity investment firm based in New York City, and the Group's management for the sale of the majority of the assets associated with the Consulting Group. Although terms of the sale are not completely negotiated, the Company expects to sell 90% of the Consulting Group for an amount in excess of $70 million. The sale is expected to be completed by mid-year 1999.

The accompanying quarterly financial statements reflect these segments' operations as "discontinued" and present the results separate from those of the Company's continuing operations.

The erosion on the Nitric Acid Projects, combined with recent growth in the Company's federal government business, pushed the Company to maximum available borrowing levels and resulted in restrictive amendments to the recently secured revolving line of credit. The amendments now limit cash borrowing and letter of credit access only up to an aggregate of $30 million and require $10 million in cash collateral for existing letters of credit. The Company's revolving credit facility expires on June 30, 1999. Additionally, until the completion of the sale of the discontinued Consulting Group segment, the Company has had and may continue to extend the average age of its vendor obligations and to carefully manage all cash disbursement activity. The payment delays to trade creditors may, at least in the short term, have a negative impact upon the Company's current and future ability to generate and secure business opportunities. The Company is actively exploring means by which the available cash proceeds from the sale of the Consulting Group may be used to facilitate transactions that would reduce the Company's outstanding debt to levels supportable over the long term by anticipated cash flows from operations remaining after the sale of the Consulting Group. Such transactions may include proposals for the exchange of cash, new debt, and equity for some or all of the Company's outstanding notes.

Some of the net cash proceeds from the completed sale of EFM and the pending Consulting Group sale has been and will continue to be used to pay down the cash borrowings on the Company's revolving line of credit and contribute to resolving existing liquidity constraints. The Company also will continue to pursue reductions in its cost structure. This effort, together with an increased focus on risk mitigation and effective resource allocation, are aimed at improving the profitability of the Company's remaining operations. The Company is committed to implementing proper management controls and the processes necessary to deliver high-quality, profitable projects throughout its operations. A plan that management began implementing late in 1998 provides for the discontinuance of unprofitable market areas, the realignment of staff within the Company to meet current needs, and the reduction of significant overhead costs in light of the divestitures of two of its operating groups. The Company anticipates that it will recognize a future charge for additional costs of the restructuring once the plan is fully developed.

The Company ended the first quarter of 1999 with approximately $1.8 billion in contract backlog for its continuing operations; $1.3 billion for Kaiser-Hill and $0.5 billion for E&C. The backlog of the discontinued EFM and Consulting
Groups approximated [$600] million and [$500] million, respectively, as of March 31, 1999.


Results of Continuing Operations

Gross Revenue

The Company's gross revenue by operating group for each of the three month periods ended March 31 are as follows (in millions):

                                                                    1999            1998
                                                                   ------          ------
     Kaiser-Hill...........................................        $145.1          $141.0
     Engineering and Construction (E&C)....................          80.4           115.8
                                                                   ------          ------
          Total............................................        $225.5          $256.8
                                                                   ======          ======

Kaiser-Hill


Kaiser-Hill is a 50% owned, board-controlled and consolidated joint venture between ICF Kaiser International, Inc. and CH2M Hill formed solely to perform the U.S. Department of Energy's Rocky Flats Closure Project awarded in late 1995. The contract is cost-plus incentive fee in nature. Accordingly, the changes in gross revenue earned by Kaiser-Hill during the comparable periods are largely reflective of increased levels of reimburseable subcontractor costs being incurred as the contract progress ensues.

Engineers & Constructors Group (E&C)


The E&C Group provides design engineering, procurement, and construction services to domestic and international clients in the industrial, water, transportation and transit, infrastructure, and semi-conductor (or clean room technologies) markets. The decrease in gross revenue of $35.4 million during the three months ended March 31, 1999 compared to 1998 is comprised primarily of the following:

 .    a decline of $31.1 million in gross revenue generated by the Company's construction management activities specializing in fabrication plants and other facilities for semiconductor and microelectronics customers.

 .    an increase of $12.3 million in gross revenue generated by the Nova Hut steel mini-mill contract in the Czech Republic primarily from completing activities of the project involving the procurement of significant amounts of subcontracted labor and direct materials. Currently contracted portions of this project are expected to be completed during the latter half of 1999.

 .    a reduction of $13.8 million in gross revenue recognized from the Nitric
     Acid Projects, partially reflective of the decreasing volume of activity on the projects as they neared completion and partially of the reversal of revenue as a result of changes in estimates of contract losses at completion.

Service Revenue

The Company's service revenue for the three months ended March 31, as well as the related percentage of service revenue to gross revenue, is as follows (in millions):

                                                                                                      1998
                                                                                                      ----
                                                           1999                  1998                CHANGE
                                                           -----                 -----               ------
     Kaiser-Hill...................................        $34.7      24%        $35.7       25%      (3)%
     Engineering and Construction (E&C)............         27.9      35%         38.8       33%     (26)%
                                                           -----                 -----
                                                           $62.6      28%        $73.5       29%     (15)%
                                                           =====                 =====

Kaiser-Hill
------------

Kaiser-Hill's service revenue is generated in part by fees earned as a percentage of costs incurred to execute the project and in part by incentive fees earned for attaining specified contract performance thresholds. The
incentive fees are not based on incurred costs.   The service revenue decrease
of $0.9 million during the three months ended March 31, 1999 compared to 1998 is reflective of changes in recorded incentive fee estimates between the periods as current phases of the contract contain increased minimum performance levels.

Engineers & Constructors Group (E&C)
-------------------------------------

The decrease in service revenue of $9.9 million during the three months ended March 31, 1999 compared to the same quarter in 1998 is comprised primarily of:

 .    a reduction of $1.8 million previously generated from the Nitric Acid
     Projects. The Projects generated no service revenue in 1999, largely reflective of the large provisions for cost overruns recorded during 1998 and of the fact that the last phases of the contracts were more subcontractor intensive. The related service revenue recognized during the three months ended March 31, 1998 was on two Nitric Acid Projects for which, as of March 31, 1998, the Company had not yet projected losses at completion.. Although management believes that adequate provision for loss reserves and profit estimates for these fixed-price contracts has been reflected in these results, no assurance can be given that there will be no additional future adjustments.

 .    a reduction of $2.2 million generated by the Asia-Pacific activities. The effect on profits of this service revenue decline was somewhat offset by increases over the prior quarter in Australian joint venture activities. The Company records its ownership percentage of the joint venture's results as equity in net income of unconsolidated subsidiaries.

 .    a reduction of $1.0 million representing the late 1998 discontinuance of certain E&C operations in several foreign markets.

 .    other total net reductions of $4.9 million as current projects neared completion compared to the same period in 1998 or entered phases requiring proportionately more subcontractor and direct material costs than the Group's own professional services. This result reflects the overall decline in the Group's contract backlog and is the primary contributor to the Company's operating losses for the three months ended March 31, 1999 - since much of the direct labor that was previously deployed on such projects is decreasingly utilized.

Operating Expenses

Segment operating expenses as a percentage of service revenue for each of the three months ended March 31 are as follows:

                                                                         KAISER-HILL                  E&C
                                                                         -----------                  ---
                                                                     1999         1998         1999        1998
                                                                    ------      -------      -------     -------
          Service Revenue  .                                          100%         100%         100%         100%
          Operating Expenses
            Direct labor and fringe benefits....................       88%          86%          64%          60%
            Group overhead......................................        -            -           39%          30%
                                                                      ----         ----         ----        ----
          Segment income........................................       12%          14%          (3)%         10%
                                                                      ====         ====         ====        ====

The segment operating results include all direct and overhead activities that are typically controllable by the respective segment's business leaders and consist of activities that had sole direct benefit to the respective segment. Operating activities that are deemed to benefit more than one segment are not managed by segment business leaders but are instead managed by the Company's corporate overhead structure and are not allocated to the segments but instead classified as corporate overhead on the Company's income statement.

The decline in Kaiser-Hill's operating income as a percentage of service revenue for the three months ended March 31, 1999 versus 1998 is again indicative of the profit-earning nature of the underlying contract - some profit is earned as a percent of actual costs incurred and some profit is earned based on incentives for attaining specified, qualitative contract performance thresholds. Therefore, total profits may vary as a percentage of service
revenue.   The reduced profit percentage of 12% above reflects changes in recorded incentive fee estimates included in service revenue as compared to the same period in 1998 due to the current phase of the contract containing increased minimum performance levels required to earn the incentive fees. Actual direct labor of Kaiser-Hill remained consistent quarter over quarter at $30.6 million.

The declining E&C results, quarter over quarter, stem from lower gross margins being earned on projects and significant increases and volumes of indirect labor, resulting from completion of projects and the declining backlog prohibiting the redeployment of direct labor to more profitable projects.

There were no significant changes, quarter over quarter (amounts not depicted above), in corporate general and administrative expense. However in light of the significant 1998 contract overruns and ensuing activities directed at resolving the resulting liquidity issues, the Company has been incurring costs that it ordinarily would not incur without these strains. Such costs, including divestiture-related expenses of professional fees as well as increased bank fees, and fines and penalties, have been presented as unusual items in the accompanying income statement.

It should also be noted that the levels of corporate overhead incurred during the three months ended March 31, 1999 and 1998 were for the Company's organization and size prior to the completion of the sales of the recently discontinued segments. Subsequent to those sales, however, corporate overhead and general and administrative spending will need to be restructured and reduced to levels appropriate for the Company's continuing core E&C operations. Management believes it can significantly reduce or "right-size" these costs.
The plan is currently being developed and should take effect beginning late in the second quarter of 1999 - essentially following the completion of the sales of the two discontinued business segments.

Interest Expense

The Company's average outstanding debt and the related average effective interest rates for three months ended March 31, 1999 were $175.8 million and 13.3%, respectively, and $143.8 million and 13.4%, respectively for the three
months ended March 31, 1998.   The increased borrowings were primarily necessary
to fund cost overruns on the Nitric Acid Projects and is the direct cause of the $1.0 million increase in interest expense during the first quarter of 1999 compared to the first quarter of 1998.

Income Tax Expense

The net effect of the income tax activity for the three months ended March 31, 1999 was to continue with recently established practice of not recognizing current financial statement benefits created by the future deductibility of net operating losses, created largely by domestic operations in the current period. Rather, the Company only provided for income taxes that will be due as a result of current period foreign earnings. In addition to this quarter's operating losses, the Company's balance sheet contains a deferred tax asset totaling $34.7 million. The asset is comprised of total future income tax credits of $60.0 million less $25.3 million in valuation allowances. The valuation allowances have been recorded to reflect the current uncertainty over the Company's ability to realize and use all of the net operating loss deductions in the future. Management believes, however, that future earnings, including anticipated gains from the sales of the discontinued segments will generate sufficient taxable income within the next year to realize the entire net $34.7 million deferred tax asset in addition to $24.1 million of benefits currently included in the valuation allowance.

The income tax provision for the three months ended March 31, 1998 was computed using an estimated average effective income tax rate of 28%. The effective rate method was used at March 31, 1998, because the Company had not yet estimated that it would incur significant net operating losses in 1998. Had the losses been projected as of the end of March, 1998, the Company would have only recorded income tax expense on foreign earnings similar to the methodology used for the three months ended March 31, 1999.

The income tax provision for all periods presented excludes the minority's interest in Kaiser-Hill's operating income because it is only 50% owned and is a flow-through entity for income tax purposes.

Results of Discontinued Operations

The operating results of the two discontinued segments has been included in the accompanying financial statements, in accordance with generally accepted accounting principles, in the form of their net results only. Summarized results for the discontinued segments is as follows (in thousands):

                                                                                  EFM                      CONSULTING
                                                                      ---------------------------  -----------------------------

     THREE MONTHS ENDED MARCH 31,                                          1999           1998          1999           1998
                                                                      -------------  ------------  ------------  ---------------
     Gross revenue.................................................      $ 29,939      $ 22,994        $26,462         $25,423
       Subcontracts and materials..................................       (16,377)      (10,158)         5,079          (5,528)
                                                                         --------      --------        -------         -------
     Service revenue...............................................        13,562        12,836         21,383          19,895
     Operating expenses:
       Direct labor and fringe.....................................         6,975         6,566          9,973           9,404
       Group overhead..............................................         4,722         5,139          8,615           6,767
       Depreciation and amortization...............................           455           455            340             288
                                                                         --------      --------        -------         -------
     Segment income before income tax..............................      $  1,410      $    676        $ 2,455         $ 3,436
                                                                         ========      ========        =======         =======

Total segment income from the discontinued operations of $3.9 million and $4.1 million for the three months ended March 31, 1999 and 1998, respectively, is presented in the accompanying income statement net of an applicable 40% income tax rate of $1.6 million and $1.6 million, respectively. Regardless of the income tax expense recognized on the earnings from the discontinued operations, the Company's consolidated tax position has no net current income tax expense (other than for foreign income taxes) - see Income Tax Expense. Therefore, the tax expense attributable to the earnings from the discontinued operations has been offset in the income tax provision from continuing operations by a similar amount of income tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

Operating activities:   Apart from operating cash flows of $2.1 million
generated by Kaiser-Hill for the three months ended March 31, 1999, the Company's remaining continuing operations used $2.0 million in cash during the quarter - primarily for the additional funding of the Nitric Acid Project overruns, as well as growth in its federal government contracts which, generally, require that subcontractor invoices be paid by the Company prior to the Company issuing an invoice to the government customer.

Investing activities: Fixed asset purchases in the first quarter of 1999 and 1998 consisted largely of the capitalized costs of either purchased or internally developed software necessitated by the Company's software replacement
efforts for Year 2000 issues.   The cash flows from the operations of the
discontinued segments, as well as net changes in working capital and investing activities are all presented net in the Cash Flow Statement as "Investments in Net Assets of Discontinued Operations".

During the first quarter of 1998, the Company collected $2.4 million from the sale of its 1997 sale of a remaining minority investment in a pulverized coal injection facility. Also during the first quarter of 1998, the Company acquired cash of approximately $3.8 million when it completed the acquisition of the former ICT Spectrum using common stock.

Financing activities: During the first quarter of 1999, the Company's trade payables were aged significantly as operating activities continued to use cash. Including the effects of book overdrafts, all available financing was fully utilized during the entire quarter - therefore there were no net financing cash flows during the quarter. During the first quarter of 1998, Kaiser-Hill distributed $3.1 million to CH2M Hill.

As of March 31, 1999, the Company had $36.8 million in cash borrowings and $25.2 million in letters of credit outstanding under the revolver credit line, with no additional availability.

Liquidity and Capital Resource Outlook

Based on current plans and expectations, management believes that the net cash proceeds from the completed EFM sale and the pending Consulting Group sale will yield sufficient short-term liquidity to bridge the Company's financing needs until such time as the Company can secure other longer-term funding alternatives. Specifically, the cash proceeds from divestitures will be used to retire outstanding cash borrowings from the revolving credit facility, provide required collateral for contract performance guarantees (including letters of credit), pay overdue vendor obligations and contribute to supporting the future working capital requirements and capital expenditures of the Company's remaining operations including the $9.1 million interest obligations due June 30, 1999 to the Series B Senior and the Senior Subordinated Notes.

The Company's amended $30 million revolving line of credit (the Amended Revolver) from its current lenders expires June 30, 1999. The terms of the Amended Revolver include similar restrictive financial covenants as the Revolver and in addition require the Company to cash collateralize $10.0 million of its letters of credit previously secured by assets of the Company. To extend the Amended Revolver beyond June 8, 1999, if necessary, through to June 30, 1999 a substantial fee would have to be paid to the Company's existing lenders. Such an extension of the Amended Revolver would be required in the event that the sale of the Consulting Group is not consummated before June 8, 1999. Moreover, based on preliminary discussions with existing and prospective senior lenders, the Company does not presently expect to have available a revolving line of credit after June 30, 1999. Accordingly, following the anticipated close of the sale of the Consulting Group, the Company's present plan is to cash collateralize all of the outstanding letters of credit, as well as any additional letters of credit of the type often required to support certain contract performance obligations, and utilize other available cash for working capital purposes. This situation could limit the availability of letters of credit to support the growth of the Company's business.

In the event the Consulting Group sale is not consummated, the Company currently believes the cash flows from ongoing operations of the Consulting Group, Kaiser-Hill, and the E&C Group would most likely generate sufficient collateral, in the form of current trade accounts receivable, to adequately support a borrowing base in the amount needed to secure the size of revolving credit line needed to fund short-term borrowing needs of the Company's for those operations, as well
as the letter-of-credit capacity needed primarily by the E&C Group.   However,
it is difficult to predict with certainty and no assurances can be given as to whether a revolving credit facility would be available to the Company upon such sale or as to the terms on which such a facility might be made available. The Company does not currently have any commitments from lenders for a new line of credit and there can be no assurances as to its ability to secure one.

Whether or not the sale of the Consulting Group is completed, management believes that a factor critical to the Company's success in securing a sufficient and affordable working capital facility in the near term is its ability to immediately reduce sufficient overhead costs from remaining operations and achieve improved operating results. Although management has taken certain steps to accomplish these milestones, there can be no assurance that it
will be able to do so.   In addition, management believes it is necessary for
the Company to realign its capital structure. The Company is actively exploring means by which the available cash proceeds from the sale of the Consulting Group may be used to facilitate transactions that would reduce the Company's outstanding debt to levels supportable over the long term by anticipated cash flows from operations remaining after the sale of the Consulting Group. Such transactions may include proposals for the exchange of cash, new debt and equity for some or all of the Company's outstanding notes. Any issuance of new debt could impose restrictive covenants upon the Company's business operations. Additionally, any equity issuance could result in substantial dilution to current holders of the Company's common stock.

The Company also will continue to explore options that would provide additional capital for longer-term objectives and operating needs, including the possibility for divestiture of additional operating assets and additional equity infusions.

Other Matters

Bath Contingency:   In March 1998, the Company entered into a $187 million
maximum price contract to construct a ship building facility. In May 1998, the Company subsequently learned that estimated costs to perform the contract as reflected in actual proposed subcontracts were approximately $30 million higher than the cost estimates originally used as the basis for contract negotiation between the Company and the customer. After learning this, the Company advised the customer that it was not required to perform the contract in accordance with its terms as a result of a mutual mistake among them in negotiating that contract. In October 1998, the customer presented an initial draft of a claim against the Company requesting payment for estimated damages and entitlements pursuant to the terminated contract. The Company and the customer are currently discussing the customer's draft claim. No provision for loss for this matter has been included in the Company's financial results to date as management does not believe that it has sufficient information to reasonably estimate the outcome as negotiation activity has not been significant to date.

Acquisition Contingency:   The ICF Kaiser common shares exchanged for the stock
of ICT Spectrum in the March, 1998 acquisition, carry the guarantee that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event that the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock with a total value equal to the shortfall, depending upon the Company's preference. Pursuant to the terms of the Agreement, however, the total number of contingently issuable shares of common stock cannot exceed an additional 1.5 million. Given that the quoted fair market value of the stock at March 31, 1999 was [$1.44] per share, and that the Company's current debt instruments restrict the amount of cash that can be used for acquisitions, the assumed issuance of an additional 1.5 million shares would not completely extinguish the purchase price contingency. The Company therefore would be required to obtain an amendment to current debt instruments or replace them in order to complete a cash fill-up. Any future distribution of cash or common stock would be recorded as a charge to the Company's paid-in-capital.

Until the earlier of the contingent purchase price resolution or March 1, 2001, any additional shares assumed to be issued because of shortfalls in fair market value will be included in the Company's diluted earnings per share calculations, unless they are antidilutive. The exchanged shares also contain restrictions preventing their sale prior to March 1, 2001.

On March 29, 1999, one ex-ICT Spectrum shareholder, individually and on behalf of all others similarly situated, filed a class action lawsuit alleging false and misleading statements made in a private offering memorandum, and asserting other claims, in connection with the Company's acquisition of ICT Spectrum in 1998.

Year-2000 Readiness:   Similar to many organizations that use computer programs
in their operations, the Company is addressing the impact of the Year-2000 issue on its business. The Year-2000 issue is the result of computer programs that were written using two digits rather than four to identify the year in a date field. Although it is possible that certain programs could function if left uncorrected, there is a significant risk that computer programs will recognize any two digit date containing ''00'' to be referring to the year 1900 rather than the year 2000. This could result in system failures and miscalculations causing disruptions to regular operations.

The Company has developed and implemented a plan to achieve Year-2000 readiness. The Year-2000 program, led and coordinated at the corporate level, consists of senior management from all Company disciplines, and is being executed and implemented by teams in each of the Company's operating groups throughout the world. The Company has identified the following five areas in which Year-2000 readiness and/or risk assessment are critical operations:

     (1) software applications used by management to run and monitor the business (''Internal Systems'');

     (2) the hardware and related software used internally to run the core business--such as desk-top hardware and software applications, communications networks, and systems used in the operation of office facilities (''Hardware, Network, and Facilities Systems'');

     (3) software that the Company has either purchased, designed, developed, written, or interfaced, and sold to customers (''Customer Systems'');

     (4) software used by the Company's significant vendors or subcontractors that could disrupt the flow of the Company's activities in the event that the system malfunctions (''Vendor Systems''); and

     (5) systems critical to the operations of Kaiser-Hill (''Kaiser-Hill Systems'').

Within each category, the Company has identified and assigned criticality priorities to the various systems. Levels of system criticality were defined as those that might have a significant adverse effect to the Company in any of the areas of safety, environmental, legal, financial, and service-delivery capabilities.

Internal Systems: Management's ongoing assessment of the majority of its Internal Systems began in 1995 and 1996 with the replacement of its main-frame based financial and project management software systems with new client-server applications which will be Year 2000 ready. The phased conversion to the new systems began in 1996 and will be completed by September 1999. The costs of the new software, external consultants, and the internal cost of implementation labor is being capitalized and amortized over a period of five years. The total remaining costs, excluding internal labor, of this aspect of the Year-2000 project, including nonrecurring costs associated with the historical archival of main-frame-based computer data, is estimated to be less than $1.0 million.

Hardware, Network and Facilities Systems: The Company is finalizing the inventory and assessment of these systems and is currently in the replacement mode. Estimated costs of $0.2 million will be incurred to replace these critical systems, primarily including the replacement of embedded technology in items such as telephone switches. The Company will most likely finance the majority of this obligation through operating leases just as it does for the majority of its annual ongoing needs for technology updates for desk-top hardware and software. Accordingly, the charges will be expensed as the lease financing is paid.

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

Kaiser-Hill Systems:   Kaiser-Hill also has a Year-2000 readiness program,
separate from that of the Company. The United States Department of Energy (DOE) owns all property and equipment at the Rocky Flats Environmental Technology Site near Denver, Colorado. While DOE bears the Year-2000 risk at Rocky Flats, Kaiser-Hill manages and uses the DOE property in its execution of the site closure contract. One work element of the Rocky Flats contract requires that Kaiser-Hill plan and execute DOE's Year-2000 readiness activities at the site. Costs incurred by Kaiser-Hill in the execution of the readiness activities are fully reimbursed by the DOE. Additionally, Kaiser-Hill is eligible for performance award fees for attaining certain plan performance milestones, and is susceptible to penalties in the event certain plan milestones are not attained. Successful progress on the plan execution to date has resulted in Kaiser-Hill being awarded $0.5 million in performance award fees through March 31, 1999, as well as attaining reductions to the total amount of potential penalties, limiting the remaining potential penalty exposure to $0.5 million.

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

At this time, the Company has not developed a ''worst case'' scenario or an overall Year-2000 contingency plan but will do so when, if ever, management believes such plans are warranted. Management believes that the majority of the risks to its critical business operations are within the Company's control and ability to address. (see ''Forward-Looking Information'' below).


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

The Company is availing itself of the safe harbor provisions provided in the Private Securities Litigation Reform Act of 1995 by cautioning readers that the forward-looking statements that use words such as the Company ''believes,'' ''anticipates,'' ''expects,'' ''estimates,'' and ''believes'' are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. These forward-looking statements will be contained in the Company's federal securities laws filings or in written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts, and others. Any such written or oral forward-looking statements should be considered in context with the risk factors discussed below:

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

 .    the Company may consider the sale of various operating groups in order togenerate liquidity sufficient to meet its obligations. In the event that planned sales of operations cannot be consummated on a timely basis, the Company will need access to other sources of working capital to adequately fund its remaining operations.

 .    the Company may not be able to maintain the existing volume or size of contracts and may not be able to realize increased contract performance levels. The Company is involved in a number of fixed-price contracts under which the Company can benefit from cost savings or performance efficiencies, but if certain pricing and performance assumptions prove inaccurate, unrecoverable cost overruns can occur.

 .    the Company may not be awarded new contracts for which it is competing in its established markets or these awards may be delayed; in addition, the Company may not be able to win contracts in new markets it chooses to target. General economic conditions in the international arena, especially Asia and Latin America, could negatively impact the Company's current international business and its ability to expand in international markets.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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



                          Part II - Other Information

Item 1.  Legal Proceedings

         As previously reported in the Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The exhibits filed as part of this report are listed below:

No. 4(a)(8)   Eighth Supplemental Indenture dated as of April 9, 1999
No. 4(f)(3)   Third Supplemental Indenture dated as of April 9, 1999
No. 4(g)      Form of 12% Senior Note due 2003, Series B
No. 21        Consolidated Subsidiaries of the Registrant as of April 12, 1999
No. 27        Financial Data Schedule

         (b)  Reports on Form 8-K

On March 10, 1999, ICF Kaiser filed a Form 8-K referencing the Letter of Intent with CM Equity Partners, L.P. and a Definitive Purchase Agreement for the assets of the company's Environmental and Facilities Management Group with The IT Group.

On April 23, 1999, ICF Kaiser filed a Form 8-K referencing the sale of the majority of the active contracts and investments of its Environmental and Facilities Management Group with The IT Group.

On May 12, 1999, ICF Kaiser filed a Form 8-K referencing changes in senior management.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                              ICF KAISER INTERNATIONAL, INC.
                              (Registrant)
Date: May 17, 1999

                              /s/ Timothy P. O'Connor
                              -----------------------
                              Timothy P. O'Connor
                              Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)