Form 10-Q
period 1999-06-30
ICF KAISER INTERNATIONAL INC
filed 1999-08-16
CIK 856200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999         Commission File No. 1-12248



                         ICF KAISER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                 54-1437073
   (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                 Identification No.)

   9300 Lee Highway, Fairfax, Virginia                 22031-1207
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number including area code: (703) 934-3600


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [_]


On August 12, 1999, there were 23,822,657 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

                         ICF KAISER INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                                                                          Page
Part I - Financial Information

 Item 1. Financial Statements:

           Consolidated Balance Sheets -
           June 30, 1999 and December 31, 1998........................      3

           Consolidated Statements of Operations and Comprehensive
           Income (Loss)-
           Three and Six Months Ended June 30, 1999 and 1998..........      4

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1999 and 1998....................      5

           Notes to Consolidated Financial Statements.................   6-20

 Item 2    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................  21-31

 Item 3    Quantitative and Qualitative Disclosures
           About Market Risk..........................................     31


Part 11 - Other Information

  Item 1. Legal Proceedings. .........................................     31

  Item 2. Changes in Securities and Use of Proceeds. .................     31

  Item 3. Defaults Upon Senior Securities. ...........................     31

  Item 4. Submission of Matters to a Vote of Security Holders. .......     31

  Item 5. Other Information. .........................................     31

  Item 6. Exhibits and Reports on Form 8-K ...........................     31

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares)

--------------------------------------------------------------------------------
                                                      June 30,      December 31,
                                                       1999             1998
--------------------------------------------------------------------------------
                                                           (Unaudited)
Assets
Current Assets
    Cash and cash equivalents                             $ 67,514     $ 15,248
    Restricted cash                                         22,854           --
    Contract receivables, net                              204,758      234,320
    Prepaid expenses and other current assets               15,693       11,918
    Deferred income taxes                                       --       34,673
    Net assets of discontinued operations                       --       65,862
                                                                --     --------
            Total Current Assets                           310,819      362,021
                                                          --------     --------

Fixed Assets
    Furniture, equipment, and leaseholds                    17,182       17,970
    Less depreciation and amortization                     (13,244)     (13,665)
                                                          --------     --------
                                                             3,938        4,305
                                                          --------     --------

Other Assets
    Goodwill, net                                           21,687       23,323
    Investments in and advances to affiliates                8,939        7,571
    Capitalized software development costs                   2,046        1,618
    Notes receivable                                         6,550           --
    Other                                                   10,455       12,745
                                                           -------      -------
                                                            49,677       45,257
                                                           -------      -------

                   Total Assets                         $  364,434    $ 411,583
                                                        ==========    =========

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
    Debt currently payable                              $       --     $ 30,729
    Accounts payable                                       165,983      179,451
    Accrued salaries and benefits                           35,447       31,141
    Other accrued expenses                                  22,959       36,865
    Accrued interest                                         9,100           --
    Deferred revenue                                         6,404       36,847
    Income taxes payable                                     4,307        2,147
                                                           -------      -------
            Total Current Liabilities                      244,200      317,180

Long-term Liabilities
    Long-term debt                                         137,730      137,488
    Other                                                   17,699       19,584
                                                          --------     --------
            Total Liabilities                              399,629      474,252
                                                          --------     --------

Commitments and Contingencies

Minority Interest                                            4,654          449


Shareholders' Equity (Deficit)
    Preferred stock                                             --           --
    Common stock, par value $.01 per share:
       Authorized-90,000,000 shares
       Issued and outstanding- 23,822,657 and
         24,257,828 shares                                     238          242
    Additional paid-in capital                              75,127       75,422
    Notes receivable collateralized by common stock             --         (638)
    Accumulated deficit                                   (111,704)    (134,757)
    Accumulated other comprehensive income (loss)           (3,510)      (3,387)
                                                           --------     --------
           Total Shareholders' Equity (Deficit)            (39,849)     (63,118)
                                                           --------     --------

                   Total Liabilities and Shareholders'
                   Equity (Deficit)                      $ 364,434     $ 411,583
                                                         ==========    =========

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss) (In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                                      Three Months Ended June 30,         Six Months Ended June 30,
                                                                     ------------------------------       --------------------------
                                                                        1999              1998               1999          1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Gross Revenue                                                          $ 219,880         $ 263,129         $ 445,377      $ 519,968
   Subcontract and direct material costs                                (158,082)         (190,943)         (320,940)      (374,277)
   Provision for contract losses                                               -           (40,000)                -        (40,000)
    Equity in net income of unconsolidated subsidiaries                    1,476             1,407             2,996          2,434
                                                                       ---------         ---------         ---------      ---------

Service Revenue                                                           63,274            33,593           127,433        108,125

Operating Expenses
   Direct labor and fringe benefits                                       48,851            54,951            97,310        108,416
   Group overhead                                                          9,152            10,872            20,089         22,155
   Corporate general and administrative                                    3,985             4,058             8,139          7,902
   Depreciation and amortization                                           1,617             1,439             3,098          3,031
   Severance and restructuring                                             9,359             1,500             9,359          1,500
   Other unusual charges                                                     405                 -             1,335              -
                                                                       ---------         ---------         ---------      ---------

Operating Income (Loss)                                                  (10,095)          (39,227)          (11,897)       (34,879)

Other Income (Expense)
   Interest income                                                           339               435               607            901
   Interest expense                                                       (6,357)           (4,939)          (12,209)        (9,760)
                                                                       ---------         ---------         ---------      ---------

Income (Loss)  From Continuing Operations
   Before Income Taxes, Minority Interest, Extraordinary                 (16,113)          (43,731)          (23,499)       (43,738)
   Item and Cumulative Effect of Accounting Change

   Income tax (expense) benefit                                             (573)           14,159               602         14,627
                                                                       ---------         ---------         ---------      ---------

Income (Loss) From Continuing Operations                                 (16,686)          (29,572)          (22,897)       (29,111)
   Before Minority Interest, Extraordinary Item
   and Cumulative Effect of Accounting Change

   Minority interest in net income of subsidiaries                        (2,123)           (2,040)           (4,205)        (4,551)
                                                                       ---------         ---------         ---------      ---------

Income (Loss) Before Discontinued Operations,                            (18,809)          (31,612)          (27,102)       (33,662)
   Extraordinary Item and Cumulative Effect of
   Accounting Change

   Income (loss) from discontinued operations, net of tax                   (417)            1,944             2,157          4,439
   Gain on sale of discontinued operations, net of tax                    48,755                 -            48,755              -
                                                                       ---------         ---------         ---------      ---------

Income (Loss) before Extraordinary Item and
    Cumulative Effect of Accounting Change                                29,529           (29,668)           23,810        (29,223)
   Extraordinary item, net of tax                                           (698)                -              (698)             -
                                                                       ---------         ---------         ---------      ---------

Income (Loss) before Cumulative Effect
   of Accounting Change                                                   28,831           (29,668)           23,112        (29,223)
   Cumulative effect of accounting change, net of tax                          -            (6,000)                -         (6,000)
                                                                       ---------         ---------         ---------      ---------

Net Income (Loss)                                                       $ 28,831         $ (35,668)         $ 23,112      $ (35,223)
                                                                       =========         =========         =========      =========


Basic and Diluted Earnings (Loss)  Per Share:
   Continuing operations, net of tax                                   $   (0.79)        $   (1.31)        $   (1.13)     $   (1.40)
   Discontinued operations, net of tax                                      2.03              0.08              2.12           0.18
   Extraordinary item, net of tax                                          (0.03)                -             (0.03)             -
   Cumulative effect of acounting change, net of tax                          -              (0.25)               -           (0.25)
                                                                       ---------         ---------         ---------      ---------
                                                                       $    1.21         $   (1.48)        $    0.96      $   (1.47)
                                                                       =========         =========         =========      =========

Weighted average shares for basic earnings per share                      23,840            24,103            23,971         24,017
   Effect of dilutive stock options                                            -                 -                 -              -
                                                                       ---------         ---------         ---------      ---------

Weighted average shares for diluted earnings per share                    23,840            24,103            23,971         24,017
                                                                       =========         =========         =========      =========

Comprehensive Income (Loss)
   Net Income (Loss)                                                   $  28,831         $ (35,668)        $  23,112      $ (35,223)
   Other Comprehensive Income (Loss)
     Foreign currency translation adjustments                               (334)           (1,441)              133           (887)
                                                                       ---------         ---------         ---------      ---------
Total Comprehensive Income (Loss)                                      $ 28,497          $ (37,109)        $ 23,245       $ (36,110)
                                                                       =========         =========         =========      =========

------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except per share amounts)

====================================================================================================================
                                                                                          Six Months Ended June 30,
                                                                                        ----------------------------
                                                                                            1999            1998
--------------------------------------------------------------------------------------------------------------------
                                                                                                  (Unaudited)
Operating Activities
Net income (loss)                                                                          $ 23,112       $ (35,223)
Adjustments to reconcile net income (loss) to net cash
   (used in) operating activities:
   Income from discontinued operations                                                       (2,157)              -
   Gain on sale of discontinued operations                                                  (48,755)              -
   Depreciation and amortization                                                              3,098           4,431
   Net change in provision for losses                                                        (6,295)         41,516
   Extraordinary item                                                                           698               -
   Cumulative effect of accounting change                                                         -           6,000
   Provision for deferred income taxes                                                       34,673         (18,106)
   Note receivable write-off                                                                    638               -
   (Advances to) distributions from joint ventures and
     affiliates (in excess of) less than equity in earnings                                  (1,588)            237
   Minority interest in net income of subsidiaries                                            4,205           4,551
   Changes in operating assets and liabilities, net of acquisitions and dispositions:
     Contract receivables, net                                                               29,562         (23,460)
     Prepaid expenses and other current assets                                               (3,775)         (7,063)
     Accounts payable and accrued expenses                                                  (24,953)            990
     Deferred revenue                                                                       (30,443)          4,198
     Income taxes payable                                                                     2,160             (43)
                                                                                         -----------     -----------
   Net Cash Used in Operating Activities                                                    (19,820)        (21,972)
                                                                                         -----------     -----------
Investing Activities
Cash proceeds from investments in subsidiaries and affiliates                                     -           3,759
Sales of subsidiaries and/or investments                                                          -           2,400
Net proceeds from sales of discontinued operations                                          135,316               -
Purchases of fixed assets                                                                      (428)         (2,546)
                                                                                         -----------     -----------
   Net Cash Provided by Investing Activities                                                134,888           3,613
                                                                                         -----------     -----------
Financing Activities
Borrowings under revolving credit facility                                                   57,064          76,500
Principal payments on revolving credit facility                                             (92,584)        (66,000)
Cash collateral for performance guarantees                                                  (22,854)              -
Change in book overdraft                                                                     (4,542)          5,518
Distribution of income to minority interest                                                       -          (3,489)
Proceeds from issuances of common stock                                                          38              86
                                                                                         -----------     -----------
   Net Cash (Used in ) Provided by Financing Activities                                     (62,878)         12,615
                                                                                         -----------     -----------
Effect of Exchange Rate Changes on Cash                                                          76            (309)
                                                                                         -----------     -----------
Increase (Decrease) in Cash and Cash Equivalents                                             52,266          (6,053)
Cash and Cash Equivalents at Beginning of Period                                             15,248          20,020
                                                                                         -----------     -----------
Cash and Cash Equivalents at End of Period                                                $  67,514       $  13,967
                                                                                         ===========     ===========
Supplemental cash flow information is as follows:

Cash payments for interest                                                                $   3,295       $   9,384
Cash payments for income taxes                                                                   23               -
Non-cash transactions:
   Issuance of common stock                                                                                   8,455
   Reacquisition of common stock                                                               (337)           (513)
====================================================================================================================

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC.  AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (the Company), except for the December 31, 1998 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998 and the information included in the Company's Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the June 30, 1999 financial statements.


2.  Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. The assumed proceeds from the exercise of dilutive securities are used to purchase common stock at the average market price during the period. The difference between the number of shares assumed issued and the number of shares assumed purchased is added to the basic EPS denominator in order to derive the diluted EPS denominator. All of the Company's common stock equivalents have been excluded from the fully diluted EPS calculation as they are anti-dilutive.


3.  Restructuring Plan

In response to severe liquidity constraints and related side effects of substantial cost overruns incurred primarily in 1998 on four fixed price projects, management, along with the Board of Directors, developed a plan
intended to restructure the Company.   The plan consists primarily of:

 . Divesting of operating units and reinvesting the funds into the Company to facilitate the completion of the problem projects and to provide working capital necessary to grow the retained business activities;

 . Reducing the Company's overhead cost structure that would remain after the divestiture of the operating units referenced above;

 .  Improving profitability of the retained operations; and

 . Revising the Company's debt and capital structure in order to eliminate barriers to securing new business and improve accessibility to new sources of working capital.

Elements of the plan were initiated as early as the third quarter of 1998 while
the problem projects were entering their final phases of completion.    As
summarized below the progress made to date toward achieving each plan element varies and the detail of each element continues to be reviewed and refined to ensure that progress is made toward attainment.

Divesting of Operating Units

As of June 30, 1999, the Company has completed the sales of two business segments.

   . Sale of the Environment and Facilities Management Group (EFM): On April 9, 1999, the Company sold the majority of the active contracts and investments, and transferred a substantial number of employees of EFM, to The IT Group, Inc. (IT) for a cash purchase price of $82 million, less $8 million which was retained by IT for EFM's working capital requirements. The Company will complete EFM contracts that were not sold to IT in the near term. Net of income tax expense, the Company recognized a gain of $13.4 million from the sale.

   . Sale of the Consulting Group: On June 30, 1999, the Company sold 90% of its Consulting Group to CM Equity Partners, L.P. and the Group's management for $64.0 million in cash and $6.6 million of interest-bearing notes. The Company retained a 10% ownership balance in the new and independent consulting company, now known as ICF Consulting Group, Inc. Net of income tax expense, the Company recognized a gain of $35.4 million from the sale.

The combined net financial position and operating results of the two segments have been presented in the accompanying financial statements as discontinued operations for the entire six-month period. All prior period financial information has also been restated to conform to the current presentation.

Reducing Overhead and Improving Profitability

The restructuring plan includes actions to realign and reduce the Company's post-divestiture overhead cost structure such that the remaining levels are appropriate for its continuing operations. Elements of the overhead reduction plan include an approximate 25% personnel reduction in the Company's wholly-owned North American operations, downsizing facilities, closing of marginally profitable office locations, discontinuing certain business offerings, improving direct labor utilization on projects and enhancing project controls to minimize
risks of future contract losses.   Because of certain centralized aspects of the
Company's organization structure that existed prior to completing the divestitures discussed above, the cost reduction elements of this phase of the plan could not begin effectively until after the divestitures were completed. The results of the rightsizing should be evident in the Company's operating results after June 30, 1999.

In connection with these actions, the Company recorded a charge for severance and restructuring costs of $9.4 million during the second quarter of 1999. Components of the charge included $4.5 million for severance, $1.6 million for the write-off of goodwill associated with the discontinuance of operations from a prior acquisition, a $2.2 million write-down reflective of the carrying value impairment of certain long-term investments, and a $1.1 million charge for anticipated sublease losses incurred as a result of office downsizing.

These cost reduction efforts, together with an increased focus on risk mitigation and effective resource allocation, are aimed at improving the profitability of the Company's remaining operations. The Company is committed to implementing proper management controls and the processes necessary to deliver high-quality, profitable projects throughout its operations.

Revising the Capital Structure

The Company is actively exploring means by which the remaining available cash proceeds from the sale of the EFM and Consulting Groups may be used to facilitate transactions that would reduce the Company's outstanding debt to levels supportable over the long term by anticipated cash flows from remaining operations. Such transactions may include proposals for the exchange of cash, new debt and equity for some or all of the Company's outstanding Senior and Senior Subordinated Notes (the Notes). Any equity issuance could result in substantial dilution to current holders of the Company's common stock.


4.  Revolving Credit Facility and Long-term Debt

The terms of the Company's revolving credit facility called for the proceeds of asset sales to be used to extinguish outstanding debt and to terminate the facility. Upon the sale of the EFM Group, the Company used $35.5 million in proceeds to extinguish outstanding borrowings. The Company then obtained an amendment to the revolver extending the facility, with similar restrictive financial covenants and a substantially reduced total borrowing capacity, until the earlier of June 30, 1999 or the completion of the Company's sale of its Consulting Group. The amendment required an additional $10.0 million of the EFM proceeds to cash collateralize a portion of its outstanding letters of credit previously secured by assets of the Company. Upon the closing of the sale of the Consulting Group on June 30, 1999, an additional $12.8 million of sale proceeds was required to cash collateralize the remaining amount of outstanding letters of credit. The facility was then terminated. Amendment fees totaling $1.0 million have been included in interest expense for the three and six months ended June 30, 1999. Unamortized debt issuance costs of $1.1 million associated with this facility, net of an income tax benefit of $0.4 million, were expensed on June 30, 1999 as an extraordinary item in the accompanying Statement of Operations.

The Company did not make the semi-annual interest payment due on its Notes of $9.1 million on June 30, 1999, but did pay the interest in full on July 30, 1999 prior to the expiration of a 30-day grace period contained in the Note indentures.

5.  Segment Information

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

Continuing Business Segments: For purposes of providing segment information, the Company's continuing business segments are:

   . the Engineers and Constructors Group (E&C), which provides engineering, construction management and project and program management services to commercial and federal, state, and local entities in the areas of transit and transportation, alumina and aluminum, facilities engineering and management, iron and steel and microelectronics and clean technology;

   . Kaiser-Hill Company, LLC (Kaiser-Hill), a 50% owned subsidiary, which serves as the integrated management contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado. The Company, through a designated majority representation on Kaiser-Hill's board of directors, has a controlling interest in Kaiser-Hill and therefore consolidates Kaiser-Hill's results of operations with those of its only other remaining business segment, E&C. Although the Company has a controlling interest in Kaiser-Hill, as defined by generally accepted accounting principles, the subsidiary's operations are primarily directed by its own dedicated management team. Neither the management of the Company nor the management of the other 50% owner has an active role in Kaiser-Hill's day-to-day operations.

      After the completion of the divestitures discussed above, the financial information for Kaiser-Hill represents a substantial portion of many components of the Company's financial statements. Accordingly, management believes that a separate presentation of Kaiser-Hill's financial statements is meaningful in interpreting the financial results of the remaining core E&C operations. See Note 6 for the condensed financial statements of Kaiser-Hill Company, LLC.

Financial data for the three and six months ended June 30, 1999 for the continuing business segments are as follows (in thousands):


                                                         Kaiser-Hill                    E&C                          Total
                                                 ------------------------    ------------------------      ------------------------
1999                                                Three         Six            Three         Six             Three         Six
----                                                -----         ---            -----         ---             -----         ---
                                                   Months       Months          Months        Months          Months        Months
                                                   ------       ------          ------        ------          ------        ------
Gross revenue..................................  $ 165,221     $ 310,297       $ 54,659     $ 135,080       $ 219,880     $ 445,377
  Subcontracts and materials...................   (129,226)     (239,567)       (28,856)      (81,373)       (158,082)     (320,940)
  Equity in unconsolidated subsidiaries........         --            --          1,476         2,996           1,476         2,996
                                                 ---------     ---------       --------     ---------       ---------     ---------
Service revenue................................     35,995        70,730         27,279        56,703          63,274       127,433
Operating expenses:
  Direct labor and fringe......................     31,750        62,321         17,101        34,989          48,851        97,310
  Group overhead...............................         --            --          9,152        20,089           9,152        20,089
                                                 ---------     ---------       --------     ---------       ---------     ---------
Segment income.................................  $   4,245     $   8,409       $  1,026     $   1,625           5,271        10,034
                                                 =========     =========       ========     =========
Reconciliation of segment income to operating
income (loss) from continuing operations:
  Corporate overhead...........................                                                                 3,985         8,139
  Severance and restructuring..................                                                                 9,359         9,359
  Depreciation and amortization................                                                                 1,917         3,398
  Other unusual charges........................                                                                   405         1,335
                                                                                                           ----------    ----------
Operating income (loss) from continuing
operations.....................................                                                             $ (10,395)    $( 12,197)
                                                                                                            =========     =========
1998
----
Gross revenue..................................  $ 151,487     $ 292,529       $111,642     $ 227,439       $ 263,129     $ 519,968
  Subcontracts and materials...................   (115,959)     (221,315)       (74,984)     (152,962)       (190,943)     (374,277)
  Provision for contract losses................         --            --        (40,000)      (40,000)        (40,000)      (40,000)
  Equity in unconsolidated subsidiaries........         --            --          1,407         2,434           1,407         2,434
                                                 ---------     ---------       --------     ---------       ---------     ---------
Service revenue................................     35,528        71,214         (1,935)       36,911          33,593       108,125
Operating expenses:
  Direct labor and fringe......................     31,448        62,112         23,503        46,304          54,951       108,416
  Group overhead...............................         --            --         10,872        22,155          10,872        22,155
                                                 ---------     ---------       --------     ---------       ---------     ---------
Segment income.................................  $   4,080     $   9,102       $(36,310)    $ (31,548)        (32,230)      (22,446)
                                                 =========     =========       ========     =========
Reconciliation of segment income to operating
income from continuing operations:
  Corporate overhead...........................                                                                 4,058         7,902
  Depreciation and amortization................                                                                 1,439         3,031
  Severance and restructuring..................                                                                 1,500         1,500
                                                                                                            ---------     ---------
Operating income from continuing
operations....................................                                                              $ (39,227)    $ (34,879)
                                                                                                            =========     =========

6.   Condensed Financial Information for Kaiser-Hill Company, LLC

Unaudited financial information for the 50%-owned, controlled and consolidated Kaiser-Hill is as follows (see Note 5):


     Balance Sheets
     --------------

                                                                                    June 30,    December 31,
                                                                                      1999          1998
                                                                                    --------      --------
Assets
Cash and cash equivalents..............................................             $  7,199         $  3,644
Contract receivables, net..............................................              124,559          127,163
                                                                                    --------         --------
             Total Assets..............................................              131,758          130,807

Liabilities
  Accounts payable.....................................................              105,802          115,730
    Accrued salaries and benefits......................................               15,136           12,666
                                                                                    --------         --------
       Total Liabilities...............................................              120,938          128,396

Commitments and contingencies..........................................

Net Assets.............................................................             $ 10,820         $  2,411
                                                                                    ========         ========



     Income Statements
     -----------------

                                                           Three Months ended           Six Months ended
                                                                June 30,                    June 30,
                                                      --------------------------    ------------------------
                                                          1999          1998          1999          1998
                                                      --------------------------    ------------------------
Gross Revenue.........................................  $ 165,221     $ 151,487     $ 310,297     $ 292,529
    Subcontract and direct material costs.............   (129,226)     (115,959)     (239,567)     (221,315)
                                                        ---------     ---------     ---------     ---------
Service Revenue.......................................     35,995        35,528        70,730        71,214

Operating Expenses....................................
    Direct labor and fringe benefits..................     31,750        31,448        62,321        62,112
                                                        ---------     ---------     ---------     ---------

Net Income............................................  $   4,245     $   4,080     $   8,409     $   9,102
                                                        =========     =========     =========     =========

Minority's interest in Kaiser-Hill net income.........  $   2,123     $   2,040     $   4,205     $   4,551
                                                        =========     =========     =========     =========

Company's interest in Kaiser-Hill net income..........  $   2,123     $   2,040     $   4,205     $   4,551
                                                        =========     =========     =========     =========



     Statements of Cash Flows
     ------------------------

                                                                                     For the six months ended June
                                                                                                  30,
                                                                                  ---------------------------------

                                                                                         1999                1998
Operating Activities                                                                --------------    --------------

Net Income........................................................................        $ 8,409          $  9,102
    Changes in operating assets and liabilities:..................................
        Accounts receivable, net..................................................          2,604           (27,603)
        Accounts payable and accrued expenses.....................................         (7,458)           13,956
                                                                                          -------          --------
   Net cash provided by (used in) operating activities............................          3,555           (13,647)
                                                                                          -------          --------

Financing Activities
   (Distributions to) receipts from shareholders..................................              0            (4,722)
                                                                                          -------          --------
   Net cash (used in) provided by financing activities............................              0            (4,722)
                                                                                          -------          --------

Increase in cash and cash equivalents.............................................          3,555            (9,267)
Cash and cash equivalents at beginning of period..................................          3,644            10,181
                                                                                          -------          --------
Cash and cash equivalents at end of period........................................        $ 7,199          $    914
                                                                                          =======          ========

7.    Contingencies

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

As a result of uncertainties surrounding the costs to complete large fixed-price contracts involving the construction of plants to produce nitric acid, in 1998 the Company established $66.0 million in reserves intended to cover its estimate of the related cost overruns. Although management believes that, based on information currently available, an adequate provision for loss reserves for these fixed-price contracts has been reflected in the financial statements, no assurance can be given that the full amount of any claims will be realized or that the loss provision is entirely adequate.

Acquisition Contingency: The ICF Kaiser common shares exchanged for the stock of ICT Spectrum in the March, 1998 acquisition carry the guarantee that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event that the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock, or both, with a total value equal to the shortfall, depending upon the Company's preference. Pursuant to the terms of the agreement, however, the total number of contingently issuable shares of common stock cannot exceed an additional 1.5 million. Given that the quoted fair market value of the stock at June 30, 1999 was $0.38 per share, the assumed issuance of an additional 1.5 million shares would not completely
extinguish the purchase price contingency.   Any future distribution of cash or
common stock would be recorded as a charge to the Company's paid-in-capital.

Until the earlier of the contingent purchase price resolution or March 1, 2001, any additional shares assumed to be issued because of shortfalls in fair market value will be included in the Company's diluted earnings per share calculations, unless they are antidilutive. The exchanged shares also contain restrictions preventing their sale prior to March 1, 2001.

On March 29, 1999, one ex-ICT Spectrum shareholder, individually and on behalf of all others similarly situated, filed a class action lawsuit alleging false and misleading statements made in a private offering memorandum, and otherwise,
in connection with the Company's acquisition of ICT Spectrum in 1998.   The
Company has filed a motion to dismiss the plaintiffs' amended complaint.

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

In connection with the sales of the EFM and Consulting Groups completed in the second quarter of 1999, the Company has made commitments to indemnify the buyers of those businesses on certain matters, including, but not limited to amounts incurred, if any, relating to unfavorable settlements and outcomes from government audits. The Company has provided for estimates of such contingencies.


8.  Guarantor Subsidiaries

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

ICF Kaiser Remediation Company was included in the sale of the EFM Group to IT on April 9, 1999 and Systems Applications International, Inc. was included in the sale of the Consulting Group on June 30. Accordingly, both subsidiaries were eliminated as guarantors effective with the closings of the two sales.

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

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 1999
(In thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 ICF Kaiser
                                              Parent     Subsidiary  Non-Guarantor Discontinued              International, Inc.
                                              Company    Guarantors  Subsidiaries  Operations  Eliminations     Consolidated
                                            ---------- ------------ ------------- ------------ ------------ -------------------
Assets
Current Assets
Cash and cash equivalents                    $   48,584   $    9,036   $    9,894   $        -   $       -     $   67,514
Restricted cash                                  22,854            -            -            -           -         22,854
Contract receivables, net                        (4,198)     132,226       76,730            -           -        204,758
Intercompany receivables, net                   188,619       10,357     (198,976)           -           -              -
Prepaid expenses and other current assets           (13)         483       15,223            -           -         15,693
Deferred income taxes                            (1,061)       3,284       (2,223)           -           -              -
Net assets of discontinued operations                -            -            -             -           -              -
                                             ----------   ----------   ----------   ----------  ----------     ----------
Total Current Assets                            254,785      155,386      (99,352)           -           -        310,819
                                             ----------   ----------   ----------   ----------  ----------     ----------

Fixed Assets
Furniture, equipment, and leaseholds              4,333        1,377       11,472            -           -         17,182
Less depreciation and amortization               (3,848)      (1,191)      (8,205)           -           -        (13,244)
                                             ----------   ----------   ----------   ----------  ----------     ----------
                                                    485          186        3,267            -           -          3,938
                                             ----------   ----------   ----------   ----------  ----------     ----------
Other Assets
Goodwill, net                                         -        6,779       14,908            -           -         21,687
Investment in and advances to affiliates        (90,347)          14        8,120            -      91,152          8,939
Capitalized software development costs            2,046                         -            -                      2,046
Note Receivable                                   6,550            -            -            -           -          6,550
Other                                             3,863           26        6,566            -           -         10,455
                                             ----------   ----------   ----------   ----------  ----------     ----------
                                                (77,888)       6,819       29,594            -      91,152         49,677
                                             ----------   ----------   ----------   ----------  ----------     ----------
Total Assets                                 $  177,382   $  162,391   $  (66,491)  $        -  $   91,152     $  364,434
                                             ==========   ==========   ==========   ==========  ==========     ==========

Liabilities and Shareholders' Equity
Current Liabilities
Debt currently payable                       $        -   $        -   $        -   $        -  $        -     $        -
Accounts payable and other accrued expenses      57,040      109,677       31,325            -           -        198,042
Accrued salaries and employee benefits            7,582       16,405       11,460            -           -         35,447
Other                                             7,102        1,933        1,676            -           -         10,711
                                             ----------   ----------   ----------   ----------  ----------     ----------
Total Current Liabilities                        71,724      128,015       44,461            -           -        244,200

Long-term Liabilities
Long-term debt, less current portion            137,729            -            1            -           -        137,730
Other                                               789           26       16,884            -           -         17,699
                                             ----------   ----------   ----------   ----------  ----------     ----------
Total Liabilities                               210,242      128,041       61,346            -           -        399,629
                                             ----------   ----------   ----------   ----------  ----------     ----------

Minority Interests in Subsidiaries                    -        4,654            -            -           -          4,654

Shareholders' Equity
Common Stock                                        225        8,179          114            -      (8,280)           238
Additional Paid-in Capital                       74,905        2,372       48,266            -     (50,416)        75,127
Accumulated Earnings (Deficit)                 (107,990)      19,467     (173,029)           -     149,848       (111,704)
Other Equity                                         -          (322)      (3,188)           -           -         (3,510)
                                             ----------   ----------   ----------   ----------  ----------     ----------
Total Shareholders' Equity                      (32,860)      29,696     (127,837)          -       91,152        (39,849)
                                             ----------   ----------   ----------   ----------  ----------     ----------

Total Liabilities and Shareholders' Equity   $  177,382   $  162,391   $  (66,491)  $        -  $   91,152      $ 364,434
                                             ==========   ==========   ==========   ==========  ==========     ==========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 1998
(In thousands)

====================================================================================================================================
                                                                                                                     ICF Kaiser
                                               Parent     Subsidiary   Non-Guarantor  Discontinued               International, Inc.
                                              Company     Guarantors    Subsidiaries   Operations    Eliminations   Consolidated
                                            ----------    ----------   -------------  ------------  --------------  --------------
                                                                                  (Unaudited)
Assets
Current Assets
Cash and cash equivalents                   $    2,414    $    3,814      $   9,039     $     (19)      $       -       $   15,248
Contract receivables, net                       (5,283)      133,618        155,743        (49,758)             -          234,320
Intercompany receivables, net                  184,700        10,943       (195,643)             -              -                -
Prepaid expenses and other current assets        2,185           431         10,225           (923)             -           11,918
Deferred income taxes                           30,367         3,245          1,061              -              -           34,673
Net assets of discontinued operations                -             -              -         65,862              -           65,862
                                            ----------    ----------      ---------     ----------      ---------       ----------
Total Current Assets                           214,383       152,051        (19,575)        15,162              -          362,021
                                            ----------    ----------      ---------     ----------      ---------       ----------

Fixed Assets
Furniture, equipment, and leaseholds             4,589         3,456         35,951        (26,026)             -           17,970
Less depreciation and amortization              (4,040)       (3,155)       (30,216)        23,746              -          (13,665)
                                            ----------    ----------      ---------     ----------      ---------       ----------
                                                   549           301          5,735         (2,280)             -            4,305
                                            ----------    ----------      ---------     ----------      ---------       ----------

Other Assets
Goodwill, net                                        -         8,745         40,547        (25,969)             -           23,323
Investment in and advances to affiliates       (64,556)           14          6,494           (157)        65,776            7,571
Capitalized software development costs           4,296                          766         (3,444)                          1,618
Other                                            4,910           523          8,094           (782)             -           12,745
                                            ----------    ----------      ---------     ----------      ---------       ----------
                                               (55,350)        9,282         55,901        (30,352)        65,776           45,257
                                            ----------    ----------      ---------     ----------      ---------       ----------

Total Assets                                $  159,582    $  161,634      $  42,061     $  (17,470)     $  65,776       $  411,583
                                            ==========    ==========      =========     ==========      =========       ==========

Liabilities and Shareholders' Equity
Current Liabilities
Debt currently payable                      $   30,729    $        -      $       -     $        -      $       -       $   30,729
Accounts payable and other accrued expenses     29,759       121,833         72,160         (7,436)             -          216,316
Accrued salaries and employee benefits           7,818        13,997         16,116         (6,790)             -           31,141
Other                                            1,910         1,282         38,966         (3,164)             -           38,994
                                            ----------    ----------      ---------     ----------      ---------       ----------
Total Current Liabilities                       70,216       137,112        127,242        (17,390)             -          317,180

Long-term Liabilities
Long-term debt, less current portion           137,487             -              1              -              -          137,488
Other                                           12,000            26          7,638            (80)             -           19,584
                                            ----------    ----------      ---------     ----------      ---------       ----------
Total Liabilities                              219,703       137,138        134,881        (17,470)             -          474,252
                                            ----------    ----------      ---------     ----------      ---------       ----------

Minority Interests in Subsidiaries                   -           449              -              -              -              449

Shareholders' Equity
Common Stock                                       230         8,179            121              -         (8,288)             242
Additional Paid-in Capital                      75,200         2,596         58,544              -        (60,918)          75,422
Accumulated Earnings (Deficit)                (134,913)       13,542       (148,368)             -        134,982         (134,757)
Other Equity                                      (638)         (270)        (3,117)             -              -           (4,025)
                                            ----------    ----------      ---------     ----------      ---------       ----------
Total Shareholders' Equity                     (60,121)       24,047        (92,820)             -         65,776          (63,118)
                                            ----------    ----------      ---------     ----------      ---------       ----------

Total Liabilities and Shareholders' Equity  $  159,582    $  161,634      $  42,061     $  (17,470)     $  65,776       $  411,583
                                            ==========    ==========      =========     ==========      =========       ==========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 1999
(In thousands)

====================================================================================================================================
                                                                                                                        ICF Kaiser
                                                                                                                      International,
                                              Parent      Subsidiary  Non-Guarantor   Discontinued                          Inc.
                                              Company     Guarantors   Subsidiaries     Operations    Eliminations     Consolidated
                                            ---------    -----------  -------------   ------------    ------------     ------------
                                                                                 (Unaudited)
Gross Revenue                               $     621     $ 329,543     $ 198,976      $ (83,763)     $        -         $  445,377

    Subcontract and direct material costs        (366)     (249,650)     (101,914)        30,990                           (320,940)
    Equity in income of joint ventures and
      affiliated companies                    (27,216)           -          5,198              -          25,014              2,996
                                            ---------     ---------     ---------      ---------      ----------         ----------

Service Revenue                               (26,961)       79,893       102,260        (52,773)         25,014            127,433

Operating Expenses
    Operating expenses                          5,369        68,433       100,020        (48,284)              -            125,538
    Depreciation and amortization                 909           454         2,164           (429)                             3,098
    Severance and restructuring                 5,807         1,599         1,953                                             9,359
    Other unusual charges                       1,335             -             -              -               -              1,335
                                            ---------     ---------     ---------      ---------      ----------         ----------

Operating Income (Loss)                       (40,381)        9,407        (1,877)        (4,060)         25,014            (11,897)

Other Income (Expense)
    Interest income                                63           264           282             (2)              -                607
    Interest expense                          (11,914)         (286)          (11)             2               -            (12,209)
                                            ---------     ---------     ---------      ---------      ----------         -----------

Income (Loss) From Continuing Operations
    Before Income Taxes, Minority Interest
    and Extraordinary Item                    (52,232)        9,385        (1,606)        (4,060)         25,014            (23,499)

    Income tax expense (benefit)                2,707          (488)           84         (1,603)         (1,302)              (602)
                                            ---------     ---------     ---------      ---------      ----------         -----------

Income (Loss) From Continuing Operations
    Before Minority Interest and
    Extraordinary Item                        (54,939)        9,873        (1,690)        (2,457)         26,316            (22,897)

    Minority interests in net income of
    subsidiaries                                    -         4,205             -              -               -              4,205
                                            ---------     ---------     ---------      ---------      ----------         ----------

Income (Loss) From Continuing Operations
    Before Extraordinary Item                 (54,939)        5,668        (1,690)        (2,457)         26,316            (27,102)

    Income from discontinued operations
    (net of tax)                                   -                                       2,157                              2,157
    Gain on sale of discontinued operations
    (net of tax)                               77,748             -        (28,993)            -               -             48,755
                                            ---------     ---------     ---------      ---------      ----------         ----------

Income (Loss) Before Extraordinary Item        22,809         5,668       (30,683)          (300)         26,316             23,810

    Extraordinary item, net of tax                698             -             -              -               -                698
                                            ---------      --------     ----------       --------     ----------         ----------

Net Income (Loss)                           $  22,111      $  5,668     $ (30,683)       $  (300)     $   26,316         $   23,112
                                            =========      ========     ==========       ========     ==========         ==========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 1998
(In thousands)

====================================================================================================================================
                                                                                                                       ICF Kaiser
                                                                                                                     International,
                                                    Parent     Subsidiary   Non-Guarantor  Discontinued                   Inc.
                                                   Company     Guarantors   Subsidiaries    Operations   Eliminations  Consolidated
                                                 -----------  ------------  ------------  -------------  ------------  -------------
                                                                                    (Unaudited)
Gross Revenue                                       $     608    $ 366,635    $ 250,025    $ (97,300)    $     -      $  519,968

   Subcontract and direct material costs                 (280)    (284,587)    (121,610)      32,200                    (374,277)
   Provision for contract loss                                                  (40,000)                                 (40,000)
   Equity in income of joint ventures and
     affiliated companies                             (22,090)          -         3,477            -       21,047          2,434
                                                    ---------     --------    ---------    ---------     --------      ---------
Service Revenue                                       (21,762)      82,048       91,892      (65,100)      21,047        108,125

Operating Expenses
   Operating expenses                                   7,987       70,342      116,525      (56,381)           -        138,473
   Depreciation and amortization                        1,258          594        2,579       (1,400)           -          3,031
   Severance and restructuring                          1,500           -            -            -             -          1,500
                                                    ---------     --------    ---------    ---------     --------      ---------

Operating Income (Loss)                               (32,507)      11,112      (27,212)      (7,319)      21,047        (34,879)

Other Income (Expense)
   Interest income                                        181          346          374           -            -             901
   Interest expense                                    (9,646)         (96)         (18)          -            -          (9,760)
                                                    ---------     --------    ---------    ---------     --------      ----------

Income (Loss) From Continuing Operations
   Before Income Taxes, Minority Interest and
   Cumulative Effect of Accounting Change             (41,972)      11,362      (26,856)      (7,319)      21,047        (43,738)

   Income tax expense (benefit)                       (13,538)       3,665       (8,662)      (2,880)       6,788        (14,627)
                                                    ---------     --------    ---------    ---------     --------      ---------

Income (Loss) From Continuing Operations
   Before Minority Interest and
   Cumulative Effect of Accounting Change             (28,434)       7,697      (18,194)      (4,439)      14,259        (29,111)

   Minority interests in net income of
   subsidiaries                                             -        4,551            -            -            -          4,551
                                                    ---------     --------    ---------    ---------     --------      ---------

Income (Loss) From Continuing Operations
   Before Cumulative Effect of Accounting
   Change                                             (28,434)       3,146      (18,194)      (4,439)      14,259        (33,662)

   Income from discontinued operations
    (net of tax)                                            -            -            -        4,439            -          4,439
                                                    ---------     --------    ---------    ---------     --------      ---------

Income (Loss) Before Cumulative Effect
   of Accounting Change                               (28,434)       3,146      (18,194)           -       14,259        (29,223)

Cumulative Effect of Accounting change                     -            -         6,000            -           -           6,000
                                                    ---------     --------    ---------    ---------     --------      ---------

Net Income (Loss)                                   $ (28,434)    $  3,146    $ (24,194)   $       -     $ 14,259      $ (35,223)
                                                    =========     ========    =========    =========     ========      =========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 1999
(In thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     ICF Kaiser
                                                  Parent   Subsidiary  Non-Guarantor  Discontinued               International, Inc.
                                                 Company   Guarantors   Subsidiaries   Operations   Eliminations    Consolidated
                                                ---------  ----------  -------------  ------------  ------------ -------------------
Gross Revenue                                   $     600  $ 173,034      $  73,608     $ (27,362)    $       -       $ 219,880

   Subcontract and direct material costs             (295)  (133,349)       (33,972)        9,534             -        (158,082)
   Equity in income of joint ventures and
     affiliated companies                         (31,759)         -          2,590            -         30,645           1,476
                                                ---------  ---------      ---------     ---------     ---------       ---------

Service Revenue                                   (31,454)    39,685         42,226       (17,828)       30,645          63,274

Operating Expenses
   Operating expenses                               2,657     35,027         42,302       (17,998)            -          61,988
   Depreciation and amortization                      129        209            913           366             -           1,617
   Severance and restructuring                      5,807      1,599          1,953             -             -           9,359
   Other unusual charges                              405          -              -             -             -             405
                                                ---------  ---------      ---------     ---------     ---------       ---------

Operating Income (Loss)                           (40,452)     2,850         (2,942)         (196)       30,645         (10,095)

Other Income (Expense)
   Interest income                                      6        187            148            (2)            -             339
   Interest expense                                (6,116)      (240)            (3)            2             -          (6,357)
                                                ---------  ---------      ---------     ---------     ---------       ---------

Income (Loss) From Continuing Operations
   Before Income Taxes, Minority Interest
   and Extraordinary Item                         (46,562)     2,797         (2,797)         (196)       30,645         (16,113)

   Income tax expense (benefit)                     2,862       (501)          (403)          (83)       (1,302)            573
                                                ---------  ---------      ---------     ---------     ---------       ---------

Income (Loss) From Continuing Operations
   Before Minority Interest and
   Extraordinary Item                             (49,424)     3,298         (2,394)         (113)       31,947         (16,686)

   Minority interests in net income of
    subsidiaries                                        -      2,123              -             -             -           2,123
                                                ---------  ---------      ---------     ---------     ---------       ---------

Income (Loss) From Continuing Operations
   Before Extraordinary Item                      (49,424)     1,175         (2,394)         (113)       31,947         (18,809)

   Income from discontinued operations
    (net of tax)                                        -          -              -          (417)            -            (417)
   Gain on sale of discontinued operations
    (net of tax)                                   77,748          -        (28,993)            -             -          48,755
                                                ---------  ---------      ---------     ---------     ---------       ---------

Income (Loss) Before Extraordinary Item            28,324      1,175        (31,387)         (530)       31,947          29,529

   Extraordinary item, net of tax                     698          -              -             -             -             698
                                                ---------  ---------      ---------     ---------     ---------       ---------

Net Income (Loss)                               $  27,626  $   1,175      $ (31,387)    $    (530)    $  31,947       $  28,831
                                                =========  =========      =========     =========     =========       =========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 1998
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     ICF Kaiser
                                                  Parent   Subsidiary  Non-Guarantor  Discontinued               International, Inc.
                                                 Company   Guarantors   Subsidiaries   Operations   Eliminations    Consolidated
                                                ---------  ----------  -------------  ------------  ------------ -------------------
                                                                                  (Unaudited)
Gross Revenue                                   $    772   $ 220,295      $  90,945    $ (48,883)    $       -        $ 263,129

   Subcontract and direct material costs            (105)   (177,191)       (30,161)      16,514             -         (190,943)
   Provision for contract loss                         -           -        (40,000)           -             -          (40,000)
   Equity in income of joint ventures and
     affiliated companies                        (32,683)          -          1,393            -        32,697            1,407
                                                --------   ---------      ---------    ---------     ---------        ---------

Service Revenue                                  (32,016)     43,104         22,177      (32,369)       32,697           33,593

Operating Expenses
   Operating expenses                              3,699      37,742         56,945      (28,505)            -           69,881
   Depreciation and amortization                     595         302          1,199         (657)            -            1,439
   Severance and restructuring                     1,500           -              -            -             -            1,500
                                                --------   ---------      ---------    ---------     ---------        ---------

Operating Income (Loss)                          (37,810)      5,060        (35,967)      (3,207)       32,697          (39,227)

Other Income (Expense)
   Interest income                                    50         223            104            -            58              435
   Interest expense                               (4,830)        (50)            (6)           -           (53)          (4,939)
                                                --------   ---------      ---------    ---------     ---------        ---------

Income (Loss) From Continuing Operations
   Before Income Taxes, Minority Interest and
   Cumulative Effect of Accounting Change        (42,590)      5,233        (35,869)      (3,207)       32,702          (43,731)

   Income tax expense (benefit)                  (13,711)      1,949        (11,185)      (1,263)       10,051          (14,159)
                                                --------   ---------      ---------    ---------     ---------        ---------

Income (Loss) From Continuing Operations
   Before Minority Interest and
   Cumulative Effect of Accounting Change        (28,879)      3,284        (24,684)      (1,944)       22,651          (29,572)

   Minority interests in net income of
    subsidiaries                                       -       2,013             27            -             -            2,040
                                                --------   ---------      ---------    ---------     ---------        ---------

Income (Loss) From Continuing Operations
   Before Cumulative Effect of Accounting
   Change                                        (28,879)      1,271        (24,711)      (1,944)       22,651          (31,612)

   Income from discontinued operations (net
    of tax)                                            -           -              -        1,944             -            1,944
                                                --------   ---------      ---------    ---------     ---------        ---------

Income (Loss) Before Cumulative Effect
   of Accounting Change                          (28,879)      1,271        (24,711)           -        22,651          (29,668)

Cumulative Effect of Accounting change                 -           -          6,000            -             -            6,000
                                                --------   ---------      ---------    ---------     ---------        ---------

Net Income (Loss)                               $(28,879)  $   1,271      $ (30,711)   $       -     $  22,651        $ (35,668)
                                                ========   =========      =========    =========     =========        =========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 1999
(In thousands)


==================================================================================================================================
                                                                                                                     ICF Kaiser
                                                                                 Non-                               International,
                                                         Parent    Subsidiary  Guarantor   Discontinued                 Inc.
                                                         Company   Guarantors Subsidiaries  Operations  Eliminations Consolidated
                                                        ---------  ---------- ------------ ------------ ------------ ------------
                                                                                       (Unaudited)

Net Cash Provided by (Used in) Operating Activities     $ (26,268) $    5,222 $    1,207   $        19  $         -  $   (19,820)
                                                        ---------  ---------- ------------ ------------ ------------ ------------
Investing Activities
Investments in subsidiaries and affiliates, net of
   cash acquired                                                -           -          -             -            -            -
Sales of subsidiaries and/or investments                        -           -          -             -            -            -
Net proceeds from sale of (investment in) net assets of
   discontinued operations                                135,316           -          -             -            -      135,316
Purchases of fixed assets                                       -           -       (428)            -            -         (428)
                                                        ---------  ---------- ------------ ------------ ------------ ------------
     Net Cash Used in Investing Activities                135,316           -       (428)            -            -      134,888
                                                        ---------  ---------- ------------ ------------ ------------ ------------
Financing Activities
Borrowings under revolving credit facility                 57,064           -          -             -            -        4,791
Principal payments on revolving credit facility           (92,584)          -          -             -            -      (40,311)
Cash collateral for performance guarantees                (22,854)          -          -             -            -      (22,854)
Change in book overdraft                                   (4,542)          -          -             -            -       (4,542)
Distribution of income to minority interest                    --           -          -             -            -            -
Proceeds from issuances of common stock                        38           -          -             -            -           38
                                                        ---------  ---------- ------------ ------------ ------------ ------------
     Net Cash Provided by (Used in) Financing
        Activities                                        (62,878)          -          -             -            -      (62,878)
                                                        ---------  ---------- ------------ ------------ ------------ ------------
Effect of Exchange Rate Changes on Cash                         -           -         76             -            -           76
                                                        ---------  ---------- ------------ ------------ ------------ ------------
Increase in Cash and Cash Equivalents                      46,170       5,222        855            19            -       52,266
Cash and Cash Equivalents at Beginning of Period            2,414       3,814      9,039           (19)           -       15,248
                                                        ---------  ---------- ------------ ------------ ------------ ------------

Cash and Cash Equivalents at End of Period              $  48,584  $    9,036 $    9,894   $         -  $         -  $    67,514
                                                        =========  ========== ============ ============ ============ ============


ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 1998
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     ICF Kaiser
                                                  Parent   Subsidiary  Non-Guarantor  Discontinued               International, Inc.
                                                 Company   Guarantors   Subsidiaries   Operations   Eliminations    Consolidated
                                                ---------  ----------  -------------  ------------  ------------ -------------------
Net Cash Provided by (Used in) Operating      $    (4,616)  $  (7,384)  $  (9,972)    $          -  $          -   $        (21,972)
Activities                                    -----------   ---------   ---------     ------------  ------------   -----------------

Investing Activities
Investments in subsidiaries and affiliates,
  net of cash acquired                                  -           -        3,759               -             -              3,759
Sales of subsidiaries and/or investments                -           -        2,400               -             -              2,400
Investments in net assets of discontinued               -           -                            -             -                 --
  operations
Purchases of fixed assets                            (814)         (6)      (1,726)              -             -             (2,546)
                                               ----------   ---------    ---------    ------------  ------------   -----------------
     Net Cash Provided by (Used in)                  (814)         (6)       4,433               -             -              3,613
     Investing Activities                      ----------   ---------    ---------    ------------  ------------   -----------------

Financing Activities
Borrowings under credit facility                   76,500           -            -               -             -             76,500
Principal payments on credit facility             (66,000)          -            -               -             -            (66,000)
Change in book overdraft                            5,518           -            -               -             -              5,518
Distribution of income to minority interest             -      (3,489)           -               -             -             (3,489)
Proceeds from issuances of common stock                86           -            -               -             -                 86
                                               ----------   ---------    ---------    ------------  ------------   -----------------
     Net Cash Provided by (Used in)                16,104      (3,489)           -               -             -             12,615
     Financing Activities                      ----------   ---------    ---------    ------------  ------------   -----------------
Effect of Exchange Rate Changes on Cash                 -           -         (309)              -             -               (309)
                                               ----------   ---------    ---------    ------------  ------------   -----------------
Increase (Decrease) in Cash and Cash               10,674     (10,879)      (5,848)              -             -             (6,053)
  Equivalents
Cash and Cash Equivalents at Beginning             (4,843)     10,258       14,605               -             -             20,020
  of Period                                    ----------   ---------    ---------    ------------  ------------   -----------------

Cash and Cash Equivalents at End of Period     $    5,831   $    (621)   $   8,757    $          -  $          -   $         13,967
                                               ==========   =========    =========    ============  ============   =================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

As a result of incurring substantial cost overruns, primarily in 1998, on four large fixed price contracts to construct plants to produce nitric acid (the Nitric Acid Projects), management of the Company has been aggressively addressing the negative ramifications and working to return the Company to profitability. In summary, significant actions during 1999 toward that end include:

 .  the completion of the last two of its  Nitric Acid Projects on which it incurred $66.0 million in cost overruns that were recognized in 1998, . the continued execution of a plan (summarized below) designed to enable the
   Company to fund its operations as a result of the severe liquidity constraints brought upon it largely by the problems with the Nitric Acid Projects,
 . and the continued focus on new business development activities in light of the challenges imposed on it by the above activities.

As a result of cost overruns from the Nitric Acid Projects and the significant ensuing restructuring activities, management, along with the Board of Directors, developed a plan intended to enable the Company to return to profitability. The plan consists primarily of:

 . Divesting of operating units and reinvesting the funds into the Company to facilitate the completion of the problem projects and to provide working capital necessary to grow the retained business activities;
 .  Reducing the Company's overhead cost structure that would remain after the divestiture of the operating units referenced above;
 . Improving profitability of the retained operations; and . Revising the Company's debt and capital structure in order to eliminate barriers to securing new business and improve accessibility to new sources of working capital.

Elements of the plan were initiated as early as the third quarter of 1998 while the Nitric Acid projects were entering their final phases of completion. As summarized below the progress made to date toward achieving each plan element varies and the detail of each element continues to be reviewed and refined to ensure that progress is made toward attainment.

Divesting of Operating Units

As of June 30, 1999, the Company has completed the sales of two business segments.

 .  Sale of the Environment and Facilities Management Group (EFM): On April 9,
   1999, the Company sold the majority of the active contracts and investments, and transferred a substantial number of employees of EFM, to The IT Group, Inc. (IT) for a cash purchase price of $82 million, less $8 million which was retained by IT for EFM's working capital requirements. The Company will complete EFM contracts that were not sold to IT in the near term. Net of income tax expense, the Company recognized a gain of $13.4 million from the sale.
 .  Sale of the Consulting Group: On June 30, 1999, the Company sold 90% of its
   Consulting Group to CM Equity Partners, L.P. and the Group's management for $64.0 million in cash and $6.6 million of interest-bearing notes. The Company retained a 10% ownership balance in the new and independent consulting company, now known as ICF Consulting Group, Inc. Net of income tax expense, the Company recognized a gain of $35.4 million from the sale.

The combined net financial position and operating results of the two segments have been presented in the accompanying financial statements as discontinued operations for the entire six-month period. All prior period financial information has also been restated to conform to the current presentation.

Reducing Overhead and Improving Profitability

The restructuring plan includes actions to realign and reduce the Company's post-divestiture overhead cost structure such that the remaining levels are appropriate for its continuing operations. Elements of the overhead reduction plan include an approximate 25% personnel reduction in the Company's wholly-owned North American operations, downsizing facilities, closing of marginally profitable office locations, discontinuing certain business offerings, improving direct labor utilization on projects and enhancing project controls to minimize
risks of future contract losses.   Because of certain centralized aspects of the
Company's organization structure that existed prior to completing the divestitures discussed above, the cost reduction elements of this phase of the plan could not begin effectively until after the divestitures were completed. The results of the rightsizing should be evident in the Company's operating results after June 30, 1999.

In connection with these actions, the Company recorded a charge for severance and restructuring costs of $9.4 million during the second quarter of 1999. Components of the charge included $4.5 million for severance, $1.6 million for the write-off of goodwill associated with the discontinuance of operations from a prior acquisition, a $2.2 million write-down reflective of the carrying value impairment of certain long-term investments, and a $1.1 million charge for anticipated sublease losses incurred as a result of office downsizing.

These cost reduction efforts, together with an increased focus on risk mitigation and effective resource allocation, are aimed at improving the profitability of the Company's remaining operations. The Company is committed to implementing proper management controls and the processes necessary to deliver high-quality, profitable projects throughout its operations.

Revising the Capital Structure

The Company is actively exploring means by which the remaining available cash proceeds from the sale of the EFM and Consulting Groups may be used to facilitate transactions that would reduce the Company's outstanding debt to levels supportable over the long term by anticipated cash flows from remaining operations. Such transactions may include proposals for the exchange of cash, new debt and equity for some or all of the Company's outstanding Senior and Senior Subordinated Notes. Any equity issuance could result in substantial dilution to current holders of the Company's common stock.

The Company ended the second quarter of 1999 with approximately $900 million in contract backlog for its continuing operations; $650 million for Kaiser-Hill and $250 million for E&C.


Results of Continuing Operations

Gross Revenue

The Company's gross revenue by operating group for each of the three and six month periods ended June 30 are as follows (in millions):

                                                                  For the three months        For the six months
                                                                     Ended June 30,             Ended June 30,
                                                                 --------------------------------------------------
                                                                   1999         1998         1999           1998
                                                                 ---------    ---------    ---------      ---------
Kaiser-Hill  .................................................    $165,221     $151,487     $310,297       $292,529
Engineering and Construction (E&C)  ..........................      54,659      111,642      135,080        227,439
                                                                  --------     --------     --------       --------
  Total  .....................................................    $219,880     $263,129     $445,377       $519,968
                                                                  ========     ========     ========       ========

Kaiser-Hill

Kaiser-Hill is a 50% owned, board-controlled and consolidated joint venture between ICF Kaiser International, Inc. and CH2M Hill formed solely to perform the U.S. Department of Energy's Rocky Flats contract awarded in late 1995. The contract is cost-plus incentive fee in nature. Accordingly, the changes in gross revenue earned by Kaiser-Hill during the comparable periods are largely reflective of increased levels of reimbursable subcontractor costs being incurred as the contract progress ensues.

Engineers & Constructors Group (E&C)

The Engineers and Constructors Group (E&C) provides engineering, construction management and project and program management services to commercial and federal, state, and local entities in the areas of transit and transportation, alumina and aluminum, facilities engineering and management, iron and steel and
microelectronics and clean technology.   The decrease in gross revenue of $56.9
million and $92.4 million, respectively, during the three and six months ended June 30, 1999 compared to the same periods in 1998 is comprised of the following:

 . a decline of $21.8 million and $52.9 million, respectively, in gross revenue generated by the Company's construction management activities specializing in fabrication plants and other facilities for semiconductor and microelectronics customers. This revenue consisted largely of construction costs that are directly reimbursed by the customers, thus this decrease did not have an equal impact on the Company's operating results.

 . an increase of $5.4 million and $17.6 million, respectively, in gross revenue generated by the Nova Hut steel mini-mill contract in the Czech Republic primarily from completing activities of the project involving the procurement of significant amounts of subcontracted labor and direct materials. Currently contracted portions of this project are expected to be completed during the latter half of 1999.

 . a reduction of $28.3 million and $34.6 million, respectively, in gross revenue generated by the Nitric Acid Projects, partially reflective of the decreasing volume of activity on the projects as they neared completion.

 . declines in activities in the Asian region of $2.9 million and $4.5 million, respectively, reflecting the softened industrial markets following economic strains in the countries in that region.

 . reductions of $2.3 million and $3.0 million, respectively, in revenues from certain foreign operations that were discontinued after the second quarter of 1998.

 . other net reductions representing an 11% and 10% decrease, respectively, in the remaining E&C business base, resulting from the management attention diverted to resolving the Nitric Acid Projects and an inability to secure new business and growth on existing projects sufficient to offset completing projects.

Service Revenue

The Company's service revenue for the three and six months ended June 30, as well as the related percentage of service revenue to gross revenue, is as follows (in millions):

                                                   Three Months                                 Six Months
                                      ---------------------------------------    -----------------------------------------
                                       1999           1998          % Change      1999            1998           % Change
                                      ------         ------         ---------    -------         -------         ---------
Kaiser-Hill  ........................  $36.0  22%     $35.5  23%        1.4%      $ 70.7  23%     $ 71.2  24%      (0.01%)
Engineering and Construction (E&C) ..   27.3  50%      38.1  (1)      (28.3%)       56.7  42%       76.9  (1)      (26.2%)
                                       -----          -----  --       -----       ------          ------  --       -----
                                       $63.3  29%     $73.6  12%      (14.0%)     $127.4  28%     $148.1  28%      (26.1%)
                                       =====          =====           =====       ======          ======           =====

(1) For comparative purposes, service revenue has been adjusted to exclude the $40.0 million Nitric Acid Project loss provision recorded during the three months ended June 30, 1998.


Kaiser-Hill
-----------

Kaiser-Hill's service revenue is generated in part by fees earned as a percentage of costs incurred to execute the project and in part by incentive fees earned for attaining specified contract performance thresholds. The
incentive fees are not based on incurred costs.   The flat service revenue
performance quarter over quarter was indicative of the flat amounts of underlying costs incurred by the project in the respective periods.


Engineers & Constructors Group (E&C)
------------------------------------

Adjusting for the $40.0 million provision for Nitric Acid contract losses recorded in the second quarter of 1999, service revenue decreased by $10.3 million and $20.7 million, respectively, during the three and six months ended June 30, 1999, compared to the same quarters in 1998 due to the following activities:

 . a reduction of $1.0 million and $1.6 million, respectively, in service revenue generated by the Company's construction management activities specializing in fabrication plants and other facilities for semiconductor and microelectronics customers.

 . a reduction of $1.3 million and $3.0 million, respectively, previously generated from the Nitric Acid Projects. The Projects generated no service revenue in 1999, reflective of the large provisions for cost overruns recorded during 1998 and of the fact that the last phases of the contracts were more subcontractor intensive. The related service revenue recognized primarily during the first quarter of 1999 was on two Nitric Acid Projects for which, as of the same time in 1998, the Company had not yet projected losses at completion. Although management believes that adequate provision for loss reserves and profit estimates for these fixed-price contracts has been reflected in the Company's historical results, no assurance can be given that there will be no additional future adjustments.

 . a reduction of $2.6 million and $4.8 million, respectively, generated by Asian activities, respectively, reflecting the softened industrial markets following economic strains in the countries in the region.

 . a reduction of $0.6 million and $1.1 million, respectively, representing the late 1998 discontinuance of certain E&C operations in several foreign markets.

 . other net reductions representing a 13% and 13.6% decrease during the three and six months ended June 30, 1999, respectively, in the remaining E&C business base, resulting from the management attention diverted to resolving the Nitric Acid projects and as a result of the ramifications on the business, an inability to secure new business and growth on existing projects sufficient to offset completing projects.

Corresponding to the decrease in service revenue, direct labor deployed on projects decreased by 28% and 25%, respectively, during the comparable three and six month periods in 1999. As evidenced by the percentage increase in group overhead as a percentage of service revenue (summarized below), much of the direct labor decline was not eliminated, rather it contributed to proportionately increasing the Group's overhead costs.

Operating Expenses

Segment operating expenses as a percentage of service revenue for each of the three and six months ended June 30 are as follows:

                                                     Kaiser-Hill                                   E&C
                                         -----------------------------------   ---------------------------------------
                                            Three Months       Six Months           Three Months         Six Months
                                         ----------------- -----------------   -------------------  ------------------
                                           1999     1998     1999     1998       1999      1998       1999     1998
                                         -------- -------- -------- --------   -------- ----------  -------- ---------
Service Revenue  .                          100%     100%     100%     100%      100%    100%  (1)    100%   100%  (1)
Operating Expenses
  Direct labor and fringe benefits  .        88%      89%      88%      87%       62%     62%          61%    73%
  Group overhead.........................     -        -        -        -        34%     28%          35%    15%
                                           ----     ----     ----     ----      ----     ---          ---    ---
Segment income...........................    12%      12%      12%      13%        4%     10%           4%    12%
                                           ====     ====     ====     ====       ====     ===         ===    ===

(1) For comparative purposes, service revenue has been adjusted to exclude the $40.0 million Nitric Acid Project loss provision recorded during the three months ended June 30, 1998.

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

Corresponding to the decrease in service revenue above, direct labor deployed on projects decreased by 28% and 25%, respectively during the comparable three and six month periods in 1999. As evidenced, however, by the percentage increase in group overhead as a percentage of service revenue, much of the direct labor decline was not eliminated and contributed to proportionately increasing the Group's overhead costs.

The levels of corporate general and administrative expense (not detailed above) incurred during the three and six months ended June 30, 1999 and 1998 were for the Company's organization and size prior to the completion of the sales of the

EFM and Consulting Groups in the second quarter of 1999. Subsequent to those sales, all overhead and general and administrative spending will be restructured and reduced to levels appropriate for the Company's continuing core E&C operations. Management believes it can significantly reduce or "right-size" these costs. Corporate general and administrative expenses decreased only slightly during the second quarter of 1999 as compared to the first quarter of 1999 - indicative of the fact that management's overhead reduction plan did not take effect prior to June 30. Corporate general and administrative expenses increased by $0.2 million, or 3%, during the six months ended June 30, 1999 compared to the same period in 1998 due to certain current year efforts undertaken to address the Company's readiness for the Year 2000.

In light of the significant 1998 contract overruns and ensuing activities directed at resolving the resulting liquidity issues, the Company has incurred costs that it ordinarily would not incur without these strains. Such costs, including certain divestiture-related expenses of professional fees as well as increased bank fees, and fines and penalties, have been presented as unusual items in the accompanying income statement.

Severance and Restructuring

The restructuring plan also includes actions to realign and reduce the Company's post-divestiture overhead cost structure such that the remaining levels are appropriate for its continuing operations. Elements of the overhead reduction plan include an approximate 25% reduction in the Company's wholly-owned North American operations, downsizing facilities, closing of marginally profitable office locations, discontinuing certain business offerings, improving direct labor utilization on projects and enhancing project controls to minimize risks of future contract losses.

Actions intended to obtain these results were largely executed effective late in June, 1999. In connection with the actions, the Company recorded a charge for severance and restructuring costs of $9.4 million during the second quarter of 1999. Components of the charge included $4.5 million for severance, $1.6 for the write-off of goodwill associated with the discontinuance of operations from a prior acquisition, a $2.2 million write-down reflective of the carrying value impairment of certain long-term investments, and a $1.1 million charge for anticipated sublease losses incurred as a result of office downsizing.

In June of 1998, the Company recorded a $1.5 million charge for the costs of legal and organizational changes necessary for the disposition of the Consulting Group.

Interest Expense

The Company's average outstanding debt and the related average effective interest rates for three and six months ended June 30, 1999 was as follows:

                                                               Three Months                 Six Months
                                                       ----------------------------  -------------------------
                                                            1999          1998          1999          1998
                                                       -------------  -------------  -----------  ------------
Weighted average outstanding debt  ..................     $144,129      $149,345      $159,771       $147,133
Average effective interest rate  ....................         14.9%         13.2%         15.3%          13.2%

The increase in the average debt outstanding during the six months ended June 30, 1999 compared to the same period in 1998 was primarily related to the timing of the incremental borrowings necessary to fund the remaining Nitric Acid Project losses less the repayment of the entire revolving credit facility balance of $35.5 million on April 9, 1999 out of the proceeds from the sale of the EFM Group.

The terms of the Company's revolving credit facility called for the proceeds of the EFM sale to be used to extinguish outstanding debt and to terminate the facility. Upon the sale of the EFM Group, the Company agreed to a revolver amendment to extend the facility until the earlier of June 30, 1999 or the completion of the Company's sale of its Consulting Group. Amendment fees totaling $1.0 million have been included in interest expense for the three and
six months ended June 30, 1999.   Unamortized debt issuance costs of $1.1
million associated with this facility, net of an income tax benefit of $0.4 million, were expensed on June 30, 1999 as an extraordinary item in the accompany Statement of Operations.

The Company did not pay $9.1 million in interest that was due on its Notes as of June 30, 1999. The interest was paid, however, on July 30, 1999, prior to the expiration of a 30-day grace period.

Income Tax Expense

During the three months ended June 30, 1998, the Company recognized an income tax benefit and related deferred tax asset of $18.1 million, primarily as a result of reserves recorded for the estimated future Nitric Acid Project losses. That income tax benefit increased the Company's deferred tax asset to $33.4 million. Management did not recognize additional financial statement benefits created by the potential future deductibility of its net operating losses due to uncertainties over the Company's ability to generate sufficient future taxable income - essentially adopting the policy of not benefiting any additional future losses until such uncertainties over positive earnings were alleviated.

The net effect of the income tax activity for the three and six months ended June 30, 1999 was a combination of income tax impacts related to continuing operations, as well as the income taxes resulting from the Company's gains on the second quarter sales of two of its divisions. Continuing with recently established policy, in the second quarter, the Company did not recognize current financial statement benefits created by the potential future deductibility of historical net operating losses created largely by domestic operations. Rather, the Company only recognized income tax expense that will be due as a result of current period foreign earnings.

In addition, the Company recognized $34.5 million in income tax expense in the three months ended June 30, 1999 resulting from its gains on the sale of two of its divisions. This amount of income tax expense offset the entire balance of a previously established deferred tax asset totaling $34.5 million. The asset was previously comprised of total future income tax credits from all sources of $60.0 million less a $25.3 million valuation allowance. The valuation allowance had been recorded to reflect the uncertainty over the Company's ability to use all of the net operating loss deductions in the future. The current period income tax expense from the gains on the sale of the two divisions included a $2.9 million benefit from the release of valuation allowance offset by the alternative minimum and state income taxes due on the sales of $1.9 million.
The remaining valuation allowance totals $22.4 million.

The income tax provision for all periods presented excludes the minority's interest in Kaiser-Hill's operating income because it is only 50% owned and is a flow-through entity for income tax purposes.

Results of Discontinued Operations

The operating results of the two discontinued segments have been included in the accompanying financial statements, in accordance with generally accepted accounting principles, in the form of their net results only. Summarized results for the discontinued segments is as follows (in thousands):

                                                                        Three Months                       Six Months
                                                                 ----------------------------       ----------------------

Three and Six Months Ended June 30,                                 1999             1998              1999        1998
                                                                 -----------      -----------       ---------    ---------
Gross revenue..................................................  $    27,362      $    48,883       $  83,763    $  97,300
 Subcontracts and materials....................................       (9,534)         (16,514)        (30,990)     (32,200)
                                                                 -----------      -----------       ---------    ---------
Service revenue................................................       17,828           32,369          52,773       65,100
Operating expenses:
 Direct labor and fringe.......................................        9,185           15,830          26,133       31,800
 Group overhead................................................        8,634           12,675          22,151       24,581
 Depreciation and amortization.................................          300              657             429        1,400
                                                                  ----------      -----------       ---------    ---------
Segment income before income tax...............................   $     (291)     $     3,207       $   4,060    $   7,319
                                                                  ==========      ===========       =========    =========

Segment income for the three and six months ended June 30, 1999 decreased in comparison to the 1998 periods due to:

 . the sale of the EFM Group was completed as of April 9, 1999. Therefore only 9 days of results were included in the second quarter of 1999, and

 . the write-off of $1.4 million in revenue and segment income in the Consulting
  Group during the second quarter in response to developing problems on certain systems implementation contracts.

Total segment income from the discontinued operations for the three and six months ended June 30, 1999 and 1998, respectively, is presented in the accompanying income statement net of an applicable 40% income tax rate of $0.1 million and $1.6 million, respectively. Regardless of the income tax expense recognized on the earnings from the discontinued operations, the Company's consolidated tax position has no net current income tax expense (other than for foreign income taxes) - see Income Tax Expense. Therefore, the tax expense attributable to the earnings from the discontinued operations has been offset in the income tax provision from continuing operations by a similar amount of income tax benefit.

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


LIQUIDITY AND CAPITAL RESOURCES

Operating activities: Apart from operating cash flows of $3.5 million generated by Kaiser-Hill during the six months ended June 30, 1999, the Company's remaining continuing operations used $23.3 million in cash - primarily for the latter funding obligations of the Nitric Acid Project overruns, as well as the costs of its restructuring plan including employee severance and office closings. The Company did not pay $9.1 million in interest expense that was due on its Notes as of June 30, 1999 until July 30, 1999, prior to the expiration of a 30-day grace period contained in the Note indentures.

Investing activities: Fixed asset purchases during the first half of 1999 and 1998 consisted largely of the capitalized costs of either purchased or internally developed software necessitated by the Company's software replacement efforts for Year 2000 issues.

During the second quarter of 1999, the Company completed the sales of its EFM and Consulting Groups and collected total proceeds of $135.3 million. During the first quarter of 1998, the Company collected $2.4 million from the sale of its 1997 sale of a remaining minority investment in a pulverized coal injection facility. Also during the first quarter of 1998, the Company acquired cash of approximately $3.8 million when it completed the acquisition of the former ICT Spectrum using common stock.

Financing activities: Also upon the sale of the EFM Group, the Company used $35.5 million of the $135.3 million of net divestiture proceeds to extinguish outstanding borrowings on its revolving credit facility. The Company then obtained an amendment to the revolver extending the facility, with similar restrictive financial covenants and a substantially reduced total borrowing capacity, until the earlier of June 30, 1999 or the completion of the Company's sale of its Consulting Group. The amendment required an additional $10.0 million of the EFM proceeds to cash collateralize a portion of its outstanding letters of credit previously secured by assets of the Company. Upon the closing of the sale of the Consulting Group on June 30, 1999, an additional $12.9 million of sale proceeds was required to cash collateralize the remaining amount of outstanding letters of credit. The facility was then terminated. Amendment fees totaling $1.0 million have been included in interest expense for the three and six months ended June 30, 1999.

Beginning in the second quarter of 1998, the Company was required to draw against the applicable revolving line of credit in order to fund the Nitric Acid Project overruns in addition to fund growing aspects of its federal government business units - the EFM and Consulting Groups. Net draws from the line during the second quarter of 1998 totaled $10.0 million. Also during the first six months of 1998, Kaiser-Hill distributed $3.1 million to each of its owners.

As of June 30, 1999, the Company had no outstanding cash borrowings, no immediate access to any borrowing capacity and $22.9 million in cash collateral supporting outstanding letters of credit.


Liquidity and Capital Resource Outlook

Based on current plans and expectations, management believes that the net cash proceeds from the completed EFM sale and the Consulting Group sale will yield sufficient short-term liquidity to bridge the Company's financing needs until such time as the Company can secure other longer-term funding alternatives. Specifically, the cash proceeds from the divestitures were used to retire $35.5 million in outstanding cash borrowings from the revolving credit facility, provide $22.9 million in required collateral for contract performance guarantees (including letters of credit), and reinvested in the Company to support the future working capital requirements and capital expenditures of the Company's remaining operations, including the $9.1 million interest obligations due June 30, 1999 to the Senior and the Senior Subordinated Notes, which was paid on July 30, 1999.

Effective with the sale of the Consulting Group, the Company's amended $30 million revolving line of credit (the Amended Revolver) from its current lenders was terminated. As anticipated, the Company does not presently have an available revolving line of credit and does not expect to have access to a line prior to the completion of the contemplated debt restructuring. Based on preliminary discussions with qualified lending institutions, the Company believes it will be able to obtain a new line of credit conditioned upon the successful restructuring of the Company's Senior and Senior Subordinated Notes, however, there can be no assurances as to its ability to actually secure such a line of credit. This constraint could limit the availability of letters of credit to support the growth of the Company's business.

Management believes that a factor critical to the Company's success in restructuring its Senior and Senior Subordinated Notes, and to securing a sufficient and affordable working capital facility in the near term is its ability to immediately reduce sufficient overhead costs from remaining operations and achieve improved operating results. Although management has taken certain steps to accomplish these milestones, there can be no assurance that it will be able to do so successfully.

The Company is actively exploring means by which the remaining available cash proceeds from the sales of the EFM and Consulting Groups may be used to facilitate transactions that would reduce the Company's outstanding debt to levels supportable over the long term by anticipated cash flows from remaining operations. Such transactions may include proposals for the exchange of cash, new debt and equity for some or all of the Company's outstanding notes. Any equity issuance could result in substantial dilution to current holders of the Company's common stock.

The Company also will continue to explore options that would provide additional capital for longer-term objectives and operating needs, including the possibility for divestiture of additional operating assets and additional equity infusions.

Other Matters

Bath Contingency:   In March 1998, the Company entered into a $187 million
maximum price contract to construct a ship building facility. In May 1998, the Company subsequently learned that estimated costs to perform the contract as reflected in actual proposed subcontracts were approximately $30 million higher than the cost estimates originally used as the basis for contract negotiation between the Company and the customer. After learning this, the Company advised the customer that it was not required to perform the contract in accordance with its terms as a result of a mutual mistake among them in negotiating that contract. In October 1998, the customer presented an initial draft of a claim against the Company requesting payment for estimated damages and entitlements pursuant to the terminated contract. The Company and the customer are currently discussing the customer's draft claim. No provision for loss for this matter has been included in the Company's financial results to date, as management does not believe that it has sufficient information to reasonably estimate the outcome as negotiation activity has not been significant to date.

Acquisition Contingency: The ICF Kaiser common shares exchanged for the stock of ICT Spectrum in the March, 1998 acquisition carry the guarantee that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event that the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock, or both, with a total value equal to the shortfall, depending upon the Company's preference. Pursuant to the terms of the agreement, however, the total number of contingently issuable shares of common stock cannot exceed an additional 1.5 million. Given that the quoted fair market value of the stock at June 30, 1999 was $0.38 per share, the assumed issuance of an additional 1.5 million shares would not completely
extinguish the purchase price contingency.   Any future distribution of cash or
common stock would be recorded as a charge to the Company's paid-in-capital.

Until the earlier of the contingent purchase price resolution or March 1, 2001, any additional shares assumed to be issued because of shortfalls in fair market value will be included in the Company's diluted earnings per share calculations, unless they are antidilutive. The exchanged shares also contain restrictions preventing their sale prior to March 1, 2001.

On March 29, 1999, one ex-ICT Spectrum shareholder, individually and on behalf of all others similarly situated, filed a class action lawsuit alleging false and misleading statements made in a private offering memorandum, and asserting other claims, in connection with the Company's acquisition of ICT Spectrum in 1998. The Company has filed a motion to dismiss the plaintiffs' amended complaint.

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

(2) the hardware and related software used internally to run the core business-- such as desk-top hardware and software applications, communications networks, and systems used in the operation of office facilities ("Hardware, Network, and Facilities Systems");

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

Internal Systems: Management's ongoing assessment of the majority of its Internal Systems began in 1995 and 1996 with the replacement of its main-frame based financial and project management software systems with new client-server applications which will be Year 2000 ready. The phased conversion to the new systems began in 1996 and is scheduled for completion by September 1999. The costs of the new software, external consultants, and the internal cost of implementation labor is being capitalized and amortized over a period of five years. The total remaining costs, excluding internal labor, of this aspect of the Year-2000 project, including nonrecurring costs associated with the historical archival of main-frame-based computer data, are estimated to be less than $0.25 million.

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

Kaiser-Hill Systems:   Kaiser-Hill also has a Year-2000 readiness program,
separate from that of the Company. The United States Department of Energy (DOE) owns all property and equipment at the Rocky Flats Environmental Technology Site near Denver, Colorado. While DOE bears the Year-2000 risk at Rocky Flats, Kaiser-Hill manages and uses the DOE property in its execution of the site closure contract. One work element of the Rocky Flats contract requires that Kaiser-Hill plan and execute DOE's Year-2000 readiness activities at the site. Costs incurred by Kaiser-Hill in the execution of the readiness activities are fully reimbursed by the DOE. Additionally, Kaiser-Hill is eligible for performance award fees for attaining certain plan performance milestones, and is susceptible to penalties in the event certain plan milestones are not attained. Successful progress on the plan execution to date has resulted in Kaiser-Hill being awarded more than $0.5 million in performance award fees through June 30, 1999, as well as attaining reductions to the total amount of potential penalties, limiting the remaining potential penalty exposure to less than $0.5 million.

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

At this time, management believes that the majority of the risks to its critical business operations are within the Company's control and ability to address, however, the Company has developed a "worst case" scenario or an overall Year-2000 contingency plan for those systems that management believes pose significant risk to the Company in the event timely readiness is not achieved. (see "Forward-Looking Information" below).

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

The Company is availing itself of the safe harbor provisions provided in the Private Securities Litigation Reform Act of 1995 by cautioning readers that the forward-looking statements that use words such as the Company "believes," "anticipates," "expects," "estimates," and "believes" are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. These forward-looking statements will be contained in the Company's federal securities laws filings or in written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts, and others. Any such written or oral forward-looking statements should be considered in context with the risk factors discussed below:

   .    the Company requires access to a revolving credit line to fund short-
   term borrowing needs of the Company's total remaining operations, as well as the letter of credit capacity needed primarily by the E&C Group. The Company may not be able to generate collateral to support a borrowing base of sufficient size to obtain such credit or may not be able to improve operating results enough, by removing overhead costs or otherwise, to be able to obtain such credit.

   .    the Company may be precluded from attaining other satisfactory contract performance guarantee mechanisms, such as performance bonding capabilities.

   .    the Company may not be able to maintain the existing volume or size of contracts and may not be able to realize increased contract performance levels.

   .   the Company is involved in a number of fixed-price contracts under which the Company can benefit from cost savings or performance efficiencies, but if certain pricing and performance assumptions prove inaccurate, unrecoverable cost overruns can occur.

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

   .    a portion of the Company's business has been and is generated either directly or indirectly as a result of federal and state laws, regulations, and programs; a reduction in the number or scope of these laws, regulations, or programs could materially affect the Company's business.

   .    certain of the Company's environmental work poses risks of large civil and criminal liabilities for violations of environmental laws and regulations, and liabilities to customers and to third parties for damages arising from the Company's performing environmental services to its clients. A large fine or penalty imposed on the Company could negatively impact contract performance fees under certain existing contracts or otherwise negatively affect the Company's financial results.


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

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits filed as part of this report are listed below:

     No. 21    Consolidated Subsidiaries of the Registrant as of July 2, 1999
     No. 27    Financial Data Schedule

     (b)  Reports on Form 8-K

      On June 10, 1999 ICF Kaiser filed a Form 8-K referencing a change in the Company's Chairman of the Board of Directors.

      On July 6, 1999, ICF Kaiser filed a Form 8-K referencing a press release announcing its June 30, 1999 sale of its Consulting Group.

      On July 7, 1999, ICF Kaiser filed a Form 8-K referencing an amendment to its Rights Agreement dated January 13, 1992 that governs its Shareholder Rights Plan.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                              ICF KAISER INTERNATIONAL, INC.
                              (Registrant)
Date: August 16, 1999

                              /s/ Timothy P. O'Connor
                              -----------------------
                              Timothy P. O'Connor

                              Executive Vice President and Chief Financial
                              Officer
                              (Duly authorized officer and principal financial officer)