Form 10-Q/A
period 1999-03-31
ICF KAISER INTERNATIONAL INC
filed 1999-09-03
CIK 856200

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q /A



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

                              INDEX TO FORM 10-Q /A


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

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Three Months Ended March 31,
                                                                                              ------------------------------------
                                                                                              1999                            1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
Gross Revenue                                                                                   $225,497                 $ 256,839
    Subcontract and direct material costs                                                       (162,858)                 (183,334)
     Equity in net income of
          unconsolidated subsidiaries                                                              1,520                     1,027
                                                                                                --------                 ---------

Service Revenue                                                                                   64,159                    74,532
Operating Expenses
    Direct labor and fringe benefits                                                              48,459                    53,465
    Group overhead                                                                                10,937                    11,283
    Corporate general and administrative                                                           4,154                     3,844
    Depreciation and amortization                                                                  1,481                     1,592
    Other unusual charges                                                                            930                         -
                                                                                                --------                 ---------

Operating Income (Loss)                                                                           (1,802)                    4,348

Other Income (Expense)
    Interest income                                                                                  268                       466
    Interest expense                                                                              (5,852)                   (4,821)
                                                                                                --------                 ---------

Income (Loss)  From Continuing Operations
    Before Income Taxes and Minority Interest                                                     (7,386)                       (7)

    Income tax (benefit)                                                                          (1,175)                     (468)
                                                                                                --------                 ---------

Income (Loss) From Continuing Operations                                                          (6,211)                      461
    Before Minority Interest

    Minority interest in net income of subsidiaries                                                2,082                     2,511
                                                                                                --------                 ---------

Income (Loss) Before Discontinued Operations                                                      (8,293)                   (2,050)

    Income from discontinued operations (net of tax
      of $1,546 and $1,617, respectively)                                                          2,574                     2,495
                                                                                                --------                 ---------

Net Income (Loss)                                                                               $ (5,719)                $     445
                                                                                                ========                 =========

Basic and Fully Diluted Earnings (Loss)  Per Share:
    Continuing operations                                                                       $  (0.34)                $   (0.08)
    Discontinued operations                                                                         0.10                      0.10
                                                                                                --------                 ---------
                                                                                                 $ (0.24)                $    0.02
                                                                                                ========                 =========

Weighted average shares for basic earnings per share                                              24,068                    23,925
    Effect of dilutive stock options                                                                   -                     1,571
                                                                                                --------                 ---------

Weighted average shares for diluted earnings per share                                            24,068                    25,496
                                                                                                ========                 =========

Comprehensive Income (Loss)
    Net Income (Loss)                                                                           $ (5,719)                $     445
    Other Comprehensive Income (Loss)
      Foreign currency translation adjustments                                                       467                       554
                                                                                                --------                 ---------
Total Comprehensive Income (Loss)                                                               $ (5,252)                $     999
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

Financial data for the three months ended March 31 for the remaining business segments are as follows (in thousands):


       1999                                                                      Kaiser-Hill            E&C               TOTAL
       ----                                                                      -----------        -----------         ----------
       Gross revenue........................................................         $ 145,076            $ 80,421       $ 225,497
        Subcontracts and materials..........................................          (110,341)            (52,517)       (162,858)
       Equity in net income of unconsolidated subsidiaries                                  --               1,520           1,520
                                                                                     ---------            --------       ---------
       Service revenue......................................................            34,735              29,424           64,159
       Operating expenses:
        Direct labor and fringe.............................................            30,571              17,888           48,459
        General and administrative..........................................                --              10,937           10,937
                                                                                     ---------            --------        ---------
       Segment income.......................................................         $   4,164            $    599            4,763
                                                                                     =========            ========

         Reconciliation of segment income to operating income (loss) from continuing operations:
        Corporate overhead..................................................                                                  4,154
        Depreciation and amortization.......................................                                                  1,481
        Other unusual charges...............................................                                                    930
                                                                                                                          ---------
       Operating income (loss) from continuing operations...................                                                 (1,802)
                                                                                                                          =========

       1998
       ----
       Gross revenue........................................................         $ 141,042            $115,797        $ 256,839
        Subcontracts and materials..........................................          (105,356)            (77,978)        (183,334)

       Equity in net income of unconsolidated subsidiaries                                 --                1,027            1,027
                                                                                     ---------            --------        ---------
       Service revenue......................................................            35,686              38,846           74,532
       Operating expenses:
        Direct labor and fringe.............................................            30,686              22,779           53,465
        General and administrative..........................................                --              11,283           11,283
                                                                                     ---------            --------        ---------
       Segment income.......................................................         $   5,000            $  4,784            9,784
                                                                                     =========            ========

       Reconciliation of segment income to operating income from continuing operations:
        Corporate overhead..................................................                                                  3,844
        Depreciation and amortization.......................................                                                  1,592
        Other unusual charges...............................................                                                      0
                                                                                                                          ---------
       Operating income from continuing operations..........................                                              $   4,348
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
                                                                                             ========               ========

            INCOME STATEMENTS
            -----------------
            FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                            1999                    1998
                                                                                            ----                    ----
       Gross Revenue................................................................        $ 145,076               $ 141,042
           Subcontract and direct material costs....................................         (110,341)               (105,356)

       Service Revenue..............................................................           34,735                  35,686

       Operating Expenses
           Direct labor and fringe benefits.........................................           30,571                  30,686
                                                                                            ---------               ---------

       Operating Income Before Income Tax...........................................        $   4,164               $   5,000
                                                                                            =========               =========

       Minority's interest in Kaiser-Hill net income................................        $   2,082               $   2,500
                                                                                            =========               =========

       Company's interest in Kaiser-Hill net income.................................        $   2,082               $   2,500
                                                                                            =========               =========

            STATEMENTS OF CASH FLOWS
            ------------------------
            FOR THE THREE MONTHS ENDED MARCH 31,

       Operating Activities                                                                 1999                    1998
                                                                                            -----                   ----
       Net Income...................................................................          $ 4,164                 $ 5,000
           Changes in operating assets and liabilities:
               Accounts receivable, net.............................................            1,635                  10,195
               Accounts payable and accrued expenses................................           (3,673)                 (6,747)
                                                                                              -------                 -------
          Net cash provided by operating activities.................................            2,126                   8,448
                                                                                              -------                 -------

       Financing Activities
            Distributions to shareholders...........................................                -                  (3,968)
                                                                                              -------                 -------
          Net cash used in financing activities.....................................                -                  (3,968)
                                                                                              -------                 -------

       Increase in cash and cash equivalents........................................            2,126                   4,556
       Cash and cash equivalents at beginning of period.............................            3,644                  10,181
                                                                                              -------                 -------
       Cash and cash equivalents at end of period...................................          $ 5,770                 $14,661
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
                                            =========  =========     =========       =========      ==========      =========

                                      11

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 1999
(In thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                       Parent       Subsidiary    Non-Guarantor   Discontinued
                                                                      Company       Guarantors    Subsidiaries     Operations
                                                                    -----------     ----------    -------------   ------------
                                                                                           (Unaudited)
Gross Revenue                                                       $        21     $  156,509    $     125,368   $    (56,401)

    Subcontract and direct material costs                                   (71)      (116,301)         (67,942)        21,456
    Equity in net income of unconsolidated subsidiaries                   4,543              -            2,608              -
                                                                    -----------     ----------    -------------   ------------

Service Revenue                                                           4,493         40,208           60,034        (34,945)

Operating Expenses
    Operating expenses                                                    2,712         33,406           57,368        (29,936)
    Depreciation and amortization                                           780            245            1,251           (795)
    Other unusual charges                                                   930              -                -              -
                                                                    -----------     ----------    -------------   ------------

Operating Income (Loss)                                                      71          6,557            1,415         (4,214)

Other Income (Expense)
    Interest income                                                          57             77              134              -
    Interest expense                                                     (5,798)           (46)              (8)             -
                                                                    -----------     ----------    -------------   ------------

Income (Loss) From Continuing Operations
    Before Income Taxes and Minority Interest                            (5,670)         6,588            1,541         (4,214)

    Income tax expense (benefit)                                           (120)            13              572         (1,640)
                                                                    -----------     ----------    -------------   ------------

Income (Loss) From Continuing Operations
    Before Minority Interest                                             (5,550)         6,575              969         (2,574)

    Minority interests in net income of subsidiaries                          -          2,082                -              -
                                                                    -----------     ----------    -------------   ------------

Income (Loss) Before Discontinued Operations                             (5,550)         4,493              969         (2,574)

    Income from discontinued operations (net of tax)                          -              -                -          2,574
                                                                    -----------     ----------    -------------   ------------

Net Income (Loss)                                                   $    (5,550)    $    4,493    $         969   $          -
                                                                    ===========     ==========    =============   ============

---------------------------------------------------------------------------------------------------------
                                                                                       ICF Kaiser
                                                                                   International, Inc.
                                                                    Eliminations      Consolidated
                                                                    ------------    ----------------
Gross Revenue                                                       $          -    $        225,497

    Subcontract and direct material costs                                      -            (162,858)
    Equity in net income of unconsolidated subsidiaries                   (5,631)              1,520
                                                                    ------------    ----------------

Service Revenue                                                           (5,631)             64,159

Operating Expenses
    Operating expenses                                                         -              63,550
    Depreciation and amortization                                                              1,481
    Other unusual charges                                                      -                 930
                                                                    ------------    ----------------

Operating Income (Loss)                                                   (5,631)             (1,802)

Other Income (Expense)
    Interest income                                                            -                 268
    Interest expense                                                           -              (5,852)
                                                                               _                   _
                                                                    ------------    ----------------
Income (Loss) From Continuing Operations
    Before Income Taxes and Minority Interest                             (5,631)             (7,386)

    Income tax expense (benefit)                                               -              (1,175)
                                                                    ------------    ----------------

Income (Loss) From Continuing Operations
    Before Minority Interest                                              (5,631)             (6,211)

    Minority interests in net income of subsidiaries                           -               2,082
                                                                    ------------    ----------------

Income (Loss) Before Discontinued Operations                              (5,631)             (8,293)

    Income from discontinued operations (net of tax)                           -               2,574
                                                                    ------------    ----------------

Net Income (Loss)                                                   $     (5,631)   $         (5,719)
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
                                              =========   =========    =========       =========      ==========       ===========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 1998
(In thousands)

------------------------------------------------------------------------------------------------------------------------------

                                                         Parent        Subsidiary    Non-Guarantor   Discontinued
                                                        Company       Guarantors     Subsidiaries     Operations  Eliminations
                                                                                     (Unaudited)
                                                        --------      ----------     ------------    ----------   ------------
Gross Revenue                                           $   (164)      $ 146,340       $ 159,080      $ (48,417)     $       -

    Subcontract and direct material costs                   (175)       (107,396)        (91,449)        15,686              -

    Equity in net income of unconsolidated subsidiaries   10,593               -           2,084              -        (11,650)
                                                        --------       ---------       ---------      ---------      ---------

Service Revenue                                           10,254          38,944          69,715        (32,731)       (11,650)

Operating Expenses
    Operating expenses                                     4,288          32,600          59,580        (27,876)             -
    Depreciation and amortization                            663             292           1,380           (743)             -
                                                        --------       ---------       ---------      ---------      ---------

Operating Income (Loss)                                    5,303           6,052           8,755         (4,112)       (11,650)

Other Income (Expense)
    Interest income                                          131             123             270              -            (58)
    Interest expense                                      (4,816)            (46)            (12)             -             53
                                                        --------       ---------       ---------      ---------      ---------

Income (Loss) From Continuing Operations
    Before Income Taxes and Minority Interest                618           6,129           9,013         (4,112)       (11,655)

    Income tax expense (benefit)                             173           1,716           2,523         (1,617)        (3,263)
                                                        --------       ---------       ---------      ---------      ---------

Income (Loss) From Continuing Operations
    Before Minority Interest                                 445           4,413           6,490         (2,495)        (8,392)

    Minority interests in net income of subsidiaries           -           2,538             (27)             -              -
                                                        --------       ---------       ---------      ---------      ---------

Income (Loss) Before Discontinued Operations                 445           1,875           6,517         (2,495)        (8,392)

    Income from discontinued operations (net of tax)           -               -               -          2,495              -
                                                        --------       ---------       ---------      ---------      ---------

Net Income (Loss)                                       $    445       $   1,875       $   6,517      $       -      $  (8,392)
                                                        ========       =========       =========      =========      =========


                                                           ICF Kaiser
                                                       International, Inc.
                                                          Consolidated
                                                       -------------------
Gross Revenue                                                $ 256,839

    Subcontract and direct material costs                     (183,334)

    Equity in net income of unconsolidated subsidiaries          1,027
                                                             ---------

Service Revenue                                                 74,532

Operating Expenses
    Operating expenses                                          68,592
    Depreciation and amortization                                1,592
                                                             ---------

Operating Income (Loss)                                          4,348

Other Income (Expense)
    Interest income                                                466
    Interest expense                                            (4,821)
                                                             ---------

Income (Loss) From Continuing Operations
    Before Income Taxes and Minority Interest                       (7)

    Income tax expense (benefit)                                  (468)


Income (Loss) From Continuing Operations
    Before Minority Interest                                       461

    Minority interests in net income of subsidiaries             2,511


Income (Loss) Before Discontinued Operations                    (2,050)

    Income from discontinued operations (net of tax)             2,495


Net Income (Loss)                                            $     445
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

Service Revenue

The Company's service revenue for the three months ended March 31, as well as the related percentage of service revenue to gross revenue, is as follows (in millions):

                                                                                                      1998
                                                                                                      ----
                                                           1999                  1998                CHANGE
                                                           -----                 -----               ------
     Kaiser-Hill...................................        $34.7      24%        $35.7       25%      (3)%
     Engineering and Construction (E&C)............         29.4      36%         38.8       33%     (24)%
                                                           -----                 -----
                                                           $64.1      28%        $74.5       29%     (14)%
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

Operating Expenses

Segment operating expenses as a percentage of service revenue for each of the three months ended March 31 are as follows:

                                                                         KAISER-HILL                  E&C
                                                                         -----------                  ---
                                                                     1999         1998         1999        1998
                                                                    ------      -------      -------     -------
          Service Revenue                                             100%         100%         100%         100%
          Operating Expenses
            Direct labor and fringe benefits....................       88%          86%          61%          59%
            Group overhead......................................        -            -           37%          29%
                                                                      ----         ----         ----        ----
          Segment income........................................       12%          14%           2%         12%
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
                                                                         ========      ========        =======         =======


Total segment income from the discontinued operations of $3.9 million and $4.1 million for the three months ended March 31, 1999 and 1998, respectively, is presented in the accompanying income statement net of applicable income taxes of $1.3 million and $1.6 million, respectively. Regardless of the income tax expense recognized on the earnings from the discontinued operations, the Company's consolidated tax position has no net current income tax expense (other than for foreign income taxes) - see Income Tax Expense. Therefore, the tax expense attributable to the earnings from the discontinued operations has been offset in the income tax provision from continuing operations by a similar amount of income tax benefit.


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

                              ICF KAISER INTERNATIONAL, INC.
                              (Registrant)
Date: September 3, 1999

                              /s/ Timothy P. O'Connor
                              -----------------------
                              Timothy P. O'Connor
                              Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)