Form 10-Q
period 1999-09-30
ICF KAISER INTERNATIONAL INC
filed 1999-11-15
CIK 856200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999      Commission File No. 1-12248



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



On November 4, 1999, there were 23,822,657 shares of ICF Kaiser International, Inc. Common Stock, par value $0.01 per share, outstanding.

                         ICF KAISER INTERNATIONAL, INC.



                               INDEX TO FORM 10-Q




                                                                          Page
                                                                          ----
Part I - Financial Information


 Item 1. Financial Statements:

         Consolidated Balance Sheets -
         September 30, 1999 and December 31, 1998                             3

         Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 1999 and 1998              4

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1999 and 1998                        5

         Notes to Consolidated Financial Statements                        6-20


 Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                       21-33


 Item 3  Quantitative and Qualitative Disclosures About Market Risk.         33


Part 11 - Other Information

 Item 1. Legal Proceedings.                                                  33

 Item 2. Changes in Securities.                                              33

 Item 3. Defaults Upon Senior Securities.                                    33

 Item 4. Submission of Matters to a Vote of Security Holders.                33

 Item 5. Other Information.                                                  33

 Item 6. Exhibits and Reports on Form 8-K                                    33

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares)

---------------------------------------------------------------------------------------------------------
                                                                         September 30,       December 31,
                                                                             1999                1998
                                                                         -------------       ------------
                                                                                    (Unaudited)
Assets
Current Assets
    Cash and cash equivalents                                                 $ 34,756           $ 15,248
    Restricted cash                                                             21,000                  -
    Contract receivables, net                                                  229,489            234,320
    Prepaid expenses and other current assets                                   19,510             11,918
    Deferred income taxes                                                            -             34,673
    Net assets of discontinued operations                                            -             65,862
                                                                              --------           --------
            Total Current Assets                                               304,755            362,021
                                                                              --------           --------
Fixed Assets
    Furniture, equipment, and leaseholds                                        13,915             17,970
    Less depreciation and amortization                                         (10,934)           (13,665)
                                                                              --------           --------
            Total Fixed Assets                                                   2,981              4,305
                                                                              --------           --------
Other Assets
    Goodwill, net                                                               19,244             23,323
    Investments in and advances to affiliates                                    9,890              7,571
    Capitalized software development costs                                       1,474              1,618
    Notes receivable                                                             6,550                  -
    Other                                                                        9,970             12,745
                                                                              --------           --------
            Total Other Assets                                                  47,128             45,257

                   Total Assets                                               $354,864           $411,583
                                                                              ========           ========
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
    Debt currently payable                                                    $      -           $ 30,729
    Accounts payable                                                           170,442            179,451
    Accrued salaries and benefits                                               33,780             31,141
    Other accrued expenses                                                      24,325             36,865
    Accrued interest                                                             4,553                  -
    Deferred revenue                                                             6,282             36,847
    Income taxes payable                                                         3,356              2,147
                                                                              --------           --------
            Total Current Liabilities                                          242,738            317,180

Long-term Liabilities
    Long-term debt                                                             137,851            137,488
    Other                                                                       13,977             19,584
                                                                              --------           --------
            Total Liabilities                                                  394,566            474,252
                                                                              --------           --------
Commitments and Contingencies

Minority Interest                                                                5,422                449

Shareholders' Equity (Deficit)
    Preferred stock                                                                  -                  -
    Common stock, par value $.01 per share:
       Authorized-90,000,000 shares
       Issued and outstanding- 23,822,657 and  24,257,828 shares                   238                242
    Additional paid-in capital                                                  75,097             75,422
    Notes receivable collateralized by common stock                                  -               (638)
    Accumulated deficit                                                       (117,518)          (134,757)
    Accumulated other comprehensive income (loss)                               (2,941)            (3,387)
                                                                              --------           --------
           Total Shareholders' Equity (Deficit)                                (45,124)           (63,118)
                                                                              --------           --------
                   Total Liabilities and Shareholders' Equity (Deficit)       $354,864           $411,583
                                                                              ========           ========
----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended        Nine Months Ended
                                                                                  September 30,            September 30,
                                                                             ----------------------    -----------------------
                                                                                1999        1998          1999         1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
Gross Revenue                                                                $ 254,527    $ 234,928    $ 699,904    $ 754,896
       Subcontract and direct material costs                                  (184,280)    (173,174)    (505,220)    (547,451)
       Provision for contract losses                                                 -      (17,210)           -      (57,210)
        Equity in net income of unconsolidated subsidiaries                        838        2,632        3,834        5,066
                                                                             ---------    ---------    ---------    ----------
Service Revenue                                                                 71,085       47,176      198,518      155,301

Operating Expenses
       Direct labor and fringe benefits                                         55,876       50,968      153,186      159,384
       Selling, general and administrative                                      11,518       14,603       39,746       44,660
       Depreciation and amortization                                               918        2,262        4,016        5,293
       Severance and restructuring                                                   -        7,907        9,359        9,407
       Other unusual charges                                                         -        7,672        1,335        7,672
                                                                             ---------    ---------    ---------    ----------
Operating Income (Loss)                                                          2,773      (36,236)      (9,124)     (71,115)

Other Income (Expense)
       Interest income                                                             858          338        1,465        1,239
       Interest expense                                                         (4,592)      (5,141)     (16,801)     (14,901)
                                                                             ---------    ---------    ---------    ----------
Income (Loss)  From Continuing Operations
       Before Income Taxes, Minority Interest, Extraordinary                      (961)     (41,039)     (24,460)     (84,777)
       Item and Cumulative Effect of Accounting Change

       Income tax (expense) benefit                                               (238)       1,199          364       15,826
                                                                             ---------    ---------    ---------    ----------
Income (Loss) From Continuing Operations                                        (1,199)     (39,840)     (24,096)     (68,951)
       Before Minority Interest, Extraordinary Item
       and Cumulative Effect of Accounting Change

       Minority interest in net income of subsidiaries                          (2,118)      (1,326)      (6,323)      (5,877)
                                                                             ---------    ---------    ---------    ----------
Income (Loss) Before Discontinued Operations,                                   (3,317)     (41,166)     (30,419)     (74,828)
       Extraordinary Item and Cumulative Effect of
       Accounting Change
       Income (loss) from discontinued operations, net of tax                        -        2,875        2,157        7,314
       Gain/(loss) on sale of discontinued operations, net of tax               (2,556)          -        46,199            -
                                                                             ---------    ---------    ---------    ----------
Income (Loss) before Extraordinary Item and
        Cumulative Effect of Accounting Change                                  (5,873)     (38,291)      17,937      (67,514)
       Extraordinary item, net of tax                                                -            -         (698)          -
                                                                             ---------    ---------    ---------    ----------
Income (Loss) before Cumulative Effect
       of Accounting Change                                                     (5,873)     (38,291)      17,239      (67,514)
       Cumulative effect of accounting change, net of tax                            -            -            -       (6,000)
                                                                             ---------    ---------    ---------    ----------
Net Income (Loss)                                                            $  (5,873)   $ (38,291)    $ 17,239    $ (73,514)
                                                                             =========    =========     ========    =========

Basic and Diluted Earnings (Loss)  Per Share:
       Continuing operations, net of tax                                       $ (0.14)     $ (1.70)     $ (1.27)     $ (3.10)
       Discontinued operations, net of tax                                       (0.11)        0.12         2.02         0.30
       Extraordinary item, net of tax                                                -            -        (0.03)           -
       Cumulative effect of accounting change, net of tax                            -            -            -        (0.25)
                                                                             ---------    ---------    ---------    ----------
                                                                               $ (0.25)     $ (1.58)      $ 0.72      $ (3.05)
                                                                             =========    =========     ========    =========
Weighted average shares for basic earnings per share                            23,823       24,206       23,927       24,082
       Effect of dilutive stock options                                              -            -            -            -
                                                                             ---------    ---------    ---------    ----------
Weighted average shares for diluted earnings per share                          23,823       24,206       23,927       24,082
                                                                             =========    =========     ========    =========





------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except per share amounts)

====================================================================================================================================
                                                                                                  Nine Months Ended September 30,
                                                                                              --------------------------------------
                                                                                                     1999                     1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (Unaudited)
Operating Activities
Net income (loss)                                                                                $ 17,239               $ (73,514)
Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
    Income from discontinued operations                                                            (2,157)                 (7,314)
    Gain loss on sale of discontinued operations                                                  (46,199)                      -
    Depreciation and amortization                                                                   4,016                   5,293
    Net change in provision for losses                                                            (27,904)                 58,711
    Extraordinary item                                                                                698                       -
    Cumulative effect of accounting change                                                                                  6,000
    Provision for deferred income taxes                                                            34,673                 (17,757)
    Note receivable write-off                                                                         638                       -
    Advances to joint ventures and
       affiliates in excess of equity in earnings                                                  (1,688)                 (2,038)
    Minority interest in net income of subsidiaries                                                 6,323                   5,877
    Changes in operating assets and liabilities, net of acquisitions and dispositions:
       Contract receivables, net                                                                  (17,513)                (73,438)
       Prepaid expenses and other current assets                                                   (7,592)                    997
       Accounts payable and accrued expenses                                                      (11,464)                 67,994
       Deferred revenue                                                                            (8,221)                 (5,689)
       Income taxes payable                                                                         1,209                     257
                                                                                                 --------                 -------
    Net Cash Used in Operating Activities                                                         (57,942)                (34,621)
                                                                                                 --------                 -------

Investing Activities
Cash proceeds from investments in subsidiaries and affiliates                                           -                   3,570
Sales of subsidiaries and/or investments                                                                -                   2,400
Net proceeds from sales of discontinued operations                                                135,316                       -
Purchases of fixed assets                                                                            (659)                 (2,710)
                                                                                                 --------                 -------
    Net Cash Provided by Investing Activities                                                     134,657                   3,260
                                                                                                 --------                 -------

Financing Activities
Borrowings under revolving credit facility                                                         57,064                 114,000
Principal payments on revolving credit facility                                                   (92,584)                (97,500)
Cash collateral for performance guarantees                                                        (21,000)                      -
Change in book overdraft                                                                            1,195                  (1,496)
Distribution of income to minority interest                                                             -                  (1,500)
Payments toward debt issuance/restructuring costs                                                  (1,996)                      -
Net issuances (repurchases) of common stock                                                            38                     347
                                                                                                 --------                 -------
    Net Cash (Used in ) Provided by Financing Activities                                          (57,283)                 13,851
                                                                                                 --------                 -------
Effect of Exchange Rate Changes on Cash                                                                76                    (283)
                                                                                                      ---                 -------
Increase (Decrease) in Cash and Cash Equivalents                                                   19,508                 (17,793)
Cash and Cash Equivalents at Beginning of Period                                                   15,248                  20,020
                                                                                                 --------                 -------
Cash and Cash Equivalents at End of Period                                                       $ 34,756                 $ 2,227
                                                                                                 ========                 =======


Supplemental cash flow information is as follows:

Cash payments for interest                                                                       $ 12,495                 $ 9,798
Cash payments for income taxes                                                                        820                     936
Non-cash transactions:
    Issuance of common stock                                                                                                8,664
    Reacquisition of common stock                                                                    (337)                   (513)

====================================================================================================================================

See notes to consolidated financial statements.

                ICF KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Presentation


The accompanying consolidated financial statements of ICF Kaiser International, Inc. and subsidiaries (the Company), except for the December 31, 1998 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998 and the information included in the Company's Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the September 30, 1999 financial statements.



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


3.  Restructuring Plan

In response to severe liquidity constraints and related side effects from substantial cost overruns incurred primarily in 1998 on four fixed price projects, management, along with the Board of Directors, developed a plan
intended to restructure the Company.   The plan was as follows:

 . To divest of operating units and reinvesting the funds into the Company to facilitate the completion of the problem projects and to provide working capital necessary to grow the retained business activities;

 . To reduce the Company's overhead cost structure that would remain after the divestiture of the operating units referenced above;

 . To revise the Company's debt and capital structure in order to eliminate barriers to securing new business and improve accessibility to new sources of working capital, and lastly,

 . To improve the profitability of and grow the retained operations.


Elements of the plan were initiated as early as the third quarter of 1998 while the nitric acid projects were entering their final phases of completion. As summarized below, however, the majority of the progress made to date has come during the second and third quarters of 1999. Achievements toward each plan element are described below:

Divesting of Operating Units

As of June 30, 1999, the Company had completed the sales of two business segments.

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

At that time, management recorded estimates of the net resulting gains. Prior to finalizing its reported results for the year ended December 31, 1999, management will address the need for changes to those initial estimates. The combined pre-divestiture net financial position and operating results of the two segments have been presented in the accompanying financial statements as discontinued operations for the entire nine-month period. All prior period financial information has also been restated to conform to the current presentation.


Reducing Overhead and Improving Profitability

The restructuring plan includes actions to realign and reduce the Company's post-divestiture cost structure such that the remaining levels are appropriate for its continuing operations. Elements of the cost reduction plan include an approximate 25% personnel reduction in the Company's wholly-owned North American operations, downsizing facilities, closing of marginally profitable office locations, discontinuing certain business offerings, improving direct labor utilization on projects and enhancing project controls to minimize risks of
future contract losses.   Because of certain centralized aspects of the
Company's organization structure that existed prior to completing the divestitures discussed above, the cost reduction elements of this phase of the plan could not begin effectively until after the divestitures were completed. The initial results of the rightsizing are reflected in the Company's operating results for the three months ended September 30, 1999, demonstrated by the reduction of selling, general and administrative expenses for the 1999 quarter by over $12.3 million on an annualized basis compared to the same quarter in 1998. Based on its attained run rate of selling, general and administrative expenses for the single month of September and also on the estimated effects of its remaining cost reduction initiatives, the Company expects to be able to demonstrate an annualized savings of over $20 million by the end of 1999 when compared to pre-restructuring levels.

In connection with the actions taken to effect current and future administrative cost savings, the Company recorded a charge for severance and restructuring
costs of $9.4 million during the second quarter of 1999.   Components of the
charge included $4.5 million for severance and related matters, $1.6 million for the write-off of goodwill associated with the discontinuance of operations from a prior acquisition, a $2.2 million write-down reflective of the carrying value impairment of certain long-term investments, and a $1.1 million charge for anticipated sublease losses incurred as a result of office downsizing.

These cost reduction efforts, together with an increased focus on risk mitigation and effective resource allocation, are aimed at improving the profitability of the Company's remaining operations. The Company is committed to maintaining proper management controls and the processes necessary to deliver high-quality, profitable projects throughout its operations.

Revising the Capital Structure

On October 6, 1999, the Company used proceeds from its recently completed asset sales to repurchase $14.0 million of its $15.0 million in outstanding Senior Notes for 88% of their face value. The Company also paid the accrued interest on the related notes.

On September 30, 1999, the Company reached a debt restructuring agreement in principle with the majority of the holders of its $125.0 million in Subordinated Notes. On or about October 1, 1999, the Company commenced an asset sale offer/exchange offer designed to restructure its $125.0 million Subordinated Notes. By November 3, 1999, the Company had received notice of participation in the asset sale/exchange offer by the holders of approximately 99% of the principal amount of the outstanding notes. On November 4, 1999, the Company obtained the necessary approval of its common shareholders to be able to effect the proposed restructuring. The plan will consist of the following elements:

 . The cash repurchase of at least $35.0 million principal amount of the outstanding Subordinated Notes, plus interest accrued since July 1, 1999;

 . An exchange offer of the following for the balance of the outstanding
  Subordinated Notes:

   . The issuance of 2,600,000 million shares of redeemable convertible preferred stock. The preferred stock will have a liquidation preference equal to $65.0 million plus the amount of accrued interest since July 1, 1999. The preferred stock will pay quarterly dividends at the rate of 3.75% of the liquidation preference through

     December 31, 2000 and 5.75% from January 1, 2001 through December 31, 2001. Thereafter, the dividend rate will be increased to 12%. The preferred stock will be convertible into common stock at the holders' option on or after December 31, 2001. The Company may redeem the preferred stock, at its option, at any time. The Company may attain varying degrees of discounts from the liquidation preference in the event that it redeems any portion of the preferred stock prior to December 31, 2001.

   . The issuance of up to $25.0 million in new unsecured Senior Notes. The new
     Senior Notes will mature on December 31, 2002. The Notes will pay interest, semi-annually, at an initial annual rate of 15%, reducing to 13.5% when the aggregate outstanding amount of the new Senior Notes falls below $15.0 million with additional incremental reductions in the rate based on principal reductions down to a minimum of 11%.

   . The issuance of common shares equivalent to approximately 15% of the Company's total common stock at the time of issuance.


The consummation of this total debt restructuring plan remains conditioned on the Company's ability to secure a new revolving credit facility. Although the Company does not yet have a commitment for such a facility, it is involved in
serious discussions with a leading commercial lender.   The Company anticipates
closing the entire remaining elements of the debt restructuring before December 31, 1999.

4. Revolving Credit Facility

As of September 30, 1999, the Company had no revolving credit facility and was required to maintain $21.0 million in cash collateral to support letters of credit that had been issued under its former revolver.

The terms of the Company's former revolving credit facility called for the proceeds of asset sales to be used to extinguish outstanding debt and to terminate the facility. Upon the sale of the EFM Group, the Company used $35.5 million in proceeds to extinguish outstanding borrowings. The Company then obtained an amendment to the revolver extending the facility, with similar restrictive financial covenants and a substantially reduced total borrowing capacity, until the earlier of June 30, 1999 or the completion of the Company's sale of its Consulting Group. The amendment required an additional $10.0 million of the EFM proceeds to cash collateralize a portion of its outstanding letters of credit previously secured by assets of the Company. Upon the closing of the sale of the Consulting Group on June 30, 1999, an additional $12.8 million of sale proceeds was required to cash collateralize the remaining amount of outstanding letters of credit. The facility was then terminated. Amendment fees totaling $1.0 million were included in interest expense during the second quarter of 1999. Unamortized debt issuance costs of $1.1 million associated with this facility, net of an income tax benefit of $0.4 million, were also expensed during the second quarter as an extraordinary item in the accompanying Statement of Operations.

The Company did not make the semi-annual interest payment due on its Notes of $9.1 million on June 30, 1999, but did pay the interest in full on July 30, 1999 prior to the expiration of a 30-day grace period contained in the Note indentures.

Kaiser-Hill has received a commitment from Bank of America for a new revolving credit facility which will provide for $35.0 million of revolving credit availability. The Kaiser-Hill facility will be secured by Kaiser-Hill's receivables and substantially all of its other assets. The Company and the other 50% owner of Kaiser-Hill, CH2M Hill Companies, Ltd., have agreed to cure certain defaults of Kaiser-Hill under this facility if and when they take place.

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

   . Kaiser-Hill Company, LLC (Kaiser-Hill), a 50% owned subsidiary, which serves as the integrated management contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado. The Company, through a designated majority representation on Kaiser-Hill's board of managers, has a controlling interest in Kaiser-Hill and therefore consolidates Kaiser-Hill's results of operations with those of its only other remaining business segment, E&C. Although the Company has a controlling interest in Kaiser-Hill, as defined by generally accepted accounting principles, the subsidiary's operations are primarily directed by its own dedicated management team. Neither the management of the Company nor the management of the other 50% owner has an active role in Kaiser-Hill's day-to-day operations.


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



  Financial data for the three and nine months ended September 30, 1999 for the continuing business segments are as follows (in thousands):

                                                          Kaiser-Hill                      E&C                       Total
                                                 --------------------------     -----------------------    -----------------------
                                                    Three           Nine         Three          Nine         Three         Nine
1999                                               Months          Months        Months        Months        Months       Months
----                                             ---------       ---------      --------     ---------     ---------    ---------
Gross revenue..................................  $ 206,046       $ 516,343      $ 48,481     $ 183,561     $ 254,527    $ 699,904
  Subcontracts and materials...................   (161,710)       (401,277)      (22,570)     (103,943)     (184,280)    (505,220)
  Equity in unconsolidated subsidiaries........         --              --           838         3,834           838        3,834
                                                 ---------       ---------      --------     ---------     ---------    ---------
Service revenue................................     44,336         115,066        26,749        83,452        71,085      198,518
Operating expenses:
  Direct labor and fringe......................     40,299         102,620        15,577        50,566        55,876      153,186
  Selling, general and administrative (1)......         --              --        11,518        39,746        11,518       39,746
  Depreciation and amortization................         --              --           918         4,016           918        4,016
  Severance and restructuring..................         --              --            --         9,359            --        9,359
  Other unusual charges........................         --              --            --         1,335            --        1,335
                                                 ---------       ---------      --------     ---------     ---------    ---------
Segment operating income (loss)................  $   4,037       $  12,446      $ (1,264)    $ (21,570)    $   2,773    $  (9,124)
                                                 =========       =========      ========     =========     =========    =========


1998
----
Gross revenue..................................  $ 184,461       $ 476,990      $ 50,467     $ 277,906     $ 234,928    $ 754,896
  Subcontracts and materials...................   (147,898)       (369,213)      (25,276)     (178,238)     (173,174)    (547,451)
  Provision for contract losses................         --              --       (17,210)      (57,210)      (17,210)     (57,210)
  Equity in unconsolidated subsidiaries........         --              --         2,632         5,066         2,632        5,066
                                                 ---------       ---------      --------     ---------     ---------    ---------
Service revenue................................     36,563         107,777        10,613        47,524        47,176      155,301
Operating expenses:
  Direct labor and fringe......................     33,708          95,820        17,260        63,564        50,968      159,384
  Selling, general and administrative(1).......         --              --        14,603        44,660        14,603       44,660
  Depreciation and amortization................         --              --         2,262         5,293         2,262        5,293
  Severance and restructuring..................         --              --         7,907         9,407         7,907        9,407
  Other unusual charges........................         --              --         7,672         7,672         7,672        7,672
                                                 ---------       ---------      --------     ---------     ---------    ---------
Segment operating income (loss)................  $   2,855       $  11,947      $(39,091)    $ (83,072)    $ (36,236)   $ (71,115)
                                                 =========       =========      ========     =========     =========    =========

(1) All of Kaiser-Hill's cost are treated as direct costs of executing its DOE contract.

6.   Condensed Financial Information for Kaiser-Hill Company, LLC


Unaudited financial information for the 50%-owned, controlled and consolidated Kaiser-Hill is as follows (see Note 5):


Balance Sheets
--------------

                                                                                     September 30,          December 31,
                                                                                         1999                  1998
                                                                                    --------------          -------------
Assets
Cash and cash equivalents.......................................................         $  2,344                $  3,644
Contract receivables, net.......................................................          166,310                 127,163
                                                                                         --------                --------
             Total Assets.......................................................          168,654                 130,807

Liabilities
Accounts payable................................................................          137,102                 115,730
Accrued salaries and benefits...................................................           19,196                  12,666
                                                                                         --------                --------
       Total Liabilities........................................................          156,298                 128,396
                                                                                         --------                --------

Commitments and contingencies...................................................

Net Assets......................................................................         $ 12,356                $  2,411
                                                                                         ========                ========


Income Statements
-----------------

                                                                Three Months ended                        Nine Months ended
                                                                  September 30,                             September 30,
                                                      -----------------------------------       -----------------------------------
                                                            1999                1998                  1999                1998
                                                      ---------------     ---------------       ---------------     ---------------
Gross Revenue.........................................      $ 206,046           $ 184,461             $ 516,343           $ 476,990
    Subcontract and direct material costs.............       (161,710)           (147,898)             (401,277)           (369,213)

                                                            ---------           ---------             ---------           ---------
Service Revenue.......................................         44,336              36,563               115,066             107,777

Operating Expenses....................................
    Direct labor and fringe benefits..................         40,299              33,708               102,620              95,820
                                                            ---------           ---------             ---------           ---------

Operating Income......................................      $   4,037           $   2,855             $  12,446           $  11,645
                                                            =========           =========             =========           =========

Minority's interest in Kaiser-Hill net income.........      $   2,018           $   1,428             $   6,223           $   5,823
                                                            =========           =========             =========           =========

Company's interest in Kaiser-Hill net income..........      $   2,019           $   1,427             $   6,223           $   5,822
                                                            =========           =========             =========           =========

Statements of Cash Flows
------------------------

                                                                                           For the nine months ended
                                                                                                 September 30,
                                                                                  -----------------------------------------
                                                                                       1999                     1998
Operating Activities                                                              ----------------           --------------

Net Income........................................................................       $  6,323                $   5,823
    Changes in operating assets and liabilities:
        Accounts receivable, net..................................................        (39,198)                 (75,249)
        Accounts payable and accrued expenses.....................................         31,575                   48,603
                                                                                         --------                ---------
   Net cash provided by (used in) operating activities............................         (1,300)                ( 20,823)
                                                                                         --------                ---------

Financing Activities
   (Distributions to) receipts from shareholders..................................              0                    2,392
                                                                                         --------                ---------
   Net cash (used in) provided by financing activities............................              0                    2,392
                                                                                         --------                ---------

Increase in cash and cash equivalents.............................................         (1,300)                 (18,431)
Cash and cash equivalents at beginning of period..................................          3,644                   10,181
                                                                                         --------                ---------
Cash and cash equivalents at end of period........................................       $  2,344                $  (8,250)
                                                                                         ========                =========

7.    Contingencies

Certain Contracts: In March 1998, the Company entered into a $187 million maximum price contract to construct a shipbuilding facility. The Company subsequently learned that estimated costs to perform the contract as reflected in actual proposed subcontracts were approximately $30 million higher than the cost estimates used as the basis for contract negotiation between the Company and the customer. After learning this, the Company advised the customer that it was not required to perform the contract in accordance with its terms. Negotiations with the customer resulted in an interim agreement under which both parties reserved their rights and, on a day-to-day basis, the Company continued to execute certain transitional on-site activities. The customer terminated the interim agreement with the Company effective August 14, 1998. In October 1998, the customer presented an initial draft of a claim against the Company requesting payment for estimated damages and entitlements pursuant to the terminated contract. The customer has also asserted a claim based on alleged differing site conditions that allegedly should have been identified by the Company. The Company and the customer discuss from time to time the customer's claims. No provision for loss for this matter has been included in the Company's financial results to date as management does not believe that it has sufficient information at this time to reasonably estimate the outcome as there has not yet been significant activity in the negotiation process.

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

Acquisition and Divestiture Contingencies: The ICF Kaiser common shares exchanged for the stock of ICT Spectrum in the March, 1998 acquisition carry the guarantee that the market value of each share of stock will reach $5.36 by March 1, 2001. In the event that the market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock, or both, with a total value equal to the shortfall, depending upon the Company's preference. Pursuant to the terms of the agreement, however, the total number of contingently issuable shares of common stock cannot exceed an additional 1.5 million. Given that the quoted fair market value of the stock at September 30, 1999 was approximately $0.38 per share, the assumed issuance of an additional
1.5 million shares would not completely extinguish the purchase price
contingency.   Any future distribution of cash or common stock would be recorded as a charge to the Company's paid-in-capital.

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

Prior to the divestitures of its EFM and Consulting Groups, the Company had a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. The Company has provided for its estimate of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Neither the government nor the Company, however, has quantified many of the issues, and others are qualitative in nature, and their potential financial impact, if any, is not quantifiable by the government or the Company at this time. The adequacy of provisions for reserves is reviewed periodically as progress with the government on such matters ensues.


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



8.  Guarantor Subsidiaries


Pursuant to SEC rules regarding publicly held debt, the Company is required to provide financial information for wholly owned subsidiaries of ICF Kaiser International, Inc. (Subsidiary Guarantors) which unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Senior Subordinated Notes and Series B Senior Notes. The Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc; ICF Kaiser Government Programs, Inc; Systems Applications International, Inc; Global Trade & Investment, Inc; Kaiser Europe, Inc; ICF Kaiser/Georgia Wilson, Inc; ICF Kaiser Overseas Engineering, Inc; EDA Incorporated, Inc.; ICF Kaiser Engineers Pacific, Inc; ICF Kaiser Remediation Company; and ICF Kaiser Advanced Technology, Inc.

ICF Kaiser Remediation Company was included in the sale of the EFM Group to IT on April 9, 1999, Systems Applications International, Inc. was included in the sale of the Consulting Group on June 30 and the majority of the assets of EDA Incorporated, Inc. were sold in an unrelated transaction on August 13, 1999 . Accordingly, these subsidiaries have been eliminated as guarantors effective with the closings of the respective sales.

Condensed consolidating financial information for ICF Kaiser International, Inc. (Parent Company), the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries follow on pages 13-20. The information, except for the December 31, 1998 condensed consolidating balance sheet, is unaudited.

Investments in subsidiaries have been presented using the equity method of accounting. The Company does not have a formal tax-sharing arrangement with its subsidiaries and has allocated taxes to its subsidiaries based on the Company's overall effective tax rate.

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 1999
(In thousands)

====================================================================================================================================
                                                                                                                     ICF Kaiser
                                              Parent    Subsidiary   Non-Guarantor  Discontinued                 International, Inc.
                                             Company    Guarantors   Subsidiaries    Operations    Eliminations     Consolidated
                                             --------   ----------   -------------  ------------   ------------  -------------------
Assets
Current Assets
Cash and cash equivalents                   $  20,980  $   4,125      $  9,651        $   -        $     -         $  34,756
Restricted cash                                21,000          -             -            -              -            21,000
Contract receivables, net                      (1,559)   169,277        61,771            -              -           229,489
Intercompany receivables, net                 171,721     15,489      (187,210)           -              -                 -
Prepaid expenses and other current
  assets                                        8,836      1,719         8,955            -              -            19,510
Deferred income taxes                               -          -             -            -              -                 -
Net assets of discontinued operations               -          -             -            -              -                 -
                                            ---------  ---------      --------       ------      ---------         ---------
Total Current Assets                          220,978    190,610      (106,833)           -              -           304,755
                                            ---------  ---------      --------       ------      ---------         ---------

Fixed Assets
Furniture, equipment, and leaseholds            3,327      1,111         9,477            -              -            13,915
Less depreciation and amortization             (3,045)      (998)       (6,891)           -              -           (10,934)
                                            ---------  ---------      --------       ------      ---------         ---------
                                                  282        113         2,586            -              -             2,981
                                            ---------  ---------      --------       ------      ---------         ---------
Other Assets
Goodwill, net                                       -      4,514        14,730            -              -            19,244
Investment in and advances to affiliates     (101,228)        14         8,607            -        102,497             9,890
Capitalized software development costs          1,474                        -            -                            1,474
Note Receivable                                 6,550          -             -            -              -             6,550
Other                                           4,049         64         5,857            -              -             9,970
                                            ---------  ---------     ---------       ------      ---------         ---------
                                              (89,155)     4,592        29,194            -        102,497            47,128
                                            ---------  ---------      --------       ------      ---------         ---------
Total Assets                                $ 132,105  $ 195,315     $ (75,053)      $    -      $ 102,497         $ 354,864
                                            =========  =========     =========       ======      =========         =========

Liabilities and Shareholders' Equity
Current Liabilities
Debt currently payable                      $       -  $       -     $       -       $    -      $       -         $       -
Accounts payable and other accrued
  expenses                                     28,030    140,826        30,464            -              -           199,320
Accrued salaries and employee benefits          1,716     20,398        11,666            -              -            33,780
Other                                           7,183     (1,827)        4,282            -              -             9,638
                                            ---------  ---------      --------        -----      ---------         ---------
Total Current Liabilities                      36,929    159,397        46,412            -              -           242,738

Long-term Liabilities
Long-term debt, less current portion          137,850          -             1            -              -           137,851
Other                                             967         26        12,984            -              -            13,977
                                            ---------  ---------      --------       ------      ---------         ---------
Total Liabilities                             175,746    159,423        59,397            -              -           394,566
                                            ---------  ---------      --------       ------      ---------         ---------

Minority Interests in Subsidiaries                  -      5,422             -            -              -             5,422

Shareholders' Equity
Common Stock                                      227      8,179           116            -         (8,284)              238
Additional Paid-in Capital                     75,097      2,372        48,267            -        (50,639)           75,097
Accumulated Earnings (Deficit)               (118,965)    20,269      (180,242)           -        161,420          (117,518)
Other Equity                                        -       (350)       (2,591)           -              -            (2,941)
                                            ---------  ---------      --------       ------      ---------         ---------
Total Shareholders' Equity                    (43,641)    30,470      (134,450)           -        102,497           (45,124)
                                            ---------- ---------      ---------      ------      ---------         ---------

Total Liabilities and Shareholders'
  Equity                                    $ 132,105  $ 195,315     $ (75,053)      $    -      $ 102,497         $ 354,864
                                            =========  =========     ==========      ======      =========         =========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 1998
(In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     ICF Kaiser
                                               Parent     Subsidiary  Non-Guarantor  Discontinued                  International,
                                              Company     Guarantors   Subsidiaries   Operations    Eliminations  Inc. Consolidated
                                             ---------   ------------ ------------- -------------- ------------- ------------------
                                                                              (Unaudited)
Assets
Current Assets
Cash and cash equivalents                      $ 2,414        $ 3,812    $ 9,041           $ (19)            $ -          $ 15,248
Contract receivables, net                       (5,283)       132,758    156,603         (49,758)              -           234,320
Intercompany receivables, net                  184,700         12,311   (197,011)              -               -                 -
Prepaid expenses and other current assets        2,185            422     10,234            (923)              -            11,918
Deferred income taxes                           30,367          3,245      1,061               -               -            34,673
Net assets of discontinued operations               -               -          -          65,862               -            65,862
                                             ---------   ------------ ----------    ------------   ------------- ------------------
Total Current Assets                           214,383        152,548    (20,072)         15,162               -           362,021
                                             ---------   ------------ ----------    ------------   ------------- ------------------
Fixed Assets
Furniture, equipment, and leaseholds             4,589          1,495     37,912         (26,026)              -            17,970
Less depreciation and amortization              (4,040)        (1,258)   (32,113)         23,746               -           (13,665)
                                             ---------   ------------ ----------    ------------   ------------- ------------------
                                                   549            237      5,799          (2,280)              -             4,305
                                             ---------   ------------ ----------    ------------   ------------- ------------------
Other Assets
Goodwill, net                                        -          8,745     40,547         (25,969)              -            23,323
Investment in and advances to affiliates       (64,556)            14      6,494            (157)         65,776             7,571
Capitalized software development costs           4,296                       766          (3,444)                            1,618
Other                                            4,910            523      8,094            (782)              -            12,745
                                             ---------   ------------ ----------    ------------   ------------- ------------------
                                               (55,350)         9,282     55,901         (30,352)         65,776            45,257
                                             ---------   ------------ ----------    ------------   ------------- ------------------

Total Assets                                   159,582      $ 162,067   $ 41,628       $ (17,470)       $ 65,776         $ 411,583
                                             =========   ============ ==========    ============   ============= ==================


Liabilities and Shareholders' Equity
Current Liabilities
Debt currently payable                        $ 30,729            $ -        $ -             $ -             $ -          $ 30,729
Accounts payable and other accrued expenses     29,759        121,769     72,224          (7,436)              -           216,316
Accrued salaries and employee benefits           7,818         13,690     16,423          (6,790)              -            31,141
Other                                            1,910          1,176     39,072          (3,164)              -            38,994
                                             ---------   ------------ ----------    ------------   ------------- ------------------
Total Current Liabilities                       70,216        136,635    127,719         (17,390)              -           317,180

Long-term Liabilities
Long-term debt, less current portion           137,487              -          1               -               -           137,488
Other                                           12,000             26      7,638             (80)              -            19,584
                                             ---------   ------------ ----------    ------------   ------------- ------------------
Total Liabilities                              219,703        136,661    135,358         (17,470)              -           474,252
                                             ---------   ------------ ----------    ------------   ------------- ------------------

Minority Interests in Subsidiaries                   -            449          -               -               -               449

Shareholders' Equity
Common Stock                                       230          8,179        121               -          (8,288)              242
Additional Paid-in Capital                      75,200          2,372     58,768               -         (60,918)           75,422
Accumulated Earnings (Deficit)                (134,913)        14,676   (149,502)              -         134,982          (134,757)
Other Equity                                      (638)          (270)    (3,117)              -               -            (4,025)
                                             ---------   ------------ ----------    ------------   ------------- ------------------
Total Shareholders' Equity                     (60,121)        24,957    (93,730)              -          65,776           (63,118)
                                             ---------   ------------ ----------    ------------   ------------- ------------------

Total Liabilities and Shareholders' Equity   $ 159,582      $ 162,067   $ 41,628       $ (17,470)       $ 65,776         $ 411,583
                                             =========   ============ ==========    ============   ============= ==================

                                       14

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 1999
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        ICF Kaiser
                                                                                                                      International,
                                                         Parent     Subsidiary  Non-Guarantor Discontinued  Elimi-         Inc.
                                                        Company     guarantors  Subsidiaries  Operations   nations    Consolidated
                                                        ---------  -----------  ------------ ------------- --------  ---------------
                                                                                       (Unaudited)

Gross Revenue                                           $  3,524    $ 539,544   $ 240,599    $ (83,763)    $     -      $ 699,904

    Subcontract and direct material costs                 (3,162)    (414,072)   (118,976)      30,990                   (505,220)
    Equity in income of joint ventures and
      affiliated companies                               (30,826)           -       6,812            -      27,848          3,834
                                                        --------    ---------   ---------    ---------     -------      ---------

Service Revenue                                          (30,464)     125,472     128,435      (52,773)     27,848        198,518

Operating Expenses
    Operating expenses                                     7,714      109,097     124,405      (48,284)          -        192,932
    Depreciation and amortization                          1,434          612       2,699         (729)                     4,016
    Severance and restructuring                            4,424        1,599       3,336                                   9,359
    Other unusual charges                                  1,335            -           -            -           -          1,335
                                                        --------    ---------   ---------    ---------     -------      ---------

Operating Income (Loss)                                  (45,371)      14,164      (2,005)      (3,760)     27,848         (9,124)

Other Income (Expense)
    Interest income                                          677          427         363           (2)          -          1,465
    Interest expense                                     (16,593)        (194)        (16)           2           -        (16,801)
                                                        --------    ---------   ---------    ---------     -------      ---------

Income (Loss) From Continuing Operations
    Before Income Taxes, Minority Interest
    and Extraordinary Item                               (61,287)      14,397      (1,658)      (3,760)     27,848        (24,460)

    Income tax (expense) benefit                             933          255      (2,427)       1,603           -            364
                                                        --------    ---------   ---------    ---------     -------      ---------

Income (Loss) From Continuing Operations
    Before Minority Interest and
    Extraordinary Item                                   (60,354)      14,652      (4,085)      (2,157)     27,848        (24,096)

    Minority interests in net income of subsidiaries           -       (6,323)          -            -           -         (6,323)
                                                        --------    ---------   ---------    ---------     -------      ---------

Income (Loss) From Continuing Operations
    Before Extraordinary Item                            (60,354)       8,329      (4,085)      (2,157)     27,848        (30,419)

    Income from discontinued operations (net of tax)                                    -        2,157                      2,157
    Gain on sale of discontinued operations (net
     of tax)                                              78,291       (2,737)    (29,355)           -           -         46,199
                                                        --------    ---------   ---------    ---------     -------      ---------

Income (Loss) Before Extraordinary Item                   17,937        5,592     (33,440)           -      27,848         17,937

    Extraordinary item, net of tax                          (698)          -            -            -           -           (698)
                                                        --------    ---------   ---------    ---------     -------      ---------

Net Income (Loss)                                       $ 17,239      $ 5,592   $ (33,440)   $       -     $27,848       $ 17,239
                                                        ========    =========   ==========   =========     ========      ========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 1998
(In thousands)

====================================================================================================================================
                                                                                                                    ICF Kaiser
                                          Parent      Subsidiary    Non-Guarantor   Discontinued                 International, Inc.
                                         Company      Guarantors    Subsidiaries     Operations    Eliminations    Consolidated
                                         --------     ----------    -------------   ------------   ------------  -------------------
                                                                               (Unaudited)

Gross Revenue                              $ 949      $ 563,934      $ 344,913     $ (154,900)        $     -        $ 754,896

    Subcontract and direct material
      costs                                 (470)      (444,980)      (156,501)        54,500                         (547,451)
    Provision for contact losses               -                       (57,210)                                        (57,210)
    Equity in net income of
      unconsolidated subsidairies        (46,905)             -          6,576              -          45,395            5,066
                                        --------      ---------      ---------     ----------        --------        ---------

Service Revenue                          (46,426)       118,954        137,778       (100,400)         45,395          155,301

Operating Expenses
    Operating expenses                    12,998        105,319        172,616        (86,889)              -          204,044
    Depreciation and amortization          1,962            826          3,905         (1,400)                           5,293
    Severance and restructuring            7,907              -          1,500                                           9,407
    Other unusual charges                  2,882              -          4,790              -               -            7,672
                                        --------      ---------      ---------     ----------        --------        ---------

Operating Income (Loss)                  (72,175)        12,809        (45,033)       (12,111)         45,395          (71,115)

Other Income (Expense)
    Interest income                          226            448            565              -               -            1,239
    Interest expense                     (14,719)          (144)           (38)             -               -          (14,901)
                                        --------      ---------      ---------     ----------        --------        ---------

Income (Loss) From Continuing
    Operations Before Income Taxes,
    Minority Interest Extraordinary
    Item and Cumulative Effect of
    Accounting Change                    (86,668)        13,113        (44,506)       (12,111)         45,395          (84,777)

    Income tax (expense) benefit          13,154         (1,990)         6,755          4,797          (6,890)          15,826
                                       ---------      ---------      ---------      ---------        --------         --------

Income (Loss) From Continuing
    Operations Before Minority
    Interest, Extraordinary Item
    and Cumulative Effect of
    Accounting Change                    (73,514)        11,123        (37,751)        (7,314)         38,505          (68,951)

    Minority interests in net
      income of subsidiaries                   -         (5,877)             -              -               -           (5,877)
                                       ---------      ---------      ---------     ----------        --------        ---------

Income (Loss) From Continuing
    Operations Before Extraordinary
    Item and Cumulative Effect
    of Accounting Change                 (73,514)         5,246        (37,751)        (7,314)         38,505          (74,828)

    Income from discontinued
      operations (net of tax)                  -              -              -          7,314                            7,314
    Gain on sale of discontinued
      operations (net of tax)                  -              -              -              -               -                -
                                      ----------      ---------      ---------     ----------       ---------        ---------

Income (Loss) Before Extraordinary
    Item and Cumulative Effect of
    Accounting Change                    (73,514)         5,246        (37,751)             -          38,505          (67,514)

    Extraordinary item, net of tax             -              -              -              -               -                -
                                       ---------      ---------      ---------     ----------       ---------        ---------

Income (Loss) Before Extraordinary
    Item and Cumulative Effect of
    Accounting Change                    (73,514)         5,246        (37,751)             -          38,505          (67,514)

    Cumulative effect of accounting
      change, net of tax                       -           (754)        (5,246)             -               -           (6,000)
                                       ---------      ---------      ---------     ----------       ---------        ---------

Net Income (Loss)                      $ (73,514)       $ 4,492      $ (42,997)          $  -        $ 38,505        $ (73,514)
                                       =========      =========      ==========    ==========       =========       ==========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 1999
(In thousands)

===================================================================================================================================
                                                                                                                    ICF Kaiser
                                             Parent     Subsidiary  Non-Guarantor  Discontinued                 International, Inc.
                                            Company     Guarantors  Subsidiaries    Operations    Eliminations      Consolidated
                                           ----------   ----------- -------------  ------------   ------------  -------------------
                                                                                 (Unaudited)

Gross Revenue                               $ 2,903     $ 211,863     $ 39,761        $   -        $     -          $ 254,527

    Subcontract and direct material
      costs                                  (2,796)     (164,502)     (16,982)           -              -           (184,280)
    Equity in income of joint
      ventures and affiliated
      companies                              (4,013)            -        1,796            -          3,055                838
                                           --------     ---------     --------        -----        -------          ---------

Service Revenue                              (3,906)       47,361       24,575            -          3,055             71,085

Operating Expenses
    Operating expenses                        2,345        42,043       23,006            -              -             67,394
    Depreciation and amortization               225           171          522            -              -                918
    Severance and restructuring              (1,383)            -        1,383            -              -                  -
    Other unusual charges                         -             -            -            -              -                  -
                                           --------     ---------     --------        -----        -------          ---------

Operating Income (Loss)                      (5,093)        5,147         (336)           -          3,055              2,773

Other Income (Expense)
    Interest income                             614           163           81            -              -                858
    Interest expense                         (4,679)           92           (5)           -              -             (4,592)
                                           --------     ---------     --------        -----        -------          ---------

Income (Loss) From Continuing
    Operations Before Income Taxes,
    Minority Interes and
    Extraordinary Item                       (9,158)        5,402         (260)           -          3,055               (961)

    Income tax (expense) benefit              2,742           565       (3,545)           -              -               (238)
                                           --------     ---------     --------        -----        -------          ---------

Income (Loss) From Continuing
    Operations Before Minority
    Interest and Extraordinary Item          (6,416)        5,967       (3,805)           -          3,055             (1,199)

    Minority interests in net income
      of subsidiaries                             -        (2,118)          -             -              -             (2,118)
                                           --------     ---------     --------        -----        -------          ---------

Income (Loss) From Continuing Operations
    Before Extraordinary Item                (6,416)        3,849       (3,805)           -          3,055             (3,317)

    Income from discontinued operations
      (net of tax)                                -             -            -            -
    Gain on sale of discontinued
      operations (net of tax)                   543        (2,737)        (362)           -              -             (2,556)
                                           --------     ---------     --------        -----        -------          ---------

Income (Loss) Before Extraordinary Item      (5,873)        1,112       (4,167)           -          3,055             (5,873)

    Extraordinary item, net of tax                -             -            -            -              -                  -
                                           --------     ---------     --------        -----        -------          ---------

Net Income (Loss)                          $ (5,873)      $ 1,112     $ (4,167)       $   -        $ 3,055          $  (5,873)
                                           ========     =========     ========        =====        =======          =========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 1998
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      ICF Kaiser
                                             Parent      Subsidiary   Non-Guarantor   Discontinued               International, Inc.
                                             Company     Guarantors    Subsidiaries    Operations   Eliminations     Consolidated
                                            ---------   -----------   -------------   ------------  ------------ -------------------
                                                                               (Unaudited)
Gross Revenue                                 $     341       $ 200,225    $ 91,962       $ (57,600)      $      -       $ 234,928

  Subcontract and direct material costs            (190)       (160,961)    (34,323)         22,300                       (173,174)
  Provision for contact losses                        -                     (17,210)                                       (17,210)
  Equity in net income of unconsolidated
    subsidiaries                                (24,818)              -       3,109               -         24,341           2,632
                                             ----------      ----------   ---------       ---------     ----------     -----------

Service Revenue                                 (24,667)         39,264      43,538         (35,300)        24,341          47,176

Operating Expenses
  Operating expenses                              5,011          36,851      54,217         (30,508)             -          65,571
  Depreciation and amortization                     704             242       1,316               -                          2,262
  Severance and restructuring                     6,407               -       1,500                                          7,907
  Other unusual charges                           2,882               -       4,790               -              -           7,672
                                             ----------      ----------   ---------       ---------     ----------     -----------

Operating Income (Loss)                         (39,671)          2,171     (18,285)         (4,792)        24,341         (36,236)

Other Income (Expense)
  Interest income                                    45             102         191               -              -             338
  Interest expense                               (5,073)            (48)        (20)              -              -          (5,141)
                                             ----------      ----------   ---------       ---------     ----------     -----------

Income (Loss) From Continuing Operations
  Before Income Taxes, Minority Interest
  Extraordinary Item and Cumulative Effect
  of Accounting Change                          (44,699)          2,225     (18,114)         (4,792)        24,341         (41,039)

  Income tax (expense) benefit                     (383)          1,522      (1,758)          1,917            (99)          1,199
                                             ----------      ----------   ---------       ---------     ----------     -----------

Income (Loss) From Continuing Operations
  Before Minority Interest, Extraordinary
  Item and Cumulative Effect of
  Accounting Change                             (45,082)          3,747     (19,872)         (2,875)        24,242         (39,840)

  Minority interests in net income of
    subsidiaries                                      -          (1,326)          -               -              -          (1,326)
                                             ----------      ----------   ---------       ---------     ----------     -----------

Income (Loss) From Continuing Operations
  Before Extraordinary Item and
  Cumulative Effect of Accounting Change        (45,082)          2,421     (19,872)         (2,875)        24,242         (41,166)

  Income from discontinued operations
    (net of tax)                                      -               -           -           2,875                          2,875
  Gain on sale of discontinued operations
    (net of tax)                                      -               -           -               -              -               -
                                             ----------      ----------   ---------       ---------     ----------     -----------

Income (Loss) Before Extraordinary Item and
  Cumulative Effect of Accounting Change        (45,082)          2,421     (19,872)              -         24,242         (38,291)

  Extraordinary item, net of tax                      -               -           -               -              -               -
                                             ----------      ----------   ---------       ---------     ----------     -----------

Income (Loss) Before Extraordinary Item and
  Cumulative Effect of Accounting Change        (45,082)          2,421     (19,872)              -         24,242         (38,291)

  Cumulative effect of accounting change,
    net of tax                                        -            (754)        754               -              -               -
                                             ----------      ----------   ---------       ---------     ----------     -----------

Net Income (Loss)                            $  (45,082)     $    1,667   $ (19,118)      $       -     $   24,242     $   (38,291)
                                             ==========      ==========   =========       =========     ==========     ===========


ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 1999
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      ICF Kaiser
                                                 Parent   Subsidiary  Non-Guarantor  Discontinued                International, Inc.
                                                Company   Guarantors  Subsidiaries    Operations   Eliminations      Consolidated
                                               ---------  ----------  -------------  ------------  ------------  -------------------
                                                                                    (Unaudited)
Net Cash Provided by (Used in) Operating
 Activities                                    $ (59,467)     $  311        $ 1,195          $ 19          $  -           $ (57,942)
                                               ---------      ------       --------          ----          ----          ----------

Investing Activities
Cash proceeds from investments in subsidiaries
 and affiliates                                        -           -              -             -             -                   -
Sales of subsidiaries and/or investments               -           -              -             -             -                   -
Net proceeds from sale of discontinued
 operations                                      135,316           -              -             -             -             135,316
Purchases of fixed assets                              -           -           (659)            -             -                (659)
                                               ---------      ------       --------          ----          ----          ----------
      Net Cash Provided by (Used in) Investing
       Activities                                135,316           -           (659)            -             -             134,657
                                               ---------      ------       --------          ----          ----          ----------

Financing Activities
Borrowings under revolving credit facility        57,064           -              -             -             -              57,064
Principal payments on revolving credit
 facility                                        (92,584)          -              -             -             -             (92,584)
Cash collateral for performance guarantees       (21,000)          -              -             -             -             (21,000)
Change in book overdraft                           1,195           -              -             -             -               1,195
Distribution of income to minority interest            -           -              -             -             -                   -
Payments towards debt issuance/restructuring
 costs                                            (1,996)          -              -             -             -              (1,996)
Net issuances (repurchases) of common stock           38           -              -             -             -                  38
                                               ---------      ------       --------          ----          ----          ----------
      Net Cash Provided by (Used in) Financing
       Activities                                (57,283)          -              -             -             -             (57,283)
                                               ---------      ------       --------          ----          ----          ----------
Effect of Exchange Rate Changes on Cash                -           -             76             -             -                  76
                                               ---------      ------       --------          ----          ----          ----------
Increase (Decrease) in Cash and Cash
 Equivalents                                      18,566         311            612            19             -              19,508
Cash and Cash Equivalents at Beginning
 of Period                                         2,414       3,814          9,039           (19)            -              15,248
                                               ---------      ------       --------          ----          ----          ----------

Cash and Cash Equivalents at End of Period      $ 20,980     $ 4,125        $ 9,651          $  -          $  -          $   34,756
                                               =========     =======        =======          ====          ====          ==========

ICF Kaiser International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 1998
(In thousands)

----------------------------------------------------------------------------------------------------------------------------------

                                           Parent                                                                    ICF Kaiser
                                           Company    Subsidiary   Non-Guarantor   Discontinued                  International, Inc.
                                         (Unaudited)  Guarantors   Subsidiaries     Operations    Eliminations       Consolidated
                                         ----------   ----------   -------------   ------------   ------------   -------------------
Net Cash Provided by (Used in)
    Operating Activities                 $  (14,993)  $  (15,095)   $  (4,533)    $          -   $          -   $           (34,621)
                                         ----------   ----------    ---------     ------------   ------------   -------------------

Investing Activities
Cash proceeds from investments in
    subsidiaries and affiliates                   -            -        3,570                -              -                 3,570
Sales of subsidiaries and/or
    investments                                   -            -        2,400                -              -                 2,400
Net proceeds from sale of
    discontinued operations                       -            -            -                -              -
Purchases of fixed assets                    (1,159)           -       (1,551)               -              -                (2,710)
                                         ----------   ----------    ---------     ------------   ------------   -------------------
      Net Cash Provided by
         (Used in) Investing
         Activities                          (1,159)           -        4,419                -              -                 3,260
                                         ----------   ----------    ---------     ------------   ------------   -------------------

Financing Activities
Borrowings under revolving credit
   facility                                 114,000            -            -                -              -               114,000
Principal payments on revolving
   credit facility                          (97,500)           -            -                -              -               (97,500)
Cash collateral for performance
    guarantees                                    -            -            -                -              -                     -
Change in book overdraft                     (1,496)           -            -                -              -                (1,496)
Distribution of income to
    minority interest                             -       (1,500)           -                -              -                (1,500)
Payments towards debt
    issuance/restructuring costs                                                                                                  -
Net issuances (repurchases) of
    common stock                                347            -            -                -              -                   347
                                         ----------   ----------    ---------     ------------   ------------   -------------------
      Net Cash Provided by (Used
         in) Financing Activities            15,351       (1,500)           -                -              -                13,851
                                         ----------   ----------    ---------     ------------   ------------   -------------------
Effect of Exchange Rate Changes
   on Cash                                        -            -         (283)               -              -                  (283)
                                         ----------   ----------    ---------     ------------   ------------   -------------------
Increase (Decrease) in Cash and
   Cash Equivalents                            (801)     (16,595)        (397)               -              -               (17,793)
Cash and Cash Equivalents at
   Beginning of Period                       (4,843)      10,258       14,605                -              -                20,020
                                         ----------   ----------    ---------     ------------   ------------   -------------------

Cash and Cash Equivalents at
    End of Period                        $   (2,652)  $   (6,337)   $  11,216     $          -   $          -   $             2,227
                                         ==========   ==========    =========     ============   ============   ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the third quarter of 1999, management continued to execute various elements of a plan aimed at restoring the Company to profitability following the difficulties caused primarily by problems in its execution of four large fixed price contracts to construct nitric acid plants in 1998 and early 1999. The accomplishments since the last quarter included the majority implementation of the cost reduction plan and the acceptance by the Company's noteholders and its common shareholders of a plan to significantly restructure $125.0 million in outstanding subordinated notes. Additionally, the Company reached agreement with the holders of $14.0 million of its $15.0 million in total outstanding Senior Notes to repurchase the notes for cash at 88% of face value. This repurchase was completed on October 6, 1999.

Following the divestitures of two of its operating groups during the second quarter of 1999, management began the next phase of its restructuring plan during the third quarter - rightsizing its remaining cost structure to levels appropriate for its new base of ongoing operations. The results from the cost reduction plan have been positive - just in the third quarter the Company's operating results depict a reduction in administrative expenses by over $12.3 million on an annualized basis when compared to the same quarter in 1998. Although the majority of the cost reduction actions had been put in place by September 30, 1999, their full annualized impact in addition to the impact of several actions remaining to be implemented are not yet depicted in the third quarter results due to the timing within the quarter of their implementation. Management still believes, however, that by December 31, 1999, it will be able to reduce overhead costs by more than $20 million on an annual basis compared to levels prior to the restructuring.

In summary, the components of the total profit restoration plan developed by management along with the Board of Directors were as follows:

 . To divest of operating units and reinvesting the funds into the Company to facilitate the completion of the problem projects and to provide working capital necessary to grow the retained business activities;

 . To reduce the Company's overhead cost structure that would remain after the divestiture of the operating units referenced above;

 . To revise the Company's debt and capital structure in order to eliminate barriers to securing new business and improve accessibility to new sources of working capital, and lastly,

 . To improve the profitability of and grow the retained operations.

Elements of the plan were initiated as early as the third quarter of 1998 while the Nitric Acid projects were entering their final phases of completion. As summarized below, however, the majority of the progress made to date has come during the second and third quarters of 1999. Achievements toward each plan element are described below.

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

The combined net financial position and operating results of the two segments have been presented in the accompanying financial statements as discontinued operations for the entire nine-month period. All prior period financial information has also been restated to conform to the current presentation.


Reducing Overhead and Improving Profitability

The restructuring plan included actions to realign and reduce the Company's post-divestiture cost structure such that the remaining levels are appropriate for its continuing operations. Elements of the overhead reduction plan included an approximate 25% personnel reduction in the Company's wholly-owned North American operations, downsizing facilities, closing of marginally profitable office locations, discontinuing certain business offerings, improving direct labor utilization on projects and enhancing project controls to minimize risks of future contract losses. Because of certain centralized aspects of the Company's organization structure that existed prior to completing the divestitures discussed above, the cost reduction elements of this phase of the plan could not begin effectively until after the divestitures were completed. The initial results of the rightsizing are evident in the Company's Statement of Operations for the three months ended September 30, 1999. Although the majority of the reduction initiatives have been enacted, the anticipated impact of several remaining actions paired with the full effects of the completed actions lead management to believe that it will attain total administrative cost savings of $20 million by December 31, 1999 when compared to previous levels.

In connection with these actions, the Company recorded a charge for severance and restructuring costs of $9.4 million during the second quarter of 1999. Components of the charge included $4.5 million for severance and related matters, $1.6 million for the write-off of goodwill associated with the discontinuance of operations from a prior acquisition, a $2.2 million write-down reflective of the carrying value impairment of certain long-term investments, and a $1.1 million charge for anticipated sublease losses incurred as a result of office downsizing.

These cost reduction efforts, together with an increased focus on risk mitigation and effective resource allocation, are aimed at improving the profitability of the Company's remaining operations. The Company is committed to maintaining proper management controls and the processes necessary to deliver high-quality, profitable projects throughout its operations.

Revising the Capital Structure

On October 6, 1999, the Company used proceeds from its recently completed asset sales to repurchase $14.0 million of its $15.0 million in outstanding Senior Notes for 88% of their face value. The Company also paid the accrued interest on the related notes.

On September 30, 1999, the Company reached a debt restructuring agreement in principle with the majority of the holders of its $125.0 million in Subordinated Notes. On or about October 1, 1999, the Company commenced an asset sale offer/exchange offer designed to restructure its $125.0 million Subordinated Notes. By November 3, 1999, the Company had received notice of participation in the asset sale/exchange offer by the holders of approximately 99% of the principal amount of two outstanding notes. On November 4, 1999, the Company obtained the necessary approval of its common shareholders to be able to effect the proposed restructuring. The plan will consist of the following elements:

 . The cash repurchase of at least $35.0 million principal amount of the outstanding Subordinated Notes, plus interest accrued since July 1, 1999;

 . An exchange offer of the following for the balance of the outstanding
  Subordinated Notes:

   . The issuance of 2,600,000 million shares of redeemable convertible preferred stock. The preferred stock will have a liquidation preference equal to $65.0 million plus the amount of accrued interest since July 1, 1999. The preferred stock will pay quarterly dividends at the rate of 3.75% of the liquidation preference through December 31, 2000 and 5.75% from January 1, 2001 through December 31, 2001. Thereafter, the dividend rate will be increased to 12%. The preferred stock will be convertible into common stock at the holders' option on or after December 31, 2001. The Company may redeem the preferred stock, at its option, at any time. The Company may attain varying degrees of discounts from the liquidation preference in the event that it redeems any portion of the preferred stock prior to December 31, 2001.

   . The issuance of up to $25.0 million in new unsecured Senior Notes.  The new
     Senior Notes will mature on December 31, 2002. The Notes will pay interest, semi-annually, at an initial annual rate of 15%, reducing to 13.5% when the aggregate outstanding amount of the new Senior Notes falls below $15.0 million with additional incremental reductions in the rate based on principal reductions down to a minimum of 11%.

   . The issuance of common shares equivalent to approximately 15% of the Company's total common stock at the time of issuance.

The consummation of this total debt restructuring plan remains conditioned on the Company's ability to secure a new revolving credit facility. Although the Company does not yet have a commitment for such a facility, it is involved in
serious discussions with a leading commercial lender.   The Company anticipates
closing the entire remaining elements of the debt restructuring before December 31, 1999.

Results of Continuing Operations

Gross Revenue

The Company's gross revenue by operating group for each of the three and nine month periods ended September 30 are as follows (in millions):

                                                             Three months                      Nine months
                                                    -----------------------------   --------------------------------
                                                         1999            1998            1999               1998
                                                    -------------   -------------   -------------      -------------
Kaiser-Hill....................................          $206,046        $184,461        $516,343           $476,990
Engineering and Construction (E&C).............            48,481          50,467         183,561            277,906
                                                         --------        --------        --------           --------
  Total........................................          $254,527        $234,928        $699,904           $754,896
                                                         ========        ========        ========           ========


Kaiser-Hill
------------

Kaiser-Hill Company, LLC (Kaiser-Hill), a 50% owned subsidiary, which serves as the integrated management contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado. The Company, through a designated majority representation on Kaiser-Hill's board of managers, has a controlling interest in Kaiser-Hill and therefore consolidates Kaiser-Hill's results of operations with those of its only other remaining business segment, E&C. Although the Company has a controlling interest in Kaiser-Hill, as defined by generally accepted accounting principles, the subsidiary's operations are primarily directed by its own dedicated management team. Neither the management of the Company nor the management of the other 50% owner has an active role in Kaiser-Hill's day-to-day operations.


The contract is cost-reimburseable plus incentive fee in nature. Kaiser-Hill's current contract expires in September 30, 2000, however Kaiser-Hill and the DOE are currently negotiating for the follow-on contract which will be aimed at attaining site closure by 2006. The changes in gross revenue earned by Kaiser-Hill during the comparable periods are largely reflective of increased levels of reimbursable subcontractor costs being incurred as the contract ensues. Gross revenue is also somewhat impacted by DOE's annual project funding which has been increasing over time as DOE progresses closer to attaining closure of this site at a pace faster than originally planned. Kaiser-Hill ended the third quarter of 1999 with approximately $600 million in contract backlog.

Engineers & Constructors Group (E&C)
-------------------------------------

The Engineers and Constructors Group (E&C) provides engineering, construction management and project and program management services to commercial and federal, state, and local entities in the areas of transit and transportation, alumina and aluminum, facilities engineering and management, iron and steel and
microelectronics and clean technology.   The decrease in gross revenue of $2.0
million and $94.3 million, respectively, during the three and nine months ended September 30, 1999 compared to the same periods in 1998 is comprised of:

 . a decline of $13.1 million and $63.9 million, respectively, in gross revenue generated by the Company's construction management activities specializing in fabrication plants and other facilities for semiconductor and microelectronics customers. This gross revenue contained large elements of construction costs that were directly reimbursed by the customers. The decrease therefore did not have as significant of an impact on the Company's operating results.
  These gross revenue declines are indicative of the softness in this overall market area since early 1998.

 . an increase of $8.9 million and $4.3 million, respectively, in gross revenue generated by the Nova Hut steel mini-mill contract in the Czech Republic. The increases primarily reflect the completion of project's construction phases involving the procurement of significant amounts of subcontracted labor and direct materials. This contract is entering final phases evidenced by the plant's performance recently attaining preliminary customer acceptance on November 1, 1999. The majority of the construction activities have therefore been completed. Remaining contract performance will consist of additional performance testing, warranty and turnkey activities.

 . a decrease of $30.9 million during the nine months, respectively, in gross revenue generated by the Nitric Acid Projects. The plants had been completed early in the second quarter of 1999. Revenue for the three months ended September 30, 1998 is reflective of a $16.2 million charge to reflect the revised estimate of completion on the projects through such date.

 . reductions of $3.0 million during the nine months ended September 30, 1999 in gross revenues from certain domestic and foreign operations that were discontinued at various times during 1998 and 1999.

Given these isolated changes in gross revenue for the three months ended September 30, the Company's remaining volume of gross revenue has decreased by approximately 20% since the same period in 1998. This decline is attributed, in part, to the Company's difficulties in securing significant amounts of new business as a result of credit capacity limitations brought about by the problems with the Nitric Acid projects in 1998 and 1999, and, also in part, to the Company's current contract backlog mix migrating to less construction cost
oriented projects.   As further explained below, the operational impact of these decreases, however, have been in part offset by other Company initiatives.

Contract backlog for E&C exceeded $200 million as of September 30, 1999. As the Company has completed the Nitric Acid projects as well as most of the construction on the Nova Hut steel mini-mill, the remaining current contract backlog contains more labor-intensive engineering and project management
services rather than large amounts of construction materials.   Although not an
indicator of gross contract profit, a contract backlog of this type will result in a narrowing of the Company's spread between gross revenue and service revenue in the near term when compared to more recent historic levels.

Service Revenue

The Company's service revenue for the three and nine months ended September 30, as well as the related percentage of service revenue to gross revenue, is as follows (in millions):


                                                      Three Months                                 Nine Months
                                        ----------------------------------------    ------------------------------------------
                                         1999           1998           % Change      1999            1998            % Change
                                        ------         ------         ----------    -------         -------         ----------
Kaiser-Hill..........................    $44.3  22%     $36.6  20%          21%      $115.1  22%     $107.8  23%         6.8%
Engineering and Construction
 (E&C) (1)...........................     26.8  55%      27.8  55%        (3.6%)       83.4  45%      104.7  38%       (20.3%)
                                         -----          -----                        ------          ------
                                         $71.1  28%     $64.4  27%        10.4%      $198.5  28%     $212.5  28%        (6.6%)
                                         =====          =====                        ======          ======

(1) For comparative purposes, service revenue has been adjusted to exclude the $17.2 million and $40.0 million Nitric Acid Project loss provisions recorded during the three and nine months ended September 30, 1998, respectively.

Kaiser-Hill
------------

Kaiser-Hill's service revenue is generated, in part, by fees earned as a percentage of the costs incurred to execute the project and, in part, by incentive fees earned for attaining specified contract performance thresholds.
The incentive fees are not based on incurred costs.   The volume changes in
service revenue period over period is primarily reflective of the corresponding changes in costs incurred by the project. The lower rate of service revenue as a percentage of gross revenue during the three months compared to the nine months ended September 30, 1998 reflects management's third quarter 1998 downward estimate of the project performance milestones that would be completed
within the contract's 1998 fiscal funding year.   The percentage of service
revenue to gross revenue realized in 1999 has been consistent throughout 1999.


Engineers & Constructors Group (E&C)
-------------------------------------

Adjusting for the $17.2 million and the $40.0 million provisions for the Nitric Acid contract losses recorded in the three and nine months ended September 30, 1998, service revenue decreased by $1.0 million and $21.3 million, respectively, during the three and nine months ended September 30, 1999. Apart from slight declines in service revenue period over period in the microelectronics and Asian markets and from the effects of the Company's decision to discontinue certain operations in several domestic and foreign markets during 1998 and 1999, the Company's service revenue has decreased approximately 14% from 1998 levels.
This decline is attributed to the Company's difficulties in securing significant amounts of new business as a result of credit capacity limitations brought about by the problems with the Nitric Acid projects in 1998 and 1999. Despite the decreases in the volume of service revenue, direct labor deployed on projects decreased by 9% and 20%, respectively, during the comparable three and nine month periods in 1999, yielding gross profit margins as a percent of service revenue of approximately 42% and 39% during the three and nine month periods ended September 30, 1999.



Operating Expenses

Segment operating expenses as a percentage of service revenue for each of the three and nine months ended September 30 are as follows:


                                                 Kaiser-Hill                                   E&C
                                      ----------------------------------  ----------------------------------------
                                        Three Months      Nine Months         Three Months         Nine Months
                                      ----------------  ----------------  -------------------- -------------------
                                        1999    1998      1999    1998      1999     1998       1999      1998
                                      ----------------  ----------------  -------------------- -------------------
Service Revenue......................   100%     100%     100%     100%     100%     100% (1)   100%        100% (1)
Operating Expenses
 Direct labor and fringe benefits....    91%      92%      89%      89%      58%      62%        61%         60%
 Selling, general and administrative.     -        -        -        -       43%      53%        48%         43%
                                       ----     ----     ----     ----     ----     ----        ---         ---
Segment operating income (loss) (2)..     9%       8%      11%      11%     (1)%    (15)%       (9)%        (3)%
                                       ====     ====     ====     ====     ====     ====        ===         ===


(1) For comparative purposes, service revenue has been adjusted to exclude the $40.0 million and $17.2 million in Nitric Acid Project loss provisions recorded during the three and nine months ended September 30, 1998, respectively.
(2) Charges taken during the periods for severance, restructuring and other unusual matters (discussed below) have not been included in the above table.



Kaiser-Hill
------------

Kaiser-Hill's operating income as a percentage of service revenue has remained relatively constant over the comparable periods.

Engineering and Constructors (E&C)
----------------------------------

Direct labor deployed on E&C projects decreased by 28% and 25%, respectively during the comparable three and nine month periods in 1999 and corresponds to similar decreases in service revenue. As evidenced, however, by the percentage increase during the nine months of 1999 in selling, general and administrative expenses as a percentage of service revenue, much of the cost of the direct labor decline was not immediately cut from the Company's operations and resulted in increasing administrative costs on a year-to-date basis. Responding to the decreasing service revenue and as a strategic element of its overall restructuring plan, the Company's cost reduction initiatives took effect primarily during the third quarter of 1999 and are evidenced by the significant improvement, compared to 1998, in the selling, general and administrative expense ratio depicted above.

Apart from these comparisons to service revenue, the Company's cost reduction efforts have resulted in selling, general and administrative expenses during the third quarter of 1999 totaling $11.5 million as compared to $14.6 million during the same quarter in 1998. Based on its run rate of such expenses as of September 1999, the Company expects to be able to demonstrate an annualized savings of over $20 million when compared to levels existing prior to the restructuring.

Severance and Restructuring

The Company's restructuring plan included actions aimed at realigning and reducing the Company's post-divestiture overhead cost structure such that the remaining levels would be appropriate for its continuing operations. Elements of the overhead reduction plan included an approximate 25% personnel reduction in the Company's wholly-owned North American operations, downsizing facilities, closing of marginally profitable office locations, discontinuing certain business offerings, improving direct labor utilization on projects and enhancing project controls to minimize risks of future contract losses.

Actions intended to obtain these results were largely executed to be effective
during the second and third quarters of 1999.   In connection with the actions,
the Company recorded a charge for severance and restructuring costs of $9.4
million during the second quarter of 1999.   Components of the charge included
$4.5 million for severance and related matters, $1.6 for the write-off of goodwill associated with the discontinuance of operations from a prior acquisition, a $2.2 million write-down reflective of the carrying value impairment of certain long-term investments, and a $1.1 million charge for anticipated sublease losses incurred as a result of office downsizing.

In June of 1998, the Company recorded a $1.5 million charge for the costs of legal and organizational changes necessary to begin its planned asset divestitures.

Other Unusual Charges

In light of the significant 1998 contract overruns and ensuing activities directed at resolving the resulting liquidity issues, the Company incurred costs that it ordinarily would not have incurred without these strains. Such costs, including certain divestiture-related expenses of professional fees as well as increased bank fees, and fines and penalties, have been presented as unusual items in the accompanying Statement of Operations.

Interest Income

Interest income has increased by $.5 million and by $.2 million for the three and nine months ended September 30, 1999, respectively due largely to the completion of its sale of the Consulting Group on June 30, 1999. The Company accrued interest income at the rate of 10.5% on the $6.55 million in promissory notes received as part of the sale proceeds. These new notes are due December 31, 2006 and will pay interest semiannually, beginning December 31, 2000. Additionally since receiving the proceeds from the sale of the Consulting Group, the Company has maintained average cash balances invested in overnight investments approximating $39.0 million earning an average of 5% interest.
The majority of this average invested balance will be used by the Company to effect its debt restructuring discussed in the Overview.

Interest Expense

The Company's average outstanding debt and the related average effective interest rates for three and nine months ended September 30, 1999 was as follows:

                                                           Three Months                         Nine Months
                                                  --------------------------------    --------------------------------
                                                       1999              1998             1999              1998
                                                  ---------------    -------------    ------------    ----------------
Weighted average outstanding debt..........            $140,000         $159,571        $153,180            $151,255
Average effective interest rate............                13.0%            13.2%           15.3%               13.1%

The change in the average outstanding balance during the three months ended September 30, 1999 compared to 1998 reflects the Company's use of proceeds from the sale of its EFM Group to pay off all amounts outstanding on its revolving line of credit in April, 1999. Upon the sale of the EFM Group, the Company agreed to a revolver amendment to extend the facility until the earlier of June 30, 1999 or the completion of the Company's sale of its Consulting Group. Amendment fees totaling $1.0 million have been included in interest expense for
the nine months ended September 30, 1999.   Unamortized debt issuance costs of
$1.1 million associated with this facility, net of an income tax benefit of $0.4 million, were expensed on June 30, 1999 as an extraordinary item in the accompany Statement of Operations.

The remaining debt at September 30, 1999 consisted of the Company's $15 million in Senior Notes, $14.0 million of which were repurchased for cash at 88% of face value on October 6, 1999, and $125 million in Subordinated Notes. The Company did not pay $9.1 million in interest that was due on these Notes as of June 30, 1999. The interest was paid, however, on July 30, 1999, prior to the expiration of a 30-day grace period.

Income Tax Expense

During the three months ended September 30, 1998, the Company recognized an income tax benefit and related deferred tax asset of $1.2 million, primarily as a result of reserves recorded for the estimated future Nitric Acid Project
losses.   That income tax benefit increased the Company's deferred tax asset to
$34.7 million. The Company felt that this deferred tax asset would be fully utilized by taxable income to be generated in the near future upon the
completion of planned asset sales.   Essentially other than for the estimated
income tax effects of the planned asset sales, since September 1998, the Company has not recognized a financial statement benefit for any other currently available or future net operating losses.

To date in 1999, the Company has recognized $34.7 million in income tax expense in the three months ended June 30, 1999 resulting from its gains on the sale of two of its divisions. This amount of income tax expense was equally offset by the entire amount of this deferred tax asset. The asset was comprised of total future income tax credits from all sources of $60.0 million less a $25.3 million valuation allowance. The valuation allowance had been recorded to reflect the uncertainty over the Company's ability to use all of the net operating loss deductions in the future. The 1999 income tax expense from the gains on the sale of the two divisions included a $.7 million benefit from the release of valuation allowance offset by the alternative minimum and state income taxes due on the sales. The remaining valuation allowance totals $24.7 million as of September 30, 1999. Upon the completion of its debt restructuring plan, to result in significant reductions in interest expense, and the impacts of its cost reductions on future projections of profitability, the Company will again reconsider the possibility of recognizing the financial statement benefits of the remaining historical net operating losses.

The income tax provision for all periods presented excludes the minority's interest in Kaiser-Hill's operating income because it is only 50% owned and is a flow-through entity for income tax purposes.

Results of Discontinued Operations

The sale of the EFM and Consulting Groups were completed on April 9, 1999 and June 30, 1999, respectively. At that time, management recorded estimates of the net resulting gains. Prior to finalizing its reported results for the year ended December 31, 1999, management will address the need for changes to those initial estimates. The pre-divestiture operating results of these two discontinued segments have been included in the accompanying financial statements, in accordance with generally accepted accounting principles, in the form of their net results only. The changes in the reported results from discontinued operations are due to the fact that the sales were completed earlier in the year.

In August 1999, the Company completed the sale of the majority of the assets of a small subsidiary involved in a discontinued line of business. A loss of $2.5 million was recorded on the sale consisting largely of the write off of the carrying value of goodwill associated with the Company's original acquisition of the subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities: Apart from the net $1.3 million in operating cash flows used by Kaiser-Hill during the nine months ended September 30, 1999, the Company's remaining continuing operations has used $56.6 million in cash - primarily for the funding obligations of the Nitric Acid Project overruns, other operating losses, interest expense, pension funding commitments, and required joint venture investments, as well as the costs of its restructuring plan including employee severance and office closings.

Investing activities: Fixed asset purchases during 1999 and 1998 consisted largely of the capitalized costs of either purchased or internally developed software for Year-2000 replacement efforts.

During the second quarter of 1999, the Company completed the sales of its EFM and Consulting Groups and received cash proceeds of $135.3 million. During the first quarter of 1998, the Company collected $2.4 million from the 1997 sale of a remaining minority investment in a pulverized coal injection facility. Also during the first quarter of 1998, the Company acquired cash of approximately $3.6 million when it completed the acquisition of the former ICT Spectrum in exchange for common stock.

Financing activities: Also upon the sale of the EFM Group, the Company used $35.5 million of the $135.3 million of net divestiture proceeds to extinguish outstanding borrowings on its revolving credit facility. The Company then obtained an amendment to the revolver extending the facility, with similar restrictive financial covenants and a substantially reduced total borrowing capacity, until the earlier of June 30, 1999 or the completion of the Company's sale of its Consulting Group. The amendment required an additional $10.0 million of the EFM proceeds to cash collateralize a portion of its outstanding letters of credit previously secured by assets of the Company. Since the closing of the sale of the Consulting Group on June 30, 1999, an additional net $11.0 million of sale proceeds has been used to cash collateralize the remaining amount of outstanding letters of credit. The facility was terminated on June 30, 1999. Amendment fees totaling $1.0 million have been included in interest expense for the nine months ended September 30, 1999

As of September 30, 1999, the Company had no outstanding cash borrowings, no immediate access to any borrowing capacity and $21.0 million in cash collateral supporting outstanding letters of credit.

Liquidity and Capital Resource Outlook

The consummation of the total debt restructuring plan discussed herein remains conditioned on the Company's ability to secure a new revolving credit facility. Although the Company does not yet have a commitment for such a facility, it is involved in serious discussions with a leading commercial lender. The Company anticipates closing the entire remaining elements of the debt restructuring before December 31, 1999. Based on current expectations management believes that it has sufficient short term liquidity to bridge current operational needs until the closing of the debt restructuring and a revolving credit facility.

Management believes that remaining factors critical to the Company's long term liquidity include securing a sufficient and affordable working capital facility and achieving improved operating results. Although management has recently taken certain steps to accomplish significant progress toward substantial cost savings, the Company must generate operating profits sufficient to fund its longer term working capital requirements.

The Company also will continue to explore options that would provide additional capital for longer-term objectives and operating needs, including the possibility for additional equity infusions.

Other Matters

Bath Contingency: In March 1998, the Company entered into a $187 million maximum price contract to construct a shipbuilding facility. The Company subsequently learned that estimated costs to perform the contract as reflected in actual proposed subcontracts were approximately $30 million higher than the cost estimates used as the basis for contract negotiation between the Company and the customer. After learning this, the Company advised the customer that it was not required to perform the contract in accordance with its terms. Negotiations with the customer resulted in an interim agreement under which both parties reserved their rights and, on a day-to-day basis, the Company continued to execute certain transitional on-site activities. The customer terminated the interim agreement with the Company effective August 14, 1998. In October 1998, the customer presented an initial draft of a claim against the Company requesting payment for estimated damages and entitlements pursuant to the terminated contract. The customer has also asserted a claim based on alleged differing site conditions that allegedly should have been identified by the Company. The Company and the customer discuss from time to time the customer's claims. No provision for loss for this matter has been included in the Company's financial results to date as management does not believe that it has sufficient information at this time to reasonably estimate the outcome as there has not yet been significant activity in the negotiation process.

Acquisition Contingency: The ICF Kaiser common shares exchanged for the stock of ICT Spectrum in the March, 1998 acquisition carry the guarantee that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event that the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock, or both, with a total value equal to the shortfall, depending upon the Company's preference. Pursuant to the terms of the agreement, however, the total number of contingently issuable shares of common stock cannot exceed an additional 1.5 million. Given that the quoted fair market value of the stock at September 30, 1999 was approximately $0.38 per share, the assumed issuance of an additional 1.5 million shares would not completely extinguish the purchase price contingency. Any future distribution of cash or common stock would be recorded as a charge to the Company's paid-in-capital.

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

Year-2000 Readiness: The Company implemented a plan to achieve Year-2000 readiness. The Year-2000 readiness program, led and coordinated at the corporate level, consists of senior management from all Company disciplines, and is being executed and implemented by teams in operating groups throughout the world. The Company identified the following five areas in which Year-2000 readiness and/or risk assessment were critical operations:

(1) software applications used to run and monitor the business ("Internal Systems");

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

Within each category, the Company identified and assigned criticality priorities to the various systems. Levels of system criticality were defined as those that might have a significant adverse effect to the Company in any of the areas of safety, environmental, legal, financial, and service-delivery capabilities.

Internal Systems: Management's ongoing assessment of the major element of its Internal Systems began in 1995 and 1996 with the replacement of its main-frame based financial and project management software systems with new client-server applications which will be Year 2000 ready. The phased conversion to the new systems will be completed by December 31, 1999. The costs of the new software, external consultants, and the internal cost of implementation labor is being capitalized and will be amortized over the appropriate estimated useful lives. The total remaining costs, excluding internal labor, of this aspect of the Year-2000 project, including nonrecurring costs associated with the historical archival of main-frame-based computer data, are estimated to be insignificant.

Hardware, Network and Facilities Systems: Estimated costs of $0.2 million has been incurred to replace identified critical systems, primarily including the replacement of embedded technology in items such as telephone switches, desktop software and video conferencing equipment.

Customer Systems: The Company has assessed the risk surrounding Year-2000 readiness in its customer systems, i.e. risk that may have been created through the Company's contracts for services in which the Company's professionals wrote and delivered software source code, or procured third party software for modification and/or resale to customers. Based on the service orientations of the Company's remaining business, which historically did not make wide use of computer software applications, management has not identified significant contract exposures emanating from the improper functioning of delivered source code that would still be covered under nonexpired contract warranty provisions. There can be no assurances that the Company's customers would be unable to seek compensation for actual problems, however, even if the contracts do not provide for it.

Vendor Systems:   The Company has corresponded with all vendors and
subcontractors related to the Vendor Systems that have been identified through reasonable risk assessment techniques as critical to the Company's operations regarding their Year-2000 readiness. The Company will devise contingency plans in the event it believes significant risk to a disruption of service to the Company is not being adequately mitigated. Management is, however, devising short-lived plans intended to minimize the impacts of certain business interruptions caused by unexpected vendor non-readiness. The ability of parties to be compensated for monetary or other damages resulting from Year-2000 readiness risks is unknown.

Kaiser-Hill Systems:   Kaiser-Hill also has a Year-2000 readiness program,
separate from that of the Company. The United States Department of Energy (DOE) owns all property and equipment at the Rocky Flats Environmental Technology Site near Denver, Colorado. While DOE bears the Year-2000 risk at Rocky Flats, Kaiser-Hill manages and uses the DOE property in its execution of the site closure contract. One work element of the Rocky Flats contract requires that Kaiser-Hill plan and execute DOE's Year-2000 readiness activities at the site. Costs incurred by Kaiser-Hill in the execution of the readiness activities are fully reimbursed by the

DOE. Additionally, Kaiser-Hill is eligible for performance award fees for attaining certain plan performance milestones, and is susceptible to penalties in the event certain plan milestones are not attained. As of September 30, 1999, Kaiser-Hill had completed the majority of its Year-2000 readiness activities and has attained certification as such from the DOE.

Although there can be no guarantee of complete readiness by the beginning of the year 2000, the Company believes each of the business areas described above will be Year-2000 ready such that the costs of further remediation, if any, will not be significant. In the event the Company does not complete its program, or fails to properly identify and modify critical business applications, there may be an interruption to the Company's business that may have a material adverse affect on its business, future financial condition and results of operations. In addition, Year-2000-related disruptions in the general economy may also have a materially adverse effect on the Company's future financial condition and results of operations.

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

The Company is availing itself of the safe harbor provisions provided in the Private Securities Litigation Reform Act of 1995 by cautioning readers that the forward-looking statements that use words such as the Company "believes," "anticipates," "expects," "estimates," and "believes" are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. These forward-looking statements will be contained in the Company's federal securities laws filings or in written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts, and others. Any such written or oral forward-looking statements should be considered in context with the risk factors discussed below:

 . The Company requires access to a revolving credit line to fund short-term borrowing needs and provide letter of credit capacity required in connection with certain projects. Kaiser may not be able to generate collateral to support a borrowing base of sufficient size to obtain such credit or may not be able to improve operating results enough, by removing overhead costs or otherwise, to be able to obtain such credit.

 . The Company may not be able to obtain satisfactory contract performance guarantee mechanisms, such as performance bonds.

 .  The Company's financial performance is significantly tied to Kaiser-Hill
   Company, LLC, which is subject to uncertainties that may adversely affect its and the Company's operating results. The contract with the Department of Energy under which Kaiser-Hill operates expires in September 2000. Although the Company believes the DOE will enter into a new contract with Kaiser-Hill, it is possible that after negotiating with Kaiser-Hill, the DOE will conduct a competition for a new contract. Kaiser-Hill may not be able to compete for or win a new contract if a competition is conducted by the DOE. If Kaiser-Hill does not successfully negotiate or win a new contract in any competition that is held, the Company will lose a significant portion of its cash flow and value.

 . The Company may not be able to maintain the existing volume or size of contracts and may not be able to realize increased contract performance levels.

 . The Company is involved in a number of fixed-price contracts under which the Company can benefit from cost savings or performance efficiencies. If certain pricing and performance assumptions prove inaccurate, unrecoverable cost overruns can occur.

 . The Company may not be awarded new contracts for which it is competing in its established markets or these awards may be delayed. In addition, the Company may not be able to win contracts in new markets it chooses to target. General economic conditions in the international arena, especially Asia and Latin America, could negatively impact the Company's current international business and its ability to expand in international markets.

 . The Company may not be able to make acquisitions and/or enter into joint ventures, and if made, acquisitions and joint ventures may take more time to contribute favorably to the Company's financial results than was formerly assumed. The Company is highly leveraged and is subject to restrictive covenants that limit its ability to fund potential acquisitions and joint ventures beyond certain levels established in its debt agreements.

 . A portion of the Company's business is generated either directly or indirectly as a result of federal and state laws, regulations, and programs; a reduction in the number or scope of these laws, regulations or programs could materially affect the Company's business.

 . The Company's ability to attract and retain business is closely related to its ability to attract and retain key management and operating personnel. The market for professionals of the types employed by the Company is quite competitive. The Company may not be able to attract and retain personnel necessary for successful operations.

 . The Company has several significant contingent liabilities arising out of prior operations and contracts, its 1998 acquisition of ICT Spectrum Constructors, Inc. and the dispositions of its Environment and Facilities Management and Consulting Groups. Adverse resolution of one or more of those contingencies could adversely affect the Company's financial performance and condition.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not believe that it has significant exposures to market risk. The majority of its foreign contracts are denominated and executed in the applicable local currency. The interest rate risk associated with the Company's current borrowing activities is fixed.



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

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below:


    No. 21   Consolidated Subsidiaries of the Registrant as of November 12,
             1999.

    No. 27   Financial Data Schedule


(b)  Reports on Form 8-K

On July 16, 1999, ICF Kaiser International, Inc. filed a Form 8-K reporting the recapitalization Agreement dated May 21, 1999 among ICF Kaiser International, Inc., ICF Consulting Group Holdings, LLC, and Clement International Corporation.

On October 12, 1999, ICF Kaiser International, Inc. filed a Form 8-K reporting Amendment No. 2 to its Rights Agreement dated September 15, 1999. Also reported was the Form of Agreement of Release, Consent and Waiver, dated October 5, 1999 between the Company and T. Rowe Price, Penn Series High Yield Bond Fund, NorthStar Investment Management, and Deutsche Bank.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                        ICF KAISER INTERNATIONAL, INC.
                                 (Registrant)

   Date: November 15, 1999



                           /s/ Timothy P. O'Connor
                           -----------------------
                           Timothy P. O'Connor



                           Executive Vice President, Chief Financial

                           Officer and Chief Administrative Officer
                           (Duly authorized officer and principal financial officer)