Form 10-K
period 1999-12-31
KAISER GROUP INTERNATIONAL INC
filed 2000-04-17
CIK 856200

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   Form 10-K
                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                          Commission File No. 1-12248

                       KAISER GROUP INTERNATIONAL, INC.
                   (formerly ICF Kaiser International, Inc.)
            (Exact name of registrant as specified in its charter)


                                   Delaware
                        (State or other jurisdiction of
                        incorporation or organization)

                                  54-1437073
                               (I.R.S. Employer
                              Identification No.)

                      9300 Lee Highway, Fairfax, Virginia
                   (Address of principal executive offices)

                                  22031-1207
                                  (Zip Code)

     Registrant's telephone number, including area code:   (703) 934-3300


                  Name of each exchange on which registered:
                                     None


          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                        Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X    No.  _____
              -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of Common Stock held by non-affiliates of the registrant was $4,944,912 million based on the Over-the-Counter Bulletin Board closing price of $0.25 on April 13, 2000.

     On April 13, 2000, there were 23,419,828 shares of Common Stock outstanding.

                                    PART I

Item 1.   Business

Corporate History

     Kaiser Group International, Inc., through its operating subsidiaries, is a provider of engineering, construction management, and project and program management services and has performed a mixture of public- and private-sector engineering and construction work since the inception of its predecessor, Kaiser Engineers, in 1914. The "Company" or "Kaiser" in this Report refers to Kaiser Group International, Inc. and/or any of its consolidated subsidiaries. Incorporated in Delaware in 1987 under the name American Capital and Research Corporation, it is the successor to ICF Incorporated, a nationwide consulting firm organized in 1969. In 1988, the Company acquired the Kaiser Engineers business. Reflecting a return to its historical business focus, the Company's name was changed on December 27, 1999 from ICF Kaiser International, Inc. to Kaiser Group International, Inc.

     Kaiser also owns a 50% interest in Kaiser-Hill Company, LLC, which serves as the integrated management contractor at the U.S. Department of Energy's (DOE's) Rocky Flats Environmental Technology Site. Kaiser-Hill has performed at DOE's Rocky Flats Environmental Technology Site near Denver, Colorado since 1995 and was recently awarded a new contract to manage the closure of the site within the next decade. Rocky Flats is a former DOE nuclear weapons-production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store more than 14 tons of plutonium at the site, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public.

Recent History

     The components of Kaiser's business underwent significant change during 1999 as a result of actions aimed at the restoration of the Company's financial condition that had been damaged by substantial difficulties encountered in its execution of four large fixed-price contracts to construct nitric acid plants in 1998 and early 1999. As discussed in Item 7. Management's Discussion and Analysis, the changes included the sale and divestiture of two of its operating groups, namely, its Environment and Facilities Management Group (EFM) and its Consulting Group. The Company has also been focused on realigning and rightsizing its remaining operations, resolving its liquidity issues and restructuring its debt and equity. Unless otherwise noted, all discussions contained in this Report reflect only the historical business operations of the Company's non-divested and continuing operations, namely its Engineering Operations and the operations of the Kaiser-Hill subsidiary. "Engineering Operations" referenced hereafter in this Report refer to the Company's business activities not conducted through the Kaiser-Hill subsidiary.


                                   BUSINESS

Overview of Services and Markets

     Kaiser's Engineering Operations are focused on serving clients in two categories: Infrastructure and Facilities, comprised of transit and transportation, facilities management, water/wastewater treatment and microelectronics and clean technology business lines, and Metals, Mining and Industry, comprised of alumina/aluminum; iron and steel and mining industry business lines.

     Infrastructure and Facilities

     Transit and Transportation - Kaiser's transit and transportation services support the planning, design, engineering, and construction of heavy- and light-rail transit systems, high-speed rail, peoplemovers, bus systems, highways and bridges, and airport improvements. Kaiser is developing state-of-the-art transit systems for 20 cities worldwide and designing major highway projects throughout the United States and in selected international markets. Domestic growth is driven by the Federal Transportation Equity Act for the 21st Century. Passed in July 1998, the bill authorized $217 billion of spending during the next six years in transit and highway programs. Significant opportunities also exist internationally as developing countries seek to improve their transit systems. Current projects include transit systems in Seattle, New York, Los Angeles, the Philippines, Portugal and Turkey; a passenger rail line in Portugal; and multi-million dollar highway and bridge improvements in California, Florida, Massachusetts, and Oklahoma.

     Facilities and Water/Wastewater - Kaiser provides engineering services to public- and private-sector clients who need to modernize or maintain facilities; design and build new capacity for the future; or improve existing operational and environmental conditions. Future growth in this area of activity will be based in part on the trend toward outsourcing by both private- and public-sector clients. Kaiser's largest project of this type involves serving, through Kaiser-Hill Company, LLC, as the integrating management contractor at the DOE Rocky Flats site, a former nuclear weapons production facility near Denver, Colorado. In another significant project, Kaiser serves as construction manager for the $3.4 billion Boston Harbor cleanup project that is currently scheduled to continue through December 31, 2002.

     Microelectronics and Clean Technology - Kaiser also provides design/build services for the microelectronics, semiconductor, biotechnology, and telecommunication industries. Kaiser has constructed or remodeled over seven million square feet of manufacturing, office, and other facilities, including more than 500,000 square feet of cleanrooms, from class 1 to class 10,000. Following a contraction over the past several years, this market is expected to experience growth over the next two years, driven primarily by the automotive industry and advanced technology manufacturers' needs for increased manufacturing capacity and capabilities. A major project is the construction management services for a semiconductor facility expansion for Motorola in Arizona.

     Metals, Mining and Industry

     Alumina/Aluminum - Kaiser provides design and construction services for expansion and modernization of some of the world's largest alumina and aluminum facilities in locations from Kentucky to the Middle East and Australia.
Kaiser's areas of expertise include bauxite mining and handling; alumina refining; aluminum reduction; and fabrication and rolling. Domestic opportunities involve maintaining and retrofitting existing plants and replacing aging production capacity with newer, more efficient, and environmentally responsible facilities. Outside of the United States, there will be greater focus on building new facilities. Current projects include detailed design, engineering, procurement, and construction management for the expansion of a $500 million alumina refinery in Western Australia, and a $180 million alumina refinery in Louisiana.

     Iron and Steel - Kaiser supports the iron and steel industry by providing traditional services such as engineering, design, and project and construction management for plant expansions, modernizations, and greenfield development. Kaiser is the sole U.S. domestic designer and builder of coke ovens and coke oven machinery, and is active in the development of mini-mills as an alternative, cost-effective method of making steel. For example, Kaiser is providing turnkey engineering and construction services for the new $262 million thin-slab casting mini-mill project for Nova Hut, a.s. in Ostrava, Czech Republic.

     Mining and Industry - Kaiser offers a full range of engineering, procurement and construction management services to this industry sector. Current contracts include projects in the nickel, coal, silicon, iron ore, magnesium, mineral sands, natural gas and gold industries. Activities in this business line are carried out predominantly through the Company's operations in Australia. Opportunities for growth in this business line are largely dependent on commodity prices, which drive client investment and, in turn, opportunities for the Company in connection with expansion and modernization of existing facilities and construction of new facilities.

     Most of the Company's Engineering Operations contract backlog is related to public- and private-sector engineering and construction projects that span from several months to several years in duration. The Company's Engineering Operations ended 1999 with $202.0 million in contract backlog. The Company expects to work off 49% of this amount in 2000.

     Kaiser-Hill Company, LLC is equally owned by Kaiser and CH2M Hill Companies Ltd.; Kaiser designates a majority of the members of Kaiser-Hill's Board of Managers. The scope of Kaiser-Hill's contract with the DOE includes all elements of daily and long-term operations, as well as ultimate closure of the site, including stabilizing and safely storing more than 14 tons of plutonium, cleaning up areas contaminated with hazardous and radioactive waste, and restoring much of the 6,000-acre site for future use by the public.

     Kaiser-Hill's prior contract with the DOE was originally scheduled to expire on September 2000. On January 24, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract became effective February 1, 2000 and terminated the remaining period of the former contract as of January 31, 2000. The economic terms of the Closure Contract are significantly different from the former contract in that Kaiser-Hill, in addition to continuing to earn revenue from the reimbursement of the actual costs of its services, will also earn a performance fee based on a combination of the actual costs of completion and on the actual date of physical completion. The Closure Contract will reimburse Kaiser-Hill for the costs it incurs to complete the site closure, currently estimated to range between $3.6 billion and $4.8 billion and, in addition, will pay Kaiser-Hill an incentive fee ranging from $150.0 million to $460.0 million, depending on Kaiser-Hill's ability to control the incurred costs at completion to within the targeted range and its ability to meet the closure goal anytime between March 31, 2006 - March 31, 2007. If Kaiser-Hill attains physical completion above target cost, the fee will be reduced by 30% of all contract costs incurred after such date up to a maximum of $20.0 million.

General Information about Kaiser

     Competition and Contract Award Process

     The market for Kaiser's services is highly competitive. Kaiser competes with many other engineering and construction, program and project management services firms ranging from small firms to large multi-national firms having substantially greater financial, managerial and marketing resources than Kaiser. Other competitive factors include quality of services, technical qualifications, reputation, geographic presence, price, financial stability and the availability of key professional personnel.

     Private-Sector Work. Competition for private-sector work generally is based on several factors, including quality of work, reputation, price and marketing approach. Kaiser's objective is to establish and maintain a strong competitive position in its areas of operations by adhering to its basic philosophy of delivering high-quality work in a timely fashion within its clients' budgetary constraints.

     Public-Sector Work. Most of Kaiser's contracts with public-sector clients are awarded through a competitive bidding process that places no limit on the number or type of bidders. The process usually begins with a government request for proposals that delineates the size and scope of the proposed contract. Proposals are evaluated by the government on the basis of technical merit, including responses to mandatory solicitation provisions, corporate and personnel qualifications, experience, and cost. Kaiser believes that its experience and ongoing work strengthen its technical qualifications and thereby enhance its ability to compete successfully for future government work.

     Teaming Arrangements and Joint Ventures. In both the private and public sectors, Kaiser, acting either as a prime contractor or as a subcontractor, may join with other firms to form a team or a joint venture that competes for a single contract or submits a single proposal. Because a team of firms or a joint venture almost always can offer a stronger set of qualifications than any firm standing alone, these arrangements often are very important to the success of a particular competition or proposal. Kaiser maintains a large network of business relationships with other companies and has drawn repeatedly upon these relationships to form winning teams.

     Contract Structure. Kaiser operates under a number of different types of contract structures with its private- and public-sector clients, the most common of which are cost plus and fixed price. Under cost plus contracts, Kaiser's costs are reimbursed with a fee, either fixed or percentage of cost, and/or an incentive or award fee offered to provide inducement for effective project management. A variation of cost plus contracts are time-and-materials contracts under which Kaiser is paid at a specified fixed hourly rate for direct labor hours worked. Under fixed price contracts, Kaiser is paid a predetermined amount for all services provided as detailed in the design and performance specifications agreed to at the project's inception, and under which Kaiser retains more performance risk than under cost plus contracts. While these fixed price contracts can result in higher profit margins, they also can be costly if Kaiser experiences cost overruns that are not recoverable from the client.

     Customers

     Kaiser's domestic clients include the DOE and other federal departments and agencies; major corporations in the transportation, steel, aluminum, mining, and manufacturing industries; utilities; and a variety of state and local government agencies throughout the United States and in other areas of the world. The DOE accounted for approximately 74% of Kaiser's consolidated gross revenue for the year ended December 31, 1999, approximately 63% for the year ended December 31, 1998, and approximately 64% for the year ended December 31, 1997.

     Kaiser's international clients include both private firms and foreign government agencies. For the years ended December 31, 1999, 1998, and 1997, foreign clients accounted for approximately 11.5%, 12.2%, and 17.0% of Kaiser's consolidated gross revenue, respectively. For information concerning gross revenue, operating income, and identifiable assets of Kaiser's business by geographic area during 1999, 1998 and 1997, see Note 5 to the consolidated financial statements.

     Contract Backlog

     The aggregate amount of gross contract revenue remaining to be earned pursuant to signed contracts extending beyond the current date is referred to as contract backlog. Kaiser believes that contract backlog is not an absolute predictor of future gross or service revenue for any particular periods as the status of contract funding, especially in contracts with certain governmental agencies, can be unilaterally altered. Most of Kaiser's contract backlog relates to Kaiser-Hill's Rocky Flats Closure Contract.

     Potential Liabilities Involving Clients and Third Parties

     In performing services for its clients, Kaiser could potentially be liable for breach of contract, personal injury, property damage, and negligence, including improper or negligent performance or design, failure to meet specifications, and breaches of express or implied warranties. The damages available to a client, should it prevail in its claims, are potentially large and could include consequential damages.

     Under Kaiser-Hill's contract with the DOE, Kaiser-Hill is not responsible for, and the DOE pays all costs associated with, any liability, including, without limitation, any claims involving strict or absolute liability and any civil fine or penalty, expense, or remediation cost, but limited to those of a civil nature, which may be incurred by, imposed on, or asserted against Kaiser-Hill arising out of any act or failure to act, condition, or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 ("pre-existing conditions"). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill's managerial personnel and cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill is responsible, but only for the incremental liability, expense, or remediation caused by Kaiser-Hill.

     The Kaiser-Hill contract further provides that Kaiser-Hill will be reimbursed for the reasonable cost of bonds and insurance allocable to the Rocky Flats contract and for liabilities and expenses incidental to these liabilities, including litigation costs, to third parties not compensated by insurance or otherwise. The exception to this reimbursement provision applies to liabilities caused by the willful misconduct or lack of good faith of Kaiser-Hill's managerial personnel or the failure to exercise prudent business judgment by Kaiser-Hill's managerial personnel.

     Insurance

     Kaiser has a comprehensive risk management and insurance program that provides a structured approach to protecting Kaiser. Included in this program are coverages for:

     .    general, automobile, pollution impairment, and professional liability;
     .    workers' compensation; and
     .    employers and property liability.

     Kaiser believes that the insurance it maintains, including self-insurance, is in amounts and protects against risks as is customarily maintained by similar businesses operating in comparable markets. At this time, Kaiser expects to continue to be able to obtain insurance in amounts generally available to firms in its industry. There can be no assurance that the insurance coverage and levels maintained by Kaiser will continue, and if insurance of these types is not available, it could have a material adverse effect on Kaiser.

     Kaiser has pollution insurance coverage on an occurrence basis, in amounts and on terms that are economically reasonable, against possible liabilities that may be incurred in connection with its conduct of its environmental business.
An uninsured claim arising out of Kaiser's environmental activities, however, if successful and of sufficient magnitude, could have a material adverse effect on Kaiser.

     Government Regulation

     In the past, Kaiser had a number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit and adjustment by the applicable U.S. government agency. Most of these contracts were entered into by Kaiser's former EFM and Consulting Groups, which were divested in 1999.
However, in conjunction with these divestitures, Kaiser indemnified certain elements of the sales and has retained many of the liabilities associated with the pre-divestiture performance of these contracts. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that some costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. Kaiser is actively working with the government to resolve these issues. Kaiser has provided for its estimate, in its financial statements, of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Many of the issues, however, have not been quantified by the government or Kaiser, and others are qualitative in nature, and their potential financial impact is not quantifiable by the government or Kaiser at this time. This provision will be reviewed periodically as discussions with the government progress.

     Kaiser may, from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. Kaiser currently is the subject of a number of U.S. government investigations and is cooperating with the responsible government agencies involved. No charges presently are known to have been filed against Kaiser by these agencies.

     Employees

     As of March 31, 2000, Kaiser had approximately 3,388 employees, 2,748 in North America and 640 in numerous international sites. The Company believes that its relations with its employees are good. Of this total, 2,048 persons are employed at Kaiser-Hill's Rocky Flats site in Colorado. A total of 1,447 of the Rocky Flats employees are represented by the United Steelworkers of America, Local 8031; almost all of the union employees are contracted out to other companies working at Rocky Flats. The Company believes that its relations with the union are good.

Item 2.  Properties

     Kaiser's activities are carried out through operating subsidiaries in 36 offices throughout the world. Kaiser's headquarters are located at 9300 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3300. Kaiser's operations are organized into North American and International regions. The North American regional headquarters is located in Fairfax, Virginia, and the International regional headquarters is located at Q.V. 1 Building, George's Terrace, Perth WA 6000 Australia, telephone 61-89-366-5366.

     Other domestic offices include Chandler, Arizona; Los Angeles, San Diego, and Oakland, California; Rocky Flats, Colorado; Washington, DC; Jacksonville, Lake City, Miami, Orlando, and Tampa, Florida; Marietta, Georgia; Boise, Idaho; Gramercy, Louisiana; Baltimore, Maryland; Boston, Massachusetts; New York City, New York; Oklahoma City, Oklahoma; Pittsburgh, Pennsylvania; Richmond, Virginia; and Seattle, Washington. The Company's other international offices include Brisbane and Gladstone, Australia; Ostrava and Prague, Czech Republic; London, England; Hong Kong; Budapest, Hungary; Rio de Janeiro and Sao Paulo, Brazil; Manila, the Philippines; Lisbon, Portugal; Cairo, Egypt and Istanbul, Turkey.

     Kaiser's operations are conducted in leased facilities or in facilities provided by the Federal government or other clients. Because Kaiser's operations generally do not require the maintenance of unique facilities, suitable office space is available for lease in all of the geographic areas currently served. Kaiser believes that adequate space to conduct its operations will be available for the foreseeable future. For information concerning an investment by Kaiser in Fairfax, Virginia land and buildings where Kaiser's headquarters are located, see Notes 7 and 12 to the consolidated financial statements included in this Report.


Item 3.  Legal Proceedings

     In the course of Kaiser's normal business activities, various claims or charges have been asserted and litigation commenced against Kaiser arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, an adequate reserve has been provided for final judgments, if any, in excess of insurance coverage, that might be rendered against Kaiser in the event of litigation. See Note 15 to the consolidated financial statements included in this Report.


Item 4.  Submission of Matters to a Vote of Security Holders

     The 1999 Annual Meeting of Shareholders of the Company was held on Thursday, November 4, 1999, at the headquarters of the Company, 9300 Lee Highway, Fairfax, VA 22031. The matters voted on were (i) the election of three directors, (ii) the approval of the issuance of shares of preferred stock and common stock in connection with an exchange offer for outstanding debt (the "Stock Issuance Proposal"), (iii) the approval of an amendment to the certificate of incorporation to effect a reverse split of Company's outstanding common stock in a ratio that would have resulted in 5,000,000 shares of common stock being outstanding (the "Reverse Split Proposal"), (iv) the approval of amendments to the Company's certificate of incorporation and bylaws (collectively, the "Shareholder Democracy Proposal"), (v) the approval of an amendment to the Company's certificate of incorporation and bylaws to provide that no new shareholder rights plan (sometimes referred to as a "poison pill") shall be adopted without the approval of the shareholders (the "Rights Plan Proposal"), (vi) the approval of amendments to the Company's certificate of incorporation to eliminate provisions related to the terms of series of preferred stock that are no longer outstanding (the "Obsolete Preferred Stock Proposal"), (vii) the approval of amendments to the Company's Stock Incentive Plan (the "Stock Incentive Plan Proposal"), (viii) the approval of the quasi-reorganization of the Company's financial statements, pursuant to which the Company would adjust its capital accounts to eliminate the accumulated deficit in retained earnings from past unprofitable operations and establish a new retained earnings account for the accumulation of future earnings (the "Quasi-Reorganization Proposal") and (ix) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999. The number of votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each of the above-described matters are set forth below:

                                     Total             Total             Total
                                     Votes           Votes For           Votes          Total
            Votes                     For                %           Withheld (*)     Non-Votes
            -----                     ---                -           ------------     ---------
1.  Election of Directors
        Thomas C. Jorling          19,163,638          80.443%         3,227,286          0
        James J. Maiwurm           19,400,552          81.437%         2,990,372          0
        Hazel R. O'Leary           18,058,476          75.804%         4,332,448          0

(*) "Votes Withheld" means that the shareholder marked the box on his/her proxy card labeled "withheld." This vote total includes situations in which the shareholder wrote in the name of the individual director for whom he/she did not want to vote.

                                                             %  of
                                              Total          Total          Total          Total         Total
                                            Votes Cast     Votes Cast     Votes Cast       Broker         Votes
                                               For             For          Against       Non-Votes      Abstain
                                               ---             ---          -------       ---------      -------
2.  Stock Issuance Proposal                 14,883,708        86.420%      2,338,814      4,867,348      301,054
3.  Reverse Split Proposal                  20,722,437        93.540%      1,431,162              0      237,325
4.  Shareholder Democracy Proposal          16,374,226        95.204%        824,838      4,867,348      324,512
5.  Rights Plan Proposal                    16,146,164        94.125%      1,007,801      4,867,348      369,611
6.  Obsolete Preferred Stock Proposal       21,005,487        96.001%        874,946              0      510,491
7.  Stock Incentive Plan Proposal           14,920,946        87.355%      2,163,878      4,867,348      438,752
8.  Quasi-Reorganization Proposal           16,147,432        94.080%      1,016,121      4,867,348      360,023
9.  Ratification of Accountants             20,677,851        94.441%      1,217,098              0      495,975


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     From September 14, 1993 until March 7, 2000, the Common Stock was traded on the New York Stock Exchange (NYSE) under the symbols "ICF" and "KSR". On December 27, 1999, coincident with the Company's name change, the NYSE symbol was changed to "KSR". On March 8, 2000, the Common Stock ceased to be listed on the NYSE and began to be traded on the Over-the-Counter Bulletin Board system under the symbol "KSRG". At April 13, 2000, there were 1,455 shareholders of record and the closing price of the Common Stock as reported by the Over-the-Counter Bulletin Board was $0.25. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the NYSE:

                                                                       Common Stock Price
                                                                       ------------------
                                                               1999                          1998
                                                               ----                          ----
                                                        High          Low               High         Low
                                                      ---------    ---------         ----------    --------
Year Ended December 31,
     First Quarter...................................   $1.500       $0.813             $3.000     $2.063
     Second Quarter..................................    0.813        0.250              3.063      2.180
     Third Quarter...................................    0.500        0.313              2.313      1.125
     Fourth Quarter..................................    0.813        0.281              1.813      1.188

     The Company's Transfer Agent and Registrar is EquiServe, First Chicago Trust Division (formerly First Chicago Trust Company of New York), P.O. Box 2536, Jersey City, NJ 07303-2536. The Shareholder Relations telephone number is
(201) 324-0498, and the First Chicago Web site address is http://www.fctc.com.

     The Company has never paid cash dividends on its Common Stock and anticipates that no cash dividends will be paid on its Common Stock for the foreseeable future and that the Company's earnings will be retained for use in the business. The Board of Directors determines the Company's Common Stock dividend policy based on the Company's results of operations, payment of dividends on preferred stock, financial condition, capital requirements, and other circumstances. The Company's debt agreements currently do not permit dividends to be paid on its capital stock. See Note 9 to the consolidated financial statements.


Item 6.  Selected Financial Data

     The selected consolidated financial data of the Company for the years ended December 31, 1999, 1998, 1997, 1996, and the ten months ended December 31, 1995, have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 1999 consolidated financial statements.

                     Selected Consolidated Financial Data
                     (in thousands, except per share data)

                                                                                                                 Ten
                                                                                                                Months
                                                                                                                Ended
                                                                                                               December
                                                                          Year Ended December 31,                 31,
                                                                  1999       1998        1997        1996        1995
                                                                --------   --------    --------    --------    --------
Statement of Operations Data:
Gross revenue................................................   $870,267   $ 999,721    $926,916    $809,643   $532,600
Service revenue..............................................    295,451     211,762     300,986     308,016    240,996
Operating income (loss)......................................    (22,732)    (97,001)      3,069         720     (6,900)
Loss from continuing operations before
      income taxes, minority interest, extraordinary item
      and cumulative effect of accounting change.............    (41,448)   (115,741)    (12,439)    (11,216)   (18,197)
Loss before extraordinary item and
     cumulative effect of accounting change..................     (5,924)    (93,442)     (4,987)     (7,851)   (12,668)
Basic and Diluted Earnings (Loss) Per Share:
Continuing operations before extraordinary item and
 cumulative effect of accounting change......................   $  (2.00)  $   (4.34)   $  (0.62)   $  (0.36)  $  (0.60)
Discontinued operations, net of tax..........................       1.78        0.47        0.40        0.62       0.71
Extraordinary item, net of tax...............................      (0.03)      (0.05)         --          --         --
Cumulative effect of accounting change, net of tax...........         --       (0.25)         --          --         --
                                                                --------   ---------    --------    --------   --------
      Total..................................................   $  (0.25)  $   (4.17)   $  (0.22)   $   0.26   $   0.11
                                                                ========   =========    ========    ========   ========

  Weighted average common shares outstanding:
          --basic............................................     23,823      24,092      22,382      22,035     21,132
          --diluted..........................................     23,823      24,092      22,382      22,057     21,606

Balance Sheet Data (end of period):
Total assets.................................................   $253,563   $ 428,071    $399,288    $369,462   $370,179
Working capital..............................................     17,108       3,271      91,121     113,898     84,589
Long-term liabilities........................................    131,795     147,152     145,590     161,951    125,818
Redeemable preferred stock...................................         --          --          --          --     19,787
Shareholders' equity (deficit)...............................    (69,903)    (63,118)     27,327      34,892     28,427

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     During 1999, management continued to execute various elements of a restructuring plan aimed at restoring the Company to profitability following the difficulties caused primarily by problems in its execution of four large fixed-price contracts to construct nitric acid plants in 1998 and early 1999. In summary, the components of the restructuring plan developed by management and the Board of Directors included the following:

 . Divesting operating units and reinvesting the proceeds in the Company to provide working capital necessary to stabilize the retained business activities;
 .  Reducing the Company's overhead cost structure that would remain after the divestitures of the operating units referenced above; and . Revising the Company's capital structure in order to eliminate barriers to securing new business and improve access to new sources of working capital.

     Elements of the restructuring plan were initiated in the third quarter of 1998; however, the majority of the progress was achieved during 1999. Achievements toward each plan element are described below.

     Divesting Operating Units

  . Sale of the Environment and Facilities Management Group (EFM): On April 9, 1999, the Company sold the majority of the active contracts and investments, and transferred a substantial number of employees, of EFM to The IT Group, Inc. (IT) for a cash purchase price of $82.0 million, less $8.0 million which was retained by IT for EFM's working capital requirements. The Company then completed EFM contracts that were not sold to IT. Net of income tax expense of $24.5 million, the Company recognized a gain of $12.0 million from the sale.

  . Sale of the Consulting Group: On June 30, 1999, the Company sold 90% of its Consulting Group to CM Equity Partners, L.P. and the Group's management for $64.0 million in cash and $6.6 million of interest-bearing notes. The Company retained a 10% ownership interest in the new and independent consulting company, now known as ICF Consulting Group, Inc. Net of income tax expense of $11.2 million, the Company recognized a gain of $30.3 million from the sale.

     The Company finalized its accounting for the divestitures of its EFM and Consulting Groups as well as for the sale of certain assets of a small business unit sold earlier in the year during the fourth quarter and recorded a reduction to the net gain on the sales of $6.2 million primarily for the income tax effects of the transactions and for the write-off of certain additional divested assets (Note 4 and Note 16).

     The cash proceeds from the sales of the EFM and Consulting Groups, net of transaction costs, and from the liquidation of the retained EFM assets, were, in part, used to pay down all cash borrowings on the Company's revolving line of credit. The balance was used for working capital purposes and held for use in the debt restructuring element of the plan.

     The combined net financial position, operating results and cash flows of the EFM and Consulting Groups have been presented in the accompanying consolidated financial statements as discontinued operations for the entire year. All prior period operating results and cash flows have also been reclassified to conform to the current year presentation.

     Reducing Overhead and Improving Profitability

     The restructuring plan included actions to realign and reduce the Company's post-divestiture cost structure. Elements of the cost reduction plan included an approximate 25% personnel reduction in the Company's wholly-owned North American operations with lesser percentage reductions in its International operations, eliminating regional overhead layers, downsizing facilities, closing of marginally profitable office locations, discontinuing certain business offerings, improving direct labor utilization on projects and enhancing project controls to minimize risks of future contract losses. Because of certain centralized aspects of the Company's organizational structure that existed prior to completing the divestitures discussed above, the cost reduction elements of this phase of the plan could not begin until after the divestitures were completed. The results of the cost reduction plan have been positive - reducing administrative expenses by more than $20.0 million on an annualized basis when comparing the fourth quarter of 1999 to that of 1998. Although the majority of the reduction initiatives have been enacted, the Company remains focused on appropriately controlling overhead spending.

     Revising the Capital Structure

     The Company has not yet completed the last element of its plan, the restructuring of its outstanding debt.

     In September 1999, the Company reached an agreement in principle with the majority of the holders of its $15.0 million in Senior Notes and the holders of its $125.0 million Senior Subordinated Notes. On October 1, 1999, the Company commenced an asset sale offer/exchange offer to implement a restructuring of its $125.0 million Senior Subordinated Notes. On October 9, the Company completed the first element of the debt restructuring by using proceeds from its recently completed asset sales to repurchase $14.0 million of its $15.0 million in outstanding Senior Notes for 88% of their face value. The Company also paid the accrued interest on the repurchased notes.

     By November 3, 1999, the Company had received notice of participation in the asset sale offer/exchange offer by the holders of approximately 99% of the principal amount of its $125.0 million Senior Subordinated Notes. On November 4, 1999, the Company obtained the necessary approvals of its common shareholders to be able to effect the proposed restructuring. The detailed elements of the plan are described in the Company's Prospectus dated October 1, 1999. In general terms, the plan contemplated the cash repurchase of at least $35.0 million of the Senior Subordinated Notes and the exchange of 2,600,000 shares of new redeemable convertible preferred stock (liquidation preference of $65.0 million) and up to $25.0 million in new unsecured 15% Senior Notes to be due December 31, 2002 for the balance of the Senior Subordinated Notes.

     Consummation of the approved debt restructuring plan was conditioned on the Company's ability to obtain a new bank revolving credit facility satisfactory to the Company and an unofficial committee of the Senior Subordinated Noteholders. The proposals ultimately received from potential lenders did not provide the Company with a facility that was compatible with the Company's needs. Due to the fact that the Company could not secure an acceptable credit facility and on continued financial underperformance of its Engineering Operations, on December 31, 1999, the Company paid the scheduled interest payment on the $126.0 million in remaining notes and decided to delay implementation of the proposed debt restructuring and re-open negotiations with its noteholders and potential lenders.

     The Company has continued negotiations with representatives of its Senior Subordinated Notes and, while it has no assurance, believes it may be able to implement a modified restructuring of those notes. Such a transaction could involve an exchange of Senior Subordinated Notes for a combination of new common stock and newly issued preferred stock. The Company believes that such a restructuring would substantially improve its financial condition and provide a basis for ongoing operations and continuation of the Company's turnaround. However, such a restructuring would result in substantially more dilution of the equity of existing common stockholders than the restructuring proposed during the fall of 1999. Such a restructuring may be accomplished through consensual insolvency proceedings.

     While continuing negotiations with representatives of its Senior Subordinated Noteholders, the Company has been exploring strategic alternatives for the Company, including the possible sale of certain of its assets or businesses. That process is still underway. The Company currently expects to be able to reach a conclusion with respect to its strategic direction and begin to implement its reorganization prior to the end of the second quarter of 2000.

Results of Operations

     The Company's business is comprised primarily of its Engineering Operations and its 50% interest in the Kaiser-Hill subsidiary. The following discussion separately addresses the operating results of the two, largely different operations. In all cases, conforming changes to current period presentation formats have been made in the historical results presented.

     Kaiser-Hill

     Kaiser-Hill is a 50% owned joint venture between Kaiser Group International, Inc. and CH2M Hill, formed solely to perform the U.S. Department of Energy's (DOE) Rocky Flats Closure Project (the Rocky Flats Contract) initially awarded in late 1995. The Kaiser-Hill operating results for each of the years ended December 31 were as follows (in thousands):


  Kaiser-Hill                            1999          1998          1997
                                       ---------     ---------     ---------
   Gross Revenue....................   $ 643,044     $ 632,600     $ 588,700
     Subcontracts and materials.....    (456,188)     (478,100)     (421,200)
                                       ---------     ---------     ---------
   Service Revenue..................     186,856       154,500       167,500
   Operating Expenses:..............
     Direct labor and fringe........     176,582       138,300       145,500
     Depreciation/amortization......          89            --            --
                                       ---------     ---------     ---------
   Operating Income.................   $  10,185     $  16,200     $  22,000
                                       =========     =========     =========

     The Rocky Flats Contract is primarily cost-reimbursable in nature, but it also contains certain minimum and incentive fee elements based on qualitative and quantitative factors of actual performance levels compared to annually negotiated and established benchmarks or milestones. Accordingly, fluctuations in gross revenue earned by Kaiser-Hill during the comparable periods above are largely reflective of increased levels of reimbursable subcontractor costs, i.e., pass-throughs, being incurred as the contract progress continued and as the term of the contract neared its original completion date of June 30, 2000. Although annual operating results are not directly comparable because of changes in the underlying performance milestones that are established annually by the DOE, the service revenue and operating income decreases from 1998 to 1999 are largely the result of the January 24, 2000 award of the new Rocky Flats Closure Contract, effective February 1, 2000. The Closure Contract shifted certain remaining performance elements from the original contract into the new contract. Since the Company had been recognizing the performance fee of the original contract using the percentage of completion basis and since performance elements were shifted out of the original contract into the Closure Contract, the Company had to revise downward its estimate of its earnings under the original contract. The downward revision, due to the shift in contract performance elements, caused the Company to reverse, in the fourth quarter of 1999, previously recognized revenue of $5.2 million. This adjustment merely reflects a change in the timing of when Kaiser-Hill will earn performance fee. The service revenue decrease from 1997 to 1998 of $13.0 million is due to a lower incentive fee pool being available for award in 1998 as compared to 1997. The DOE made the benchmarks to earning the 1998 incentive fee pools more difficult - indirectly reducing the amount of incentive fee potentially payable to Kaiser-Hill.

     On January 24, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats Contract pursuant to which Kaiser-Hill will provide services through to closure of the Rocky Flats site (the Closure Contract). The Closure Contract became effective February 1, 2000, essentially terminating the remaining period of the original contract. The economic terms of the Closure Contract are significantly different from the original contract in that Kaiser-Hill will earn revenue based on the actual cost of physical completion and will earn a performance fee based on a combination of the actual cost of completion and the actual date of physical completion, both as compared to contracted targets. The Closure Contract fee may range from $150.0 million to $460.0 million based on Kaiser-Hill's costs falling within the range of targeted completion cost of $3.6 billion to $4.8 billion, respectively, if completed within various dates between March 31, 2006 - March 31, 2007. Physical completion above the target cost would result in a reduction to the fee whereby Kaiser-Hill will share 30% in all costs incurred after such date, subject to a maximum Kaiser-Hill liability of $20.0 million. Until such time as Kaiser-Hill can reasonably predict the likely outcome of the total fee to be earned by contract completion, the fee will be accrued at the minimum on a straight-line basis from February 1, 2000 through December 31, 2007. Estimated changes in the earned fee will be recognized as contract to date adjustments at such time as the estimate is revised. The Closure Contract currently provides for Kaiser-Hill to invoice DOE quarterly based on a $340.0 million target fee pool, less a 50% retainage for 2000. Thereafter, the quarterly invoicing will revert to a formula such that cumulative contract billings would not exceed the minimum fee of $150.0 million spread over a 7 year timeframe, with retainages. All invoice payments made by DOE to Kaiser-Hill will be distributed to the joint venture owners immediately upon receipt, less certain Kaiser-Hill reimbursements.

     Engineering Operations

     The Engineering Operations provide design, engineering, procurement, and construction and project management services to domestic and international clients in the infrastructure, facilities, metals, mining and industrial markets. The operating results for each of the years ended December 31 was as follows (in thousands):

                                                         1999            1998           1997
                                                      ----------      ---------      ---------
 Gross Revenue............................            $  227,223      $ 367,121      $ 338,216
   Subcontracts and materials.............              (123,108)      (239,694)      (200,131)
   Provision for contract losses..........                    --        (76,210)        (6,900)
   Equity income of affiliates............                 4,480          6,045          2,301
                                                       ---------       --------       --------
 Service Revenue..........................               108,595         57,262        133,486
 Operating Expenses:
   Direct labor and fringe................                67,896         79,562         79,971
   Selling, general and administrative....                54,052         65,534         63,851
   Depreciation/amortization..............                 5,180          8,288          8,595
   Restructuring charges..................                14,384         17,079            ---
                                                      ----------      ---------      ---------
 Operating (Loss).........................            $  (32,917)     $(113,201)     $ (18,931)
                                                      ==========      =========      =========

     Gross Revenue: Gross revenue represents the amount of goods and services provided to the customer through primary contract relationships. Often included as a component of gross revenue, and reimbursed by the customers, are costs of certain services which the Company subcontracts to and procures from third parties, including direct project costs and materials. These costs are excluded from gross revenue to derive the Company's service revenue. Engineering Operations derive the majority of their economic benefit, however, in the form of engineering, procurement and construction management services performed directly - this element is referred to as service revenue and is used as the basis for managing the Engineering Operations.

     The majority of the gross revenue fluctuations noted above are attributable to the completion or near completion of several large fixed price projects that also contained large amounts of construction materials and passed through subcontractor costs. Such costs are included in the Company's gross revenues; however, they typically have nominal effect on project profitability. More specifically:

 . the large fixed-price Nitric Acid projects were completed in the first quarter of 1999 and resulted in gross revenue of $14.4 million in 1999 compared to $47.9 million and $55.1 million in 1998 and 1997, respectively.

 . the large fixed-price project to construct the Nova Hut steel mini-mill in the Czech Republic generated gross revenue of $54.2 million in 1999 versus $77.8 million and $76.7 million in 1998 and 1997, respectively. The large gross revenue earning phases of the Nova Hut project neared completion as of December 31, 1999.

 . the acquisition on March 19, 1998, of ICT Spectrum Constructors, Inc., a construction contractor based in Boise, Idaho, specializing in construction management of fabrication plants and other facilities for semiconductor and microelectronics customers, resulting in $17.6 million and $87.2 million in gross revenue in 1999 and 1998, respectively.

     The Engineering Operations ended 1999 with approximately $202.0 million in signed contract backlog.

     Service Revenue: Apart from the fluctuations resulting from large project completions, the Company's engineering operations experienced softness in 1999 compared to prior years in new business development in certain areas, including all business lines in the Asia-Pacific region and within the iron and steel and microelectronics business lines in North America. The operating performance during the fourth quarter was also down from the prior quarter due to the nearing completion of certain foreign projects during the third quarter of 1999 without equal replacements commencing immediately in the fourth quarter. These developments, in addition to the contract fluctuations noted above, accounted for service revenue declines of $25.0 million in 1999 compared to 1998 and of $31.8 million compared to 1997 (after adjusting 1998 and 1997 service revenue results for the effects of the large project losses recognized therein).

     Operating gross margins - service revenue less direct labor and fringe costs -as a percent of service revenue have declined slightly over the past three years. The different types of services provided by the Engineering Operation's business units typically attract different average operating margins. As the business mix changes slightly from year to year, the consolidating operating margins fluctuate with the relative shifts in underlying service base composition. Adjusting 1998 and 1997 results for the effects of the large contract losses recognized in those years, and excluding equity income in affiliates, the gross margins as a percent of service revenue were 34.8%, 37.5% and 42.1% during the years 1999, 1998 and 1997, respectively. The decreased 1999 operating gross margin is reflective of the fact that the 13% and 15% annual reductions in direct labor spending from 1998 and 1997 compared to 1999 did not parallel the pace of reductions in service revenue.

     The decrease in 1999 equity in income from affiliates from 1998 levels reflects the culmination of an alumina refinery project in Australia. A year earlier, it was also this project that accounted for the increase of $3.7 million in 1998 compared to 1997. The project was awarded in late 1997.

     Operating Expenses:   The restructuring plan implemented in 1999 and late
1998 included actions to realign and reduce the Company's post-divestiture overhead cost structure such that the remaining levels more appropriately fit the needs and size of its continuing operations. Elements of the overhead reduction plan included an approximate 25% personnel reduction in the Company's wholly-owned North American operations with lesser percentage reductions in International operations, eliminating regional overhead layers, downsizing facilities, closing of marginally profitable office locations, discontinuing certain business offerings, improving direct labor utilization on projects and enhancing project controls to minimize risks of future contract losses. Because of certain centralized aspects of the Company's organizational structure that existed prior to completing the divestitures discussed above, the cost reduction elements of this phase of the plan could not begin until after the divestitures were completed. To date, the results from the cost reduction plan have been positive- administrative expenses have been reduced by more than $20.0 million on an annualized basis when comparing the fourth quarter of 1999 to that of 1998 and a $11.5 million absolute reduction from 1998 to 1999. Although the majority of the reduction initiatives have been enacted, the Company remains focused on controlling overhead spending.

     In connection with its plan of reorganization discussed in the Overview, the Company recorded charges for restructuring costs of $14.4 million and $17.1 million during 1999 and 1998, respectively. Components of the charges included amounts for severance and related matters, the write-off of goodwill associated with the discontinuance of operations from a prior acquisition, a write-down of the impairment of certain long-term investments, professional fees associated with the debt restructuring (recognized in the fourth quarter), a charge for business unit divestiture costs and for anticipated sublease losses and office realignment and closings (see Note 3 to the consolidated financial statements). These restructuring charges have been presented individually on the Consolidated Statements of Operations.

     Interest: The Company's average annual outstanding debt and the related average effective interest rates for 1999, 1998, and 1997 were $146.7 million and 14.7%, $151.7 million and 13.3%, and $140.8 million and 13.0%, respectively. The rate of interest expense increased significantly in 1999 due to the incurrence of rollover loan origination fees and points associated with noncompliance with the terms of the revolving credit facility in early 1999 in addition to higher base interest rates contained in the such credit facility as compared to the former facility. Interest expense in 1997 was offset partially by a one-time, $0.9 million reduction realized from the Company's favorable resolution and reversal of a previously established liability for potential interest costs associated with a foreign income tax matter.

     Interest income is earned on available cash balances that were generated primarily from the unused proceeds from the divestitures earlier in 1999 and prior to those sales, largely only by Kaiser-Hill and foreign operations. All other cash not required for operations was historically used to pay down outstanding cash borrowings.

     Income Tax Expense: The income tax provision for all periods presented excludes the minority's interest in Kaiser-Hill's operating income because it is owned partially by another company and is a flow-through entity for income tax purposes.

     In 1999, the Company recognized total income tax expense of $38.4 million allocable to the following results (in thousands):

                                                                                                       Applicable Tax
     Statement of Operations Category                                           Income/(Loss)        (Expense)/Benefit
     --------------------------------                                           -------------        -----------------
     Loss from continuing operations before income taxes................        $  (41,448)               $ (1,110)
     Income from discontinued operations................................             4,210                  (1,875)
     Gain on the sales of discontinued operations.......................            75,878                 (35,795)
     Extraordinary loss on the early extinguishment of debt.............              (989)                    389

     Also in 1999, the Company utilized deferred tax assets and the benefit of current period losses totaling $33.6 million to offset a similar amount of income tax liability resulting from the gain on the sales of discontinued operations. The Company will not recognize an income statement benefit for any previously unbenefitted or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. As of December 31, 1999, the Company had provided a valuation allowance against the entire remaining deferred tax asset of $39.9 million.

     In 1998, the Company recorded an income tax benefit of $18.6 million on a loss from continuing operations before income taxes of $115.7 million. The Company recognized a $23.6 million valuation allowance against the total future deferred tax benefit of the operating loss and any other future tax deductions sufficient to ensure that the balance of the net deferred tax asset at December 31, 1998 would be completely utilized by the income tax gains that were anticipated from sales of the operating divisions anticipated for completion in 1999.

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

     In 1997, the Company recognized a tax benefit of $9.4 million on pre-tax loss from continuing operations of $12.4 million. Approximately $1.9 million of the tax benefit was as a result of completing a study of historic research and experimental expenditures for certain open tax years, enabling the Company to recognize a benefit for research tax credits.

     Extraordinary Items: In 1999, the Company had two early debt extinguishments as defined by generally accepted accounting principles. Effective upon the completion of the sale of the Consulting Group on June 30, 1999, the Company's revolving credit line was terminated. A charge of $0.8 million, net of income tax effects, was recognized for the write off of the unamortized balance of capitalized costs incurred to originally obtain the facility.

     As part of its efforts to restructure its Notes, the Company repurchased $14.0 million of the $15.0 million outstanding in Senior Notes for 88% of face value in October 1999. After adjusting the amount of the repurchase discount by the write off of the unamortized original issue discount on the notes and the unamortized balance of capitalized costs incurred to originally issue the notes, and costs incurred in the purchase the net gain on the repurchase was $0.2 million, net of related income tax effects.

     Cumulative Effect of Accounting Change: In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities (SOP 98-5). The SOP requires costs of organization and start-up activities to be expensed as incurred. The Company elected early adoption of the Statement effective April 1, 1998 and, at that time, reported the cumulative effect of the change as a one-time, non-cash charge of $6.0 million after tax, or $0.25 per share. The Company's amortization expense in 1998 was reduced by $1.6 million because the cumulative charge included balances for items that were previously amortized.

Liquidity and Capital Resources

     Operating activities: During 1999, the Company funded approximately $22.0 million of the $66.0 million in estimated nitric acid project cost overruns identified in 1998, the remainder had been funded in 1998. Kaiser-Hill generated $8.6 million in operating cash flows in 1999; versus $10.1 million in 1998. The Company's nonrecurring restructuring activities used approximately $16.9 million in cash for severance payments, lease restructuring costs etc. and professional fees associated with its total debt restructuring initiatives, debt extinguishments, and corporate reorganization and realignment activities. The Company paid net interest expense of $18.7 million in 1999. Lastly, the Company's Engineering Operations used cash of approximately $18.9 million in its continuing operations. This usage was reflective, in part, of the fact that the Company did not complete the majority of the overhead cost reductions until the third and fourth quarters of 1999 and, in part, of the continued operating weaknesses and business downturns in the Asia-Pacific region, in the North American iron and steel and microelectronics business lines.

     Excluding the $10.1 million in operating cash flows generated by Kaiser-Hill in 1998, the Company's remaining $40.0 million used in operations predominantly funded the nitric acid project overruns. Positive operating cash flows of $26.2 million in 1997 were generated in part due to increased activity in large commercial projects that had provisions in the contract terms for milestone-based payments which were collected prior to actual contract performance. Differences in the timing of the cash payments made to suppliers on some of these large projects versus the collection of customer trade receivables also contributed favorably to the 1997 operating cash flows.

     Investing activities: Net of fees associated with completing the 1999 divestiture transactions, proceeds from the sales of the EFM and Consulting Groups totaled $145.0 million. Proceeds of $2.4 million were received in 1998 from a 1997 installment sale of the Company's ownership interest in a pulverized coal injection operation. Investments in fixed assets and software development, including capitalized labor, were made in 1999, 1998 and 1997 totaling $2.1 million,$3.6 million and $4.6 million, respectively.

     With the intent of significantly restructuring fixed operating leases for the Company's corporate headquarters, the Company paid $1.5 million on November 12, 1997, for a 4% ownership interest in a limited liability company (the LLC) that leases the land and owns the buildings leased primarily by the Company for its corporate headquarters. The Company is committed to make additional annual capital contributions to the LLC totaling $600,000 annually during each of the first three years and $700,000 annually during each of the fourth through ninth years of the LLC. The ownership in the LLC will increase to 16% in fixed annual 2.4% increments in each of the eleventh through fifteenth years of the agreement.

     Financing activities: Upon the closing of the sale of its EFM Group in April, 1999, the Company paid off the outstanding balance on its revolving credit facility of $36.0 million and used an additional $10.0 million to cash collateralize certain outstanding contract performance guarantee letters of credit. On June 30, 1999, the Company was required to cash collateralize an additional $13.0 million so as to cover all $23.0 million of the Company's then outstanding letters of credit. On October 9, 1999, the Company repurchased $14.0 million of its $15.0 million of Senior Notes at 88% of face value. As of December 31, 1999 and April 14, 2000, the Company had no revolving credit facilities and no debt other than its remaining Senior and Senior Subordinated Notes totaling $126.0 million in principal amount. At December 31, 1999, the Company had $13.1 million in total outstanding letters of credit, all fully collateralized by restricted cash balances.

     In 1998, the Company realized that it was going to incur significant cost overruns on the nitric acid projects. Due to the significant risks, difficulties and uncertainties involved in estimating the total costs to complete these large fixed price projects, the Company revised and increased the total completed project cost estimates several times in 1998. Given the completion cost uncertainties and the inability to finitely determine the impact of the losses on the Company's liquidity and financing sources, management immediately pursued options for additional financing sources and flexibilities. In addition to seeking a replacement working capital facility, the Company's Board of Directors also began considering and pursuing other strategic alternatives, including, but not limited to, the sale of portions of the Company.

     On December 18, 1998, the Company successfully entered into a new revolving credit facility (the Revolver) which offered cash borrowings and letters of credit up to an aggregate of $60 million. After obtaining the Revolver, the Company again increased the estimate of the total nitric acid projects cost overruns it expected to incur and need to fund prior to the completion of the projects, by an additional $19 million. This material adverse change to the Company's financial condition triggered a technical event of default pursuant to the Revolver's terms. The lender permitted the Company to borrow and obtain letters of credit pursuant to all other terms of the Revolver, primarily conditioned on the Revolver provision that proceeds from asset sales be used to repay outstanding cash borrowings. That provision combined with the fact that the Company was actively pursuing the sale of significant operating assets was sufficient assurance for the lenders to continue to permit the use of the facility until such time as an asset sale was completed. On April 9, 1999, the Company completed the sale of its EFM Group (see Note 4 to the Consolidated Financial Statements) and used $36 million of the sale proceeds to extinguish outstanding Revolver cash borrowings plus $10 million to cash collateralize outstanding letters of credit. The Company also received an amendment to the Revolver (the Amended Revolver) providing for cash borrowing and letters of credit up to an aggregate of $30 million. The Amended Revolver expired on June 30, 1999 - essentially upon the Company's completion of the sale of its Consulting Group. Also in connection with the expiration, the Company was required to use an additional $13.0 million of the asset sale proceeds to collateralize letters of credit that were outstanding under the expired facility. As of April 14, 2000, $12.6 million in outstanding letters of credit remain collateralized and will continue to be so until such time as the Company can secure a replacement credit facility with sufficient letter of credit capacity.

     The distributions of Kaiser-Hill earnings to the minority interest owner in 1999, 1998 and 1997 totaled $3.3 million, $10.3 million and $13.9 million, respectively. Kaiser-Hill had a $50 million receivables purchase facility to support its working capital requirements, containing elements for certain program fees, specified minimum tangible net worth requirements, and default provisions for delinquent receivables, which expired, on an extended basis, on September 30, 1999. On November 2, 1999, Kaiser-Hill subsequently obtained its own revolving credit facility from Bank of America, N.A. that provides for up to $35.0 million in total availability, such amount not to subject to exceed the sum of eligible portions of Kaiser-Hill's eligible billed and unbilled accounts receivable on the DOE Rocky Flats contract. The facility matures six years from inception. Both parents of Kaiser-Hill have agreed to cure any events of default by Kaiser-Hill on the facility. The facility includes provisions for interest and charges commensurate with market pricing as well as affirmative and negative financial covenants.


 Liquidity and Capital Resource Outlook

     The Company currently has no working capital facility and is financing its Engineering Operations' working capital through the use of the residual cash proceeds from the sale of its Consulting Group completed in June 1999 as well as from distributions from its Kaiser-Hill subsidiary. Based on (i) current expectations for near-term operating results, (ii) its current available cash position and (iii) recent trends and projections in liquidity and capital needs, management believes the Company has sufficient short-term liquidity to bridge current operating needs until the implementation of a modified debt restructuring, assuming that such a restructuring can be accomplished within the reasonably near term. As noted above, there is no assurance that a successful restructuring can be accomplished.

     Actions remaining critical to the Company's long-term liquidity include completing a restructuring of its $125.0 million Senior Subordinated Notes prior to the next interest payment due date of June 30, 2000, securing a sufficient working capital facility with acceptable terms, obtaining successful outcomes regarding significant contingent liabilities (see Other Matters), and improving operating results. Management believes that, if these steps can be achieved, the Company will have sufficient liquidity generated by improved operating results, substantially decreased interest expense and borrowings on its new credit facility to meet its longer-term working capital requirements.

     As discussed in the Overview, the Company has been engaged in ongoing negotiations with representatives of the holders of its $125.0 million Senior Subordinated Notes and believes it could implement a modified restructuring of those notes. Such a transaction could involve an exchange of Senior Subordinated Notes for a combination of common stock and newly issued preferred stock on terms that would permit the Company to retain available cash and not require a new bank credit agreement. The Company believes such a restructuring would substantially improve its financial condition and provide a basis for ongoing operations and continuation of the Company's turnaround. However, such a restructuring would result in substantially more dilution of the equity of existing common stockholders than the restructuring proposed during the fall of 1999 and may involve a consensual insolvency filing, which could entail additional delays in implementation.

     As also discussed above, while continuing negotiations with representatives of holders of its Senior Subordinated Notes, the Company has also been exploring strategic alternatives for the Company. Such alternatives could include generating funds for debt restructuring or longer-term objectives and operating needs through divestitures of additional operating assets, replacing the Company's long-term debt, and negotiating additional equity infusions. This evaluation of alternatives is still underway. The Company currently expects to be able to reach a conclusion with respect to its strategic direction and begin to implement its reorganization prior to the end of the second quarter of 2000.

     The Company expects its financial condition to be materially affected by the implementation of any debt restructuring or strategic alternative. The consummation of either a debt restructuring or other strategic alternatives could be completed through a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. If such a plan were selected as the mechanism for completing the Company's restructuring, the Company expects that it would have the support of the largest holders of its Senior Subordinated Notes and, therefore, be able to implement the plan relatively promptly. If the Company commences such a proceeding, the goals of any such plan would be to (i) minimize adverse effects on Kaiser's ongoing operations, trade creditors and employees and (ii) result in a financially strengthened and stable organization for purposes of ongoing operations.


Other Matters

     Bath Contingency:   In March 1998, the Company entered into a $187 million
maximum price contract with Bath Iron Works to construct a ship building facility. In May 1998, the Company subsequently learned that estimated costs to perform the contract as reflected in actual proposed subcontracts were approximately $30 million higher than the cost estimates originally used as the basis for contract negotiation between the Company and the customer. After learning this, the Company advised the customer that it was not required to perform the contract in accordance with its terms as a result of a mutual mistake among them in negotiating that contract. In October 1998, the customer presented an initial draft of a claim against the Company requesting payment for estimated damages and entitlements pursuant to the terminated contract. The customer has also subsequently asserted a claim based on alleged differing site conditions that allegedly should have been identified by the Company. In March 2000, Bath filed a combined claim against the Company in U.S. District Court in the District of Maine requesting payment for $38 million. The Company continues to object to Bath's allegations and is vigorously defending its position. Although no resolution has been reached, management has recorded a provision in the financial statements for the Company's proposed settlement of the non-insured portion of the loss.

     Acquisition Contingency: The Kaiser common shares exchanged for the stock of ICT Spectrum in the March, 1998 acquisition carry the guarantee that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event that the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock with a total value equal to the shortfall, depending upon the Company's preference. Pursuant to the terms of the Agreement, however, the total number of contingently issuable shares of common stock cannot exceed an additional 1.5 million.

     In December, 1999, the Company and certain former Company employees and shareholders of ICT Spectrum agreed to amend the applicable agreements in a manner that had the result of reducing the amount of the taxable gain created by former shareholder-employees' involuntary departures from the Company. As permitted per the agreement, the shareholders agreed to allow the Company to retain some of the vested shares as payment of the income tax withholding in lieu of cash. In total, the Company retained 255,669 shares and recorded the transaction as a $1.37 million reduction to goodwill and paid-in-capital.

     Given that the quoted fair market value of the Company's common stock at December 31, 1999 was $0.37 per share, and that the Company's current debt instruments restrict the amount of cash that can be used for acquisitions, the assumed issuance of an additional 1.5 million shares (now adjusted downward by the 255,669 retained shares to 1,244,331), would not completely extinguish the remaining purchase price contingency. In this event, the Company will need to fund the contingency in cash and would need to obtain an amendment to current debt instruments or replace them in order to complete a cash fill-up. Any future distribution of cash or common stock would be recorded as a charge to the Company's paid-in-capital.

     Until the earlier of the contingent purchase price resolution or March 1, 2001, any additional shares assumed to be issued because of shortfalls in fair market value will be included in the Company's diluted earnings per share calculations, unless they are antidilutive. The exchanged shares also contain restrictions preventing their sale prior to March 1, 2001.

     On March 29, 1999, one ex-ICT Spectrum shareholder, individually and on behalf of all others similarly situated, filed a class action lawsuit in the U.S. District Court for the District of Idaho alleging false and misleading statements made in a private offering memorandum, and otherwise, in connection with the Company's acquisition of ICT Spectrum in 1998. The Company subsequently filed a motion to dismiss the case. On March 14, 2000, the court ordered the defendant to address certain claim deficiencies. Upon receipt of the claim amendments, the court is expected to complete the ruling relative to the Company's motion.

     Litigation, Claims and Assessments Contingencies: In the course of the Company's normal business activities, various claims or charges have been asserted and litigation commenced against the Company arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, adequate reserves have been provided for final judgments, if any, in excess of insurance coverage, that might be rendered against the Company in such litigation. The continued adequacy of reserves is reviewed periodically as progress on such matters ensues.

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

     Prior to the divestitures of its EFM and Consulting Groups, the Company had a substantial number of cost-reimbursement contracts with the U.S. government, the costs of which are subject to audit by the U.S. government. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. The Company has provided for its estimate of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Neither the government nor the Company, however, has quantified many of the issues, and others are qualitative in nature, and their potential financial impact is not quantifiable by the government or the Company at this time. The adequacy of provisions for reserves is reviewed periodically as progress with the government on such matters ensues.

     Contract warranties and performance guaranty contingencies: In the course of the Company's normal business activities, many of its contracts contain provisions for warranties and performance guarantees. As progress on contracts ensues, the Company regularly updates the estimates of the costs to perform such contingencies and reserves a proportionate amount of the total related contract value until such time as the contingency is resolved.

     Year-2000 Readiness: The Company, to date, has not experienced any material systems failures related to the Year 2000 (Y2K) rollover. Our remediation plan for the Y2K issue is discussed in detail in the Company's 1998 Annual Report to Shareholders and in 1999 Forms 10-Q. The Company will continue to monitor and address any issues that may arise from internal systems or those of third parties. The Company's cumulative costs since inception of the Y2K initiative were $6.4 million through December 31, 1999. These costs were largely comprised of the costs to replace financial accounting and other software applications. Apart from the system replacement costs, other costs related to Y2K have not had a material adverse effect on the Company's results of operation or financial condition.

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

     Forward-Looking Statements

     From time to time, certain disclosures in reports and statements released by the Company, or statements made by its officers or directors, will be forward -looking in nature. These forward-looking statements may contain information related to the Company's intent, belief, or expectation with respect to contract awards and performance, potential acquisitions and joint ventures, and cost-cutting measures. In addition, these forward-looking statements contain a number of factual assumptions made by the Company regarding, among other things, future economic, competitive, and market conditions. Because the accurate prediction of any future facts or conditions may be difficult and involve the assessment of events beyond the Company's control, actual results may differ materially from those expressed or implied in such forward-looking statements.

     The Company is availing itself of the safe harbor provisions provided in the Private Securities Litigation Reform Act of 1995 by cautioning readers that forward-looking statements, including those that use words such as the Company "believes," "anticipates," "expects," "estimates," and "believes", are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. These forward-looking statements will be contained in the Company's federal securities laws filings or in written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts, and others. Any such written or oral forward-looking statements should be considered in context with the risk factors discussed below:

 . The Company must significantly revise its capital structure, in the form of a debt to equity conversion or a combination of other equity investments, joint ventures or asset sales. The inability of the Company to accomplish one or a combination of transactions described above would have a material adverse effect on the business.

 . The Company requires access to a revolving credit line to fund short-term borrowing needs and provide letter of credit capacity required in connection with certain projects. Kaiser may not be able to generate collateral to support a borrowing base of sufficient size to obtain such credit or may not be able to improve operating results enough to be able to obtain such credit.

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

 . The Company is involved in a number of fixed-price contracts under which the Company can benefit from cost savings or performance efficiencies. The Company's revenue and profit recognition policies are based on making a series of assumptions including aspects relative to contract pricing and performance capabilities. The Company's contract to construct the Nova Hut steel min-mill in the Czech Republic includes such aspects. In the event that such assumptions cannot be met or change as contract progress ensues, the Company may have to make downward adjustments to revenue and profit already recognized in the financial statements. Possible results of changes in such assumptions could include the inability to realize all contract performance fees or other incentives already recognized as revenue in the financial statements, and may result in other unrecoverable cost overruns.

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

 .    The Company may not be able to make acquisitions and/or enter into joint ventures, and if made, acquisitions and joint ventures may take more time to contribute favorably to the Company's financial results than was formerly assumed. The Company is highly leveraged and is subject to restrictive covenants that limit its ability to fund potential acquisitions and joint ventures beyond certain levels established in its debts agreements.

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

 .    The Company generally grants uncollateralized credit to its customers and is therefore subject to risks of financial instability on the part of its customers. In certain cases, the Company secures project specific insurance policies related to various insurable risks such as certain non-payment due to insolvency of the customer. Negative changes in the financial condition of its customers could expose the Company to adverse financial consequences.


Item 7.a    Quantitative and Qualitative Information about Market Risk

          See "Market Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 8.   Financial Statements and Supplementary Data

          The Financial Statements and Supplementary Data appear on pages F-1 through F-29 and S-1 hereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Board of Directors currently consists of the following eight directors. All directors' terms expire at the Annual Meeting in 2000.

                         Jarrod M. Cohen
                         James O. Edwards
                         Thomas C. Jorling
                         James J. Maiwurm
                         Hazel R. O'Leary
                         Keith M. Price
                         James T. Rhodes
                         Michael E. Tennenbaum

     Jarrod M. Cohen, 34, is the Managing Director of J.M. Cohen and Company since January 1999. He was the Managing Director, head of Proprietary Investing, and head of Risk Management for Cowen and Company from April 1996 to December 1998. Previously, from September 1989 until April 1996, Mr. Cohen was the Portfolio Manager for the Cowen Opportunity Fund and Co-head of Cowen Small Cap Approach. An agreement between Mr. Cohen and the Company is described on page 31of this Report. Mr. Cohen has been a Director of the Company since May 1, 1998.

     James O. Edwards, 56, was Chairman of the Board and Chief Executive Officer of Kaiser Group International, Inc. or its predecessors from 1985 to 1998. In 1974, he joined ICF Incorporated, the predecessor of Kaiser Group International, Inc., and was its Chairman and Chief Executive Officer from 1985 until the 1987 establishment of ICF Kaiser International, Inc. Mr. Edwards graduated from Northwestern University (B.S.I.E.) and Harvard University (M.B.A., High Distinction, George F. Baker Scholar).

     Thomas C. Jorling, 59, has been Vice President, Environmental Affairs, of International Paper Company since 1994. Mr. Jorling was the Commissioner of the New York State Department of Environmental Conservation from 1987 to 1994. Prior to that, Mr. Jorling was a professor of environmental studies and director of the center for environmental studies at Williams College in Massachusetts. In addition, Mr. Jorling served from 1977 to 1979 as Assistant Administrator for Water and Hazardous Material at the U.S. Environmental Protection Agency. Mr. Jorling has been a Director of the Company since 1995. Mr. Jorling graduated from the University of Notre Dame (B.S.), Washington State University (M.S.), and Boston College (LL.B.).

     James J. Maiwurm, 51, Chairman of the Board, President and Chief Executive Officer. Mr. Maiwurm has been President and Chief Executive Officer of Kaiser since April 19, 1999. Mr. Maiwurm was elected to, and as Chairman of, the Board of Directors of the Company in June 1999. Mr. Maiwurm serves as chairman of the board of managers of Kaiser-Hill Company, LLC, which performs the performance based integrating management services at the Department of Energy's Rocky Flats Environmental Technology site near Denver, Colorado. From August 1998 until elected as Kaiser's President and Chief Executive Officer, Mr. Maiwurm was a partner of Squire Sanders & Dempsey L.L.P., Washington, D.C., and from 1990 to 1998 was a partner of Crowell & Moring LLP, Washington, D.C. Both law firms serve as counsel to Kaiser. Mr. Maiwurm is a member of the Board of trustees of Davis Memorial Goodwill Industries, Washington, D.C., a non-profit entity, and is a member of the board of directors of Workflow Management, Inc., and integrated graphic arts company providing documents, envelopes and commercial printing to businesses in North America, the stock of which is traded on the Nasdaq National Market System.

     Hazel R. O'Leary, 62, has been chief operating officer of Blaylock Partners, L.P., an investment banking firm, since February 2000. Prior to that Mrs. O'Leary had been Chairman of the firm of O'Leary Associates, Inc. from the time she left her position as Secretary of the Department of Energy (DOE) in January 1997. President Clinton selected Mrs. O'Leary to be the Secretary of Energy in December 1992, and she assumed her duties in January 1993. During her four-year tenure as Secretary, Mrs. O'Leary effectively downsized DOE's number of employees by 27 percent and its budget by $10 billion over five years and focused all of DOE's activities around five areas: science and technology, national security, energy research, environmental quality, and economic productivity. Immediately before her appointment as Secretary of Energy, Mrs. O'Leary was president of the wholly owned natural gas subsidiary of Northern States Power (NSP), a $2 billion diversified utility holding company headquartered in Minneapolis; she had been executive vice president of the holding company from 1989 to 1992. Mrs. O'Leary has over 25 years of experience in sustainable energy policy and large project development. She has been a Director of the Company since March 1997. She also currently serves on the Board of Directors of AES Company, the global power company, UAL, which is the parent of United Airlines, and on the non-profit Boards of The Arms Control Association, Morehouse College (Atlanta), and The Keystone Center. Mrs. O'Leary graduated from Fisk University (B.A.) and Rutgers University Law School (J.D.).

     Keith M. Price, 63, has been a Director of the Company since May 1997. He has been a consultant to various U.S. and international engineering and construction companies since 1994. From 1991 to 1994, he was first Managing Director of Transportation Systems and Engineering and then Managing Director of Operations for Transmanche-Link, a joint venture of ten major European contractors that held a contract to design, manufacture, and construct the tunnel transportation for the Chunnel, an $11 billion project that links England to France. Prior to his positions with Transmanche-Link, Mr. Price had a 27-year career with Morrison-Knudsen where he held a number of senior management positions and was a director. Mr. Price graduated from Pepperdine University (M.B.A.).

     James T. Rhodes, 58, has been the Chairman and Chief Executive Officer of the Institute of Nuclear Power Operations (INPO) since March 1998. INPO is a nonprofit corporation established by the nuclear utility industry in 1979 to promote the highest levels of safety and reliability in the operation of nuclear electric generating plants. Dr. Rhodes retired as President and Chief Executive Officer of Virginia Power in August 1997. He joined Virginia Power in 1971 as a nuclear physicist and held increasingly responsible positions throughout that company. In 1985 he became senior vice president-power operations and in 1988, senior vice president-finance; in 1989 he was elected President and CEO. Prior to joining Virginia Power, Dr. Rhodes worked as a project engineer in the U.S. Army Nuclear Power Program from 1964 to 1968. Prior to his retirement from Virginia Power, Dr. Rhodes was a director of the Edison Electric Institute, NationsBank, N.A., the Nuclear Energy Institute, the Southeastern Electric Exchange, and Virginia Power. Dr. Rhodes has been a Director of Kaiser Group International, Inc. since February 1998. Dr. Rhodes graduated from North Carolina State University (B.S.), Catholic University (M.S.), and Purdue University (Ph.D., Atomic Energy Commission Fellow ).

     Michael E. Tennenbaum, 64, has been the Managing Member of Tennenbaum & Co., LLC since June 1996. Mr. Tennenbaum also is currently the Chief Executive of Tennenbaum Securities, LLC, and he has held this position since May 1997. Previously, from February 1993 until June 1996, Mr. Tennenbaum was a Senior Managing Director of Bear, Stearns & Co., Inc. In addition, Mr. Tennenbaum was previously a member of the Board of Directors of Bear, Stearns & Co., Inc. and also held the position of Vice Chairman, Investment Banking. Mr. Tennenbaum's responsibilities at Bear, Stearns & Co., Inc. included managing the firm's Risk Arbitrage, Investment Research, and Options Departments. Mr. Tennenbaum has served on the Boards of Directors of Arden Group, Inc.; Bear, Stearns & Co., Inc.; Jenny Craig, Inc.; Sun Gro Horticulture, Inc.; and Tosco Corporation. Mr. Tennenbaum graduated from the Georgia Institute of Technology (B.S.I.E.) and Harvard University (M.B.A., with Distinction). Mr. Tennenbaum has been a Director of the Company since May 1, 1998.

Executive Officers

     S. Robert Cochran, 46, has been Executive Vice President and President, North America since April 1999. Mr. Cochran serves on the board of managers of Kaiser-Hill Company, LLC, which performs the performance based integrating management services at the Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado. Prior to that, he was Senior Vice President of Hazwaste Industries, Inc. & Earth Technology Incorporated, focusing primarily on business development in the hazardous and radioactive site cleanup area. He was Senior Vice President and partner with Interface Incorporated; served as Vice President of PEI/IT; was senior project and geotechnical group manager with JRB/SAIC; and for Versar, Inc., worked as a senior project geologist. He is a registered professional geologist.

     Richard A. Leupen, 46, has been Executive Vice President and President, International since April 1999. Prior thereto, he was President of the Engineers & Constructors Group of Kaiser Group since August, 1998 and held senior management positions in that Group since 1995. Prior to joining the Company, Mr. Leupen held management positions with Protech Pty. Ltd., Weda Bay Minerals Ltd (Calgary), Strand Mining Pty Ltd (Singapore), and Strand Management Pty Limited as well as serving as director of a number of Kaiser subsidiaries and affiliates. Mr. Leupen graduated from the University of South Wales in Australia (B.S.).

     Timothy P. O'Connor, 35, has been Executive Vice President and Chief Financial Officer of Kaiser Group International, Inc. since 1998. He had been Treasurer of the Company since May 1997 and has been employed by Kaiser in various financial positions since 1995. Mr. O'Connor serves on the board of managers of Kaiser-Hill Company, LLC, which performs the performance based integrating management services at the Department of Energy's Rocky Flats Environmental Technology site near Denver, Colorado. From 1990 until 1995, Mr. O'Connor was employed by Lockheed Martin Corporation of Bethesda, Maryland, where he held a number of financial positions. Prior to that, Mr. O'Connor worked for General Electric Company and Lazard Freres and Co. of New York. Mr. O'Connor, who is a Certified Cash Manager, graduated from the University of Delaware (B.S.).

Section 16(a) Beneficial Ownership Reporting Compliance

     The U.S. Securities and Exchange Commission (SEC) requires the Company to tell its shareholders when certain persons fail to report their transactions in the Company's equity securities to the SEC on a timely basis. During the fiscal year ended December 31, 1999, Mr. Edwards failed to timely file a report on Form 4 regarding the grant of restricted stock. Such filing has since been made. Based upon a review of SEC Forms 3, 4, and 5, and based on representations that no Forms 3, 4, and 5 other than those already filed were required to be filed, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors, and beneficial owners of more than 10% of its equity securities other than the delinquencies disclosed in this paragraph were timely met.

Item 11.  Executive Compensation

        The following table shows the compensation received by each person who served as the Company's Chief Executive Officer ("CEO") during fiscal 1999, the four other most highly compensated executive officers of the Company who were serving as of December 31, 1999 and two other most highly compensated executive officers who were no longer serving the Company as of December 31, 1999 (the "Named Executive Officers") for the three years ended December 31, 1999.

                          SUMMARY COMPENSATION TABLE

                                                                                      Long-term Compensation
                                                                                      ----------------------
                                                      Annual                                 Awards
                                                      ------                                 ------
                                                   Compensation
                                                   ------------
                                                                                  (e)
                                                                                  ---
         (a) (b)                                                               Securities                   (f)
         -------                                                               ----------                   ---
     Name, Principal                            (c)               (b)          Underlying                All Other
     ---------------                            ---               ---          ----------                ---------
      Position, and                           Salary             Bonus           Options               Compensation
      -------------                           ------             -----           -------               ------------
      Fiscal Period                            ($)               ($)(a)          (#)(a)                     (c)
      -------------                            ---               ------          ------                     ---
James J. Maiwurm, Current Chairman,
      President and CEO(d)
      Fiscal 1999....................         $252,406           $250,296                      0          $  2,548

Keith M. Price, Former President and
    CEO(e)
    Fiscal 1999......................         $213,186           $ 50,000                      0          $705,751
    Fiscal 1998......................         $141,347           $ 50,000        200,000 options          $ 52,068

S. Robert Cochran, Executive Vice
 President(f)
    Fiscal 1999 .....................         $245,583           $151,973                      0          $ 13,264
    Fiscal 1998......................         $200,013           $ 25,000         50,000 options          $ 13,384
    Fiscal 1997......................         $182,307           $ 15,000          9,900 options          $ 13,138

Richard Leupen, Executive Vice
 President(g)
    Fiscal 1999......................         $291,266           $204,887                      0          $ 99,246
    Fiscal 1998......................         $207,357           $146,000        200,000 options          $ 57,514
    Fiscal 1997......................         $168,064           $ 80,000          9,900 options          $ 25,151

Timothy P. O'Connor, Executive Vice
 President, CFO(h)
    Fiscal 1999......................         $238,848           $344,298                      0          $ 12,641
    Fiscal 1998......................         $200,013           $ 58,000         60,000 options          $  9,995
    Fiscal 1997......................         $118,890           $  7,500          6,000 options          $  7,567

Marijo L. Ahlgrimm, Senior Vice
    President and Controller(i)
    Fiscal 1999......................         $163,229           $ 88,322                      0          $  9,016
    Fiscal 1998......................         $115,003           $      0                      0          $  2,212
    Fiscal 1997......................         $  6,635           $      0          6,000 options          $      0

----------------
(a) Cash bonuses are reported for the year of service, for which the cash bonus was earned, even if pre-paid or paid in a subsequent year. Restricted stock and options are reported for the year of service for which the stock and/or options were earned, even if the grant date falls in a subsequent fiscal year. No dividends are paid on any shares of restricted stock.
(b) Any amounts shown in the "Other Annual Compensation" column do not include any perquisites or other personal benefits because the aggregate amount of such compensation for each of the Named Executive Officers did not exceed the lesser of (i) $50,000 or (ii) 10% of the combined salary and bonus for the Named Executive Officer for the stated fiscal period.
(c) The Company's 1999 contributions to the Named Executive Officers pursuant to the Company's Retirement Plan will not be made until September 2000 and hence is not included herein.
(d) On June 1, 1999, Mr. Maiwurm entered into an employment agreement with the Company. For a full description of the terms of the agreement, refer to the discussion under "Certain Relationships and Related Transactions-Executive Officers" on page 34 of this Report.
(e) Mr. Price was appointed President and CEO of the Company as of August 5, 1998. On April 27, 1999, Mr. Price and the Company mutually agreed to terminate his employment effective April 30, 1999. As a result of these agreements, the information for fiscal 1999 and 1998, represents all compensation paid to or earned by Mr. Price during the periods commencing on his hire date through the period covering his termination. For a fuller description of the terms of these agreements, refer to the discussion under "Certain Relationships and Related Transactions--Current Directors" on page 32 of this Report. The amount in column (d) represents a signing bonus paid to Mr. Price in connection with his agreeing to serve as President and CEO of the Company. The amounts in column (f) of the table for Mr. Price comprise the following:


     Fiscal 1999          $677,450       Severance
                          $  2,400       Company match under the Company's Section 401(k) Plan
                          $    793       Spouse travel
                          $ 25,108       Relocation expenses
     Fiscal 1998          $  1,757       Company match under the Company's Section 401(k) Plan
                          $  3,770       Spouse travel
                          $    943       Car allowance
                          $ 45,598       Relocation expenses

(f) On June 1, 1999, Mr. Cochran entered into an employment agreement with the Company. For a full description of the terms of the agreement, refer to the discussion under "Certain Relationships and Related Transactions-Executive Officers" on page 34 of this Report. The amounts shown in column
     (f) of the table for Mr. Cochran comprise the following:

     Fiscal 1999          $ 3,200       Company match under the Company's Section 401(k) Plan
                          $10,164       Company Retirement Plan Contribution for 1998 made in September 1999
     Fiscal 1998          $ 3,200       Company match under the Company's Section 401(k) Plan
                          $10,184       Company Retirement Plan Contribution for 1997 made in September 1998
     Fiscal 1997          $ 3,646       Company match under the Company's Section 401(k) Plan
                          $ 9,492       Company Retirement Plan Contribution for 1997 made in September 1997

(g) On June 1, 1999, Mr. Leupen entered into an amended employment agreement with the Company. For a full description of the terms of related agreements, refer to the discussion under "Certain Relationships and Related Transactions- Executive Officers" on page 34 of this Report. The amounts shown in column (f) of the table for Mr. Leupen comprise the following:

     Fiscal 1999          $ 2,508       Company match under the Company's Section 401(k) Plan
                          $37,090       Company Retirement Plan contribution for 1998 made in September 1999
                          $22,063       Relocation expenses
                          $12,461       Car Allowance
                          $25,124       Spouse travel
     Fiscal 1998          $ 1,385       Company match under the Company's Section 401(k) Plan
                          $ 7,897       Company Retirement Plan contribution for 1997 made in September 1998
                          $31,452       Relocation expenses
                          $11,191       Car Allowance
                          $ 5,589       Spouse travel
     Fiscal 1997          $10,247       Company Retirement Plan contribution for 1997
                          $14,904       Car Allowance

(h) On June 1, 1999, Mr. O'Connor entered into an employment agreement with the Company. For a full description of the terms of the agreement, refer to the discussion under "Certain Relationships and Related Transactions-Executive Officers" on page 35 of this Report. The amounts shown in column
     (f) of the table for Mr. O'Connor comprise the following:

      Fiscal 1999         $ 2,577       Company match under the Company's Section 401(k) Plan
                          $10,064       Company Retirement Plan Contribution for 1998 made in September 1999
      Fiscal 1998         $ 2,500       Company match under the Company's Section 401(k) Plan
                          $ 7,495       Company Retirement Plan Contribution for 1997 made in September 1998
      Fiscal 1997         $ 2,378       Company match under the Company's Section 401(k) Plan
                          $ 5,189       Company Retirement Plan Contribution for 1997 made in September 1997

(i) The amounts shown in column (f) of the table for Ms. Ahlgrimm comprise the following:

     Fiscal 1999         $2,552       Company match under the Company's Section 401(k) Plan
                         $6,464       Company Retirement Plan Contribution for 1998 made in September 1999
     Fiscal 1998         $2,212       Company match under the Company's Section 401(k) Plan


                       OPTION GRANTS IN LAST FISCAL YEAR

     There were no option grants to any of the Named Executive Officers during the year ended December 31, 1999.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

     The following table shows certain information concerning the value as of December 31, 1999 of unexercised options held by each of the Named Executive Officers identified in the Summary Compensation Table on page 26 of this Report. None of such Named Executive Officers exercised stock options during the fiscal year ended December 31, 1999.

          (a)                 (b)          (c)                (d)                          (e)
                                                                                  Value of Unexercised
                                                      Number of Securities        --------------------
                                                      --------------------        In-the-Money Options
                             Shares       Value      Underlying Unexercised
                             ------       -----      ----------------------       --------------------
                          Acquired on   Realized    Options at 12/31/99 (#)          at 12/31/99 ($)
                          -----------   --------    -----------------------          ---------------
          Name            Exercise (#)     ($)     Exercisable/Unexercisable   Exercisable/Unexercisable*
          ----            ------------  ---------  -------------------------   --------------------------
James J. Maiwurm........            0          0                         0/0                        $0/$0
Keith M. Price..........            0          0                   200,000/0                        $0/$0
Richard Leupen..........            0          0              167,425/42,475                        $0/$0
S. Robert Cochran.......            0          0               17,425/42,475                        $0/$0
Timothy P. O'Connor.....            0          0                62,250/3,750                        $0/$0
Marijo L. Ahlgrimm......            0          0                 3,000/3,000                        $0/$0
James O. Edwards........            0          0               30,000/10,000                        $0/$0
Sudhakar Kesavan........            0          0               49,950/14,150                        $0/$0

--------------
  * The exercise price of all options is the average closing price of the Company's Common Stock on each of the 20 trading days prior to the date of grant, with the 20th day being the trading date immediately preceding the date of grant. The closing price of the Company's Common Stock on December 31, 1999, was $0.375 per share.


Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     In connection with their employment with the Company during the year ended December 31, 1999, six of the executive officers, who are named in the Summary Compensation Table have or had employment contracts. In connection with the termination of their employment with the Company, three of these executive officers received severance packages. These arrangements are described under "Certain Relationships and Related Transactions--Current Directors" and "-- Former Directors/Executive Officers" on pages 31 - 35 of this Report.

Compensation and Human Resources Committee Interlocks and Insider Participation

     The members of the Compensation & Human Resources Committee are Hazel O'Leary (Chairperson), Thomas C. Jorling, and James T. Rhodes, none of whom are employed by the Company. For the year ended December 31, 1999, there were no director relationships that require disclosure under this section.

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

     On February 28, 1997, the Board of Directors adopted the Kaiser Group International, Inc. Non-employee Directors Compensation and Phantom Stock Plan, which provides for the cash compensation discussed in the preceding paragraph. In addition, in lieu of option grants under the Non-employee Directors Stock Option Plan adopted in 1991, each Non-employee Director of the Company is granted a Phantom Stock Award ("PSA") equal to $20,000 worth of Common Stock on the date of grant; the date of grant is the date of the annual board meeting which occurs immediately following the conclusion of the Annual Meeting of Shareholders. Three years after the PSA grant, the Company will pay each Non-employee Director in cash the value of the shares to which the PSA relates. The number of shares of Common Stock to which the PSA relates will be determined using the average closing prices of the Common Stock for the 20 trading days immediately prior to the date of grant. The same method will be used to determine the value of the phantom stock as of the date of the cash payout.

     In lieu of receiving cash compensation pursuant to the terms of the Kaiser Group International, Inc. Non-employee Directors Compensation and Phantom Stock Plan described above, on January 1, 1999, Mr. Coelho was being paid an annual fee of $120,000. This amounts was being paid to Mr. Coelho as consideration for his services as Chairman of the Board of Directors. Mr. Coelho resigned his position as Chairman on June 7, 1999 and from the Board of Directors in September 1999.

     In 1999, the Non-employee Directors were awarded the following Phantom Stock Units under the Kaiser Group International, Inc. Non-employee Directors Compensation and Phantom Stock Plan:

                                                      Per Share Price
                                                      ---------------
                                    Total Value of    (20-trading day    Total Number of
                                    --------------    ---------------    ---------------
                                     Common Stock        average at       Phantom Stock         Date of
                                     ------------        ----------       -------------         -------
      Non-employee Director        on Date of Grant  November 3, 1999)    Units Granted       Cash Payout
      ---------------------        ----------------  -----------------    -------------       -----------
Jarrod M. Cohen................             $20,000              $0.36            55,556      November 4, 2002
James T. Rhodes................             $20,000              $0.36            55,556      November 4, 2002
James O. Edwards...............             $20,000              $0.36            55,556      November 4, 2002
Keith M. Price.................             $20,000              $0.36            55,556      November 4, 2002
Michael E. Tennenbaum..........             $20,000              $0.36            55,556      November 4, 2002
Thomas C. Jorling..............             $20,000              $0.36            55,556      November 4, 2002
Hazel R. O'Leary ..............             $20,000              $0.36            55,556      November 4, 2002


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of the April 14, 2000, regarding each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company. A person is deemed to be a beneficial owner of the Company's Common Stock if that person has voting or investment power (or voting and investment powers) over any shares of Common Stock or has the right to acquire such shares pursuant to exercisable options or warrants within 60 days from April 14, 2000.

                                                     Amount and Nature of
                                                          Beneficial
                                                     --------------------
    Name and Address of Beneficial Owners           Ownership of Shares of            Percent of
    -------------------------------------           ----------------------            ----------
            of More Than 5% of the                   Common Stock of the             Common Stock
            ----------------------                   -------------------             ------------
         Common Stock of the Company                      Company(a)                of the Company
         ---------------------------                      ----------                --------------
Tennenbaum & Co., LLC;........................           2,600,000(a)                            11%
  Michael E. Tennenbaum
  11100 Santa Monica Boulevard
  Los Angeles, CA 90025

----------------

(a) The information with respect to the shares of common stock beneficially owned by Tennenbaum & Co., LLC and Michael E. Tennenbaum is based on a Report on Schedule 13D, Amendment No. 2 dated May 7, 1999, which was filed with the SEC. Mr. Tennenbaum is a director of Kaiser.

     The following table sets forth information regarding the beneficial ownership of shares of common stock of Kaiser by each director, and by executive officers named in the Summary Compensation Table on page 26 of this Report, and by all directors and current executive officers as a group. The information set forth below is current as of April 14, 1999, except that information with respect to ownership of shares of Common Stock in the Company's Employee Stock Ownership Plan, Section 401(k) Plan, and Retirement Plan is current as of December 31, 1999. The information is based on the Company's review of public reports filed by each director/executive officer.


                                                                   Amount and Nature of         Percent of
                                                                   --------------------         ----------
                  Certain Beneficial Owners                        Beneficial Ownership        Common Stock
                  -------------------------                        --------------------        ------------
                  of Shares of Common Stock                        of Shares of Common        of the Company
                  -------------------------                        -------------------        --------------
                        of the Company                           Stock of the Company(a)     (*Less than 1%)
                        --------------                           -----------------------     ---------------
(i) Directors
      Jarrod M. Cohen.....................................                      692,576(d)               2.7%
      James O. Edwards....................................                      495,517(e)               1.7%
      Thomas C. Jorling...................................                       78,283(b)                 *
      Hazel R. O'Leary....................................                       74,483(c)                 *
      Keith M. Price......................................                      272,283(f)                 *
      James T. Rhodes.....................................                       62,574(g)                 *
      Michael E. Tennenbaum...............................                    2,662,574(h)                11%
      James J. Maiwurm....................................                            0(k)                 *

(ii) Named  Executive Officers
      S. Robert Cochran...................................                       60,900(i)                 *
      Executive Vice President

      Richard A. Leupen...................................                      209,900(j)                 *
      Executive Vice President

      Timothy P. O'Connor.................................                       66,000(l)                 *
      Executive Vice President

      Marijo L. Ahlgrimm..................................                        6,000(m)                 *
      Senior Vice President

(iii) All Directors and Current Executive Officers as a Group
      (12 Persons)                                                            4,681,090(n)              15.4%

-------
(a) For the purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares of common stock which such person has the right to acquire within 60 days after the date as of which the information is presented. However, for purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or group of persons has the right to acquire from Kaiser within 60 days from the date as of which the information is presented is not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.
(b) Mr. Jorling's share ownership includes 6,000 shares that may be acquired within 60 days of April 14, 2000 upon the exercise of stock options. Mr. Jorling has 72,283 Phantom Stock Units.
(c) Mrs. O'Leary has 72,283 Phantom Stock Units. Mrs. O'Leary also owns directly 2,200 other shares.
(d) The information with respect to the shares of common stock beneficially owned by Jarrod M. Cohen is based on information from Mr. Jarrod Cohen, and is current as of April 10, 2000. Mr. Cohen has informed Kaiser that he directly owns a total of 59,000 shares. Additionally, Mr. Cohen has sole voting and investment power as to 637,020 shares beneficially owned by J.M. Cohen & Company. Mr. Jarrod Cohen has 55,556 Phantom Stock Units.
(e) Mr. Edwards' share ownership includes 2,769 shares allocated to his ESOP account, 2,406 shares allocated to his Section 401(k) Plan account, 72,338 shares allocated to his Retirement Plan account, and 30,000 shares that may be acquired within 60 days of April 14, 2000 upon the exercise of stock options. Mr. Edwards owns 20,000 restricted shares and has 55,556 Phantom Stock Units. Mr. Edwards also owns directly 297,698 shares, 4,750 of which are held in Mr. Edwards' IRA account.

    Additionally, 4,750 shares are indirectly owned and are held in Mr. Edwards spouse's IRA account. Mr. Edwards also owns 10,000 options which are not exercisable until January 24, 2001.
(f) Mr. Price's share ownership includes 200,000 shares that may be acquired within 60 days of April 14, 2000 upon the exercise of stock options. Mr. Price has 72,283 Phantom Stock Units.
(g) Mr. Rhodes has 62,574 Phantom Stock Units.
(h) The information with respect to the shares of common stock beneficially owned by Tennenbaum & Co., LLC and Michael E. Tennenbaum is based on a Report on Schedule 13D, Amendment No. 2 dated May 7, 1999, which was filed with the SEC. Mr. Tennenbaum is a director of Kaiser. Mr. Tennenbaum is the Managing Member of and may be deemed to control Tennenbaum & Co. LLC, which owns 2,600,000 shares of common stock included in this table. Mr. Tennenbaum also has 62,574 Phantom Stock Units.
(i) Mr. Cochran's share ownership includes 17,425 shares that may be acquired within 60 days of April 14, 2000 upon the exercise of stock options. Mr. Cochran has 10,000 options which are not exercisable until January 6, 2001; 2,475 options exercisable on January 24, 2001; 10,000 options exercisable on January 6, 2002; 10,000 options exercisable on January 6, 2003; and 10,000 options exercisable on January 6, 2004. Mr. Cochran also owns directly 1,000 shares.
(j) Mr. Leupen's share ownership includes 167,425 shares that may be acquired within 60 days of April 14, 2000 upon the exercise of stock options. Mr. Leupen also has 2,475 options which are not exercisable until January 24, 2001; 10,000 options exercisable on February 27, 2001; 10,000 options exercisable on February 27, 2002; 10,000 options exercisable on February 27, 2003; and 10,000 options exercisable on February 27, 2004.
(k) Mr. Maiwurm has no share ownership in the Company.
(l) Mr. O'Connor's share ownership includes 62,250 shares that may be acquired within 60 days of April 14, 2000 upon the exercise of stock options. Mr. O'Connor also owns 3,750 options which are not exercisable until January 01, 2001.
(m) Ms. Ahlgrimm's share ownership includes 3,000 shares that may be acquired within 60 days of April 14, 2000 upon the exercise of stock options. Ms. Ahlgrimm also owns 3,000 options which are exercisable in 50% installments on December 8, 2000 and 2001, respectively.
(n) This total includes 453,109 Phantom Stock Units, 2,769 shares allocated to ESOP accounts, 2,406 shares in Section 401(k) Plan accounts, 72,338 shares allocated to individuals under the Retirement Plan or held in directed investment accounts under the Retirement Plan, 486,100 shares that may be acquired within 60 days of April 14, 2000 upon the exercise of stock options, 40,763 restricted shares, 101,700 Unexercisable options, and 3,521,905 shares.


Item 13.  Certain Relationships and Related Transactions

Current Directors

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

     Keith M. Price. On April 27, 1999, Mr. Price entered into an agreement with Kaiser, pursuant to which the parties mutually agreed to terminate Mr. Price's employment agreement effective as of April 30, 1999. The terms of that employment agreement are described in the following two paragraphs. Consistent with the terms of his employment agreement and inconsideration of Mr. Price's agreeing to terminate his employment agreement, Kaiser paid him an aggregate amount of $677,450 in cash. Kaiser further agreed (I) to provide Mr. Price and his dependents with continued health, welfare and life insurance benefits through April 30, 1999, (ii) to accelerate the vesting of certain options previously granted to Mr. Price pursuant to Kaiser's Stock Incentive Plan, (iii) to reimburse Mr. Price for certain costs and expenses in connection with Mr. Price's move from Washington, D.C. to Boise, Idaho, and (iv) to continue to provide directors and officers liability insurance coverage to Mr. Price for Mr. Price's tenure at Kaiser. In addition, Mr. Price agreed to provide certain consulting services to Kaiser through September 30, 2000, for which he will be compensated monthly at a rate of $200 per hour with a $10,000 per month minimum. Kaiser also agreed to reimburse Mr. Price for legal fees incurred by Mr. Price in connection with the negotiation of this agreement up to a maximum of $1,000. In exchange for the benefits received by Mr. Price which are described in this paragraph, Mr. Price agreed to terminate his employment agreement and execute a full general release as to Kaiser and its affiliated parties, and further agreed not to compete with Kaiser for a period commencing on April 30, 1999 and running through September 30, 2000.

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

Effective November 4, 1998, Mr. Price was promoted to Chief Executive Officer and the Company agreed to extend the term of Mr. Price's contract to two years commencing August 5, 1998 and to grant Mr. Price three year options to purchase an additional 50,000 share of the Company's common stock, 50% of the options to vest on May 4, 1999 and 50% to vest on November 4, 1999, subject to his continued employment through such dates.

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

Current Executive Officers

     James J. Maiwurm. The Company entered into an employment agreement with Mr. Maiwurm for his services as President and Chief Executive Officer of Kaiser Group International, Inc. for the period June 1, 1999 through June 30, 2001. In addition to delineating Mr. Maiwurm's areas of responsibility, the agreement provides for a base annual salary of $375,000 through June 30, 2000, thereafter subject to increase as determined by the Compensation & Human Resources Committee. The agreement also provides for retention bonuses of $90,000 and $90,000, payable upon the execution of the employment agreement and on May 1, 2000, respectively, as well as incentive bonus arrangements for amounts not to exceed $387,500 (representing a bonus opportunity equal to 50% of the executive's initial annual base salary that is contingent on satisfaction of operational objectives and a special bonus opportunity of $200,000 that was contingent on satisfaction of the Company's recapitalization objectives) payable at the time and contingent upon the extent to which the corporation achieves specified objectives. Either party may terminate the agreement upon thirty (30) days' prior written notice. In the event that the agreement is terminated without "cause" by the Company or by Mr. Maiwurm with "good reason" (as such terms are defined in the agreement), Mr. Maiwurm is entitled to receive a severance payment equal to two times his annual base salary in effect at the time of such termination. Additionally, in the event that Mr. Maiwurm terminates the agreement without "good reason" within twelve months after a "Change in Control", Mr. Maiwurm is entitled to receive severance payment equal to one time his annual base salary.

      S. Robert Cochran. The Company entered into an employment agreement with Mr. Cochran for his services as President, North America, of Kaiser Group International, Inc. for the period June 1, 1999 through June 30, 2001. In addition to delineating Mr. Cochran's areas of responsibility and reporting lines, the agreement provides for a base annual salary of $260,000 through June 30, 2000, thereafter subject to increase as determined by the Compensation & Human Resources Committee. In addition to eligibility under the Company's employee benefit plans, the agreement also provides for retention bonus's of $50,000 and $25,000 payable upon the execution of the employment agreement and on May 1, 2000, respectively, as well as incentive bonus arrangements for amounts not to exceed $130,000 (representing a bonus opportunity equal to 50% of the executive's initial annual base salary that is contingent on satisfaction of operational objectives). Either party may terminate the agreement upon thirty
(30) days' prior written notice. In the event that the agreement is terminated without "cause" by the Company or by Mr. Cochran with "good reason" (as such terms are defined in the agreement), Mr. Cochran is entitled to receive a severance payment equal to two times his annual base salary in effect at the time of such termination.

   Richard A. Leupen. The Company entered into an amended employment agreement with Mr. Leupen for his services as President, International, of Kaiser Group International, Inc. for the period June 1, 1999 through December 31, 2000. In addition to delineating Mr. Leupen's areas of responsibility, the agreement provides for a base annual salary of $260,000 through June 30, 2000, thereafter subject to increase as determined by the Compensation & Human Resources Committee. In addition to eligibility under the Company's employee benefit plans, the agreement also provides for retention bonuses of $25,000 and $25,000, payable upon the execution of the employment agreement and on May 1, 2000, respectively, as well as incentive bonus arrangements for amounts not to exceed $130,000 (representing a bonus opportunity equal to 50% of the executive's initial annual base salary that is contingent on satisfaction of operational objectives). Either party may terminate the agreement upon ninety (90) days' prior written notice. In the event that the Company terminates the agreement without "cause" or Mr. Leupen terminates the agreement with "good reason"
(as such terms are defined in the agreement), Mr. Leupen is entitled to receive a severance payment equal to one time his annual base salary in effect at the time of such termination.

     Prior to the amended agreement, Mr. Leupen's employment agreement with the Company, for his role as President of the Engineers and Constructors Group and Executive Vice President of the Company, was for the term of October 5, 1998 through August 4, 2001. In addition to delineating Mr. Leupen's areas of responsibility and reporting line, the agreement provided for a base annual salary of $300,000 beginning on October 5, 1998, subject to annual increases to be determined by the Compensation & Human Resources Committee; a relocation bonus of $46,000; bonus compensation of $35,000 for the period ended June 30, 1998, not less than $75,000 for the period ended December 31, 1998, not less than $150,000 for the period ended August 4, 1999; signing bonus of $100,000, payable in two equal increments on August 4, 1998 and January 1, 1999; eligibility under the Company's employee benefit plans; reimbursement of relocation and related expenses for Mr. Leupen and his family; and a one-year non-competition following termination for "cause" of Mr. Leupen's employment. The agreement also provided for the grant of 150,000 options, 50% of which vested immediately and the remainder vested on January 1, 1999

     Timothy P. O'Connor. The Company entered into an employment agreement with Mr. O'Connor for his services as Chief Financial Officer of Kaiser Group International, Inc. for the period June 1, 1999 through December 31, 2000. In addition to delineating Mr. O'Connor's areas of responsibility, the agreement provides for a base annual salary of $260,000 through June 30, 2000, thereafter subject to increase as determined by the Compensation & Human Resources Committee. In addition to eligibility under the Company's employee benefit plans, the agreement also provides for retention bonuses of $75,000 and $55,000, payable upon the execution of the employment agreement and on May 1, 2000, respectively, as well as incentive bonus arrangements for amounts not to exceed $330,000 (representing a bonus opportunity equal to 50% of the executive's initial annual base salary that is contingent on satisfaction of operational objectives and a special bonus opportunity of $200,000 that is contingent on satisfaction of the Company's recapitalization objectives) payable at the time and contingent upon the extent to which the corporation achieves specified objectives. Either party may terminate the agreement upon thirty (30) days' prior written notice. In the event that the agreement is terminated without "cause" by the Company or by Mr. O'Connor with "good reason" (as such terms are defined in the agreement), Mr. O'Connor is entitled to receive a severance payment equal to two times his annual base salary in effect of such termination.

Former Directors/Executive Officers

None

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) Documents filed as part of this Report
                                                                                                     Page
                                                                                                     ----
1.  Consolidated Financial Statements of Kaiser Group International, Inc. and Subsidiaries
     a.  Report of Independent Accountants ......................................................         F-1
     b.  Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998 ..............         F-2
     c.  Consolidated Statements of Operations for the years ended December 31, 1999,
           1998 and 1997 ........................................................................         F-3
     d.  Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive (Loss)
           for the years ended December 31, 1999, 1998 and 1997 .................................         F-4
     e.  Consolidated Statements of Cash Flows for the years ended December 31, 1999,
           1998 and 1997 ........................................................................         F-5
     f.  Notes to Consolidated Financial Statements .............................................         F-6


2.  Supplemental Schedule Relating to the Consolidated Financial Statements of Kaiser Group
     International, Inc. and Subsidiaries for the years ended December 31, 1999, 1998 and 1997.
     a.  Schedule II: Valuation and Qualifying Accounts  ........................................         S-1

    All Schedules except the one listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.


(b) Exhibits

3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

 Exhibit No. 2--Plan of Acquisition, reorganization, arrangement, liquidation or sucession

2(a) Prospectus and Consent Solicitation contained in the Registration Statement on Form S-4 (Registrant No. 1-12248) filed with the Commission on October 1, 1999)

 Exhibit No. 3--Articles of Incorporation and By-laws of the Registrant

3(a) Restated Certificate of Incorporation of Kaiser Group International, Inc. (restated through June 26, 1993) (Incorporated by reference to Exhibit No. 3(a) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15,
      1993)

      1. Amended Certificate of Incorporation of Kaiser Group International, Inc. (restated through December 27, 1999) (Incorporated by reference to Exhibit A to Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 29, 1999)

      2. Certificate of Ownership and Merger with respect to name change only dated December 27, 1999 (Incorporated by reference to Exhibit 3(a)(2) to Registration Statement on Form 8-A filed with the Commission on April 13, 2000)

3(b) Amended and Restated By-laws of Kaiser Group International, Inc. (as amended through December 27, 1999) (Incorporated by reference to Exhibit 3(b) to Registration Statement on Form 8-A filed with the Commission on April 13, 2000)

Exhibit No. 3--Articles of Incorporation and By-laws of the Subsidiary
Guarantors

3(c) Articles of Incorporation of Cygna Consulting Engineers and Project Management, Inc. (Incorporated by reference to Exhibit No. 3(c) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

3(d) By-laws of Cygna Consulting Engineers and Project Management, Inc. (Incorporated by reference to Exhibit No. 3(d) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

3(e)  Certificate of Incorporation of Kaiser Government Programs, Inc.
     (Incorporated by reference to Exhibit No. 3(e) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

     1. Amended Certificate of Incorporation with respect to name change only filed with the Delaware Secretary of State on August 27, 1999 (Incorporated by reference to Exhibit 3(e)(1) to Registration Statement on Form 8-A filed with the Commission on April 13, 2000)

3(f) By-laws of Kaiser Government Programs, Inc. (Incorporated by reference to Exhibit No. 3(f) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

3(g) Certificate of Incorporation of EDA, Incorporated (Incorporated by reference to Exhibit No. 3(k) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31,
      1998)

3(h) Amended and Restated By-laws of EDA, Incorporated (Incorporated by reference to Exhibit No. 3(l) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31,
      1998)

3(i) Certificate of Incorporation of Global Trade & Investment, Inc. (Incorporated by reference to Exhibit No. 3(o) to Annual Report on Form 10-K (Registrant No. 1-12248 for fiscal year 1997 filed with the Commission on March 31, 1998)

3(j) Amended and Restated By-laws of Global Trade & Investment, Inc. (Incorporated by reference to Exhibit No. 3(p) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(k) Certificate of Incorporation of Kaiser Europe, Inc. (Incorporated by reference to Exhibit No. 3(q) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31,
      1998)

      1. Amended Certificate of Incorporation with respect to name change only filed with the Delaware Secretary of State on September 2, 1999 (Incorporated by reference to Exhibit 3(k)(1) to Registration Statement on Form 8-A filed with the Commission on April 13, 2000)

3(l) By-laws of Kaiser Europe, Inc. (Incorporated by reference to Exhibit No. 3(r) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(m) Certificate of Incorporation of Kaiser / Georgia Wilson, Inc. (Incorporated by reference to Exhibit No. 3(s) to Annual Report on Form 10- K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

      1. Amended Certificate of Incorporation with respect to name change only filed with the Delaware Secretary of State December 27, 1999 (Incorporated by reference to Exhibit 3(m)(1) to Registration Statement on Form 8-A filed with the Commission on April 13, 2000)

3(n) By-laws of Kaiser / Georgia Wilson, Inc. (Incorporated by reference to Exhibit No. 3(t) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(o) Certificate of Incorporation of Kaiser Overseas Engineering, Inc. (Incorporated by reference to Exhibit No. 3(u) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

      1. Amended Certificate of Incorporation with respect to name change only filed with the Delaware Secretary of State on November 10, 1999 (Incorporated by reference to Exhibit 3(o)(1) to Registration Statement on Form 8-A filed with the Commission on April 13, 2000)

3(p) Amended and Restated By-laws of Kaiser Overseas Engineering, Inc. (Incorporated by reference to Exhibit No. 3(v) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(q) Certificate of Incorporation of Kaiser Engineers Pacific, Inc. (Incorporated by reference to Exhibit No. 3(w) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

      1. Amended Certificate of Incorporation with respect to name change only filed with the Nevada Secretary of State on December 8, 1999 (Incorporated by reference to Exhibit 3(q)(1) to Registration Statement on Form 8-A filed with the Commission on April 13, 2000)

3(r) Amended and Restated By-laws of Kaiser Engineers Pacific, Inc. (Incorporated by reference to Exhibit No. 3(x) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

3(s) Certificate of Incorporation of Kaiser Advanced Technology, Inc. (Incorporated by reference to Exhibit No. 3(y) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998) (incorporated by reference to Exhibit E No. 3 (aa) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1997 filed with the Commission on November 16,
      1998)

      1. Amended Certificate of Incorporation with respect to name change only filed with the Idaho Secretary of State on November 15, 1999 (Incorporated by reference to Exhibit 3(s)(1) to Registration Statement on Form 8-A filed with the Commission on April 13, 2000)

3(t) By-laws of Kaiser Advanced Technology, Inc. (Incorporated by reference to Exhibit No. 3(z) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998) (incorporated by reference to Exhibit No. 3 (bb) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1997 filed with the Commission on November 16, 1998)


Exhibit No. 4--Instruments Defining the Rights of Security Holders, including Indentures

4(a) Indenture dated as of January 11, 1994, between ICF Kaiser International, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit No. 4(a) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

      1. First Supplemental Indenture dated as of February 17, 1995 (Incorporated by reference to Exhibit No. 4(a)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1995 filed with the Commission on May 23, 1995)

      2. Second Supplemental Indenture dated September 1, 1995 (Incorporated by reference to Exhibit No. 4(a) (2) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)

      3. Third Supplemental Indenture dated October 20, 1995 (Incorporated by reference to Exhibit No. 4(a)(3) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30,
          1995)

      4. Fourth Supplemental Indenture dated as of March 8, 1996 (Incorporated by reference to Exhibit No. 4 (a)(4) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

      5. Fifth Supplemental Indenture dated as of June 24, 1996 (Incorporated by reference to Exhibit No. 4 (a)(5) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

      6. Sixth Supplemental Indenture dated as of December 3, 1997 (Incorporated by reference to Exhibit No. 4(a)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

      7. Seventh Supplemental Indenture dated as of August 13, 1998. (incorporated by reference to Exhibit No. 4(a)(7) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1997 filed with the Commission on November 16, 1998)

      8. Eighth Supplemental Indenture dated as of April 9, 1999 (incorporated by reference to Exhibit No. 4(a)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the first quarter of fiscal 1999 filed with the Commission on May 17, 1999)

      9. Ninth Supplemental Indenture dated as of June 25, 1999 (incorporated by reference to Exhibit No. 4(a)(9) to Pre-Effective Amendment No.3 on Registration Statement on Form S-4 (Registrant No. 333-82643) filed with the Commission on October 1, 1999)

      10.Form of Tenth Supplemental Indenture with respect to the 12% Senior
          Subordinated Notes due 2003 (incorporated by reference to Exhibit 4(a)(10) to Pre-Effective Amendment No. 3 on Registration Statement on Form S-4 (Registrant No. 333-82643) filed with the Commission on October 1, 1999)

4(b) Form of 12% Senior Subordinated Note due 2003 (Incorporated by reference to Exhibit No. 4(b) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(c) Form of Common Stock Purchase Warrant expiring May 15, 1999 (as amended and restated through January 11, 1994) (Incorporated by reference to Exhibit No. 4(e) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(d) Rights Agreement, dated as of January 13, 1992, between ICF Kaiser International, Inc. and Office of the Secretary, ICF Kaiser International, Inc. as Rights Agent, including (1) Form of Certificate of Designations of Series 4 Junior Preferred Stock; (2) Form of Rights Certificate; and (3) Summary of Rights to Purchase Preferred Stock (Incorporated by reference to Exhibit No. 4(h) to Quarterly Report on Form 10-Q (Registrant No. 0-18025) for the third quarter of fiscal 1992 filed with the Commission on January 14, 1992)

      1. Amendment No. 1 to the Rights Agreement dated as of January 13, 1992. (incorporated by reference to Exhibit 1 to Form 8-K (Registrant No. 1-12248) filed with the Commission on July 6, 1999)

      2. Amendment No. 2 to the Rights Agreement dated as of January 13, 1992. (incorporated by reference to No. 4(k) to Form 8-K (Registrant No. 1-12248) filed with the Commission on October 12, 1999)

4(e) Warrant Agreement dated as of January 11, 1994, between the Registrant and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(c) to Quarterly Report on

          Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1994 filed with the Commission on January 14, 1994)

4(f) Indenture dated as of December 23, 1996, between ICF Kaiser International, Inc. and The Bank of New York, as Trustee, including Guarantees, dated December 23, 1996, by each of the Subsidiary Guarantors (Incorporated by reference to Exhibit No. 4(g) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

          1. First Supplemental Indenture dated as of December 3, 1997 (Incorporated by reference to Exhibit No. 4(a)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

          2. Second Supplemental Indenture dated as of August 13, 1998 (Incorporated by reference to Exhibit No. 4(g)(2) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 1997 filed with the Commission on November 16, 1998)

          3. Third Supplemental Indenture dated as of April 9, 1999 (Incorporated by reference to Exhibit No. 4(f)(3) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the first quarter of fiscal 1999 filed with the Commission on May 17, 1999)

          4. Fourth Supplemental Indenture dated as of June 25, 1999 (Incorporated by reference to Exhibit No. 4(d)(4) to Pre-Effective Amendment No.3 on Form S-4 (Registrant No. 333-82643) filed with the Commission on October 1, 1999)

          5. Fifth Supplemental Indenture dated as of October 5, 1999 (Incorporated by reference to Exhibit No. 4(d)(5) on Form 8-K (Registrant No. 1-12248) filed with the Commission on October 12,
              1999)

4(g) Form of 12% Senior Note due 2003, Series B (Incorporated by reference to Exhibit No. 4(i) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

4(h) Warrant Agreement dated as of December 23, 1996, between ICF Kaiser International, Inc. and The Bank of New York, as Warrant Agent (Incorporated by reference to Exhibit No. 4(j) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

4(i) Form of Warrant expiring December 31, 1999 issued under Warrant Agreement dated as of December 23, 1996 (Incorporated by reference to Exhibit No. 4(k) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

4(j) Form of Certificate of Designation regarding Redeemable Convertible Preferred Stock (Incorporated by reference to Exhibit No. 4(h) to Pre-Effective Amendment No.3 on Form S-4 (Registrant No. 333-82643) filed with the Commission on October 1, 1999)

4(k) Form of Indenture regarding 12% Senior Notes due 2002 (Incorporated by reference to Exhibit No. 4(h) to Pre-Effective Amendment No.3 on Form S-4 (Registrant No. 333-82643) filed with the Commission on October 1, 1999)


Exhibit No. 10 -- Material Contracts

10(a)  Intentionally Omitted.

*10(b) Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996)

*     1.  Amendment No. 1 with the effective date of January 1, 1998.

*     2.  Amendment No. 2 with the effective date of January 1, 1996.

     *3.  Amendment No. 3 dated April 19, 1999.

     *4.  Amendment No. 4 dated May 20, 1999.

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

      2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

      3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10,
          1997)

     *4.    Amendment No. 4 dated April 19, 1999

     *5.    Amendment No. 5 dated May 20, 1999

     *6.    Amendment No. 6 dated August 30, 1999

10(e) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August
      31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)

10(f) Consolidated, Amended and Restated Deed of Lease Agreement between HMCE
      Associates Limited Partnership R.L.L.P. (as Landlord) and ICF Kaiser Hunters Branch Leasing, Inc. (as Tenant), dated November 12, 1997, for the lease of the Registrant's headquarters in Fairfax, Virginia known as Hunters Branch--Phase I (Incorporated by reference to Exhibit No. 10(g) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

10(g) Consolidated, Amended and Restated Deed of Lease Agreement between HMCE
      Associates Limited Partnership R.L.L.P. (as Landlord) and ICF Kaiser Hunters Branch Leasing, Inc. (as Tenant), dated November 12, 1997, for the lease of space in the building adjacent to the Registrant's headquarters in Fairfax, Virginia known as Hunters Branch--Phase II (Incorporated by reference to Exhibit No. 10(h) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

10(h) Contribution Agreement by and among HMCE Associates Limited Partnership
      R.L.L.P.; ICF Kaiser Hunters Branch Leasing, Inc.; and IFA Nutley Partners, LLC dated November 3, 1997 (Incorporated by reference to Exhibit No. 10(i) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

10(i) ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated through March 1, 1996) (Incorporated by reference to Exhibit No. 10(j) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

10(j) Contract (#DE-AC3495RF00825) between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated as of April 4, 1995. [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(k) WAS FILED IN PAPER ON MAY 23, 1995, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION is incorporated herein by reference thereto]

       1. Modifications 1 to 40 to Contract #DE-AC3495RF00825 (Incorporated by reference to Exhibit No. 10(p)(l) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

       2. Modifications 42 to 46 to Contract #DE-AC3495RF00825 (Modification 41 not received) (Incorporated by reference to Exhibit No. 10(p)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

       3. Modifications 47 to 81 to Contract #DE-AC3495RF00825 (Modifications 72 and 78 not received) (Incorporated by reference to Exhibit No. 10(j)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 15, 1999)

10(k) ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

       1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

       2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29,
            1996)

       3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registration No. 333-19519) filed with the Commission on January 10, 1997)

       *4.  Amendment No. 4 dated April 19, 1999

       *5.  Amendment No. 5 dated May 20, 1999

10(l) Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registration No. 33-51460) filed with the Commission on August 31, 1992)

10(m) Asset Purchase Agreement between The IT Group, Inc. and ICF Kaiser International, Inc. dated March 9, 1999 (Incorporated by reference to Exhibit C to Registration Statement on Form 8-K (Registration No. 1-12248) filed with the Commission on April 23, 1999)

10(n) Recapitalization Agreement among ICF Kaiser International, Inc., ICF Consulting Group Holdings, LLC and Clement International Corporation dated May 21, 1999 (Incorporated by reference to Exhibit C to Registration Statement on Form 8-K (Registration No. 1-12248) filed with the Commission on July 15, 1999)

*10(o) Contract between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated January 24, 2000


Exhibit No. 10--Material Contracts (management contracts, compensatory plans, or arrangements.)

10(aa) Agreement dated as of May 19, 1997 with James O. Edwards, Chairman and Chief Executive Officer of the Registrant (Incorporated by reference to Exhibit No. 10(ll) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1997 filed with the Commission on August 14, 1997)

        1. Agreement dated as of November 6, 1998, terminating Mr. Edwards' employment agreement (Incorporated by reference to Exhibit No. 10(aa)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 15, 1999)

10(bb) ICF Kaiser International, Inc. 1998 Compensation (IC) Plan for Senior Executives (adopted by the Board of Directors on February 27, 1998) (Incorporated by reference to Exhibit No. 10(bb) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

10(cc) ICF Kaiser International, Inc. Non-employee Director Stock Option Plan (as amended and restated as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(bb) to Quarterly Report on Form 10-Q (Registrant
        No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

10(dd) Agreement dated as of May 19, 1997 with Marc Tipermas, President and Chief Operating Officer of the Registrant (Incorporated by reference to Exhibit No. 10(mm) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1997 filed with the Commission on August 14, 1997)

        1. Agreement dated as of August 7, 1998terminating Dr. Tipermas' employment agreement (Incorporated by reference to Exhibit No. 10(dd)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 15, 1999)

10(ee) ICF Kaiser International, Inc. Senior Executive Officers Severance Plan as approved by the Compensation Committee of the Board of Directors on April 4, 1994, and adopted by the Board of Directors on May 5, 1994, as further amended through May 1, 1997 (Incorporated by reference to Exhibit No. 10(ee) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

10(ff) Employment Agreement with Thomas P. Grumbly, Executive Vice President of the Registrant, effective as of April 7, 1997 (Incorporated by reference to Exhibit No. 10(ff) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 15, 1999)

        1. Letter dated March 15, 1999, amending Mr. Grumbly's employment agreement (Incorporated by reference to Exhibit No. 10(ff)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 15, 1999)

10(gg) ICF Kaiser International, Inc. Consultants, Agents and Part-Time Employees Stock Plan dated as of June 23, 1995 (Incorporated by reference to Exhibit No. 99 to Registration Statement on Form S-8 Registration No. 33-60665 filed with the Commission on June 28, 1995)

10(hh) ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated through March 1, 1996) (Incorporated by reference to Exhibit No. 10 (j) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

10(ii) Amended Employment Agreement dated as of December 1, 1996, with David Watson, Executive Vice President and President, ICF Kaiser Engineers and Constructors Group of the Registrant (Incorporated by reference to Exhibit No. 10(kk) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

        1. Agreement and Mutual Release dated August 17, 1998, terminating Mr. Watson's employment agreement (Incorporated by reference to Exhibit No. 10(ii)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 15, 1999)

10(jj)  Intentionally Omitted.

10(kk) Employment Agreement with Michael F. Gaffney, Executive Vice President of the Registrant, effective as of January 1, 1997 (Incorporated by reference to Exhibit No. 10(kk) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

        1. Agreement dated March 8, 1999, terminating Mr. Gaffney's employment agreement (Incorporated by reference to Exhibit No. 10(kk)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 15, 1999)

10(ll) Letter Agreement with Cowen Incorporated and Jarrod M. Cohen, dated as of March 13, 1998 (Incorporated by reference to Exhibit No. 10(ll) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998) (Incorporated by reference to Exhibit No. 10(mm) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

10(mm) ICF Kaiser International, Inc. Non-employee Directors Compensation and Phantom Stock Plan as adopted by the Board of Directors on February 28, 1997, with an effective date of March 1, 1997 (Incorporated by reference to Exhibit No. 10(mm) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 15, 1999)

10(nn) Letter Agreement with Tennenbaum & Co., L.L.C. and Michael E. Tennenbaum, dated as of March 13, 1998 (Incorporated by reference to Exhibit No. 10(nn) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

10(oo) Employment Agreement with Keith M. Price, President and Chief Executive Officer of the Registrant, effective as of August 27, 1998 (Incorporated by reference to Exhibit No. 10(oo) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the Third quarter of 1998 filed with the Commission on November 16, 1998)

        1. Terms of Promotion for Keith M. Price effective as of November 4, 1998 (incorporated by reference to Exhibit No. 10(oo)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 15, 1999)

        2. Agreement dated April 27, 1999, terminating Keith M. Price's employment agreement (Incorporated by reference to Exhibit No. 10(oo)(2) to Registration Statement on Form S-4 (Registrant No. 333-82643) filed with the Commission on July 9, 1999)

10(pp) Employment Agreement with James J. Maiwurm, President and Chief Executive Officer of the Registrant, effective as of June 1, 1999 (Incorporated by reference to Exhibit No. 10(oo)(2) to Registration Statement on Form S-4 (Registrant No. 333-82643) filed with the Commission on July 9, 1999)

10(qq) Employment Agreement with S. Robert Cochran, Executive Vice President and President, North America of the Registrant, effective as of June 1, 1999 (Incorporated by reference to Exhibit No. 10(qq) to Registration Statement on Form S-4 (Registrant No. 333-82643) filed with the Commission on July 9, 1999)

10(rr) Employment Agreement with Timothy P. O'Connor, Executive Vice President and Chief Financial Officer of the Registrant, effective as of June 1, 1999 (Incorporated by reference to Exhibit No. 10(rr) to Registration Statement on Form S-4 (Registrant No. 333-82643) filed with the Commission on July 9, 1999)

10(ss) Employment Agreement with Richard A. Leupen, Executive Vice President and President, International of the Registrant, effective as of June 1, 1999 (Incorporated by reference to Exhibit No. 10(ss) to Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 (Registrant No. 333-82643) filed with the Commission on September 3, 1999)

10(tt) Form of Agreement of Release, Consent and Waiver, dated October 5, 1999, between ICF Kaiser International, Inc., T. Rowe Price, Penn Series High Yield Bond Fund, NorthStar Investment Management, and Deutsche Bank (Incorporated by reference to Exhibit 10(tt) to Registration

        Statement on Form 8-K (Registration No. 1-12248) filed with the Commission on October 12, 1999)

*  Exhibits filed as part of this Annual Report on Form 10-K.

   Exhibit No. 21--Consolidated Subsidiaries of the Registrant as of April 14, 2000

   Exhibit No. 23--Consent of PricewaterhouseCoopers, LLP

   Exhibit No. 27--Financial Data Schedule. This schedule contains summary financial information extracted from the consolidated financial statements of Kaiser Group International, Inc. as of December 31, 1999 and 1998 and for the three years ended December 31, 1999 and is qualified in its entirety by reference to such financial statements.

        (c) Reports on Form 8-K

        On March 10, 1999, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that it had signed a letter of intent with CM Equity Partners, L.P., (CMEP) an equity investment firm based in New York City, to sell the ICF Kaiser Consulting Group for $75 million to CMEP and the group's management.

        On April 23, 1999, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that it sold the majority of the active contracts and investments of its Environmental and Facilities Management Group to The IT Group, Inc.

        On May 12, 1999, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that James Maiwurm became CEO and President of the Company, and company veterans Richard Leupen and Bob Cochran would assume new roles as, respectively, President of International Business and President of North America Business.

        On June 10, 1999, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that Chairman of the Board Tony Coelho had resigned from that position and that Mr. Coelho would remain a member of the Board of Directors for a transition period effective June 9, 1999.

        On July 6, 1999, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that it had finalized the sale of its Consulting Group.

        On July 7, 1999, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that it amended its Rights Agreement dated January 13, 1992 that governs its Shareholder Rights Plan effective July 6, 1999.

        On July 16, 1999, the Company filed a Current Report on Form 8-K. Pursuant to Item 2 of its Report, the Company disclosed that it completed the sale of its Consulting Group. Pursuant to Item 7 of its Report, the Company disclosed its Pro Forma financial information and its Recapitalization Agreement among ICF Kaiser International, Inc., ICF Consulting Group Holdings, LLC and Clement International Corporation dated May 21, 1999.

        On October 12, 1999, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that on September 15, 1999, the Company amended its Rights Agreement dated January 13, 1992 that governs its Shareholder Rights Plan. Also pursuant to Item 5 of its Report, the Company disclosed that on October 6, 1999, the Company purchased $14,000,000 of outstanding notes from holders of its $15,000,000 12% Senior Notes due 2003 (the "Notes"). Also, Pursuant to Item 7 of its Report, the Company disclosed its Form of Agreement of Release, Consent and Waiver, dated October 5, 1999, between the Company and T. Rowe Price, Penn Series High Yield Bond Fund, NorthStar Investment Management, and Deutsche Bank.

        On December 29, 1999, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that it filed an Amended Certificate of Incorporation at the close of business on December 27, 1999. The Company changed the name of its principal operating entity to Kaiser Engineers, Inc. and at the same time, the name of the parent company changed to Kaiser Group

International, Inc. The Company's ticker symbol on the New York Stock Exchange became "KSR" at the start of trading on the morning of December 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Kaiser Group International, Inc.
                                               (Registrant)


                                         /s/ James J. Maiwurm
                                       -----------------------------------------
By:                                        James J. Maiwurm, Chairman
                                           President and Chief Executive Officer

Date: April 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(1)  Principal executive officer


    /s/ James J. Maiwurm
    James J. Maiwurm                 Chairman, President and      April 14, 2000
                                     Chief Executive Officer

(2) Principal financial and accounting officer


    /s/ Timothy P. O'Connor
--------------------------------
    Timothy P. O'Connor              Executive Vice President     April 14, 2000
                                     and Chief Financial Officer

(3)  Board of Directors


    /s/ Jarrod M. Cohen
--------------------------------
    Jarrod M. Cohen                  Director                     April 14, 2000


    /s/ James O. Edwards
--------------------------------
    James O. Edwards                 Director                     April 14, 2000


    /s/ Thomas C. Jorling
--------------------------------
    Thomas C. Jorling                Director                     April 14, 2000


   /s/ James J. Maiwurm
--------------------------------
   James J. Maiwurm                  Director                     April 14, 2000


   /s/ Hazel R. O'Leary
--------------------------------
   Hazel R. O'Leary                  Director                     April 14, 2000


   /s/ Keith M. Price
--------------------------------
   Keith M. Price                    Director                     April 14, 2000

   /s/ James T. Rhodes
--------------------------------
   James T. Rhodes                   Director                     April 14, 2000


   /s/ Michael E. Tennenbaum
--------------------------------
   Michael E. Tennenbaum             Director                     April 14, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS



To Board of Directors and
  Shareholders of Kaiser Group International, Inc.:

We have audited the consolidated financial statements and financial statement schedule of Kaiser Group International, Inc. (formerly ICF Kaiser International, Inc.) and Subsidiaries (the Company) listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Group International, Inc and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company experienced significant operating losses in 1998 and 1999, has no revolving credit facility and is negotiating to restructure its outstanding Senior Subordinated Notes totaling $125.0 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
April 14, 2000

--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-K for the year
ended December 31, 1999.                                              Page F - 1

               KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                   ------------------------------
                                                                                       1999             1998
                                                                                   -------------   --------------
                                                                                      (In thousands, except
                                                                                         share amounts)
                            ASSETS

Current Assets
Cash and cash equivalents......................................................       $  26,391        $  15,267
Restricted cash................................................................          16,386            3,041
Contract receivables, net......................................................         158,319          284,078
Prepaid expenses and other current assets......................................           5,350            9,800
Deferred income taxes..........................................................              --           34,673
                                                                                      ---------        ---------
          Total Current Assets.................................................         206,446          346,859
                                                                                      ---------        ---------
Fixed Assets
Furniture, equipment, and leaseholds...........................................          14,224           43,996
Less depreciation and amortization.............................................         (11,403)         (37,411)
                                                                                      ---------        ---------
                                                                                          2,821            6,585
                                                                                      ---------        ---------
Other Assets
Goodwill, net..................................................................          17,581           49,292
Investments in and advances to affiliates......................................          10,040            7,728
Notes receivable...............................................................           6,550               --
Capitalized software development costs.........................................           1,601            5,062
Other..........................................................................           8,524           12,545
                                                                                      ---------        ---------
                                                                                         44,296           74,627
                                                                                      ---------        ---------
          Total Assets.........................................................       $ 253,563        $ 428,071
                                                                                      =========        =========

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Debt currently payable.........................................................       $      --        $  30,729
Accounts payable...............................................................         119,556          189,906
Accrued salaries and benefits..................................................          27,249           37,931
Other accrued expenses.........................................................          26,921           42,864
Deferred revenue...............................................................           9,015           40,011
Income taxes payable...........................................................           6,597            2,147
                                                                                      ---------        ---------
          Total Current Liabilities............................................         189,338          343,588
Long-term Liabilities
Long-term debt.................................................................         124,218          137,488
Other..........................................................................           7,577            9,664
                                                                                      ---------        ---------
          Total Liabilities....................................................         321,133          490,740
                                                                                      ---------        ---------

Commitments and Contingencies

Minority Interest..............................................................           2,333              449
                                                                                      ---------        ---------
Shareholders' Equity (Deficit)
Preferred stock................................................................              --               --
Common stock, par value $.01 per share:
    Authorized--90,000,000 shares
    Issued and outstanding--  23,655,500 and 24,257,828 shares.................             237              242
Additional paid-in capital.....................................................          73,643           75,422
Notes receivable collateralized by common stock................................              --             (638)
Accumulated deficit............................................................        (140,681)        (134,757)
Accumulated other comprehensive (loss).........................................          (3,102)          (3,387)
                                                                                      ---------        ---------
          Total Shareholders' Equity (Deficit).................................         (69,903)         (63,118)
                                                                                      ---------        ---------
          Total Liabilities and Shareholders' Equity (Deficit).................       $ 253,563        $ 428,071
                                                                                      =========        =========


                See notes to consolidated financial statements.

--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-K for the year
ended December 31, 1999.                                              Page F - 2

               KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Year Ended December 31,
                                                                                  ---------------------------------------------
                                                                                     1999             1998             1997
                                                                                  -----------      -----------      -----------
                                                                                     (In thousands, except per share amounts)
Gross Revenue...................................................................   $ 870,267        $ 999,721        $ 926,916
     Subcontract and direct material costs......................................    (579,296)        (717,794)        (621,331)
     Provision for contract losses..............................................          --          (76,210)          (6,900)
     Equity in income of joint ventures and affiliated companies................       4,480            6,045            2,301
                                                                                   ---------        ---------        ---------
Service Revenue.................................................................     295,451          211,762          300,986
Operating Expenses
     Direct labor and fringe benefits...........................................     244,478          217,862          225,471
     Selling, general and administrative........................................      54,052           65,534           63,851
     Depreciation and amortization..............................................       5,269            8,288            8,595
     Restructuring charges......................................................      14,384           17,079               --
                                                                                   ---------        ---------        ---------
Operating Income (Loss).........................................................     (22,732)         (97,001)           3,069
Other Income (Expense)
     Gain on sale of investment.................................................          --               --            1,018
     Interest income............................................................       2,349            1,539            1,750
     Interest expense...........................................................     (21,065)         (20,279)         (18,276)
                                                                                   ---------        ---------        ---------
(Loss) From Continuing Operations Before Income Tax, Minority Interest,
     Extraordinary Item, and Cumulative Effect of Accounting Change.............     (41,448)        (115,741)         (12,439)
        Income tax (expense) benefit............................................      (1,110)          18,606            9,366
                                                                                   ---------        ---------        ---------
(Loss) From Continuing Operations Before Minority Interest, Extraordinary
     Item, and Cumulative Effect of Accounting Change...........................     (42,558)         (97,135)          (3,073)
         Minority interest in net income of subsidiaries........................      (5,184)          (7,698)         (10,867)
                                                                                   ---------        ---------        ---------
(Loss) From Continuing Operations Before Extraordinary Item and
     Cumulative Effect of Accounting Change.....................................     (47,742)        (104,833)         (13,940)
     Income from discontinued operations, net of tax............................       2,335           11,391            8,953
     Gain on sales of discontinued operations, net of tax.......................      40,083               --               --
                                                                                   ---------        ---------        ---------
(Loss) Before Extraordinary Item and Cumulative Effect of
     Accounting Change..........................................................      (5,324)         (93,442)          (4,987)
     Extraordinary items........................................................        (600)          (1,090)              --
                                                                                   ---------        ---------        ---------
(Loss) Before Cumulative Effect of Accounting Change............................      (5,924)         (94,532)          (4,987)
     Cumulative Effect of Accounting Change, net of tax.........................          --           (6,000)              --
                                                                                   ---------        ---------        ---------
Net (Loss)......................................................................   $  (5,924)       $(100,532)       $  (4,987)
                                                                                   =========        =========        =========

Basic and Fully Diluted Earnings (Loss) Per Share:
     Continuing operations, net of tax..........................................   $   (2.00)       $   (4.34)       $   (0.62)
     Discontinued operations, net of tax........................................        1.78             0.47             0.40
                                                                                   ---------        ---------        ---------
     (Loss) Before Extraordinary Item and Cumulative Effect of
          Accounting Change.....................................................       (0.22)           (3.87)           (0.22)
            Extraordinary items.................................................       (0.03)           (0.05)              --
                                                                                   ---------        ---------        ---------
     (Loss) Before Cumulative Effect of Accounting Change.......................       (0.25)           (3.92)           (0.22)
            Cumulative effect of accounting change, net of tax..................          --            (0.25)              --
                                                                                   ---------        ---------        ---------
     Net (Loss) Per Share.......................................................   $   (0.25)       $   (4.17)       $   (0.22)
                                                                                   =========        =========        =========


Weighted average shares for basic earnings (loss) per share.....................      23,823           24,092           22,382
     Effect of dilutive stock options...........................................          --               --               --
                                                                                   ---------        ---------        ---------
Weighted average shares for diluted earnings (loss) per share...................      23,823           24,092           22,382
                                                                                   =========        =========        =========

                See notes to consolidated financial statements.


--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-K for the year
ended December 31, 1999.                                              Page F - 3

               KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                 Common Stock
                            -----------------------
                                                                                             Accumulated
                                                                                             -----------
                                                     Additional                Accumulated      Other
                                                     ----------                -----------      -----
                                                       Paid-in       Notes       Earnings   Comprehensive      Shareholders'
                                                       -------       -----       --------   -------------    ----------------
                              Shares     Par Value     Capital    Receivable    (Deficit)       (Loss)       Equity/(Deficit)
                            -----------  ----------  ----------   ----------    ---------       -----        ----------------
                                                          (In thousands, except share amounts)
Balance, January 1, 1997..  22,311,842        $223      $66,983     $(1,732)    $ (29,238)        $(1,344)         $  34,892
 Net (loss)...............                      --           --          --        (4,987)             --             (4,987)
 Issuances of common
  stock...................     319,300           3          644          --            --              --                647
 Reacquisition of common
  stock...................    (155,238)         (1)        (511)         --            --              --               (512)
 Foreign currency
  translation
  Adjustment..............          --          --           --          --            --          (2,023)            (2,023)
 Other....................          --          --           --        (690)           --              --               (690)
                            ----------        ----      -------     -------     ---------         -------          ---------
Balance, December 31,
 1997.....................  22,475,904         225       67,116      (2,422)      (34,225)         (3,367)            27,327
 Net (loss)...............                      --           --          --      (100,532)             --           (100,532)
 Issuances of common
  stock...................   1,941,446          19        8,856          --            --              --              8,875
 Reacquisition of common
  stock...................    (159,522)         (2)        (550)         --            --              --               (552)
 Foreign currency
 translation
  Adjustment..............          --          --           --          --            --             (20)               (20)
 Other....................          --          --           --       1,784            --              --              1,784
                            ----------        ----      -------     -------     ---------         -------          ---------
Balance, December 31,
 1998.....................  24,257,828         242       75,422        (638)     (134,757)         (3,387)           (63,118)
 Net (loss)...............          --          --           --          --        (5,924)             --             (5,924)
 Issuances of common
  stock...................     145,788           2          106          --            --              --                108
 Reacquisition of
     common stock.........    (748,116)         (7)      (1,885)        638            --              --             (1,254)
 Foreign currency
     translation
  Adjustment..............          --          --           --          --            --             285                285
                            ----------        ----     --------     -------     ---------         -------          ---------
Balance, December 31,
 1999.....................  23,655,500        $237      $73,643     $    --     $(140,681)        $(3,102)         $ (69,903)
                            ==========        ====      =======     =======     =========         =======          =========





               KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
                                 (In thousands)


                                                                      Year Ended December 31,
                                                             -----------------------------------------
                                                                 1999           1998          1997
                                                             -------------  -------------  -----------
Net (Loss)                                                        $(5,924)     $(100,532)     $(4,987)
Other Comprehensive (Loss)
  Foreign currency translation adjustments................            285            (20)      (2,023)
                                                                  -------      ---------      -------
     Total Comprehensive (Loss)...........................        $(5,639)     $(100,552)     $(7,010)
                                                                  =======      =========      =======




                See notes to consolidated financial statements.

               KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Year Ended December 31,
                                                                                              ----------------------------------
                                                                                                1999        1998         1997
                                                                                              ---------  -----------  ----------
                                                                                                       (In thousands)
Operating Activities
 Net (loss).................................................................................  $ (5,924)   $(100,532)  $  (4,987)
 Adjustments to reconcile net  (loss) to net cash (used in)
 provided by operating activities:
  Gain on sale of discontinued operations...................................................   (40,083)          --          --
  Net income of discontinued operations.....................................................    (2,335)     (11,391)     (8,953)
  Depreciation and amortization.............................................................     5,163        8,408       8,701
  Provision for losses......................................................................     3,729       29,679       1,195
  Provision for deferred income taxes  .....................................................   (34,673)     (12,228)     (4,861)
  Charge for cumulative effect of accounting change  .......................................        --        5,000          --
  Note receivable write-off.................................................................       638        1,784          --
  Extraordinary items.......................................................................       600        1,090          --
  Earnings in excess of cash distributions from joint ventures and affiliated companies  ...      (258)      (1,044)        (91)
  Minority interest in net income of subsidiaries  .........................................     5,184        7,698      10,867
  Gain on sale of investment................................................................        --           --      (1,018)
  Changes in operating assets and liabilities, net of acquisitions and dispositions:
   Contract receivables, net................................................................   106,613      (18,843)    (46,366)
   Prepaid expenses and other current assets................................................     4,512          535      (3,799)
   Accounts payable and accrued expenses....................................................   (83,300)      40,552      42,082
   Deferred revenue.........................................................................   (30,996)       3,484      14,698
   Income taxes payable  ...................................................................     4,450        1,129         160
   Other operating activities...............................................................    (1,354)       3,408       3,547
                                                                                              --------    ---------   ---------
           Net cash (used in) provided by continuing operations.............................   (68,034)     (41,271)     11,175
           Net cash provided by discontinued operations.....................................     8,579       11,833      15,016
                                                                                              --------    ---------   ---------
    Net Cash (Used in) provided by Operating Activities.....................................   (59,455)     (29,438)     26,191
                                                                                              --------    ---------   ---------

Investing Activities
 Investments in subsidiaries and affiliates, net of cash acquired...........................        --        3,456      (4,074)
 Sales of subsidiaries and/or investments...................................................   145,041        2,400      17,028
 Purchases of fixed assets..................................................................    (2,113)      (3,580)     (4,621)
                                                                                              --------    ---------   ---------
             Net cash provided by investing activities of continuing operations.............   142,928        2,276       8,333
             Net cash used in investing activities of discontinued operations...............    (4,941)        (914)       (267)
                                                                                              --------    ---------   ---------
    Net Cash Provided by Investing Activities...............................................   137,987        1,362       8,066
                                                                                              --------    ---------   ---------

Financing Activities
 Borrowings under revolving credit facility.................................................    61,855      139,629     104,500
 Principal payments on revolving credit facility............................................   (92,584)    (112,875)   (121,000)
 Cash collateralize letters of credit.......................................................   (12,595)          --          --
 Extinguishment of Senior Notes.............................................................   (12,320)          --          --
 Distribution of income to minority interest................................................    (3,300)     (10,320)    (13,950)
 Change in book overdraft...................................................................    (8,395)       8,395      (2,667)
 Debt issuance costs........................................................................        --       (1,380)       (624)
 Other financing activities.................................................................        --          155         (38)
                                                                                              --------    ---------   ---------
    Net Cash Provided by (Used in) Financing Activities.....................................   (67,339)      23,604     (33,779)
                                                                                              --------    ---------   ---------
Effect of Exchange Rate Changes on Cash.....................................................       (69)        (281)       (708)
                                                                                              --------    ---------   ---------
Increase (Decrease) in Cash and Cash Equivalents............................................    11,124       (4,753)       (230)
Cash and Cash Equivalents at Beginning of Period............................................    15,267       20,020      20,250
                                                                                              --------    ---------   ---------
Cash and Cash Equivalents at End of Period..................................................  $ 26,391    $  15,267   $  20,020
                                                                                              ========    =========   =========

Supplemental cash flow information is as follows:
 Cash payments for interest  ...............................................................  $ 21,065    $  20,051   $  18,649
 Cash payments for income taxes  ...........................................................       820          936         402
 Non-cash transactions:
  Issuance of common stock  ................................................................        44        8,720         434
  Reacquisition of common stock  ...........................................................    (1,254)        (552)       (261)
    Acquisition of promissory notes in exchange for sale of discontinued operation..........     6,550           --          --




                See notes to consolidated financial statements.

               KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Liquidity and Capital Resource Outlook

          The accompanying financial statements have been prepared assuming that Kaiser Group International, Inc. and Subsidiaries ("Kaiser" or "the Company") will continue as a going concern. Significant losses on four large fixed price projects to construct plants to produce nitric acid incurred primarily during 1998 within the Engineering Operations caused the Company to respond to the resulting negative cash flows and to operating losses being experienced within that Group, by implementing a plan designed to significantly restructure operations and restore profitability. In summary, the components of the restructuring plan developed by management and the Board of Directors included:

 .    Divesting operating units and reinvesting the proceeds in the Company to provide working capital necessary to stabilize the retained business activities (Note 4);
 .    Reducing the Company's overhead cost structure that would remain after the divestitures of the operating units referenced above (Note 3); and
 .    Revising the Company's capital structure in order to eliminate barriers to securing new business and improve accessibility to new sources of working capital (Note 9).

          Cash proceeds from the divestitures were subsequently used in part to complete the nitric acid projects and to repay cash borrowings from a revolving line of credit that had been used primarily to fund the project losses as well as working capital needs of the Company's other growing operating units prior to the 1999 divestitures. Also, in 1999, the Company used some of the proceeds from the divestitures to repurchase $14.0 million of $15.0 million in outstanding Senior Notes.

          The Company currently has no working capital facility and is financing working capital shortfalls of its Engineering Operations through the use of the residual cash proceeds from the sale of its Consulting Group completed in June 1999 as well as from distributions from its Kaiser-Hill subsidiary. Based on (i) current expectations for near-term operating results, (ii) its current available cash position and (iii) recent trends and projections in liquidity and capital needs, management believes the Company has sufficient short-term liquidity to bridge current operating needs until the implementation of a modified debt restructuring.

          Actions remaining critical, however, to the Company's long-term liquidity include completing a restructuring of its $125.0 million in outstanding Senior Subordinated Notes prior to the next interest payment due date of June 30, 2000, securing a sufficient working capital facility with acceptable terms, obtaining successful outcomes regarding significant contingent liabilities (Note 15), and marginally improving operating results. Management believes that if these steps can be achieved, the Company will have sufficient liquidity generated by improved operating results, substantially decreased interest expenses and borrowings on its new credit facility to meet its longer-term working capital requirements. The inability of the Company to accomplish a combination of actions described above would have a material adverse effect on the financial condition, operating results, and the business.

          The Company has been engaged in ongoing negotiations with representatives of the holders of its $125.0 million Senior Subordinated Notes and believes it could implement a modified restructuring of those notes. Such a transaction could involve an exchange of Senior Subordinated Notes for a combination of common stock and newly issued preferred stock on terms that would permit the Company to retain available cash and not require a new bank credit agreement. The Company believes such a restructuring would substantially improve its financial condition and provide a basis for ongoing operations and continuation of the Company's turnaround. However, such a restructuring would result in substantial dilution of the equity of existing common stockholders.

          While continuing negotiations with representatives of holders of its Senior Subordinated Notes, the Company has also been exploring other strategic alternatives. Such alternatives could include generating funds for debt restructuring or longer-term objectives and operating needs through divestitures of additional operating assets, replacing the Company's long-term debt, and negotiating additional equity infusions. This evaluation of alternatives is still underway. The Company expects to be able to reach a conclusion with respect to its strategic direction and begin to implement its reorganization prior to the end of the second quarter of 2000.

          The Company expects its financial condition to be materially affected by the implementation of any debt restructuring or strategic alternative. The consummation of either a debt restructuring or other strategic alternatives could be completed through a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. If such a plan were selected as the mechanism for completing the Company's restructuring, the Company expects that it would have the support of the largest holders of its Senior Subordinated Notes and, therefore, be able to implement the plan relatively promptly. Kaiser expects that any such plan would be designed to (i) minimize adverse effects on Kaiser's operations, trade creditors and employees and (ii) result in a financially strengthened and stable organization for purposes of ongoing operations.

          These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the classification of liabilities that might result should the Company not be successful in attempts to enact the critical actions summarized above.


2.   Significant Accounting Policies

          Nature of Operations: The Company provides design, engineering, procurement, and construction and project management services to domestic and international clients in the infrastructure, facilities, metals, mining and industrial markets.

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

          Cash Equivalents and Restricted Cash: The Company considers all highly liquid financial instruments purchased with maturities of three months or less at date of purchase to be cash equivalents. Restricted cash balances consisted of the following at December 31, (in thousands):





                                                                        Page F-6

                                                                               1999           1998
                                                                          --------------  ------------
  Letters of credit collateralized by cash..............................         $13,066        $  600
  Cash balances of wholly owned insurance subsidiary.                              2,570         2,441
  Escrowed cash.........................................................             750            --
                                                                                 -------        ------
                                                                                 $16,386        $3,041
                                                                                 =======        ======

          Fixed Assets: Furniture and equipment are carried at cost or fair value at acquisition if acquired through the purchase of a business, and are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are carried at cost and are amortized using the straight-line method over the remaining lease terms.

          Capitalized Software Development Costs: Certain costs, including consulting expenses and internal labor, incurred to develop major software applications for internal Company use, as well as for external software product sales are capitalized and amortized over the estimated useful or economic lives of the software, respectively. These capitalized costs have been classified with other long term assets. Amortization expense of $307,000 and $1,260,000 was recognized during 1999 and 1998, respectively. Certain elements of capitalized software were sold as part of the asset divestitures in 1999.


                                                                        1999         1998
                                                                     -----------  -----------
                                                                          (In thousands)

  Internal use software  ..........................................      $2,263      $ 7,136
  External use software  ..........................................          --          816
                                                                         ------      -------
     Total capitalized software  ..................................       2,263        7,952
  Accumulated amortization  .......................................       ( 662)      (2,890)
                                                                         ------      -------
                                                                         $1,601      $ 5,062
                                                                         ======      =======

          Goodwill: Goodwill represents the excess of cost of acquired businesses over the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is amortized using the straight-line method over the period for which the Company estimates it will benefit directly from the acquisitions. The range of estimated benefit from the Company's historical acquisitions ranges from five to forty years. The Company periodically evaluates these ranges and the recoverability of goodwill by comparing the estimated future undiscounted operating cash flows for each underlying acquisition to the respective carrying value of goodwill. Management does not believe there has been any impairment in the value of goodwill at December 31, 1999. Accumulated amortization was $8,100,000 and $20,145,000, at December 31, 1999 and 1998,
respectively.

          Income Taxes: Deferred tax assets and liabilities represent the tax effects of differences between the financial statement carrying amounts and the tax bases carrying amounts of the Company's assets and liabilities. These differences are calculated based upon the statutory tax rates in effect in the years in which the differences are expected to reverse. The effect of subsequent changes in tax rates on deferred tax balances is recognized in the period in which a tax rate change is enacted. The Company evaluates its ability to realize future benefit from all deferred tax assets and establishes valuation allowances for amounts that may not be realizable.

          Unless otherwise noted, provisions are not made for U.S. income taxes for the undistributed earnings of the Company's foreign subsidiaries because the Company intends to reinvest such earnings in continuing operations indefinitely. There are no undistributed earnings of foreign subsidiaries for which income taxes have not been provided.

          Concentrations of Credit Risk and Major Customers: The Company maintains cash balances primarily in overnight Eurodollar deposits, investment-grade commercial paper, bank certificates of deposit, and U.S. government securities. The Company grants uncollateralized credit to its customers. Approximately 67% of the Company's contract receivables at December 31, 1999, were from agencies of the U.S. government (see Note 6). The Company also maintains certain project specific insurance policies related to various insurable risks such as certain political risks including embargo, war, and non-payment due to insolvency of the customer. The Department of Energy (DOE) accounted for approximately for 74%, 63%, and 64% of Kaiser's consolidated gross revenue for the year ended December 31, 1999, 1998 and 1997, respectively.

          Recent Accounting Pronouncements: In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5--Reporting on the Costs of Start-Up Activities (SOP 98-5). The SOP requires costs of organization and start-up activities to be expensed as incurred. The Company elected early adoption of SOP 98-5 effective April 1, 1998 and, at that time, reported the cumulative effect of the change as a one-time, non-cash charge of $6,000,000, net of a tax benefit of $2,930,000.

          Reclassifications: Certain reclassifications have been made to the prior-period financial statements contained herein in order to conform to the 1999 presentation.

3.   Restructuring Plan

         Restructuring Charges: In 1998, the Company began implementing the various phases of its overall restructuring plan (Note 1). Correspondingly, total restructuring charges recognized in 1999 and 1998 were $14.4 million and $17.1 million, respectively. The component charges included costs incurred for involuntary employee severance, including a 25% personnel reduction, or approximately 250 employees, of the Company's wholly-owned North American operations and lesser percentage reductions in international operations, facility closure costs associated with closing of marginally profitable office locations, and costs to cease certain operating activities. Facility closure and related costs include disposal costs of equipment, lease restructuring payments, brokers fees and lease termination costs. These charges have been summarized as Restructuring Charges on the Consolidated Statement of Operations and consisted of the following (in thousands):



                                                                              Current Year
                                                                         ----------------------
     1999                                                    January 1,  Provisions     Uses     December 31
     ----                                                    ----------  ----------  ----------  ------------
         Severance..........................................     $4,499     $ 2,211     $ 6,710        $   --
         Investment/goodwill impairments....................         --       3,855       3,855            --
         Debt restructuring activities......................         --       3,690       3,690            --
         Divestiture activities.............................        700       1,335       2,035            --
         Contingency settlements............................         --       1,893       1,893            --
         Facility downsizing/consolidation..................        855       1,400       1,900           355
                                                                 ------     -------     -------        ------
                                                                 $6,054     $14,384     $20,083        $  355
                                                                 ======     =======     =======        ======

     1998
     ----
         Severance..........................................     $   --     $ 7,607     $ 3,108        $4,499
         Divestiture activities.............................         --       1,800       1,100           700
         Contingency settlements............................         --       1,750       1,750            --
         Facility downsizing/consolidation..................         --       5,922       5,067           855
                                                                 ------     -------     -------        ------
                                                                 $   --     $17,079     $11,025        $6,054
                                                                 ======     =======     =======        ======

               As of December 31, 1999, initiatives undertaken as part of the 1999 and 1998 charges relating to the Company's restructuring had been largely completed consistent with the Corporation's original plans and estimates. The amounts recorded in the Consolidated Balance Sheet at December 31, 1999 related to these actions are, in the opinion of management, adequate to complete the remaining initiatives originally contemplated in the 1999 and 1998 charges. While these actions were intended to improve the Company's competitive position, there can be no assurances as to their ultimate success or that additional restructuring actions will not be required.

4.   Divestitures and Acquisitions

Divestitures

          Pursuant to a restructuring plan, the Company divested of several operating units in 1999. The intention to divest of certain operating units qualified the related units as discontinued operations for financial accounting purposes.

     .    Environment and Facilities Management Group (EFM): On April 9, 1999,
the Company sold the majority of the active contracts and investments, and transferred a substantial number of employees of EFM to IT Group, Inc. (IT) for a cash purchase price of $82.0 million, less $8.0 million retained by IT for EFM's working capital requirements. Contracts which were not sold to IT were completed by the Company as of December 31, 1999. Net of income tax expense of $24.5 million, the Company recognized a gain of $12.0 million from the sale.

     .    Consulting Group: On June 30, 1999, the Company sold 90% of its
Consulting Group to CM Equity Partners, L.P. and the Group's management for $64.0 million in cash and $6.6 million in interest bearing notes. The Company retained 10% ownership (Note 7) in the new and independent consulting company, now known as ICF Consulting Group, Inc. Net of income tax expense of $11.4 million, the Company recognized a gain of $30.3 million from that sale.

     The operating results of the EFM and Consulting Groups prior to divestiture have been segregated from the Company's continuing operations and are reported as a separate line item on the Statement of Operations for all periods presented. Details of the net operating results are as follows (in thousands):

                                                                       1999           1998             1997
                                                                   ------------  ---------------  ---------------
               EFM
               ---
               Gross Revenue......................................    $ 34,640         $105,300         $ 88,100
                Subcontracts and materials........................     (20,053)         (53,300)         (34,300)
                                                                      --------         --------         --------
               Service Revenue....................................      14,587           52,000           53,800
               Operating Expenses:
                Direct labor and fringe...........................       7,495           26,600           30,800
                General and administrative........................       5,631           19,800           18,900
                Depreciation & amortization.......................         231               60              100
                                                                      --------         --------         --------
               Operating Income...................................       1,230         $  5,540            4,000
               Income tax expense.................................         595            2,176            1,624
                                                                      --------         --------         --------
               Income from discontinued operations................    $    635         $  3,364         $  2,376
                                                                      ========         ========         ========

               Consulting Group
               ----------------
               Gross Revenue......................................    $ 49,519         $105,400         $ 93,100
                Subcontracts and materials........................     (10,937)         (23,700)         (21,800)
                                                                      --------         --------         --------
               Service Revenue....................................      38,582           81,700           71,300
               Operating Expenses:
                Direct labor and fringe...........................      18,638           38,100           33,300
                General and administrative........................      16,466           29,800           26,100
                Depreciation & amortization.......................         498              700              900
                                                                      --------         --------         --------
               Operating Income...................................    $  2,980         $ 13,100           11,000
               Income tax expense.................................       1,280            5,073            4,423
                                                                      --------         --------         --------
               Income from discontinued operations................    $  1,700         $  8,027         $  6,577
                                                                      ========         ========         ========

     Sale of EDA, Inc. (EDA): Additionally, in August of 1999, the Company sold the majority of the active contracts and transferred selected assets and liabilities associated with this business to Railplan International, Inc. for approximately $1.2 million. The Company recognized a book loss of $2.2 million, net of an income tax benefit of $0.1 million, primarily as a result of the write-off of goodwill associated with this entity, which comprises a portion of the total gain on sale of discontinued operations on the Consolidated Statement of Operations.

     Sale of Gary PCI: In December 1996, the Company sold the majority of its investment in Gary PCI Ltd. L.P. (owners of pulverized coal injection operations) and a related entity and certain related contractual rights for $16.6 million resulting in a $9.4 million pretax gain. The buyer exercised an option on January 5, 1998, to purchase the remaining equity investment for $2.4 million. In 1997, the Company recognized a total pretax gain of $1.0 million, shown as a gain on sale of investment on the Consolidated Statement of Operations, as the carrying value of the option was increased to reflect fair market value.

The sales price for the second installment was included in other current assets in the accompanying 1998 balance sheet and was collected in January of the subsequent year.

Acquisitions:

          ICT Spectrum: On February 17, 1998, the Company's Board of Directors approved the acquisition of ICT Spectrum Constructors, Inc., a construction contractor, based in Boise, Idaho, specializing in construction management of fabrication plants and other facilities for semiconductor and microelectronics customers. Each share of ICT Spectrum stock was exchanged for shares of Kaiser stock, resulting in the issuance of 1.5 million shares of Kaiser common stock and a total purchase price of $8,040,000 (see Note 15. Contingencies). The acquisition of $18.5 million in total assets and $13.7 million in total assumed liabilities accounted for as a purchase, resulted in approximately $4.8 million in goodwill, which is being amortized over 12 years. The purchase was completed on March 19, 1998 and the Company's Consolidated Statement of Operations includes the operating results of the acquired entity from January 1, 1998.

          In December, 1999, the Company and the non-employee former shareholders of ICT Spectrum agreed to amend the applicable agreements in a manner that had the result of reducing the amount of the taxable gain created by former shareholder-employees' involuntary departures from the Company. As permitted by the agreement, the shareholders agreed to allow the Company to retain some of the vested shares as payment of the income tax withholding in lieu of cash. In total, the Company retained 255,669 shares and recorded the transaction as a $1.37 million reduction of goodwill and paid-in-capital.


5. Business Segments and Foreign Operations

          Business Segments: As a result of the 1999 divestitures of the EFM and Consulting groups, the Company now has two reportable segments:

     . the Kaiser-Hill Company, LLC (Kaiser-Hill), the 50%-owned, controlled and consolidated entity which performs and manages the Department of Energy's multibillion-dollar management contract at Rocky Flats;

     . the Engineering Operations Group (E&C) which provides engineering and construction services to commercial and state and local entities in the areas of industry, infrastructure, transportation, and microelectronics;

            These segments are used for internal management purposes primarily because of the similarities in products and services, customers, and regulatory environments. The segment operating results include all activities that had sole direct benefit to the respective segment. Operating activities that are deemed to benefit more than one segment are managed by the Company and are not allocated to the segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Financial data for the segments are as follows (in thousands):


                                                           Kaiser-Hill                      Engineering Operations
    Statements of Operations
    for the years ended December 31,               1999        1998        1997          1999        1998         1997
    --------------------------------            ----------  ----------  ----------    ----------  -----------  ----------
    Gross Revenue............................   $ 643,044   $ 632,600   $ 588,700     $ 227,223    $ 367,121   $ 338,216
     Subcontracts and materials..............    (456,188)   (478,100)   (421,200)     (123,108)    (239,694)   (200,131)
     Provision for contract losses...........          --          --          --            --      (76,210)     (6,900)
     Equity income of affiliates.............          --          --          --         4,480        6,045       2,301
                                                ---------   ---------   ---------     ---------    ---------   ---------
    Service Revenue..........................     186,856     154,500     167,500       108,595       57,262     133,486
    Operating Expenses:
     Direct labor and fringe.................     176,582     138,300     145,500        67,896       79,562      79,971
     Selling, general & administrative.......          --          --          --        54,052       65,534      63,851
     Depreciation/amortization...............          89          --          --         5,180        8,288       8,595
     Restructuring charges...................          --          --          --        14,384       17,079          --
                                                ---------   ---------   ---------     ---------    ---------   ---------
    Operating Income (Loss)..................   $  10,185   $  16,200   $  22,000     $ (32,917)   $(113,201)  $ (18,931)
                                                =========   =========   =========     =========    =========   =========

     Asset information by reportable segment is not reported for any period prior to December 31, 1999 because the Company did not maintain or use such information for internal management purposes prior to the divestitures (Note 4).

          Balance Sheets as of December 31, 1999                    Kaiser-Hill          E&C                Total
          --------------------------------------                   -------------  ------------------  -----------------
          Assets
             Cash and cash equivalents                                  $  5,243           $ 21,148          $  26,391
             Restricted cash                                                  --             16,386             16,386
             Contract receivables, net                                   105,753             52,566            158,319
             Other  current assets                                           126              5,224              5,350
             Other  long-term assets                                         587             46,530             47,117
                                                                        --------           --------          ---------
            Total Assets                                                 111,709            141,854            253,563
                                                                        --------           --------          ---------

          Liabilities
             Accounts payable                                             90,813             28,743            119,556
             Accrued salaries and benefits                                14,717             12,532             27,249
             Other current liabilities                                        --             42,533             42,533
             Other long-term liabilities                                      --            131,795            131,795
                                                                        --------           --------          ---------
            Total liabilities                                            105,530            215,603            321,133
                                                                        --------           --------          ---------

               Net Assets (Liabilities)                                 $  6,179           $(73,749)         $( 67,570)
                                                                        ========           ========          =========


Foreign Operations:   Gross revenue and operating income from foreign operations and foreign assets of all consolidated subsidiaries were as follows as of and for the years ended December 31 (in thousands):

                                                                 1999             1998             1997
                                                            --------------  ----------------  ---------------
          Foreign gross revenue:
               Europe......................................      $ 67,014          $ 89,155         $ 86,937
               Asia-Pacific................................        32,763            31,460           44,871
               Other.......................................         2,001             1,387           25,876
                                                                 --------          --------         --------
                                                                  101,778           122,002          157,684
            Domestic gross revenue.........................       768,489           877,719          769,232
                                                                 --------          --------         --------
                  Total gross revenue......................      $870,267          $999,721         $926,916
                                                                 ========          ========         ========

            Foreign operating income (loss):
               Europe......................................      $  1,911          $ 2 ,106         $ 11,153
               Asia-Pacific................................        (2,636)            2,068            2,209
               Other.......................................        (1,855)          (22,457)             785
                                                                 --------          --------         --------
                                                                   (2,580)          (18,283)          14,147
            Domestic operating income (loss)...............       (20,152)          (78,718)         (17,216)
                                                                 --------          --------         --------
                  Total operating income (loss)............      $(22,732)         $(97,001)        $  3,069
                                                                 ========          ========         ========

            Foreign assets:
               Europe......................................      $ 26,449          $ 42,241         $ 34,900
               Asia-Pacific................................        13,336            18,312           15,071
               Other.......................................         1,844             1,649              833
                                                                 --------          --------         --------
                                                                   41,629            62,202           50,804
            Domestic assets................................       211,934           365,869          348,484
                                                                 --------          --------         --------
                  Total assets.............................      $253,563          $428,071         $399,288
                                                                 ========          ========         ========

6.  Contract Receivables

     Contract receivables consisted of the following at December 31 (in thousands) (the 1998 balances include receivables of EFM and Consulting Group that were divested in 1999):

                                                                      1999       1998
                                                                    --------   --------
       U.S. government agencies:
            Currently due.........................................  $  2,822   $ 20,193
            Retention.............................................       684      3,030
            Unbilled..............................................   105,589    156,025
                                                                    --------   --------
                                                                     109,095    179,248
                                                                    --------   --------
       Commercial clients and state and municipal governments:
            Currently due.........................................    32,466     74,184
            Retention.............................................    13,288     21,267
            Unbilled..............................................    13,064     20,229
                                                                    --------   --------
                                                                      58,818    115,680
                                                                    --------   --------
                                                                     167,913    294,928

       Less allowances for uncollectible receivables..............    (9,594)   (10,850)
                                                                    --------   --------
                                                                    $158,319   $284,078
                                                                    ========   ========

     Unbilled receivables result from revenue that has been earned but not billed. The unbilled receivables can be invoiced at contractually defined intervals -based on the Company's current mix of contract types - the majority is typically billed in the following month. Retention balances are billable at contract completion or upon attainment of other specified contract milestones. Consistent with industry practice, these receivables are classified as current assets. The balance of billed receivables with U.S. government agencies at December 31, 1999 includes $2.0 million in claims to which the Company believes it is entitled, and recovery of which may take more than one year. The Company anticipates that the remaining unbilled receivables will be substantially billed and collected within one year.


7.  Joint Ventures and Affiliated Companies

     The Company has ownership interests in certain unconsolidated corporate joint ventures and affiliated companies. The Company's net investments in and advances to these corporate joint ventures and affiliated companies totaled $10.0 million and $7.7 million at December 31, 1999 and 1998, respectively. The investment increased in 1999 primarily as a result of the Company's sale of its Consulting Group with the retention of a 10% interest The Combined summarized financial information of all of the Company's unconsolidated corporate joint ventures and affiliated companies as of December 31, was as follows (in thousands):

                                              1999      1998      1997
                                            --------  --------  --------
             Current assets...............  $ 36,183  $ 20,390  $ 23,661
             Non-current assets...........    12,983    12,462    10,182
             Current liabilities..........    25,601    21,602    20,479
             Non-current liabilities......    34,093     2,641        --
             Gross revenue................    81,915    24,546    41,285
             Net income...................     5,209     5,318     7,522

     With the intent of significantly restructuring fixed operating leases for the Company's corporate headquarters, the Company paid $1.5 million on November 12, 1997, for a 4% ownership interest in a limited liability company (the LLC) that leases the land and owns the buildings leased primarily by the Company for its corporate headquarters. The Company is committed to make additional annual capital contributions to the LLC totaling $600,000 annually during each of the first three years and $700,000 annually during each of the fourth through ninth years of the LLC. The ownership in the LLC will increase to 16% in fixed annual 2.4% increments in each of the eleventh through fifteenth years of the agreement. Transaction costs totaling $1.7 million were capitalized and will be amortized over the estimated 15-year life of the LLC.


8.  Notes receivable

     The Company accepted two promissory notes as part of the total consideration received in connection with the sale of the Consulting Group in June 1999. Principal payments on an escrowed and

                                                                       Page F-13
non-escrowed note, in the amounts of $3,250,000 and $3,300,000, respectively, are due June 25, 2006. Interest payments of 10.5% are due from the inception of the notes beginning December 31, 2000 and payable semi-annually thereafter. The notes are subject to reduction in the event that certain divestiture-related contingencies are not resolved as originally anticipated in the related sale agreement. The Company believes that the note carrying values at December 31, 1999 approximate fair value.


9.   Debt

     The Company's long-term debt was as follows at December 31 (in thousands) and, net of all current maturities, is due in 2003:

                                                            1999          1998
                                                          --------      --------
          12% Senior Subordinated Notes due 2003.......   $125,000      $125,000
          12% Senior Notes due 2003....................      1,000        15,000
          Revolving credit facility....................         --        30,729
                                                          --------      --------
                                                           126,000       170,729
          Less unamortized discount....................      1,782         2,512
                                                          --------      --------
                                                           124,218       168,217
          Less current maturities......................         --        30,729
                                                          --------      --------
                                                          $124,218      $137,488
                                                          ========      ========

     Background to 1999 developments: In 1998, the Company realized that it was going to incur significant cost overruns on four large fixed-price projects. Due to the significant risks, difficulties and uncertainties involved in estimating the total costs to complete these large fixed price projects, the Company revised and increased the total completed project cost estimates several times in 1998. Given the completion cost uncertainties and the inability to finitely determine the impact of the losses on the Company's liquidity and financing sources, management immediately pursued options for additional financing sources and flexibility. In addition to seeking a replacement working capital facility, the Company's Board of Directors also began considering and pursuing other strategic alternatives, including, but not limited to, the sale of portions of the Company.

     On December 18, 1998, the Company successfully entered into a new revolving credit facility (the Revolver) which offered cash borrowings and letters of credit up to an aggregate of $60 million. Proceeds totaling $25,000,000 from the Revolver were used to repay all outstanding amounts from the former revolving credit facility and the Company wrote off the unamortized balance of the capitalized costs related to the debt facility and recognized an extraordinary charge of $1.1 million.

     After obtaining the Revolver, the Company again increased the estimate of the total nitric acid projects cost overruns it expected to incur by an additional $19 million. This anticipated material adverse change to the Company's financial condition triggered a technical event of default pursuant to the Revolver's terms. Despite the technical default status, the lender permitted the Company to borrow and obtain letters of credit pursuant to all other terms of the Revolver, primarily conditioned on the provision that proceeds from two pending asset sale transactions be used to repay all outstanding cash borrowings. On April 9, 1999, the Company completed the sale of its EFM Group (see Note 4) and used $36 million of the sale proceeds to extinguish outstanding Revolver cash borrowings. The Company then received an amendment to the Revolver (the Amended Revolver) providing for cash borrowing and letters of credit up to an aggregate of $30 million. The Amended Revolver expired on June 30, 1999 - concurrent with the Company's completion of the sale of its Consulting Group. A charge of $0.8 million, net of income taxes, was recognized for the write off of the unamortized balance of capitalized costs incurred to originally obtain the facility. This charge was recognized as an extraordinary charge on the Statement of Operations. Also in connection with the expiration of the Amended Revolver, the Company was required to use $10.0 million of the asset sale proceeds to collateralize certain contract performance guarantee letters of credit that were outstanding under the expired facility. All of the Company's letters of credit remain cash collateralized as of April 14, 2000 and will continue so until such time as the Company can secure a replacement credit facility with sufficient letter of credit capacity.

     On September 30, 1999, the Company reached a debt restructuring agreement in principle with the majority of the holders of its $15.0 million in Senior Notes and $125.0 million in Senior Subordinated Notes. On or about October 1, 1999, the Company commenced an asset sale offer/exchange offer designed to restructure its Notes, including the consummation of the first element of the debt restructuring - using proceeds from completed asset sales to repurchase $14.0 million of its $15.0 million in

                                                                       Page F-14
outstanding Senior Notes for 88% of their face value on October 9, 1999. The Company also paid the accrued interest on the repurchased notes. After adjusting the amount of the repurchase discount by the write off of the unamortized issue discount on the notes and the unamortized balance of capitalized costs incurred to originally issue the notes and costs incurred in the repurchase, the net gain on the repurchase was $0.2 million after related income taxes.

     By November 3, 1999, the Company had received notice of participation in the asset sale offer/exchange offer by the holders of approximately 99% of the principal amount of its $125.0 million Senior Subordinated Notes. On November 4, 1999, the Company obtained the necessary approvals of its common shareholders to be able to effect the proposed restructuring. The detailed elements of the plan are described in the Company's Prospectus dated October 1, 1999. In general terms, the plan contemplated the cash repurchase of at least $35.0 million of the Senior Subordinated Notes and the exchange of 2,600,000 shares of new redeemable convertible preferred stock (liquidation preference of $65.0 million) and up to $25.0 million in new unsecured 15% Senior Notes to be due December 31, 2002 for the balance of the Senior Subordinated Note.

     Consummation of the approved debt restructuring plan was conditioned on the Company's ability to obtain a new bank revolving credit facility satisfactory to the Company and an unofficial committee of the Senior Subordinated Noteholders. The Company was not able to obtain a facility that was compatible with the Company's needs. Due to the fact that the Company could not secure an acceptable credit facility and on continued financial underperformance of it Engineering Operations, on December 31, 1999, the Company paid the scheduled interest payment on the $126.0 million in remaining notes and decided to delay implementation of the proposed debt restructuring and re-open negotiations with its noteholders and potential lenders.

     The Company has remained in ongoing negotiations with representatives of the holders of its Senior Subordinated Notes and believes it can implement a modified restructuring of those Notes. Such a transaction could involve an exchange of Senior Subordinated Notes for a combination of common stock and newly issued preferred stock on terms that would permit the Company to retain available cash and not require a new bank credit agreement. The Company believes that such a restructuring would resolve concerns with respect to its financial condition and provide a basis for ongoing operations and continuation of the Company's turnaround. However, such a restructuring would result in substantially more dilution of the equity of existing common stockholders than the restructuring proposed during the fall of 1999.

     Terms of Senior Notes: The 12% Senior Notes (Senior Notes) are due in 2003, (Senior Notes). Each note unit consists of $1,000 principal amount of 12% Senior Notes, and 7 warrants, each to purchase one share of the Company's common stock at an exercise price of $2.30 per share. The warrants contained certain anti-dilution provisions and expired on December 31, 1999. On December 31, 1999, 28,000 warrants were exercised for proceeds totaling $64,400. Payment of the principal and interest on the Senior Notes are unconditionally guaranteed by 8 of the Company's wholly owned subsidiaries (Note 17).

     Terms of Senior Subordinated Notes: The Senior Subordinated Notes consist of 1,000 units, each consisting of $1,000 principal amount and 4.8 warrants, each to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The warrants expired on December 31, 1998. The Company's obligations under the Subordinated Notes are subordinate to its obligations under the Senior Notes and revolving credit facilities, if any.

     Interest payments are due semiannually on the Senior Notes and the Subordinated Notes (collectively, the Notes). Interest has and will continue to accrue at 13% until the Company achieves and maintains a specified level of earnings. The indentures governing the Notes contain business and financial covenants, including restrictions on additional indebtedness, dividends, acquisitions and certain types of investments, and asset sales.

     At December 31, 1999, the fair value, derived from the average of quoted financial institution market prices, of the Senior Notes and Subordinated Notes was approximately $0.88 million and $57.0 million, respectively. The capitalized balance of the Notes issuance costs totaled $1.9 million and $3.3

                                                                       Page F-15
million, respectively, at December 31, 1999 and 1998, and are being amortized over the terms of the Notes.

     Kaiser Hill Working Capital Facility: Kaiser-Hill had a $50 million receivables purchase facility to support its working capital requirements which expired, on an extended basis, on September 30, 1999. On November 2, 1999, Kaiser-Hill subsequently obtained a revolving credit facility from Bank of America, N.A. that provides for up to $35.0 million in total cash borrowing availability, such outstanding amount not to exceed the sum of eligible portions of Kaiser-Hill's eligible billed and unbilled accounts receivable on the DOE Rocky Flats contract. The facility matures six years from inception. Kaiser-Hill and both owners granted the lender a first lien security interest in all of the ownership and equity interest in Kaiser-Hill and have agreed to cure events of default by Kaiser-Hill on the facility. Interest on advances will accrue at LIBOR-based rates or the higher of the prime or Federal Funds rates. There are no amounts outstanding under the facility at December 31, 1999.


10. Capital Stock

     Notes Receivable Collateralized by Common Stock: Certain former members of senior management had outstanding notes to the Company for which 396,849 shares of the Company's common stock served as the primary collateral. The remaining management with such notes left the employment of the Company in 1999 and 1998 and the related amounts of note principal in excess of the then fair market values of the collateral shares totaling $638,000 and $1,784,000, was expensed in 1999 and 1998, respectively.

     Shareholder Rights Plan: The Shareholder Rights Plan (Rights Plan) provides the Board of Directors (the Board) with the ability to negotiate with a person or group that might, in the future, make an unsolicited attempt to acquire control of the Company. The Rights Plan provides for one Right (Right) for each outstanding share of the Company's common stock. Each right entitles the holder to purchase /1//100 of a share of Series 4 Junior Preferred Stock at a purchase price of $50. The Rights generally may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board. The Rights expire on January 13, 2002.

     Preferred Stock: The Company's authorized capital stock includes 3,100,000 shares of Series 4 Junior Preferred Stock, par value $.01 per share, of which 500,000 shares are reserved for the Shareholder Rights Plan described above. There were no preferred shares issued or outstanding as of December 31, 1999 or 1998.

11. Income Taxes

     The components of net (loss) used to compute the (expense) benefit from continuing operations for income taxes for the years ended December 31 were as follows (in thousands):

                                                              1999         1998          1997
                                                            --------     ---------     --------
     Income (loss) from continuing operations before
      income taxes and minority interests:
        Domestic.........................................   $(40,998)    $(116,431)    $(14,325)
        Foreign..........................................       (450)          690        1,886
                                                            --------     ---------     --------
                                                             (41,448)    $(115,741)    $(12,439)
                                                            ========     =========     ========
     (Expense) benefit for income taxes:
        Federal:
           Current.......................................   $     --     $   6,740     $  4,615
           Deferred......................................      2,094         9,577        4,505
                                                            --------     ---------     --------
                                                               2,094        16,317        9,120
                                                            --------     ---------     --------
        State:
           Current.......................................       (236)        1,190          598
           Deferred......................................     (2,684)        2,598          911
                                                            --------     ---------     --------
                                                              (2,920)        3,788        1,509
                                                            --------     ---------     --------
        Foreign:
           Current.......................................     (1,271)       (1,621)        (764)
           Deferred......................................        987           122         (499)
                                                            --------     ---------     --------
                                                                (284)       (1,499)      (1,263)
                                                            --------     ---------     --------
                                                            $ (1,110)    $  18,606     $  9,366
                                                            ========     =========     ========

     The effective income tax (expense) benefit from continuing operations varied from the federal statutory income tax (expense) benefit because of the following differences (in thousands):

                                                              1999         1998          1997
                                                            --------     ---------     --------
     Income tax benefit computed at federal statutory
       tax rate..........................................   $ 14,092      $ 39,352      $ 4,354
                                                            --------      --------      -------
     Change in (tax) benefit from:
        Goodwill amortization............................       (746)       (1,088)      (1,010)
        Minority interest earnings.......................      1,763         2,617        3,803
        State income taxes...............................      1,703         3,388          981
        Foreign taxes....................................     (1,192)       (2,908)        (316)
        Valuation allowance..............................    (16,236)      (22,031)          --
        Stock redemption.................................        (76)         (646)          --
        Business meals and entertainment.................       (189)         (349)        (220)
        Research and experimentation credits.............         --           491        1,881
        Other............................................       (229)         (220)        (107)
                                                            --------      --------      -------
                                                             (15,202)      (20,746)       5,012
                                                            --------      --------      -------
                                                            $ (1,110)     $ 18,606      $ 9,366
                                                            ========      ========      =======

     The tax effects of the principal temporary differences and carryforwards that give rise to the Company's net deferred tax asset are as follows (in thousands):

                                                              1999      1998
                                                            --------  --------
          Net operating loss carryforwards...............   $ 15,435  $ 25,899
          Reserves for adjustments and allowances........     17,136    23,686
          Vacation and incentive compensation accruals...      2,673     5,264
          Tax credit carryforwards.......................      3,200     3,008
          Restricted stock...............................      2,167     2,669
          Unbilled revenue...............................     (2,220)   (2,616)
          Other..........................................      1,490       408
                                                            --------  --------
                                                              39,881    58,318
          Valuation allowance............................    (39,881)  (23,645)
                                                            --------  --------
                                                            $     --  $ 34,673
                                                            ========  ========

     The Company has net operating loss carryforwards at December 31, 1999 in the amount of $42.0 million for federal purposes which expire by 2018. The Company has $3.2 million of tax credit carryforwards, of which, $1.8 million have no expiration, and $1.4 million expire by 2012. The ability to derive benefit from these carryforwards in the future is dependent on the Company's ability to generate sufficient taxable income prior to the expiration dates.


     The Company provided for an additional valuation allowance in 1999 of $16.2 million, in order to reserve the total amount of the net deferred tax asset, as the Company cannot reasonably predict that the results of its future operations will be sufficient to assure utilization of the tax benefit prior to expiration. In 1998, the Company recognized a valuation allowance sufficient to ensure that the balance of the net deferred tax asset at December 31, 1998 would be completely utilized by the income tax gains that were anticipated from sales of several operating divisions completed in 1999. Upon the consummation of those asset sales in 1999, the entire $34.7 million deferred tax asset was utilized. Approximately $0.8 million and $1.2 million of the valuation allowance at December 31, 1999 and 1998, respectively, is attributed to foreign income tax benefits also not currently assured of realization.


12. Leases

     The Company leases all office space and the majority of all of equipment. In connection with the Company's divestiture of two operating units during 1999, the Company entered into long-term subleases with the buyers for the respective amounts of acquired leased space and equipment. Scheduled annual future minimum payments on prime noncancelable operating leases as well as scheduled annual future minimum receipts on subleases for leases with initial or remaining terms in excess of one year at December 31, 1999 are as follows (in thousands):

                                                   Lease    Sublease
                                                  --------  --------
                    Year                           Amount    Amount
                    ----                          --------  --------
                    2000......................    $ 18,693  $  8,939
                    2001......................      13,293     7,160
                    2002......................      11,520     7,221
                    2003......................      10,411     6,887
                    2004......................       9,404     6,267
                    Thereafter................      64,657    41,780
                                                  --------  --------
                                                  $127,978  $ 78,254
                                                  ========  ========

     The total rental expense for all operating leases was $27,407,000, $28,733,000, and $27,576,000, for the years ended December 31, 1999, 1998, and
1997, respectively. Sublease rental income was $7,161,000, $5,482,000, and $4,617,000 for the years ended December 31, 1999, 1998, and 1997, respectively.


13.  Benefits and Compensation Plans

     Employee Stock Purchase Plan: The Company's Stock Purchase Plan provides for the sale of up to 2.0 million shares of common stock to all eligible employees. Employees may elect to withhold up to 10% of annual base earnings for the purchase of the Company's common stock. Options to purchase shares of common stock are offered quarterly with a purchase price equal to 90% of the lower of the closing market price on the first trading day of the month preceding the quarter or the last trading day of the quarter. During the years ended December 31, 1999, 1998 and 1997, respectively, 70,208, 98,551 and 101,927 shares were sold under the plan. Operation of the Stock Purchase Plan was suspended effective March 31, 1999.

     Fixed Stock Option Plans: A Stock Incentive Plan (Incentive Plan) provides for the issuance of options, stock appreciation rights, restricted shares, and restricted stock units of up to an aggregate of 6.0 million shares of the Company's common stock. Awards are made to employees at the discretion of the Compensation and Human Resources Committee of the Board (Committee). Vesting periods, determined by the Committee, are generally in equal installments over three to six years. At December 31, 1999, 1,104,738 shares were available for grant under this plan.

     On February 28, 1997, the Board of Directors adopted the Non-Employee Directors Compensation and Phantom Stock Plan under which non-employee directors are given phantom stock awards (PSA's). In lieu of option grants, each non-employee director of the Company will be granted a PSA equal to $20,000 worth of common stock on the date of grant. Three years after the PSA grant, the Company will pay each non-employee director, in cash, the value of the shares to which the PSA relates. Any increases in value of the PSA after the date of grant and prior to the cash payment will be expensed in the period of the value increase. PSA's granted in 1999, 1998 and 1997 totaled 388,892, 49,126 and

48,545, respectively, with initial share values of $0.36, $2.85 and $2.06, respectively. Expense associated with this plan of $0, $76,000 and $83,000 was recognized in 1999, 1998 and 1997, respectively.

     The precursor to the above plan was the Non-Employee Directors Stock Option Plan (Non-Employee Plan) which provided each non-employee director of the Company an immediately exercisable option to purchase 3,000 shares of the Company's common stock for each year of service. The Non-Employee Plan does not specify a maximum number of available shares. As of December 31, 1999, there are 135,000 shares of common stock reserved for issuance upon the exercise of options granted under this plan and 60,000 are outstanding. This Plan was suspended following adoption of the Non-Employee Directors Compensation and Phantom Stock Plan.

     The Company's Consultants, Agents, and Part-Time Employees Stock Option Plan (Consultants Plan) provides for the issuance of options or restricted shares of up to 1.0 million shares of the Company's common stock to consultants, agents, and part-time employees. The vesting period is a minimum of one year. In 1999, 1998 and 1997, 0, 100,000 and 200,000 options were granted, respectively. At December 31, 1999, there were 700,000 options available for grant.

     All three active plans provide that the option or grant price is not to be less than the fair market value on the date of grant. Under the Incentive and Non-Employee Directors Plans, an option's maximum term is 10 years. As of December 31, 1999, there have been no options granted under these plans with terms greater than five years. An option's maximum term under the Consultants Plan is five years.

     A summary of stock option activity under all option plans is as follows:

                                                                                       Weighted-Average
                                                                                       ----------------
                                                         Shares        Option Price     Exercise Price
                                                        ---------     --------------    --------------
               Balance, January 1, 1997..............   2,182,931     $1.90 to $9.59         $4.29
                  Granted............................     885,019     $1.91 to $4.00         $2.39
                  Expired............................    (572,961)    $2.23 to $9.59         $5.77
                                                        ---------
               Balance, December 31, 1997............   2,494,989     $1.90 to $6.90         $3.27
                  Granted............................   1,175,500     $1.24 to $2.99         $1.95
                  Expired............................    (659,957)    $1.90 to $6.07         $3.92
                  Exercised..........................        (330)             $2.23         $2.23
                                                        ---------
               Balance, December 31, 1998............   3,010,202     $1.24 to $2.42         $2.62
                  Granted............................      10,000              $1.41         $1.41
                  Expired............................    (629,422)    $1.90 to $4.39         $3.17
                  Exercised..........................          --                            $   -
                                                        ---------
               Balance, December 31, 1999............   2,390,780     $1.24 to $4.41         $2.46
                                                        =========

     Options exercisable at December 31, 1999 and 1998, were 1,412,808 and 1,408,203, respectively. The weighted-average remaining contractual life on options outstanding at December 31, 1999, was 2.4 years. There were no exercisable options outstanding at a price below the fair market value of the Company's common stock at December 31, 1999.

     The following is a summary of fixed stock options outstanding at December 31, 1999:

                                           Options Outstanding                            Options Exercisable
                         ------------------------------------------------------      -----------------------------
                                            Weighted-Average
                                            ----------------
     Range of                                  Remaining          Weighted-Average      Number    Weighted-Average
                            Number             ---------          ----------------      ------    ----------------
  Exercise Prices        Outstanding      Contract Life (years)    Exercise Price    Exercisable   Exercise Price
 ----------------        -----------      ---------------------    --------------    -----------   --------------
      *$1.90                 569,762             2.6 years               $1.34         400,417          $1.35
  $1.90 to $2.50           1,183,285             3.0 years               $2.30         427,017          $2.18
  $2.51 to $3.50             126,347             2.1 years               $2.91          75,175          $2.92
  $3.51 to $4.41             511,386             0.9 years               $4.02         510,199          $4.02

*Less than

     Pro Forma Compensation Cost: Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS No. 123), encourages companies to adopt a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As alternatively provided by SFAS No. 123, however, the Company elects to provide pro forma fair value disclosures for stock-based compensation. Accordingly, had compensation cost been recognized for awards granted under the Company's stock plans during the years ended December 31, 1999, 1998, and 1997, respectively, the pro-forma net loss would have been $(6.1)
                                                                       Page F-19
million, [$(0.26) per share], $(101.3) million, [$(4.20) per share], and $(5.7)
million, [$(0.26) per share]. These per share amounts reflect basic and diluted earnings per share.

     The fair value of each option grant under the fixed-price option plans and the fair value of the employees' purchase rights under the employee stock purchase plan are estimated on the date of grant for pro forma computations using the Black-Scholes option-pricing model. The dividend yield was assumed to be zero for both periods below. The weighted-average of all other significant assumptions and weighted-average fair value of grants made during the years ended December 31 are as follows:

                                                 Fixed Stock Option Plan:            Employee Stock Purchase Plan:
                                          -----------------------------------     ------------------------------------
      Assumptions                           1999          1998         1997         1999          1998         1997
      -----------                         ---------    ---------    ---------     ---------     ---------   ----------
           Volatility....................     128.3%        71.6%        61.4%        128.3%         71.6%       61.4%
           Risk-free interest rate.......       5.5%         5.2%         6.2%          5.1%          4.7%        5.1%
           Expected lives................ 5.0 years    5.0 years    5.0 years     0.3 years     0.3 years   0.3 years
      Fair value of grants...............    $ 1.22        $1.20        $1.22         $0.05         $0.36       $1.40

     Retirement Benefits Plans: The Company sponsors several retirement benefit plans covering substantially all employees who meet minimum length of service requirements. These plans include a defined-contribution retirement plan that provides for contributions by the Company based on a percentage of covered compensation, and a 401(k) Plan that allows employees to defer portions of their salary, subject to certain limitations. Total expense for these plans for the years ended December 31, 1999, 1998, and 1997, was $3,880,000, $6,970,000, and
$6,784,000, respectively. As of December 31, 1999, the Retirement Plan, 401(k) Plan, and a discontinued Employee Stock Ownership Plan owned 806,660, 482,653, and 1,289,313 shares, respectively, of the Company's common stock.

     Collective Bargaining Agreements: Certain of the Company's employees are covered by union-sponsored, collectively bargained, multi-employer benefit plans. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. Pension expense for these plans was $454,000, $413,000, and $482,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

     Postemployment Benefit Plan: The Company also continues to fulfill the provisions of a previously curtailed plan which provides certain medical and dental benefits to a group of former retirees. The benefits, which are limited to a fixed amount, are funded to an insurance company as participants' insurance claims are reimbursed. The benefit cost for this curtailed plan for the years ended December 31 consisted of the following (in thousands):

                                                          1999    1998    1997
                                                          -----  ------  ------
               Interest cost............................  $ 315   $ 359   $ 412
               Amortization of transition obligation....    980     980     980
               Amortization of unrecognized net gain....   (627)   (591)   (563)
                                                          -----   -----   -----
               Net benefit charge.......................  $ 668   $ 748   $ 829
                                                          =====   =====   =====

     Because there are no new participants in this plan, there is no current service cost. The change in the status of the plan as of December 31 was as follows (in thousands):

                                                               1999     1998
                                                              -------  -------
          Benefit obligation at January 1,..................  $ 4,879  $ 5,508
             Service cost...................................       --       --
             Interest cost..................................      315      359
             Benefits paid..................................     (688)    (740)
             Actuarial gain.................................     (508)    (248)
                                                              -------  -------
          Benefit obligation at December 31,................    3,998    4,879
             Unamortized transition obligation..............   (7,507)  (8,487)
             Unrecognized net gain..........................    5,801    5,920
                                                              -------  -------
          Net benefit obligation liability at December 31,..  $(2,292) $(2,312)
                                                              =======  =======

     The discount rate for both 1999 and 1998 was 7%. The 1999 health-care cost trend rate is 5%, effective until 2013 when the cost will be in excess of the Company's maximum obligation. If the trend rate were increased by 1% for each year, the benefit obligation as of December 31, 1999 would increase by approximately $115,000 or 3%. The transition obligation is being amortized over
14.5 years.


14. Earnings Per Share

     Basic EPS excludes dilution and is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted EPS includes the weighted-average effect of dilutive securities outstanding during the period. Summary information of other common stock equivalents not included in the 1999, 1998 and 1997 per share calculations because of their anti-dilutive impact is as follows:

                                               Weighted-
                                               ---------
                             Number of          Average
                             ---------          -------
      Year Ended            Other Common       Remaining         Range of        Weighted-Average
      ----------            ------------       ---------         --------        ----------------
     December 31,        Stock Equivalents   Contract Life    Exercise Prices     Exercise Price
     ------------        -----------------   -------------    ---------------     --------------
        1999....              2,390,780        2.4 years        $1.24 - $4.41         $2.46
        1998....              3,390,290        2.5 years        $1.24 - $6.87         $2.96
        1997....              3,475,077        2.1 years        $1.90 - $6.90         $3.83

The amounts in the table are exclusive of common shares that would be issued in the future based on the outcome of the ICT Spectrum acquisition contingency discussed in Note 15.


15. Contingencies

     Bath Contingency: In March 1998, the Company entered into a $187 million maximum price contract with Bath Iron Works to construct a ship building facility. In May 1998, the Company subsequently learned that estimated costs to perform the contract as reflected in actual proposed subcontracts were approximately $30 million higher than the cost estimates originally used as the basis for contract negotiation between the Company and the customer. After learning this, the Company advised the customer that it was not required to perform the contract in accordance with its terms as a result of a mutual mistake among them in negotiating that contract. In October 1998, the customer presented an initial draft of a claim against the Company requesting payment for estimated damages and entitlements pursuant to the terminated contract. The customer has also subsequently asserted a claim based on alleged differing site conditions that allegedly should have been identified by the Company. In March 2000, Bath filed a combined claim against the Company in U.S. District Court in the District of Maine requesting payment for $38 million. The Company continues to object to the Bath's allegations and is vigorously defending its position. Although no resolution has been reached management has recorded a provision in the financial statements for the Company's proposed settlement of the non-insured portion of this claim.

     Acquisition Contingency: The Kaiser common shares exchanged for the stock of ICT Spectrum in the March, 1998 acquisition, carry the guarantee that the fair market value of each share of stock will reach $5.36 by March 1, 2001. In the event that the fair market value does not attain the guaranteed level, the Company is obligated to make up the shortfall either through the payment of cash or by issuing additional shares of common stock with a total value equal to the shortfall, depending upon the

Company's preference. Pursuant to the terms of the Agreement, however, the total number of contingently issuable shares of common stock cannot exceed an additional 1.5 million shares.

     In December, 1999, the Company and certain former Company employees and shareholders of ICT Spectrum agreed to amend the applicable agreements in a manner that had the result of reducing the amount of the taxable gain created by former shareholder-employees' involuntary departures from the Company. As permitted by the agreement, the shareholders agreed to allow the Company to retain some of the vested shares as payment of the income tax withholding in lieu of cash. In total, the Company retained 255,669 shares and recorded the transaction as a $1.37 million reduction of goodwill and paid-in-capital.

     Given that the quoted fair market value of the Company's common stock at December 31, 1999 was $0.37 per share, and that the Company's current debt instruments restrict the amount of cash that can be used for acquisitions, the assumed issuance of an additional 1.5 million shares (now adjusted downward by the 255,669 retained shares to 1,244,331 shares) would not completely extinguish the remaining purchase price contingency. In this event, the Company will need to fund the contingency in cash and would need to obtain an amendment to current debt instruments or replace them in order to complete a cash fill-up. Any future distribution of cash or common stock would be recorded as a charge to the Company's paid-in-capital.

     Until the earlier of the contingent purchase price resolution or March 1, 2001, any additional shares assumed to be issued because of shortfalls in fair market value will be included in the Company's diluted earnings per share calculations, unless they are antidilutive. The exchanged shares also contain restrictions preventing their sale prior to March 1, 2001.

     On March 29, 1999, one ex-ICT Spectrum shareholder, individually and on behalf of all others similarly situated, filed a class action lawsuit alleging false and misleading statements made in a private offering memorandum, and otherwise, in connection with the Company's acquisition of ICT Spectrum in 1998. The Company subsequently filed a motion to dismiss the case. On March 14, 2000, the court ordered the defendant to address certain claim deficiencies. Upon receipt of the claim amendments, the court is expected to complete the ruling relative to the Company's motion.

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

     Prior to the divestitures of its EFM and Consulting Groups, the Company had a substantial number of cost-reimbursement contracts by the applicable U.S. government agency, the costs of which are subject to audit and adjustment by the U.S. government. As a result of pending audits related to fiscal years 1986 forward, the government has asserted, among other things, that certain costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. The Company is actively working with the government to resolve these issues. The Company has provided for its estimate of the potential effect of issues that have been quantified, including its estimate of disallowed costs for the periods currently under audit and for periods not yet audited. Neither the government nor the Company, however, has quantified many of the issues, and others are qualitative in nature, and their potential financial impact, if any, is not quantifiable by the government or the Company at this time. The adequacy of provisions for reserves is reviewed periodically as progress with
                                                                       Page F-22
the government on such matters ensues.

     Contract warranties and performance guaranty contingencies: In the course of the Company's normal business activities, many of its contracts contain provisions for warranties and performance guarantees. As progress on contracts ensues, the Company regularly updates the estimates of the costs to perform such contingencies and reserves a proportionate amount of the total related contract value until such time as the contingency is resolved.


16. Selected Quarterly Financial Information (Unaudited)

                                                                          Fourth      Third     Second      First
                                                                          ------      -----     ------      -----
Year Ended December 31, 1999                                              Quarter    Quarter    Quarter    Quarter
----------------------------                                             ---------  ---------  ---------  ---------
 Gross revenue.........................................................   $170,363   $254,527   $219,880   $225,497
 Service revenue.......................................................     96,933     71,085     63,274     64,159
 Operating income (loss)...............................................    (13,590)     2,773    (10,095)    (1,820)
     income (loss) from continuing operations before
     extraordinary item and cumulative effect of
      accounting change................................................    (14,767)    (5,873)   (18,809)    (8,293)
  Income (loss) from discontinued operations............................       178         --       (417)     2,574
  Gain (loss) on sale of discontinued operations.......................     (6,156)    (2,516)    48,755         --
      income (loss) before extraordinary item and
        cumulative effect of accounting change.........................    (23,261)    (5,873)    29,529     (5,719)
  Net income (loss)....................................................    (23,163)    (5,873)    28,831     (5,719)

Basic and fully diluted per share amounts for:
   Income (loss) from continuing operations before extraordinary
       item and cumulative effect of accounting change.................   $  (0.73)  $  (0.14)  $  (0.79)  $  (0.34)
   Discontinued operations.............................................      (0.24)     (0.11)      2.03       0.10
                                                                          --------   --------   --------   --------
   Income (loss) before extraordinary item and
       Cumulative effect of accounting change..........................      (0.98)     (0.25)      1.24      (0.24)
   Extraordinary item..................................................         --         --       (.03)        --
   Cumulative effect of accounting change..............................         --         --         --         --
                                                                          --------   --------   --------   --------
   Net income (loss)...................................................   $  (0.97)  $  (0.25)  $   1.21   $  (0.24)
                                                                          ========   ========   ========   ========

                                                                          Fourth      Third     Second      First
                                                                          ------      -----     ------      -----
Year Ended December 31, 1998                                              Quarter    Quarter    Quarter    Quarter
----------------------------                                             ---------  ---------  ---------  ---------
  Gross revenue........................................................   $244,825   $234,928   $263,129   $256,839
  Service revenue......................................................     56,461     47,176     33,593     74,532
  Operating income (loss)..............................................    (25,796)   (36,326)   (39,227)     4,348
             (loss) from continuing operations before
    extraordinary item and cumulative effect of
    accounting change..................................................    (29,989)   (41,166)   (31,612)    (2,050)
  Income from discontinued operations..................................      4,061      2,875      1,944      2,495
      income (loss) before extraordinary item and
    cumulative effect of accounting change.............................    (25,928)   (38,291)   (29,668)       445
  Net income (loss)....................................................    (27,018)   (38,291)   (35,668)       445

  Basic and fully diluted per share amounts for:
      Income (loss) before discontinue operations,
        Extraordinary item and cumulative effect of
          accounting change............................................   $  (1.26)  $  (1.70)  $  (1.31)  $  (0.08)
      Discontinued operations..........................................       0.18       0.12       0.08       0.10
                                                                          --------   --------   --------   --------
  Income (loss) before extraordinary item and
      Cumulative effect of accounting change...........................      (1.08)     (1.58)     (1.23)      0.02
        Extraordinary item.............................................      (0.05)        --         --         --
        Cumulative effect of accounting change.........................         --         --       (.25)        --
                                                                          --------   --------   --------   --------
      Net income (loss)................................................   $  (1.13)  $  (1.58)  $  (1.48)  $   0.02
                                                                          ========   ========   ========   ========

The Company recognized the following significant 1999 fourth quarter adjustments:

 .   Due to the January 24, 2000, award to the Kaiser-Hill subsidiary, of the new
    Rocky Flats contract, effective February 1, 2000, certain remaining performance elements contained in the original contract were shifted into the new contract and the DOE essentially terminated the original contract. Since the Company had been recognizing the performance fee of the original contract using the percentage of completion basis and since performance elements were shifted out of the original contract, the Company had to revise its estimate of its earnings under the original contract. The downward revision, due to the shift in performance elements from the original contract (terminated as of January 31, 2000) to the new contract, caused the Company to reverse previously recognized revenue of $5.2 million. This adjustment merely reflects a change in the timing of when Kaiser-Hill will earn this revenue.

 .   The Company expensed approximately $4.0 million in professional fees incurred during 1999 in connection with efforts to restructure its outstanding Notes and with other efforts associated with the Company's reorganization. Prior to the fourth quarter, these costs had been capitalized on the balance sheet pending the completion of the related debt restructuring and reorganization.

 .   The Company's Engineering Operations operating performance during the fourth quarter was down due to the near completion of certain foreign projects during the third quarter of 1999 without replacement projects of similar magnitude.

 .   The Company finalized its accounting for the divestitures of its EFM and
    Consulting Groups (Note 4) during the fourth quarter and recorded a reduction to the gain on the sales of $6.2 million primarily for the income tax effects of the transactions and for the write-off of additional divested assets.


17. Guarantor Subsidiaries

     Pursuant to SEC rules regarding publicly held debt, the Company is required to provide financial information for wholly owned subsidiaries of Kaiser Group International, Inc. (Subsidiary Guarantors) which unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Senior Subordinated Notes and Series B Senior Notes. The Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc; Kaiser Government Programs, Inc; Global Trade & Investment, Inc; Kaiser Europe, Inc; Kaiser/Georgia Wilson, Inc; Kaiser Overseas Engineering, Inc; EDA Incorporated, Inc.; Kaiser Engineers Pacific, Inc; and Kaiser Advanced Technology, Inc.

     Kaiser Remediation Company, a former Guarantor, was included in the sale of the EFM Group to IT on April 9, 1999, Systems Applications International, Inc., also a former Guarantor, was included in the sale of the Consulting Group on June 30, 1999 and the majority of the assets of EDA Incorporated, Inc. were sold in an unrelated transaction on August 13, 1999. The guarantor information has been updated to reflect these transactions.

     Condensed consolidating financial information for Kaiser Group International, Inc. (Parent Company), the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries follow on pages F-25-29. The information, except for the December 31, 1999 condensed consolidating balance sheet, is unaudited.

     Investments in subsidiaries have been presented using the equity method of accounting. The Company does not have a formal tax-sharing arrangement with its subsidiaries and has allocated taxes to its subsidiaries based on the Company's overall effective tax rate.

               KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1999
                                 (In thousands)

                                                                                                                  Kaiser Group
                                                    Parent       Subsidiary     Non-Guarantor                  International, Inc.
                                                   Company       Guarantors     Subsidiaries     Eliminations     Consolidated
                                                --------------  -------------  ---------------  --------------  -----------------
                    ASSETS
Current Assets
Cash and cash equivalents.....................      $  11,472       $  8,008        $   6,911       $      --          $  26,391
Restricted cash  .............................         13,816             --            2,570              --             16,386
Contract receivables, net  ...................         (3,698)       106,841           55,176              --            158,319
Intercompany receivables, net  ...............        194,308         17,466         (211,774)             --                 --
Prepaid expenses and other current assets  ...            554            949            3,847              --              5,350
                                                    ---------       --------        ---------   -------------          ---------
Total Current Assets  ........................        216,452        133,264         (143,270)             --            206,446
                                                    ---------       --------        ---------   -------------          ---------

Fixed Assets
Furniture, equipment, and leasehold
   improvements  .............................          3,520          1,115            9,589              --             14,224
Less depreciation and amortization  ..........         (3,057)        (1,013)          (7,333)             --            (11,403)
                                                    ---------       --------        ---------   -------------          ---------
                                                          463            102            2,256              --              2,821
                                                    ---------       --------        ---------   -------------          ---------
Other Assets
Goodwill, net  ...............................             --          3,029           14,552              --             17,581
Investment in and advances to affiliates  ....       (144,683)             1            8,844         145,878             10,040
Notes receivable  ............................          6,550             --               --              --              6,550
Capitalized software development costs  ......          1,601             --               --              --              1,601
Other  .......................................          3,403            587            4,534              --              8,524
                                                    ---------       --------        ---------   -------------          ---------
                                                     (133,129)         3,617           27,930         145,878             44,296
                                                    ---------       --------        ---------   -------------          ---------
Total Assets  ................................      $  83,786       $136,983        $(113,084)       $145,878          $ 253,563
                                                    =========       ========        =========   =============          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued
   expenses  .................................      $  21,587       $ 94,542        $  30,348       $      --          $ 146,477
Accrued salaries and employee benefits  ......        (11,788)        17,126           21,911              --             27,249
Other  .......................................         11,956         (2,382)           6,038              --             15,612
                                                    ---------       --------        ---------   -------------          ---------
Total Current Liabilities  ...................         21,755        109,286           58,297              --            189,338

Long-term Liabilities
Long-term debt, less current portion  ........        124,217             --                1              --            124,218
Other  .......................................          4,781             --            2,796              --              7,577
                                                    ---------       --------        ---------   -------------          ---------
Total Liabilities  ...........................        150,753        109,286           61,094              --            321,133
                                                    ---------       --------        ---------   -------------          ---------

Minority interests in subsidiaries  ..........             --          2,333               --              --              2,333

Shareholders' equity
Common stock  ................................            227          6,809              114          (6,913)               237
Additional paid-in capital  ..................         73,644          2,372           48,266         (50,639)            73,643
Accumulated earnings (deficit)  ..............       (140,838)        16,545         (219,818)        203,430           (140,681)
Accumulated other comprehensive (loss)  ......             --           (362)          (2,740)             --             (3,102)
                                                    ---------       --------        ---------   -------------          ---------
Total Shareholders' Equity (Deficit)  ........        (66,967)        25,364         (174,178)        145,878             69,903
                                                    ---------       --------        ---------   -------------          ---------
Total Liabilities and Shareholders' Equity
   (Deficit)  ................................      $  83,786       $136,983        $(113,084)      $ 145,878          $ 253,563
                                                    =========       ========        =========   =============          =========

               KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (In thousands)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                   Parent    Subsidiary   Non-Guarantor
Year Ended December 31, 1999                       Company   Guarantors    Subsidiaries   Eliminations  Consolidated
------------------------------------------------  ---------  -----------  --------------  ------------  -------------

Gross Revenue...................................  $  5,575    $ 670,295       $ 194,397        $    --     $ 870,267
      Subcontract and direct material costs  ...    (5,250)    (471,838)       (102,208)            --      (579,296)
      Equity in income of affiliates  ..........   (74,208)          --           7,476         71,212         4,480
                                                  --------    ---------       ---------        -------     ---------
Service Revenue  ...............................   (73,883)     198,457          99,665         71,212       295,451
Operating Expenses
      Operating expenses  ......................    (6,918)     185,358         120,090             --       298,530
      Depreciation and amortization  ...........     1,651          828           2,790             --         5,269
      Restructuring charges  ...................     8,270        1,599           4,515             --        14,384
                                                  --------    ---------       ---------        -------     ---------
Operating Income (Loss)  .......................   (76,886)      10,672         (27,730)        71,212       (22,732)
Other Income (Expense)
      Interest income  .........................     1,328          548             473             --         2,349
      Interest expense  ........................    (1,328)      (1,639)        (18,098)            --       (21,065)
                                                  --------    ---------       ---------        -------     ---------
Income (Loss) From Continuing Operations
    Before Income Taxes, Minority Interest,
    Extraordinary Item    ......................   (76,886)       9,581         (45,355)        71,212       (41,448)
      Income tax (expense) benefit  ............   (13,021)      (3,784)         15,695             --        (1,110)
                                                  --------    ---------       ---------        -------     ---------
Income (Loss) From Continuing Operations Before
 Minority Interest, and Extraordinary Item......   (89,907)       5,797         (29,660)        71,212       (42,558)
       Minority interest in net income of
       subsidiaries  ...........................        --       (5,184)             --             --        (5,184)
                                                  --------    ---------       ---------        -------     ---------
Income (Loss)From Continuing Operations
     Before Extraordinary Item, and Cumulative
     Effect of Accounting Change  ..............   (89,907)         613         (29,660)        71,212       (47,742)
         Income from discontinued operations,
          net of tax............................        --           --           2,335             --         2,335
         Gain on sales of discontinued
          operations, net of tax................    84,583       (2,690)        (41,810)            --        40,083
                                                  --------    ---------       ---------        -------     ---------
Income (Loss) Before Extraordinary Item   ......    (5,324)      (2,077)        (69,135)        71,212        (5,324)
        Extraordinary item, net of tax  ........      (600)          --              --             --          (600)
                                                  --------    ---------       ---------        -------     ---------
Net Income (Loss)  .............................  $ (5,924)   $  (2,077)      $ (69,135)       $71,212     $  (5,924)
                                                  ========    =========       =========        =======     =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                       Parent    Subsidiary   Non-Guarantor
Year Ended December 31, 1999                          Company    Guarantors    Subsidiaries   Eliminations  Consolidated
---------------------------------------------------  ----------  -----------  --------------  ------------  -------------

Net Cash Provided by (Used in)
 Operating Activities  .........................      $(65,511)     $ 7,513         $(1,457)   $        --      $(59,455)
                                                      --------      -------         -------   ------------      --------
Investing Activities
  Cash proceeds from divestitures  .............       140,100           --              --             --       140,100
  Purchases of fixed assets  ...................        (1,492)         (17)           (604)            --        (2,113)
                                                      --------      -------         -------   ------------      --------
     Net Cash Provided by (Used in)
                                                       138,608          (17)           (604)            --       137,987
       Investing Activities  ...................      --------      -------         -------   ------------      --------

Financing Activities
  Borrowings under credit facility  ............        61,855           --              --             --        61,855
  Principal payments on credit facility  .......       (92,584)          --              --             --       (92,584)
  Cash collateral for performance guarantees  ..       (12,595)          --              --             --       (12,595)
  Change in book overdraft  ....................        (8,395)          --              --             --        (8,395)
  Extinguishment of debt .......................       (12,320)          --                                      (12,320)
  Distribution of income to minority interest...            --       (3,300)             --             --        (3,300)
                                                      --------      -------         -------   ------------      --------
     Net Cash Provided by (Used in)
       Financing Activities  ...................       (64,039)      (3,300)             --             --       (67,339)
                                                      --------      -------         -------   ------------      --------
Effect of Exchange Rate Changes on Cash  .......            --           --             (69)            --           (69)
                                                      --------      -------         -------   ------------      --------
Increase (Decrease) in Cash and Cash
 Equivalents  ..................................         9,058        4,196          (2,130)            --        11,124
Cash and Cash Equivalents at Beginning
 of Period  ....................................         2,414        3,812           9,041             --        15,267
                                                      --------      -------         -------   ------------      --------
Cash and Cash Equivalents at End of Period  ....      $ 11,472      $ 8,008         $ 6,911    $        --      $ 26,391
                                                      ========      =======         =======   ============      ========

               KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1998
                                 (In thousands)


                                                      Parent    Subsidiary   Non-Guarantor
                                                     Company    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                    ----------  -----------  --------------  -------------  -------------
                      ASSETS
Current Assets
Cash and cash equivalents  .......................  $   2,414     $  3,812       $   9,041       $     --      $  15,267
Restricted cash  .................................        600           --           2,441             --          3,041
Contract receivables, net  .......................     (5,283)     132,758         156,603             --        284,078
Intercompany receivables, net  ...................    184,700       12,311        (197,011)            --             --
Prepaid expenses and other current assets  .......      1,585          422           7,793             --          9,800
Deferred income taxes  ...........................     30,367        3,245           1,061             --         34,673
                                                    ---------     --------       ---------   ------------      ---------
Total Current Assets  ............................    214,383      152,548         (20,072)            --        346,859
                                                    ---------     --------       ---------   ------------      ---------

Fixed Assets
Furniture, equipment, and leasehold
 improvements  ...................................      4,589        1,495          37,912             --         43,996
Less depreciation and amortization  ..............     (4,040)      (1,258)        (32,113)            --        (37,411)
                                                    ---------     --------       ---------   ------------      ---------
                                                          549          237           5,799             --          6,585
                                                    ---------     --------       ---------   ------------      ---------
Other Assets
Goodwill, net  ...................................         --        8,745          40,547             --         49,292
Investment in and advances to affiliates  ........    (64,556)          14           6,494         65,776          7,728
Capitalized software development costs  ..........      4,296                          766                         5,062
Other  ...........................................      4,910          523           7,112             --         12,545
                                                    ---------     --------       ---------   ------------      ---------
                                                      (55,350)       9,282          54,919         65,776         74,627
                                                    ---------     --------       ---------   ------------      ---------
Total Assets  ....................................  $ 159,582     $162,067       $  40,646       $ 65,776      $ 428,071
                                                    =========     ========       =========   ============      =========


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current portion of long-term debt  ...............  $  30,729     $     --       $      --       $     --      $  30,729
Accounts payable and other accrued expenses  .....     39,759      121,769          71,242             --        232,770
Accrued salaries and employee benefits  ..........      7,818       13,690          16,423             --         37,931
Other  ...........................................      1,910        1,176          39,072             --         42,158
                                                    ---------     --------       ---------   ------------      ---------
Total Current Liabilities  .......................     80,216      136,635         126,737             --        343,588

Long-term Liabilities
Long-term debt, less current portion  ............    137,487           --               1             --        137,488
Other  ...........................................      2,000           26           7,638             --          9,664
                                                    ---------     --------       ---------   ------------      ---------
Total Liabilities  ...............................    219,703      136,661         134,376             --        490,740
                                                    ---------     --------       ---------   ------------      ---------

Minority interests in subsidiaries  ..............         --          449              --             --            449

Shareholders' Equity
Common stock  ....................................        230        8,179             121         (8,288)           242
Additional paid-in capital  ......................     75,200        2,372          58,768        (60,918)        75,422
Accumulated earnings (deficit)  ..................   (134,913)      14,676        (149,502)       134,982       (134,757)
Accumulated other comprehensive (loss)  ..........       (638)        (270)         (3,117)            --         (4,025)
                                                    ---------     --------       ---------   ------------      ---------
Total Shareholders' Equity (Deficit)  ............    (60,121)      24,957         (93,730)        65,776        (63,118)
                                                    ---------     --------       ---------   ------------      ---------
Total Liabilities and Shareholders' Equity
 (Deficit)  ......................................  $ 159,582     $162,067       $  40,646       $ 65,776      $ 428,071
                                                    =========     ========       =========   ============      =========

               KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (In thousands)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                     Parent    Subsidiary   Non-Guarantor                       .
Year Ended December 31, 1998                        Company    Guarantors    Subsidiaries   Eliminations  Consolidated
-------------------------------------------------  ----------  -----------  --------------  ------------  -------------
Gross Revenue  ..................................  $   1,120    $ 731,224       $ 267,377       $     --     $ 999,721
      Subcontract and direct material costs  ....       (527)    (562,396)       (154,871)            --      (717,794)
      Provision for contract losses  ............         --           --         (76,210)            --       (76,210)
      Equity in income of affiliates  ...........   (101,187)          --           6,740        100,492         6,045
                                                   ---------    ---------       ---------       --------     ---------
Service Revenue  ................................   (100,594)     168,828          43,036        100,492       211,762
Operating Expenses
      Operating expenses  .......................    (16,750)     152,323         147,823             --       283,396
      Depreciation and amortization  ............      2,513        1,319           4,456             --         8,288
      Restructuring charges  ....................     12,289           --           4,790             --        17,079
                                                   ---------    ---------       ---------       --------     ---------
Operating Income (Loss)  ........................    (98,646)      15,186        (114,033)       100,492       (97,001)
Other Income (Expense)
      Interest income  ..........................        248          516             775             --         1,539
      Interest expense  .........................       (280)      (1,448)        (18,551)            --       (20,279)
                                                   ---------    ---------       ---------       --------     ---------
Income (Loss) From Continuing Operations Before
   Income Taxes, Minority  Interest,
   Extraordinary Item,
   and Cumulative Effect Of Accounting Change        (98,678)      14,254        (131,809)       100,492      (115,741)
      Income tax (expense) benefit  .............       (764)        (751)         20,121             --        18,606
                                                   ---------    ---------       ---------       --------     ---------
Income (Loss) From Continuing Operations Before
   Minority Interest, Extraordinary Item, and
   Cumulative Effect of Accounting Change........    (99,442)      13,503        (111,688)       100,492       (97,135)
      Minority interest in net income of                  --       (7,698)             --             --        (7,698)
       subsidiaries..............................  ---------    ---------       ---------       --------     ---------
Income (Loss) From Continuing Operations Before
   Extraordinary Item, and Cumulative Effect of
   Accounting Change  ...........................    (99,442)       5,805        (111,688)       100,492      (104,833)
      Income from discontinued operations,
           net of tax............................         --          --           11,391             --        11,391
                                                   ---------    ---------       ---------       --------     ---------
Income Before Extraordinary Item, and
   Cumulative Effect of Accounting Change  ......    (99,442)       5,805        (100,297)       100,492       (93,442)
        Extraordinary item, net of tax  .........     (1,090)          --              --             --        (1,090)
        Cumulative effect of accounting                   --         (754)         (5,246)            --        (6,000)
         change, net of tax......................  ---------    ---------       ---------       --------     ---------
Net Income (Loss)  ..............................  $(100,532)   $   5,051       $(105,543)      $100,492     $(100,532)
                                                   =========    =========       =========       ========     =========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                       Parent    Subsidiary   Non-Guarantor
Year Ended December 31, 1998                          Company    Guarantors    Subsidiaries   Eliminations  Consolidated
---------------------------------------------------  ----------  -----------  --------------  ------------  -------------
Net Cash Provided by (Used in)
 Operating Activities  ..........................    $ (28,568)    $  3,876         $(4,746)   $        --     $ (29,438)
                                                     ---------     --------         -------   ------------     ---------
Investing Activities
  Sales of subsidiaries and assets  .............           --           --           2,400             --         2,400
  Purchases of fixed assets  ....................       (2,208)          --          (2,286)            --        (4,494)
  Investments in subsidiaries and
    affiliates, net of cash acquired  ...........        4,094           --            (638)            --         3,456
                                                     ---------     --------         -------   ------------     ---------
     Net Cash Provided by (Used in)
       Investing Activities  ....................        1,886           --            (524)            --         1,362
                                                     ---------     --------         -------   ------------     ---------
Financing Activities
  Borrowings under credit facility  .............      139,629           --              --             --       139,629
  Principal payments on credit facility  ........     (112,860)          --             (15)            --      (112,875)
  Distribution of income to minority   ..........           --      (10,320)             --             --       (10,320)
  Change in book overdraft  .....................        8,395           --              --             --         8,395
  Proceeds from issuances of stock  .............          155           --              --             --           155
  Debt issuance costs  ..........................       (1,380)          --              --             --        (1,380)
                                                     ---------     --------         -------   ------------     ---------
     Net Cash Provided by (Used in)
       Financing Activities  ....................       33,939      (10,320)            (15)            --        23,604
                                                     ---------     --------         -------   ------------     ---------
Effect of Exchange Rate Changes on Cash  ........           --           --            (281)            --          (281)
                                                     ---------     --------         -------   ------------     ---------
Increase (Decrease) in Cash and Equivalents  ....        7,257       (6,444)         (5,566)            --        (4,753)
Cash and Equivalents at Beginning of Period  ....       (4,843)      10,256          14,607             --        20,020
                                                     ---------     --------         -------   ------------     ---------
Cash and Cash Equivalents at End of Period  .....    $   2,414     $  3,812         $ 9,041    $        --     $  15,267
                                                     =========     ========         =======   ============     =========

               KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (In thousands)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                        Parent   Subsidiary   Non-Guarantor
Year Ended December 31, 1997                           Company   Guarantors    Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------  --------  -----------  --------------  -------------  -------------
Gross Revenue  ......................................  $   727    $ 601,380       $ 324,809         $   --      $ 926,916
  Subcontract and direct material costs  ............     (608)    (427,310)       (193,413)            --       (621,331)
  Provision for contract losses  ....................       --           --          (6,900)            --         (6,900)
  Equity in income of affiliates  ...................   (6,059)          --           2,313          6,047          2,301
                                                       -------    ---------       ---------         ------      ---------
Service Revenue  ....................................   (5,940)     174,070         126,809          6,047        300,986
Operating Expenses
  Operating expenses  ...............................   (3,982)     151,675         141,629             --        289,322
  Depreciation and amortization  ....................    2,350        1,066           5,179             --          8,595
                                                       -------    ---------       ---------         ------      ---------
Operating Income (Loss)  ............................   (4,308)      21,329         (19,999)         6,047          3,069
Other Income (Expense)
  Gain on sale of investment  .......................       --           --           1,018             --          1,018
  Interest income  ..................................      570          671             567            (58)         1,750
  Interest expense  .................................     (570)        (749)        (17,010)            53        (18,276)
                                                       -------    ---------       ---------         ------      ---------
Income (Loss) From Continuing Operations Before
  Income Taxes and Minority Interest  ...............   (4,308)      21,251         (35,424)         6,042        (12,439)
     Income tax (expense) benefit  ..................     (679)      (4,258)         14,303             --          9,366
                                                       -------    ---------       ---------         ------      ---------
Income (Loss) From Continuing Operations Before         (4,987)      16,993         (21,121)         6,042         (3,073)
  Minority Interest..................................
     Minority interest in net income of subsidiaries.       --      (10,867)             --             --        (10,867)
                                                       -------    ---------       ---------         ------      ---------
Income (Loss) From Continuing Operations.............   (4,987)       6,126         (21,121)         6,042        (13,940)
     Net income from discontinued operations, net
          of tax  ...................................       --           --           8,953             --          8,953
                                                      --------    ---------       ---------      ---------      ---------
Net Income (Loss)   .................................  $(4,987)   $   6,126       $ (12,168)        $6,042      $  (4,987)
                                                       =======    =========       =========         ======      =========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                         Parent    Subsidiary   Non-Guarantor
Year Ended December 31, 1997                             Company    Guarantors    Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------  ----------  -----------  --------------  -------------  -------------
Net Cash Provided by (Used in)
 Operating Activities  ..............................  $  21,088     $ 12,141         $(7,532)     $     494      $  26,191
Investing Activities
  Sales of subsidiaries and assets  .................         --           --          17,028             --         17,028
  Purchases of fixed assets  ........................     (1,871)         (41)         (2,976)            --         (4,888)
  Investments in subsidiaries and
    affiliates, net of cash acquired  ...............         --         (100)         (3,974)            --         (4,074)
                                                       ---------     --------         -------   ------------      ---------
     Net Cash Provided by (Used
       in) Investing Activities  ....................     (1,871)        (141)         10,078             --          8,066
                                                       ---------     --------         -------   ------------      ---------
Financing Activities
  Borrowings under credit facility  .................    104,500           --              --             --        104,500
  Principal payments on credit facility  ............   (121,000)          --              --             --       (121,000)
  Distribution of income to minority interest  ......         --      (13,950)             --             --        (13,950)
  Change in book overdraft  .........................     (2,667)          --              --             --         (2,667)
  Proceeds from issuances of stock  .................        213           --              --             --            213
  Repurchases of common stock  ......................       (251)          --              --             --           (251)
  Debt issuance costs  ..............................       (624)          --              --             --           (624)
                                                       ---------     --------         -------   ------------      ---------
  Net Cash Used in Financing Activities  ............    (19,829)     (13,950)             --             --        (33,779)
                                                       ---------     --------         -------   ------------      ---------
Effect of Exchange Rate Changes on Cash  ............         --           --            (708)            --           (708)
                                                       ---------     --------         -------   ------------      ---------
Increase (Decrease) in Cash and Cash   Equivalents  .       (612)      (1,950)          1,838            494           (230)
Cash and Cash Equivalents at
 Beginning of Period  ...............................     (4,231)      12,206          12,769           (494)        20,250
                                                       ---------     --------         -------   ------------      ---------
Cash and Cash Equivalents at End of Period  .........  $  (4,843)    $ 10,256         $14,607   $         --      $  20,020
                                                       =========     ========         =======   ============      =========

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                KAISER GROUP INTERNATIONAL, INC AND SUBSIDIARIES
                                 (in thousands)


               Column A                  Column B              Column C                Column D        Column E
--------------------------------------  ----------  -------------------------------  -------------  --------------
                                                               Additions
                                                    -------------------------------
                                        Balance at
                                       -----------
                                        beginning    Charged to costs                                 Balance at end
                                       -----------   ----------------                                 --------------
             Description                of Period     and expenses        Other       Deductions        of period
--------------------------------------  ----------    -------------       -----       ----------        ---------
Year Ended December 31, 1999
Deducted from asset account:
  Allowance for doubtful accounts          $10,850             5,414     (2,508)(3)       6,162(1)         $ 9,594

Deducted from asset account and
 included in other liabilities:
  Provision for future losses
    on contracts                            29,679             9,225     18,437(4)       35,784(2)          19,953
                                           -------           -------  ---------       ---------            -------
                                           $40,529           $14,639  $  16,305       $  41,926            $29,547
                                           =======           =======  =========       =========            =======

Year Ended December 31, 1998
Deducted from asset account:
  Allowance for doubtful accounts          $ 7,142            15,111      1,756(4)       13,159(1)         $10,850

Deducted from asset account and
 included in other liabilities:
  Provision for future losses
    on contracts                             1,199            76,210          -          47,730(2)          29,679
                                           -------           -------  ---------       ---------            -------
                                           $ 8,341           $91,321  $   1,756       $  60,889            $40,529
                                           =======           =======  =========       =========            =======

Year Ended December 31, 1997
Deducted from asset account:
  Allowance for doubtful accounts          $ 9,450             1,195      1,150(4)        4,653(1)         $ 7,142

Deducted from asset account and
 included in other liabilities:
  Provision for future losses
    on contracts                             1,517               494          -             812              1,199
                                           -------           -------  ---------       ---------            -------
                                           $10,967           $ 1,689  $   1,150       $   5,465            $ 8,341
                                           =======           =======  =========       =========            =======

---------------

(1) Reflects amounts written off against the allowance and related accounts receivable accounts and settlement of doubtful accounts.

(2) Reflects amounts charged against the provision for contract losses.

(3) Reflects deductions to reserves related to asset divestitures completed in 1999 (Note 4 to consolidated financial statements).

(4) Reflects reclassified additions to reserves.

                                                                        Page S-1