Form 10-Q
period 2000-03-31
KAISER GROUP INTERNATIONAL INC
filed 2000-05-22
CIK 856200

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

       Registrant's telephone number including area code: (703) 934-3300




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No


On May 15, 2000, there were 23,419,828 shares of Kaiser Group International, Inc. Common Stock, par value $0.01 per share, outstanding.

                       KAISER GROUP INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q

                                                                            Page
Part I - Financial Information

 Item 1. Financial Statements:

         Consolidated Balance Sheets -
         March 31, 2000 and December 31, 1999...........................       3

         Consolidated Statements of Operations and Comprehensive (Loss)
         Three Months Ended March 31, 2000 and 1999.....................       4

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2000 and 1999.....................       5

         Notes to Consolidated Financial Statements.....................    6-14

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   15-22

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....      23

Part II - Other Information

 Item 1. Legal Proceedings Item.........................................      23

 Item 2. Changes in Securities and Use of Proceeds......................      23

 Item 3. Defaults Upon Senior Securities................................      23

 Item 4. Submission of Matters to a Vote of Security Holders............      23

 Item 5. Other Information..............................................      23

 Item 6. Exhibits and Reports on Form 8K................................      24

KAISER GROUP INTERNATIONAL, INC.

Consolidated Balance Sheets
(In thousands, except shares)

                                                                     March 31,     December 31,
                                                                       2000            1999
                                                                   ------------    ------------
                                                                    (Uaudited)
Assets
Current Assets
 Cash and cash equivalents                                           $  19,969      $  26,391
 Restricted cash                                                        16,425         16,386
 Contract receivables, net                                             184,232        158,319
 Prepaid expenses and other current assets                               5,856          5,350
                                                                     ---------      ---------

    Total Current Assets                                               226,482        206,446
                                                                     ---------      ---------

Fixed Assets
 Furniture, equipment, and leaseholds                                   14,089         14,224
 Less depreciation and amortization                                    (11,320)       (11,403)
                                                                     ---------      ---------

                                                                         2,769          2,821
                                                                     ---------      ---------

Other Assets
 Goodwill, net                                                          17,323         17,581
 Investments in and advances to affiliates                               8,264         10,040
 Notes receivable                                                        6,550          6,550
 Capitalized software development costs                                  1,507          1,601
 Other                                                                   8,580          8,524
                                                                     ---------      ---------

                                                                        42,224         44,296
                                                                     ---------      ---------

     Total Assets                                                    $ 271,475      $ 253,563
                                                                     =========      =========

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
 Accounts payable                                                    $ 142,227      $ 119,556
 Accrued salaries and benefits                                          27,984         27,249
 Other accrued expenses                                                 23,857         26,921
 Deferred revenue                                                        6,363          9,015
 Accrued interest                                                        4,095             --
 Income taxes payable                                                    4,041          6,597
                                                                     ---------      ---------

    Total Current Liabilities                                          208,567        189,338

Long-term Liabilities
 Long-term debt                                                        124,329        124,218
 Other                                                                   7,489          7,577
                                                                     ---------      ---------

    Total Liabilities                                                  340,385        321,133

Commitments and Contingencies

Minority Interest                                                        1,950          2,333

Shareholders' Equity (Deficit)
 Preferred stock                                                             -              -
 Common stock, par value $.01 per share:
  Authorized-90,000,000 shares
  Issued and outstanding- 23,474,828 and 23,655,500 shares                 234            237
 Additional paid-in capital                                             73,594         73,643
 Accumulated deficit                                                  (143,007)      (140,681)
 Accumulated other comprehensive income (loss)                          (1,681)        (3,102)
                                                                     ---------      ---------

   Total Shareholders' Equity (Deficit)                                (70,860)       (69,903)
                                                                     ---------      ---------

     Total Liabilities and Shareholders' Equity (Deficit)            $ 271,475      $ 253,563
                                                                     =========      =========

See notes to consolidated financial statements.

KAISER INTERNATIONAL, INC.

Consolidated Statements of Operations and Comprehensive (Loss)
(In thousands, except per share amounts)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                   2000               1999
                                                                                 ---------          ---------
                                                                                          (Unaudited)
Gross Revenue                                                                    $ 218,574           $ 225,497
 Subcontract and direct material costs                                            (146,902)           (162,858)
 Equity in income of joint ventures and affiliated companies                           280               1,520
                                                                                 ---------           ---------

Service Revenue                                                                     71,952              64,159

Operating Expenses
 Direct labor and fringe benefits                                                   52,986              48,459
 Selling, general and administrative                                                11,246              14,741
 Depreciation and amortization                                                         958               1,481
 Restructuring charges                                                                 667                 895
                                                                                 ---------           ---------

Operating Income (Loss)                                                              6,095              (1,417)

Other Income (Expense)
 Interest income                                                                       676                 268
 Interest expense                                                                   (4,222)             (5,852)
                                                                                 ---------           ---------

Income (Loss) From Continuing Operations
 Before Income Taxes and Minority Interest                                           2,549              (7,001)

 Income tax  (provision) benefit                                                       (75)              1,020
                                                                                 ---------           ---------

Income (Loss) From Continuing Operations                                             2,474              (5,981)
 Before Minority Interest

 Minority interest in net income of subsidiaries                                    (4,800)             (2,082)
                                                                                 ---------           ---------

(Loss) From Continuing Operations                                                   (2,326)             (8,063)

 Income from discontinued operations (net of tax
  in 1999 of $1,521)                                                                     -               2,344
                                                                                 ---------           ---------

Net (Loss)                                                                       $  (2,326)          $  (5,719)
                                                                                 =========           =========

Basic and Fully Diluted Earnings (Loss)  Per Share:
  Continuing operations                                                             $(0.10)             $(0.34)
  Discontinued operations                                                             0.00                0.10
                                                                                 ---------           ---------

                                                                                    $(0.10)             $(0.24)
                                                                                 =========           =========

Weighted average shares for basic earnings per share                                23,562              24,068
  Effect of dilutive stock options                                                       -                   -
                                                                                 =========           =========

Weighted average shares for diluted earnings per share                              23,562              24,068
                                                                                 =========           =========

Comprehensive (Loss)
Net  (Loss)                                                                        $(2,326)            $(5,719)
Other Comprehensive Income (Loss):
  Foreign currency translation adjustments                                           1,421                 467
                                                                                 ---------           ---------

     Total Comprehensive (Loss)                                                  $    (905)          $  (5,252)
                                                                                 =========           =========

See notes to consolidated financial statements.

KAISER GROUP INTERNATIONAL, INC.

Consolidated Statements of Cash Flows
(In thousands)

                                                                                          Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                           2000               1999
                                                                                         ---------          ---------
                                                                                                  (Unaudited)
Operating Activities
Net income (loss)                                                                       $ (2,326)           $ (5,719)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
 Income from discontinued operations                                                           -              (2,344)
 Depreciation and amortization                                                               958               1,481
 Provision (credit) for losses                                                                 -              (2,555)
 Provision for deferred income taxes                                                           -                 468
 Note receivable write-off                                                                     -                 638
 Earnings in excess of cash distributions from
  joint ventures and affiliated companies                                                      -                (137)
 Minority interest in net income of subsidiaries                                           4,800               2,082
 Changes in operating assets and liabilities, net of acquisitions and dispositions:
  Contract receivables, net                                                              (25,913)             19,880
  Prepaid expenses and other current assets                                                 (506)             (1,653)
  Accounts payable and accrued expenses                                                   20,306              11,550
  Deferred revenue                                                                        (2,652)            (23,810)
  Income tax payable                                                                      (2,556)                275
  Other operating activities                                                               1,663                   -
                                                                                        --------            --------

 Net Cash (Used in) Provided by Operating Activities                                      (6,226)                156
                                                                                        --------            --------

Investing Activities
Proceeds from sale of investment                                                             977                  --
Investments in net assets of discontinued operations                                           -                (596)
Purchases of fixed assets                                                                   (135)               (557)
                                                                                        --------            --------

 Net Cash Provided by (Used in) Investing Activities                                         842              (1,153)
                                                                                        --------            --------

Financing Activities
Borrowings under revolving credit facility                                                     -              57,064
Principal payments on revolving credit facility                                                -             (50,942)
Change in book overdraft                                                                   4,072              (6,117)
Distribution of income to minority interest                                               (5,183)                 51
Proceeds from issuances of common stock                                                        -                  38
                                                                                        --------            --------

 Net Cash (Used in) Provided by Financing Activities                                      (1,111)                 94
                                                                                        --------            --------

Effect of Exchange Rate Changes on Cash                                                       73                 (63)
                                                                                        --------            --------

(Decrease) in Cash and Cash Equivalents                                                   (6,422)               (966)
Cash and Cash Equivalents at Beginning of Period                                          26,391              15,248
                                                                                        --------            --------

Cash and Cash Equivalents at End of Period                                              $ 19,969            $ 14,282
                                                                                        ========            ========

Supplemental cash flow information is as follows:

Cash payments for interest                                                              $      -            $      -
Cash payments for income taxes                                                             2,556                  28

Non-cash transactions:
  Reacquisition of common stock                                                                -                (247)

See notes to consolidated financial statements.

               KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements of Kaiser Group International, Inc. and subsidiaries (the Company), except for the December 31, 1999 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 and the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the March 31, 2000 financial statements.

2.   Liquidity and Capital Resource Outlook

     The accompanying financial statements have been prepared assuming that Kaiser Group International, Inc. and Subsidiaries ("Kaiser" or "the Company") will continue as a going concern. Significant losses on four large fixed price projects to construct plants to produce nitric acid incurred primarily during 1998 within the Engineering Operations caused the Company to respond to the resulting negative cash flows and to other operating losses experienced within that Group, by implementing a corporate reorganization plan designed to significantly restructure operations and restore profitability. In summary, the components of the corporate reorganization plan developed by management and the Board of Directors included:

 . Divesting non-engineering operating units and reinvesting the proceeds in the Company to provide working capital necessary to stabilize the retained business activities - completed primarily in 1999;

 . Reducing the Company's overhead cost structure that would remain after the divestitures of the operating units referenced above - completed primarily in 1999; and;

 . Revising the Company's capital structure, including substantial modification of its outstanding debt, in order to eliminate barriers to securing new business and improve accessibility to new sources of working capital.

     Cash proceeds from the divestitures were subsequently used, in part, to complete the nitric acid projects and to repay cash borrowings from a revolving line of credit that had been used primarily to fund the project losses, as well as for working capital needs accumulated by the Company's other growing operating units prior to their 1999 divestitures. Also, in 1999, the Company used some of the proceeds from the divestitures to repurchase $14.0 million of $15.0 million in outstanding Senior Notes.

     The Company currently has no working capital facility and is financing its Engineering Operations' working capital needs through the use of cash from operations, from the residual cash proceeds from the sale of its Consulting Group completed in June 1999, and from distributions by its Kaiser-Hill subsidiary. Based on (i) current expectations for near-term operating results,
(ii) its current available cash position and (iii) recent trends and projections in liquidity and capital needs, management believes the Company has sufficient short-term liquidity to bridge current operating needs until the implementation of a modified debt restructuring, assuming that such a restructuring can be accomplished within the reasonably near term. There is no assurance that a successful restructuring can be accomplished.

     Actions remaining critical to the Company's long-term liquidity include completing a restructuring of its $125.0 million Senior Subordinated Notes prior to the next interest payment due date of June 30, 2000, securing a sufficient working capital facility with acceptable terms, obtaining successful outcomes regarding significant contingent liabilities (see Note 5), and improving operating results. Management believes that, if these steps can be achieved, the Company will have sufficient liquidity generated by improved operating results, substantially decreased interest expense and borrowings on a possible new credit facility to meet its longer-term working capital requirements. The inability of the Company to accomplish a combination of actions described above would have a material adverse impact on the financial condition, operating results, and the business.

     The Company has continued negotiations with representatives of its Senior Subordinated Notes and, while it has no assurance, believes it may be able to implement a modified restructuring of those notes. Such a transaction could involve an exchange of Senior Subordinated Notes for a combination of new common stock and newly issued preferred stock. The Company believes that such a restructuring would substantially improve its financial condition and provide a basis for ongoing operations and continuation of the Company's turnaround. However, such a restructuring would result in substantially more dilution of the equity of existing common stockholders than the restructuring terms proposed during the fall of 1999.

     While continuing negotiations with representatives of its Senior Subordinated Noteholders, the Company has been exploring strategic alternatives, including the possible sale of certain of its assets or businesses. The Company is currently engaged in discussions with several potential purchasers concerning the sale of its Engineering Operations in two separate transactions. The Company has reached general understandings as to the scope and price range of such transactions. However, the transactions remain subject to, among other things, completion of diligence and successful negotiation of definitive agreements. The Company also continues to explore strategic alternatives for its interest in Kaiser-Hill Company, LLC. The Company presently believes that one or more of the transactions under discussion will take place, but there can be no assurance that any transaction concerning any of the Company's business units will be completed. The Company expects to be able to reach a conclusion with respect to its strategic direction and begin to implement its reorganization, either with or without business unit sale transactions, prior to the end of the second quarter of calendar year 2000.

     The Company expects its financial condition to be materially affected by the implementation of any debt restructuring or strategic alternatives. The consummation of any debt restructuring, any transactions for the sale of business units, or any combination of debt restructuring and business unit sale transactions will likely be completed through a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. If such a plan were selected as the mechanism for completing the Company's restructuring, the Company expects that it would have the support of the largest holders of its Senior Subordinated Notes and, therefore, be able to implement the plan relatively promptly. If the Company commences such a proceeding, the goals of any such plan would be to (i) minimize adverse effects on Kaiser's ongoing operations, trade creditors and employees, (ii) facilitate possible business unit sale transactions, and (iii) result in a financially strengthened and stable organization for purposes of ongoing operations.

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the classification of liabilities that might result should the Company not be successful in attempts to enact the critical actions summarized above.


3.   Earnings Per Share

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


4.   Segment Information

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

     Historical segment information has not been presented in the accompanying financial statements for any of the business units that were divested in 1999 (Note 2). The Company's continuing business segments are:

  . the Engineers and Constructors Group (E&C), which provides engineering, construction management and project and program management services to commercial and federal, state, and local entities in the areas of transit and transportation, alumina and aluminum, facilities engineering and management, iron and steel and microelectronics and clean technology;

   . Kaiser-Hill Company, LLC (Kaiser-Hill), a 50% owned subsidiary, which serves as the integrated management contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado. The Company, through a designated majority representation on Kaiser-Hill's board of managers, has a controlling interest in Kaiser-Hill and therefore consolidates Kaiser-Hill's results of operations with those of its only other remaining business segment, E&C. On January 24, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats Contract (the Closure Contract). The Closure Contract became effective February 1, 2000, essentially terminating the predecessor contract that would otherwise have been executed through to its original ending date of September 30, 2000. Correspondingly, certain performance elements of the predecessor contract were shifted into the new Closure Contract. Under the predecessor contract, Kaiser-Hill was awarded and paid approximately $7.0 million of performance fee during the first quarter of 2000. The Company recognized the entire $7.0 million award in January 2000. As of January 31, 2000, the Company had recognized the entire value of the predecessor contract.

Financial data for the continuing business segments are as follows
(in thousands):

Statements of Operations For the three months ended March 31,
-------------------------------------------------------------

2000 (unaudited)                                               Kaiser-Hill          E&C            Total
---------------                                                -----------       --------        ---------
Gross revenue.........................................          $ 171,790        $ 46,784        $ 218,574
  Subcontracts and materials..........................           (125,523)        (21,379)        (146,902)
  Equity in unconsolidated subsidiaries...............                 --             280              280
                                                                ---------        --------        ---------
Service revenue.......................................             46,267          25,685           71,952
Operating expenses:
  Direct labor and fringe.............................             36,772          16,214           52,986
  Selling, general and administrative.................                 --          11,246           11,246
  Depreciation and amortization.......................                 --             958              958
  Restructuring charges...............................                 --             667              667
                                                                ---------        --------        ---------
Segment operating income (loss).......................          $   9,495        $ (3,400)       $   6,095
                                                                =========        ========        =========

1999 (unaudited)
----------------
Gross revenue.........................................          $ 145,103        $ 80,394        $ 225,497
  Subcontracts and materials..........................           (110,341)        (52,517)        (162,858)
  Equity in unconsolidated subsidiaries...............                 --           1,520            1,520
                                                                ---------        --------        ---------
Service revenue.......................................             34,762          29,397           64,159
Operating expenses:
  Direct labor and fringe.............................             30,622          17,837           48,459
  Selling, general and administrative.................                 --          14,741           14,741
  Depreciation and amortization.......................                 --           1,481            1,481
  Restructuring charges...............................                 --             895              895
                                                                ---------        --------        ---------
Segment operating income (loss)                                 $   4,140        $ (5,557)       $  (1,417)
                                                                =========        ========        =========

                                                                  Kaiser-Hill                        E&C
                                                        ------------------------------   -----------------------------
                                                        March 31,        December 31      March 31,      December 31
Balance Sheets                                             2000             1999            2000            1999
--------------                                          ---------     ----------------   ---------   -----------------
Assets                                                           (Unaudited)                     (Unaudited)
    Cash and cash equivalents.........................   $   6,338        $  5,243      $  13,631           $ 21,148
    Restricted cash...................................          --              --         16,425             16,386
    Contract receivables, net.........................     127,715         104,740         56,517             53,579
    Other current assets..............................          91             126          5,765              5,224
    Other long-term assets............................         496             587         44,497             46,530
                                                         ---------        --------      ---------           --------
             Total Assets                                $ 134,640        $110,696      $ 136,835           $142,867

Liabilities
    Accounts payable..................................     115,845          91,313         26,382             28,743
    Accrued salaries and benefits.....................      14,896          14,717         13,088             12,532
    Other current liabilities.........................          --              --         38,356             42,533
    Other long-term liabilities.......................          --              --        131,818            131,795
                                                         ---------        --------      ---------           --------
              Total Liabilities                            130,741         106,030        209,644            215,603
Commitments and contingencies.........................

Minority Interest.....................................       1,950           2,333             --                 --
                                                         ---------        --------      ---------           --------

Net Assets/(Liabilities)..............................   $   1,949        $  2,333      $ (72,809)          $(72,736)
                                                         =========        ========      =========           ========

Condensed Statements of Cash Flows                                     Kaiser-Hill                      E&C
----------------------------------                           ------------------------------   -----------------------------
For the three months ended March 31:                              2000             1999            2000           1999
                                                               ---------         --------       ---------       ---------
   Net cash provided by (used in) operating activities.....   $   6,278          $  2,102      $ (12,504)       $ (1,946)
   Net cash provided by (used in) investing activities.....          --                --            842          (1,153)
   Net cash (used in) provided by financing activities.....      (5,183)               --          4,072              94
   Effect of exchange rate changes on cash.................          --                --             73             (63)
                                                              ---------          --------      ---------        --------
Increase (decrease) in cash and cash equivalents...........       1,095             2,102         (7,517)         (3,068)
Cash and cash equivalents at beginning of period...........       5,243             3,644         21,148          11,604
                                                              ---------          --------      ---------        --------
Cash and cash equivalents at end of period.................   $   6,338          $  5,746      $  13,631        $  8,536
                                                              =========          ========      =========        ========

5.   Contingencies

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

     Given that the quoted fair market value of the Company's common stock at May 19, 2000 was $0.19 per share, and that the Company's current debt instruments restrict the amount of cash that can be used for acquisitions, the assumed issuance of an additional 1.5 million shares (now adjusted downward by the 255,669 retained shares to 1,244,331), would not completely extinguish the remaining purchase price contingency. In this event, the Company will need to fund the contingency in cash and would need to obtain an amendment to current debt instruments or replace them in order to complete a cash fill-up. Any future distribution of cash or common stock would be recorded as a charge to the Company's paid-in-capital.

     Until the earlier of the contingent purchase price resolution or March 1, 2001, any additional shares assumed to be issued because of shortfalls in fair market value will be included in the Company's diluted earnings per share calculations, unless they are antidilutive. The exchanged shares also contain restrictions preventing their sale prior to March 1, 2001.

     On March 29, 1999, one ex-ICT Spectrum shareholder, individually and on behalf of all others similarly situated, filed a class action lawsuit in the U.S. District Court for the District of Idaho alleging false and misleading statements made in a private offering memorandum, and otherwise, in connection with the Company's acquisition of ICT Spectrum in 1998. The Company subsequently filed a motion to dismiss the case. On March 14, 2000, the court ordered the plaintiff to address certain claim deficiencies. The plaintiff filed an amended complaint on May 15, 2000. The court is expected to consider the amended complaint in light of the Company's motion to dismiss and complete its ruling relative to the Company's motion.

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

     Condensed consolidating financial information for Kaiser Group International, Inc. (Parent Company), the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries follow on pages 11-14. The information, except for the December 31, 1999 condensed consolidating balance sheet, is unaudited.

     Investments in subsidiaries have been presented using the equity method of accounting. The Company does not have a formal tax-sharing arrangement with its subsidiaries and has allocated taxes to its subsidiaries based on the Company's overall effective tax rate.

Kaiser Group International, Inc.
Condensed Consolidating Balance Sheet
March 31, 2000
(In thousands)

                                                 Parent    Subsidiary   Non-Guarantor
                                                Company    Guarantors    Subsidiaries   Eliminations   Consolidated
                                               ----------  -----------  --------------  -------------  -------------
Assets
Current Assets
Cash and cash equivalents                      $   2,998     $  9,528       $   7,443       $      -      $  19,969
Restricted cash                                   13,822            -           2,603              -         16,425
Contract receivables, net                         (4,271)     129,293          59,210              -        184,232
Intercompany receivables, net                    195,309       21,694        (217,003)             -
Prepaid expenses and other current assets            436          612           4,808              -          5,856
                                               ---------     --------       ---------                     ---------

Total Current Assets                             208,294      161,127        (142,939)             -        226,482
                                               ---------     --------       ---------       --------      ---------

Fixed Assets
Furniture, equipment, and leaseholds               3,608        1,115           9,366              -         14,089
Less depreciation and amortization                (3,078)      (1,029)         (7,213)             -        (11,320)
                                               ---------     --------       ---------       --------      ---------

                                                     530           86           2,153              -          2,769
                                               ---------     --------       ---------       --------      ---------

Other Assets
Goodwill, net                                          -        2,950          14,373              -         17,323
Investment in and advances to affiliates        (139,262)           1           8,113        139,412          8,264
Notes receivable                                   6,550            -               -              -          6,550
Capitalized software development costs             1,507            -               -                         1,507
Other                                              2,889          583           5,108              -          8,580
                                               ---------     --------       ---------       --------      ---------

                                                (128,316)       3,534          27,594        139,412         42,224
                                               ---------     --------       ---------       --------      ---------

Total Assets                                   $  80,508     $164,747       $(113,192)      $139,412      $ 271,475
                                               =========     ========       =========       ========      =========


Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and other accrued expenses    $  20,190     $118,411       $  27,483              -      $ 166,084
Accrued salaries and employee benefits           (12,582)      17,134          23,432              -         27,984
Interest payable                                   4,095            -               -              -          4,095
Other                                              8,572       (3,160)          4,992              -         10,404
                                               ---------     --------       ---------       --------      ---------

Total Current Liabilities                         20,275      132,385          55,907              -        208,567

Long-term Liabilities
Long-term debt, less current portion             124,328            -               1              -        124,329
Other                                              5,250            -           2,239              -          7,489
                                               ---------     --------       ---------       --------      ---------

Total Liabilities                                149,853      132,385          58,147              -        340,385
                                               ---------     --------       ---------       --------      ---------

Minority Interests in Subsidiaries                     -        1,950               -              -          1,950

Shareholders' Equity
Common Stock                                         224        6,809             114         (6,913)           234
Additional Paid-in Capital                        73,595        2,372          48,266        (50,639)        73,594
Accumulated Earnings (Deficit)                  (143,164)      21,591        (218,398)       196,964       (143,007)
Other Equity                                           -         (360)         (1,321)             -         (1,681)
                                               ---------     --------       ---------       --------      ---------

Total Shareholders' Equity                       (69,345)      30,412        (171,339)       139,412        (70,860)
                                               ---------     --------       ---------       --------      ---------

Total Liabilities and Shareholders' Equity     $  80,508     $164,747       $(113,192)      $139,412      $ 271,475
                                               =========     ========       =========       ========      =========


Kaiser Group International, Inc.

                                                                                                                        Kaiser Group
                                                                                                                       International
                                                             Parent      Subsidiary    Non-Guarantor                        Inc.
Condensed Consolidating Statement of Operations             Company      Guarantors     Subsidiaries    Eliminations    Consolidated
Three Months Ended March 31, 2000                          ---------     ----------     ------------    -------------   ------------
(In thousands)                                                                          (Unaudited)
Gross Revenue                                                $ 1,762       $ 175,743        $ 41,069        $     -      $ 218,574

   Subcontract and direct material costs                      (1,754)       (128,214)        (16,934)             -       (146,902)
   Equity in net income of unconsolidated subsidiaries         5,799               -             307         (5,826)           280
                                                             -------       ---------        --------   ------------      ---------

Service Revenue                                                5,807          47,529          24,442         (5,826)        71,952

Operating Expenses
   Operating expenses                                          3,367          37,697          23,168              -         64,232
   Depreciation and amortization                                 242              89             627              -            958
   Restructuring charges                                         667               -               -              -            667
                                                             -------       ---------        --------   ------------      ---------
Operating Income (Loss)                                        1,531           9,743             647         (5,826)         6,095

Other Income (Expense)
   Interest income                                               350             116             210              -            676
   Interest expense                                           (4,207)            (12)             (3)             -         (4,222)
                                                             -------       ---------        --------   ------------      ---------


Income (Loss) Before Income Taxes
   and Minority Interest                                      (2,326)          9,847             854         (5,826)         2,549

   Income tax (expense) benefit                                    -               -             (75)             -            (75)
                                                             -------       ---------        --------   ------------      ---------

Income (Loss) Before Minority Interest                        (2,326)          9,847             779         (5,826)         2,474

   Minority interests in net income of subsidiaries                -          (4,800)              -              -         (4,800)
                                                             -------       ---------        --------   ------------      ---------

Income (Loss)                                                $(2,326)      $   5,047        $    779        $(5,826)     $  (2,326)
                                                             =======       =========        ========   ============      =========

                                                                                                                        Kaiser Group
Condensed Consolidating Statement of Cash Flows                                                                        International
Three Months Ended March 31, 2000                            Parent      Subsidiary    Non-Guarantor                        Inc.
(In thousands)                                              Company      Guarantors     Subsidiaries    Eliminations    Consolidated
                                                           ---------     ----------     ------------    -------------   ------------
                                                                                 (Unaudited)
Net Cash Provided by (Used in) Operating Activities         $(12,456)      $ 6,703         $ (473)       $      -        $(6,226)
                                                            --------       -------         ------        --------        -------

Investing Activities
Sales of subsidiaries and/or investments                           -             -            977               -            977
Purchases of fixed assets                                        (90)            -            (45)              -           (135)
                                                            --------       -------         ------        --------        -------

   Net Cash Provided by (Used in) Investing Activities           (90)            -            932               -            842
                                                            --------       -------         ------        --------        -------

Financing Activities
Change in book overdraft                                       4,072             -              -               -          4,072
Distribution of income to minority interest                        -        (5,183)             -               -         (5,183)
                                                            --------       -------         ------        --------        -------

   Net Cash Provided by (Used in) Financing Activities         4,072        (5,183)             -               -         (1,111)
                                                            --------       -------         ------        --------        -------

Effect of Exchange Rate Changes on Cash                            -             -             73               -             73
                                                            --------       -------         ------        --------        -------

Increase in Cash and Cash Equivalents                         (8,474)        1,520            532               -         (6,422)
Cash and Cash Equivalents at Beginning of Period              11,472         8,008          6,911               -         26,391
                                                            --------       -------         ------        --------        -------

Cash and Cash Equivalents at End of Period                  $  2,998       $ 9,528         $7,443        $      -        $19,969
                                                            ========       =======         ======        ========        =======

KAISER GROUP INTERNATIONAL, INC.

Condensed Consolidating Balance Sheet
As of December 31, 1999

Values in this worksheet are in thousands, except where noted.


                                                                                                                 Kaiser Group
                                                                                                                International,
                                                         Parent     Subsidiary   Non-Guarantor                       Inc.
                                                         Company    Guarantors    Subsidiaries   Eliminations    Consolidated
                                                        ---------   ----------   -------------   ------------   --------------
ASSETS
Current Assets
Cash and cash equivalents                               $  11,472    $  8,008      $   6,911       $   --          $  26,391
Restricted cash                                            13,816        --            2,570           --             16,386
Contract receivables, net                                  (3,698)    106,841         55,176           --            158,319
Intercompany receivables, net                             194,308      17,466       (211,774)          --               --
Prepaid expenses and other current assets                     554         949          3,847           --              5,350
                                                        ---------    --------      ---------       --------        ---------
Total Current Assets                                      216,452     133,264       (143,270)          --            206,446

Fixed Assets
Furniture, equipment, and leasehold improvements            3,520       1,115          9,589           --             14,224
Less depreciation and amortization                         (3,057)     (1,013)        (7,333)          --            (11,403)
                                                        ---------    --------      ---------       --------        ---------
                                                              463         102          2,256           --              2,821

Other Assets
Goodwill, net                                                --         3,029         14,552           --             17,581
Investment in and advances to affiliates                 (144,683)          1          8,844        145,878           10,040
Notes receivable                                            6,550        --             --             --              6,550
Capitalized software development costs                      1,601        --             --             --              1,601
Other                                                       3,403         587          4,534           --              8,524
                                                        ---------    --------      ---------       --------        ---------
                                                         (133,129)      3,617         27,930        145,878           44,296
                                                        ---------    --------      ---------       --------        ---------
Total Assets                                            $  83,786    $136,983      $(113,084)      $145,878        $ 253,563
                                                        =========    ========      =========       ========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued expenses             $  21,587    $ 94,542      $  30,348       $   --          $ 146,477
Accrued salaries and employee benefits                    (11,788)     17,126         21,911           --             27,249
Other                                                      11,956      (2,382)         6,038           --             15,612
                                                        ---------    --------      ---------       --------        ---------
Total Current Liabilities                                  21,755     109,286         58,297           --            189,338

Long-term Liabilities
Long-term debt, less current portion                      124,217        --                1           --            124,218
Other                                                       4,781        --            2,796           --              7,577
                                                        ---------    --------      ---------       --------        ---------
Total Liabilities                                         150,753     109,286         61,094           --            321,133
                                                        ---------    --------      ---------       --------        ---------

Minority interests in subsidiaries                           --         2,333           --             --              2,333

Shareholders' equity
Common stock                                                  227       6,809            114         (6,913)             237
Additional paid-in capital                                 73,644       2,372         48,266        (50,639)          73,643
Accumulated earnings (deficit)                           (140,838)     16,545       (219,818)       203,430         (140,681)
Accumulated other comprehensive (loss)                       --          (362)        (2,740)          --             (3,102)
                                                        ---------    --------      ---------       --------        ---------
Total Shareholders' Equity (Deficit)                      (66,967)     25,364       (174,178)       145,878          (69,903)
                                                        ---------    --------      ---------       --------        ---------
Total Liabilities and Shareholders' Equity (Deficit)    $  83,786    $136,983      $(113,084)      $145,878        $ 253,563
                                                        =========    ========      =========       ========        =========

Kaiser Group International, Inc. and Subsidiaries

                                                                                                                      Kaiser Group
Condensed Consolidating Statement of Operations                                                                       International,
Three Months Ended March 31, 1999                 Parent    Subsidiary    Non-Guarantor  Discontinued                      Inc.
(In thousands)                                    Company   Guarantors    Subsidiaries    Operations   Eliminations   Consolidated
                                                  -------   ----------    -------------  ------------  ------------  --------------
                                                                                  (Unaudited)
Gross Revenue                                     $    21    $ 156,509      $125,368       $(56,401)     $       -        $ 225,497
 Subcontract and direct material costs                (71)    (116,301)      (67,942)        21,456              -         (162,858)
 Equity in net income of unconsolidated
  subsidiaries                                      4,109            -         2,608              -         (5,197)           1,520
                                                  -------    ---------      --------       --------      ---------        ---------
Service Revenue                                     4,059       40,208        60,034        (34,945)        (5,197)          64,159

Operating Expenses
 Operating expenses                                 2,362       33,406        57,718        (30,286)             -           63,200
 Depreciation and amortization                        780          245         1,251           (795)             -            1,481
 Other unusual charges                                895            -             -              -              -              895
                                                  -------    ---------      --------       --------      ---------        ---------
Operating Income (Loss)                                22        6,557         1,065         (3,864)        (5,197)          (1,417)
Other Income (Expense)
 Interest income                                       57           77           134              -              -              268
 Interest expense                                  (5,798)         (46)           (8)             -              -           (5,852)
                                                  -------    ---------      --------       --------      ---------        ---------
Income (Loss) From Continuing Operations
 Before Income Taxes and Minority Interest         (5,719)       6,588         1,191         (3,864)        (5,197)          (7,001)
 Income tax expense (benefit)                           0           13           487         (1,520)             -           (1,020)
                                                  -------    ---------      --------       --------      ---------        ---------
Income (Loss) From Continuing Operations
 Before Minority Interest                          (5,719)       6,575           704         (2,344)        (5,197)          (5,981)
 Minority interests in net income of
 subsidiaries                                           -        2,082             -              -              -            2,082
                                                  -------    ---------      --------       --------      ---------        ---------
Income (Loss) Before Discontinued Operations       (5,719)       4,493           704         (2,344)        (5,197)          (8,063)
 Income from discontinued operations
 (net of tax)                                           -            -             -          2,344              -            2,344
                                                  -------    ---------      --------       --------      ---------        ---------
Net Income (Loss)                                 $(5,719)   $   4,493      $    704       $      -      $  (5,197)       $  (5,719)
                                                  =======    =========      ========       ========      =========        =========



Condensed Consolidating Statement of Cash Flows                                                                       Kaiser Group
Three Months Ended March 31, 1999                                                                                     International
(In thousands)                                    Parent     Subsidiary   Non-Guarantor   Discontinued                     Inc.
                                                  Company    Guarantors   Subsidiaries     Operations  Eliminations   Consolidated
                                                  -------    ----------   ------------    -----------  ------------   ------------
                                                                                  (Unaudited)
Net Cash Provided by (Used in) Operating
 Activities                                      $ (2,017)     $ 1,704      $  4,697        $ (4,228)    $       -      $    156
                                                 --------      -------      --------        --------     ---------      --------
Investing Activities:
Investments in subsidiaries and affiliates,
 net of cash acquired                                   -            -        (4,374)          4,374             -             -
Sales of subsidiaries and/or investments                -            -             -               -             -             -
Investments in net assets of discontinued
 operations                                             -            -             -            (596)            -          (596)
Purchases of fixed assets                               -            -        (1,007)            450             -          (557)
                                                  -------    ---------      --------        --------     ---------      --------
Net Cash Provided by (Used in) Investing
 Activities                                             -            -        (5,381)          4,228             -        (1,153)
                                                  -------    ---------      --------        --------     ---------      --------
Financing Activities:
Borrowings under credit facility                   57,064            -             -               -             -        57,064
Principal payments on credit facility             (50,942)           -             -               -             -       (50,942)
Change in book overdraft                           (6,117)           -             -               -             -        (6,117)
Distribution of income to minority interest             -           51             -               -             -            51
Proceeds from issuances of common stock                38            -             -               -             -            38
                                                  -------    ---------      --------        --------      --------     ---------
  Net Cash Provided by (Used in) Financing
   Activities                                          43           51             -               -             -            94
                                                  -------    ---------      --------        --------      --------     ---------
Effect of Exchange Rate Changes on Cash                 -            -           (63)              -             -           (63)
                                                  -------    ---------      --------        --------      --------     ---------
Increase (Decrease) in Cash and Cash
 Equivalents                                       (1,974)       1,755          (747)              -             -          (966)
                                                  -------    ---------      --------        --------      --------     ---------
Cash and Cash Equivalents at Beginning of
 Period                                             2,414        3,814         9,039             (19)            -        15,248
                                                  -------    ---------      --------        --------      --------     ---------
Cash and Cash Equivalents at End of Period        $   440    $   5,569      $  8,292        $    (19)     $      -     $  14,282
                                                  =======    =========      ========        ========      =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Status of Corporate Reorganization

         The Company has continued negotiations with representatives of its Senior Subordinated Notes and, while it has no assurance, believes it may be able to implement a modified restructuring of those notes. Such a transaction could involve an exchange of Senior Subordinated Notes for a combination of new common stock and newly issued preferred stock. The Company believes that such a restructuring would substantially improve its financial condition and provide a basis for ongoing operations and continuation of the Company's turnaround. However, such a restructuring would result in substantially more dilution of the equity of existing common stockholders than the restructuring terms proposed during the fall of 1999.

         While continuing negotiations with representatives of its Senior Subordinated Noteholders, the Company has been exploring strategic alternatives, including the possible sale of certain of its assets or businesses. The Company is currently engaged in discussions with several potential purchasers concerning the sale of its Engineering Operations in two separate transactions. The Company has reached general understandings as to the scope and price range of such transactions. However, the transactions remain subject to, among other things, completion of diligence and successful negotiation of definitive agreements. The Company also continues to explore strategic alternatives for its interest in Kaiser-Hill Company, LLC. The Company presently believes that one or more of the transactions under discussion will take place, but there can be no assurance that any transaction concerning any of the Company's business units will be completed. The Company expects to be able to reach a conclusion with respect to its strategic direction and begin to implement its reorganization, either with or without business unit sale transactions, prior to the end of the second quarter of calendar year 2000.

         The Company expects its financial condition to be materially affected by the implementation of any debt restructuring or strategic alternatives. The consummation of any debt restructuring, any transactions for the sale of business units, or any combination of debt restructuring and business unit sale transactions will likely be completed through a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. If such a plan were selected as the mechanism for completing the Company's restructuring, the Company expects that it would have the support of the largest holders of its Senior Subordinated Notes and, therefore, be able to implement the plan relatively promptly. If the Company commences such a proceeding, the goals of any such plan would be to (i) minimize adverse effects on Kaiser's ongoing operations, trade creditors and employees, (ii) facilitate possible business unit sale transactions, and (iii) result in a financially strengthened and stable organization for purposes of ongoing operations.

Results of Operations

         The Company's business is currently comprised of its Engineering Operations and its 50% interest in the Kaiser-Hill subsidiary. The following discussions separately address the operating results of the two different operations. In all cases, if necessary, conforming changes to current period presentation formats have been made to the historical results presented.

         Kaiser-Hill

         Kaiser-Hill is a 50% owned joint venture between Kaiser Group International, Inc. and CH2M Hill, formed solely to perform the U.S. Department of Energy's Rocky Flats Closure Project (the Rocky Flats Contract) initially awarded in late 1995. The Kaiser-Hill operating results for each of the three months ended March 31 were as follows (in thousands):


         Kaiser-Hill                          2000            1999
                                            ---------       ---------
        Gross Revenue..................     $ 171,790       $ 145,103
          Subcontracts and materials...      (125,523)       (110,341)
                                            ---------       ---------
          Service Revenue..............        46,267          34,762
        Operating Expenses:
          Direct labor and fringe......        36,772          30,622
                                            ---------       ---------
        Operating Income...............     $   9,495       $   4,140
                                            =========       =========

         The Rocky Flats Contract is primarily cost-reimbursable in nature, but it also contains certain minimum and incentive fee elements based on qualitative and quantitative factors of actual performance levels compared to annually negotiated and established benchmarks or milestones. Accordingly, apart from a shift of some performance milestones from the fourth quarter of 1999 into the first quarter of 2000, fluctuations in gross and service revenue earned by Kaiser-Hill during the comparable periods above were largely reflective of increased levels of reimbursable subcontractor costs, i.e., pass-throughs, being incurred as the contract progress continued and as the term of the contract neared its original completion date of June 30, 2000. Although annual operating results are not directly comparable because of changes in the underlying performance milestones that are established annually by the DOE, the service revenue and operating income increases from 1999 to 2000 are largely the result of the January 24, 2000 award of the new Rocky Flats Closure Contract, effective February 1, 2000. The new Closure Contract essentially terminated the predecessor contract that would otherwise have been executed through to its original ending date of September 30, 2000. Correspondingly, certain performance elements of the predecessor contract were shifted into the new Closure Contract. Under the predecessor contract, Kaiser-Hill was awarded and paid approximately $7.0 million of performance fee during the first quarter of 2000. The Company recognized the entire $7.0 million award in January 2000. As of January 31, 2000, the Company had recognized the entire value of the predecessor contract.

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

     Engineering Operations

     The Engineering Operations provide design, engineering, procurement, and construction and project management services to domestic and international clients in the infrastructure, facilities, metals, mining and industrial markets. The operating results for each of the three months ended March 31 was as follows (in thousands):


                                                     2000          1999
                                                   ---------     --------
      Gross Revenue..........................      $  46,784     $ 80,394
        Subcontracts and materials...........        (21,379)     (52,517)
        Equity income of affiliates..........            280        1,520
                                                   ---------     --------
      Service Revenue........................         25,685       29,397
      Operating Expenses:
        Direct labor and fringe..............         16,214       17,837
        Selling, general and administrative..         11,246       14,741
        Depreciation/amortization............            958        1,481
        Restructuring charges................            667          895
                                                   ---------     --------
      Operating (Loss).......................      $  (3,400)    $ (5,557)
                                                   =========     ========

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

     The majority of the gross revenue fluctuations noted above are attributable to the completion or near completion, between the time span of the two periods, of several large fixed price projects that also contained large amounts of construction materials and passed-through subcontractor costs. Although included in the Company's gross revenues, the quantities of such pass-through costs typically have nominal effect on overall project profitability. The largest reductions in gross revenue were due to:

 . the large fixed-price Nitric Acid projects, completed in the first quarter of 1999, resulting in gross revenue of $13.8 million in the first quarter of 1999 compared to $0 during the first quarter of 2000;

 . the large fixed-price project to construct the Nova Hut steel mini-mill in the Czech Republic generated gross revenue of $12.3 million in the first quarter of 1999 versus $1.0 million during the first quarter of 2000; and

 . a $5.3 million reduction in gross revenue generated by the Microelectronics business unit during the first quarter of 2000 as compared to 1999.

The Engineering Operations had approximately $187 million in signed contract backlog at March 31, 2000.

  Service Revenue: Service revenue of the Company's engineering operations declined during the first three months of 2000 by 12.6% compared to the same period in 1999 as it continued to experience strains in new business development activities, primarily in all business lines in the Asia-Pacific region and within the iron and steel and microelectronics business lines in North America, stemming in part from the Company's financial condition and, in part, from overall continued softness in those markets.

  Operating gross margins - defined as service revenue less direct labor and fringe costs - as a percent of service revenue remained relatively constant during the first quarters of 2000 and 1999. Excluding the equity income in affiliates, the gross margins as a percent of service revenue were 36.2.% and 36.0%, respectively, during the three months ended March 31, 2000 and 1999.

  The decrease in equity in income from affiliates from 1999 to 2000 reflects the culmination of an alumina refinery project in Australia during 1999 being performed by one of the Company's joint ventures.

  Operating Expenses: The restructuring plan implemented in 1999 and late 1998 included actions to realign and reduce the Company's post-divestiture overhead cost structure such that the remaining levels more appropriately fit the needs and size of its continuing operations. Elements of the overhead reduction plan included an approximate 25% personnel reduction in the Company's wholly-owned North American operations with lesser percentage reductions in International operations, eliminating regional overhead layers, downsizing facilities, closing of marginally profitable office locations, discontinuing certain business offerings, improving direct labor utilization on projects and enhancing project controls to minimize risks of future contract losses. Because of certain centralized aspects of the Company's organizational structure that existed prior to completing the divestitures discussed above, the cost reduction elements of this phase of the plan could not begin until after the divestitures were completed. To date, the results from the cost reduction plan have been positive
- administrative expenses have been reduced by more than $14.6 million on an annualized basis when comparing the first quarter of 2000 to that of 1999 and an absolute reduction of $3.5 million from the three months ended March 31, 1999 to 2000. Although the majority of the reduction initiatives have been enacted, the Company remains focused on controlling overhead spending.

  In connection with its plan of reorganization discussed in the Overview, the Company recorded charges for restructuring costs of $0.7 million and $0.9 million during the first quarters of 2000 and 1999, respectively. Components of this quarter's charge consisted of professional fees incurred in connection with the Company's debt restructuring activities. Components of the 1999 charge, among others recorded later in 1999, included amounts for severance and related matters, and for business unit divestiture costs. These restructuring charges have been presented individually on the Consolidated Statements of Operations.

  Interest: The Company's average annual outstanding debt and the related average effective interest rates for the three months ended March 31, 2000 and 1999, respectively, were $126.0 million and 13.0%, and $175.8 million and 13.3%. The rate of interest expense was higher in 1999 than in 2000 due to the incurrence of rollover, loan origination fees and points charged in connection with noncompliance with the terms of the revolving credit facility in early 1999. The reduction in the average outstanding debt balance was from 1999 to 2000 was as a result of the pay off of the average revolver balance of $325.8 million in April of 1999 and of the repurchase of $14.0 million of outstanding Senior Notes in October of 1999.

  Interest income is earned on available cash balances that were generated primarily from the unused proceeds from the divestitures in 1999 and prior to those sales, largely only by Kaiser-Hill and foreign operations. All other cash not required for operations was historically used to pay down outstanding cash borrowings.

Income Tax Expense: The income tax provision for all periods presented excludes the minority's interest in Kaiser-Hill's operating income because it is owned partially by another company and is a flow-through entity for income tax purposes.

  The Company recorded income tax expense of $0.1 million on income from continuing operations of $3.3 million during the three months ended March 31, 2000 - as it continued with the established practice of not recognizing current financial statement benefits of net operating losses since the likelihood of being able to utilize such deductions in the future is uncertain at this time. Rather, the Company only provided for income taxes that will be due as a result of current period foreign earnings. The Company will not recognize an income statement benefit for any previously unbenefitted or future operating losses or future tax deductions until such time as management believes it is more likely than not that the Company's future operations will generate sufficient taxable income to be able to realize such benefits. As of March 31, 2000, the Company had provided a valuation allowance against the entire remaining deferred tax asset of $40.9 million.

     Similarly, during the three months ended March 31, 1999, the Company recorded an income tax benefit of $1.0 million on a loss from continuing operations of $7.0 million - largely to offset the effect of the income tax expense of $1.6 million recorded on the $3.9 million of income generated from discontinued operations, as well as to provide for its estimate of tax due on foreign earnings.


Results of Discontinued Operations

Divested Operating Units

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

  The combined net financial position, operating results and cash flows of the EFM and Consulting Groups have been presented in the accompanying consolidated financial statements as discontinued operations. The operating results of the two discontinued segments has been included in the accompanying financial statements, in accordance with generally accepted accounting principles, in the form of their net results only. Summarized results for the discontinued segments for the three months ended March 31, 1999 is as follows (as these operations were disposed on in April and June of 1999, respectively, there were no comparable earnings for the quarter ended March 31, 2000) (in thousands):

                                                EFM     CONSULTING
                                                ---     ----------

  THREE MONTHS ENDED MARCH 31, 1999

  Gross revenue.....................         $ 29,939     $26,462
   Subcontracts and materials.......          (16,377)     (5,079)
                                              --------     -------

  Service revenue...................           13,562      21,383
  Operating expenses:
   Direct labor and fringe..........            6,975       9,973
   Group overhead...................            4,722       8,615
   Depreciation and amortization....              455         340
                                                  ---         ---
  Segment income before income tax..         $  1,410     $ 2,455
                                             ========     =======


     Total segment income from the discontinued operations of $3.9 million for the three months ended March 31, 1999 is presented in the accompanying income statement net of an applicable 40% income tax of $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES


Liquidity and Capital Resources

     Operating activities: Kaiser-Hill generated operating cash flows of $7.5 million and $2.1 million during the three months ended March 31, 2000 and 1999, respectively. Kaiser-Hill's cash flows become available to the Company only upon actual periodic distributions of earnings to the Company and to the other 50% owner. The Company's continuing E&C operations used $12.4 million and $1.9 million in cash during the first quarters of 2000 and 1999, respectively. The cash used for E&C operating activities in the first quarter of 2000 included approximately $0.7 million for the payment of professional fees associated with debt restructuring and corporate reorganization activities, $2.6 million for the payment of income taxes generated primarily from the gains on the sales of the EFM and Consulting Groups in 1999 and approximately $9.1 million resulting from the cash flow timing of other working capital components.

     Investing activities: Fixed asset purchases in the first quarter of 2000 were minimal following the Company's Year 2000 readiness activities completed in 1999. Fixed asset purchases in the first quarter of 1999 consisted largely of the capitalized costs of either purchased or internally developed software necessitated by the Company's software replacement efforts for Year 2000 issues. During the first quarter of 2000, the Company sold its 35% interest in an environmental holding company based in France generating approximately $1.0 million in cash from investing activities.

     Financing activities: During the first quarter of 2000, Kaiser-Hill distributed $6.5 million to CH2M Hill. As of March 31, 2000, the Company reported a temporary $4.1 million book overdraft as a financing cash proceed. As of March 31, 2000 the Company had $12.6 million in letters of credit outstanding collateralized by restricted cash balances.


Liquidity and Capital Resource Outlook

     The Company currently has no working capital facility and is financing its Engineering Operations' working capital needs through the use of cash from operations, from the residual cash proceeds from the sale of its Consulting Group completed in June 1999, and from distributions by its Kaiser-Hill subsidiary. Based on (i) current expectations for near-term operating results,
(ii) its current available cash position and (iii) recent trends and projections in liquidity and capital needs, management believes the Company has sufficient short-term liquidity to bridge current operating needs until the implementation of a modified debt restructuring, assuming that such a restructuring can be accomplished within the reasonably near term. There is no assurance that a successful restructuring can be accomplished.

     Actions remaining critical to the Company's long-term liquidity include completing a restructuring of its $125.0 million Senior Subordinated Notes prior to the next interest payment due date of June 30, 2000, securing a sufficient working capital facility with acceptable terms, obtaining successful outcomes regarding significant contingent liabilities (see Other Matters below), and improving operating results. Management believes that, if these steps can be achieved, the Company will have sufficient liquidity generated by improved operating results, substantially decreased interest expense and borrowings on a possible new credit facility to meet its longer-term working capital requirements. The inability of the Company to accomplish a combination of actions described above would have a material adverse impact on the financial condition, operating results, and the business.

     The Company has continued negotiations with representatives of its Senior Subordinated Notes and, while it has no assurance, believes it may be able to implement a modified restructuring of those notes. Such a transaction could involve an exchange of Senior Subordinated Notes for a combination of new common stock and newly issued preferred stock. The Company believes that such a restructuring would substantially improve its financial condition and provide a basis for ongoing operations and continuation of the Company's turnaround. However, such a restructuring would result in substantially more dilution of the equity of existing common stockholders than the restructuring terms proposed during the fall of 1999.

     While continuing negotiations with representatives of its Senior Subordinated Noteholders, the Company has been exploring strategic alternatives, including the possible sale of certain of its assets or businesses. The Company is currently engaged in discussions with several potential purchasers concerning the sale of its Engineering Operations in two separate transactions. The Company has reached general understandings as to the scope and price range of such transactions. However, the transactions remain subject to, among other things, completion of diligence and successful negotiation of definitive agreements. The Company also continues to explore strategic alternatives for its interest in Kaiser-Hill Company, LLC. The Company presently believes that one or more of the transactions under discussion will take place, but there can be no assurance that any transaction concerning any of the Company's business units will be completed. The Company expects to be able to reach a conclusion with respect to its strategic direction and begin to implement its reorganization, either with or without business unit sale transactions, prior to the end of the second quarter of calendar year 2000.

     The Company expects its financial condition to be materially affected by the implementation of any debt restructuring or strategic alternatives. The consummation of any debt restructuring, any transactions for the sale of business units, or any combination of debt restructuring and business unit sale transactions will likely be completed through a "prepackaged" plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. If such a plan were selected as the mechanism for completing the Company's restructuring, the Company expects that it would have the support of the largest holders of its Senior Subordinated Notes and, therefore, be able to implement the plan relatively promptly. If the Company commences such a proceeding, the goals of any such plan would be to (i) minimize adverse effects on Kaiser's ongoing operations, trade creditors and employees, (ii) facilitate possible business unit sale transactions, and (iii) result in a financially strengthened and stable organization for purposes of ongoing operations.


Other Matters

     Bath Contingency:   In March 1998, the Company entered into a $187 million
maximum price contract with Bath Iron Works to construct a ship building facility. In May 1998, the Company subsequently learned that estimated costs to perform the contract as reflected in actual proposed subcontracts were approximately $30 million higher than the cost estimates originally used as the basis for contract negotiation between the Company and the customer. After learning this, the Company advised the customer that it was not required to perform the contract in accordance with its terms as a result of a mutual mistake among them in negotiating that contract. In October 1998, the customer presented an initial draft of a claim against the Company requesting payment for estimated damages and entitlements pursuant to the terminated contract. The customer has also subsequently asserted a claim based on alleged differing site conditions that allegedly should have been identified by the Company. In March 2000, Bath filed a combined claim against the Company in U.S. District Court in the District of Maine requesting payment for $38 million. The Company continues to object to Bath's allegations and is vigorously defending its position. Although no resolution has been reached, financial statements contain a provision for the amount of the Company's proposed settlement of the non-insured portion of the loss.

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

     Given that the quoted fair market value of the Company's common stock at May 19, 2000 was $0.19 per share, and that the Company's current debt instruments restrict the amount of cash that can be used for acquisitions, the assumed issuance of an additional 1.5 million shares (now adjusted downward by the 255,669 retained shares to 1,244,331), would not completely extinguish the remaining purchase price contingency. In this event, the Company will need to fund the contingency in cash and would need to obtain an amendment to current debt instruments or replace them in order to complete a cash fill-up. Any future distribution of cash or common stock would be recorded as a charge to the Company's paid-in-capital.

     Until the earlier of the contingent purchase price resolution or March 1, 2001, any additional shares assumed to be issued because of shortfalls in fair market value will be included in the Company's diluted earnings per share calculations, unless they are antidilutive. The exchanged shares also contain restrictions preventing their sale prior to March 1, 2001.

     On March 29, 1999, one ex-ICT Spectrum shareholder, individually and on behalf of all others similarly situated, filed a class action lawsuit in the U.S. District Court for the District of Idaho alleging false and misleading statements made in a private offering memorandum, and otherwise, in connection with the Company's acquisition of ICT Spectrum in 1998. The Company subsequently filed a motion to dismiss the case. On March 14, 2000, the court ordered the plaintiff to address certain claim deficiencies. The plaintiff filed an amended complaint on May 15, 2000. The court is expected to consider the amended complaint in light of the Company's motion to dismiss and complete its ruling relative to the Company's motion.

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

     Year-2000 Readiness: The Company, to date, has not experienced any material systems failures related to the Year 2000 (Y2K) rollover. Our remediation plan for the Y2K issue is discussed in detail in the Company's 1999 Annual Report to Shareholders and in 1999 Forms 10-Q. The Company will continue to monitor and address any issues that may arise from internal systems or those of third parties. These costs were largely comprised of the costs to replace financial accounting and other software applications. Apart from the system replacement costs, other costs related to Y2K have not had a material adverse effect on the Company's results of operation or financial condition.


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

     The Company is availing itself of the safe harbor provisions provided in the Private Securities Litigation Reform Act of 1995 by cautioning readers that forward-looking statements, including those that use words such as the Company "anticipates," "expects," "estimates," and "believes", are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. These forward-looking statements will be contained in the Company's federal securities laws filings or in written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts, and others. Any such written or oral forward-looking statements should be considered in context with the risk factors discussed below:

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

 . The Company is involved in a number of fixed-price contracts under which the Company can benefit from cost savings or performance efficiencies. The Company's revenue and profit recognition policies are based on making a series of assumptions including aspects relative to contract pricing and performance capabilities. The Company's contract to construct the Nova Hut steel mini-mill in the Czech Republic includes such aspects. In the event that such assumptions cannot be met or change as contract progress ensues, the Company may have to make downward adjustments to revenue and profit already recognized in the financial statements. Possible results of changes in such assumptions could include the inability to realize all contract performance fees or other incentives already recognized as revenue in the financial statements, and may result in other unrecoverable cost overruns.

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

Item 3.   Quantitative and Qualitative Information about Market Risk

          Market Risk

  The Company does not believe that it has significant exposures to market risk. The majority of its foreign contracts are denominated and executed in the applicable local currency. The interest rate risk associated with the majority of the Company's borrowing activities is fixed.



                          Part II - Other Information


Item 1.  Legal Proceedings

As previously reported in the Annual Report on Form 10-K for the year ended
December 31, 1999.   See also Note 5 to the financial statements contained
herein.

Item 2.  Changes in Securities

(a)  None
(b)  None
(c)  None
(d)  Not applicable

Item 3.  Defaults Upon Senior Securities

(a)  None
(b)  None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The exhibits filed as part of this report are listed below:

         No. 21   Consolidated Subsidiaries of the Registrant as of May 1, 2000.
         No. 27   Financial Data Schedule

    (b)    Reports on Form 8-K

        On May 2, 2000, Kaiser Group International, Inc. filed a Form 8-K referencing the April 13, 2000 amendments of its Section 401(k) Plan dated March 1, 1989 and its Retirement Plan dated August 1, 1971.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                 KAISER GROUP INTERNATIONAL, INC.
                                          (Registrant)
Date: May  22, 2000



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