Form 10-Q
period 2000-06-30
KAISER GROUP INTERNATIONAL INC
filed 2000-09-06
CIK 856200

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No  X



On August 31, 2000, there were 23,414,328 shares of Kaiser Group International, Inc. Common Stock, par value $0.01 per share, outstanding.

                       KAISER GROUP INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q

                                                                                                Page
Part I - Financial Information

 Item 1. Financial Statements:

              Consolidated Balance Sheets -
              June 30, 2000 and December 31, 1999............................................       3

              Consolidated Statements of Operations and Comprehensive (Loss)
              Three and Six Months Ended June 30, 2000 and 1999..............................       4

              Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2000 and 1999........................................       5

              Notes to Consolidated Financial Statements.....................................    6-20

 Item 2       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................   21-29

 Item 3       Quantitative and Qualitative Disclosures About Market Risk.....................      29

Part 11 - Other Information

 Item 1. Legal Proceedings...................................................................      29

 Item 2. Changes in Securities and Use of Proceeds...........................................      29

 Item 3. Defaults Upon Senior Securities.....................................................      30

 Item 4. Exhibits and Reports on Form 8-K....................................................      30

KAISER GROUP INTERNATIONAL, INC.
Debtor-In-Possession
Consolidated Balance Sheets
(In thousands, except shares)


                                                                 June 30,      December 31,
                                                                   2000            1999
                                                                   ----            ----
                                                              (Uaudited)
Assets
Current Assets
  Cash and cash equivalents                                       $ 11,910       $ 26,391
  Restricted cash                                                   15,864         16,386
  Contract receivables, net                                         68,263        158,319
  Prepaid expenses and other current assets                          7,490          5,350
                                                                  --------       --------

       Total Current Assets                                        103,527        206,446
                                                                  --------       --------

Fixed Assets
  Furniture, equipment, and leaseholds                              14,292         14,224
  Less depreciation and amortization                               (11,266)       (11,403)
                                                                  --------       --------

                                                                     3,026          2,821
                                                                  --------       --------

Other Assets
  Goodwill, net                                                     17,066         17,581
  Investments in and advances to affiliates                         12,072         10,040
  Notes receivable                                                   6,550          6,550
  Capitalized software development costs                             1,423          1,601
  Other                                                              6,903          8,524
                                                                  --------       --------

                                                                    44,014         44,296
                                                                  --------       --------

           Total Assets                                           $150,567       $253,563
                                                                  ========       ========

Liabilities and Shareholders' Equity (Deficit)


Liabilites Not Subject To Compromise
Current Liabilities
  Accounts payable                                               $  14,510      $ 119,556
  Accrued salaries and benefits                                        389         27,249
  Other accrued expenses                                             8,732         26,921
  Deferred revenue                                                   4,255          9,015
  Income taxes payable                                               5,201          6,597
                                                                 ---------      ---------
       Total Current Liabilities                                    33,087        189,338

Long-term Liabilities
  Long-term debt                                                       984        124,218
  Other                                                                  -          7,577

Liabilities Subject To Compromise                                  192,565              -
                                                                 ---------      ---------
       Total Liabilities                                           226,636        321,133

Commitments and Contingencies

Minority Interest                                                        -          2,333

Shareholders' Equity (Deficit)
  Preferred stock                                                        -              -
  Common stock, par value $.01 per share:
    Authorized-90,000,000 shares
    Issued and outstanding- 23,414,328 and
     23,655,500 shares at June 30, 2000 and
      December 31, 1999, respectively                                  234            237
  Additional paid-in capital                                        73,339         73,643
  Accumulated deficit                                             (146,874)      (140,681)
  Accumulated other comprehensive (loss)                            (2,768)        (3,102)
                                                                 ---------      ---------

      Total Shareholders' Equity (Deficit)                         (76,069)       (69,903)
                                                                 ---------      ---------

        Total Liabilities and Shareholders' Equity (Deficit)     $ 150,567      $ 253,563
                                                                 =========      =========

See notes to consolidated financial statements.

KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss) (In thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------

                                                              Three Months Ended June 30,  Six Months Ended June 30,
                                                              ---------------------------  ------------------------
                                                                 2000           1999          2000       1999
-------------------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)

Gross Revenue                                                 $ 168,385    $ 219,880    $ 386,959    $ 445,377
    Subcontract and direct material costs                      (110,961)    (158,082)    (257,863)    (320,940)
    Equity in net income of unconsolidated subsidiaries           1,228        1,476        1,508        2,996
                                                             ----------    ---------    ---------    ---------

Service Revenue                                                  58,652       63,274      130,604      127,433

Operating Expenses
    Direct labor and fringe benefits                             43,364       48,851       96,350       97,310
    Selling, general and administrative                          11,663       13,137       22,909       28,228
    Depreciation and amortization                                   913        1,617        1,871        3,098
    Restructuring charges                                         1,248        9,764        1,915       10,694
                                                             ----------    ---------    ---------    ---------

Operating Income (Loss)                                           1,464      (10,095)       7,559      (11,897)

Other Income (Expense)
    Interest income                                                 497          339        1,173          607
    Interest expense                                             (4,223)      (6,357)      (8,445)     (12,209)
                                                             ----------    ---------    ---------    ---------

Income (Loss)  From Continuing Operations
    Before Income Taxes, Minority Interest and
    Extraordinary Item                                           (2,262)     (16,113)         287      (23,499)

    Income tax (expense) benefit                                   (406)        (573)        (481)         602
                                                             ----------    ---------    ---------    ---------

Income (Loss) From Continuing Operations
    Before Minority Interest and Extraordinary Item              (2,668)     (16,686)        (194)     (22,897)

    Minority interest in net income of subsidiaries              (1,199)      (2,123)      (5,999)      (4,205)
                                                             ----------    ---------    ---------    ---------

Income (Loss) Before Discontinued Operations,
    and Extraordinary Item                                       (3,867)     (18,809)      (6,193)     (27,102)

    Income (loss) from discontinued operations, net of tax         --           (417)        --          2,157
    Gain on sale of discontinued operations, net of tax            --         48,755         --         48,755
                                                             ----------    ---------    ---------    ---------
Income (Loss) before Extraordinary Item                          (3,867)      29,529       (6,193)      23,810
    Extraordinary item, net of tax                                 --           (698)        --           (698)
                                                             ----------    ---------    ---------    ---------

Net Income (Loss)                                             $  (3,867)   $  28,831    $  (6,193)   $  23,112
                                                              =========    =========    =========    =========


Basic and Diluted Earnings (Loss)  Per Share:
    Continuing operations, net of tax                         $   (0.16)   $   (0.79)   $   (0.26)   $   (1.13)
    Discontinued operations, net of tax                            --           2.03         --           2.12
    Extraordinary item, net of tax                                 --          (0.03)        --          (0.03)
                                                             ----------    ---------    ---------    ---------
                                                              $   (0.16)   $    1.21    $   (0.26)   $    0.96
                                                             ==========    =========    =========    =========


Weighted average shares for basic earnings per share             23,500       23,840       23,504       24,017
    Effect of dilutive stock options                               --           --           --           --
                                                             ----------    ---------    ---------    ---------

Weighted average shares for diluted earnings per share           23,500       23,840       23,504       24,017
                                                             ==========    =========    =========    =========

Comprehensive Income (Loss)
    Net Income (Loss)                                         $  (3,867)   $  28,831    $  (6,193)   $  23,112
    Other Comprehensive Income (Loss)
       Change in cumulative foreign translation adjustments         355         (334)         334          133
                                                             ----------    ---------    ---------    ---------
Total Comprehensive Income (Loss)                             $  (3,512)   $  28,497    $  (5,859)   $  23,245
                                                             ==========    =========    =========    =========

--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

KAISER GROUP INTERNATIONAL, INC.
Debtor-In-Possession
Consolidated Statements of Cash Flows
(In thousands)

                                                                                           Six Months Ended June 30,
                                                                                           -------------------------

                                                                                           2000                 1999
                                                                                           ----                 ----
                                                                                                  (Unaudited)
Operating Activities
Net income (loss)                                                                        $ (6,193)            $ 23,112
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
    Income from discontinued operations                                                         -               (2,157)
    Gain on sale of discontinued operations                                                     -              (48,755)
    Depreciation and amortization                                                           1,871                3,098
    Provision (credit) for losses                                                               -               (6,295)
    Extraordinary item                                                                          -                  698
    Provision for deferred income taxes                                                         -               34,673
    Note receivable write-off                                                                   -                  638
    Earnings in excess of cash distributions from
       joint ventures and affiliated companies                                             (1,227)              (1,588)
    Minority interest in net income of subsidiaries                                         6,500                4,205
    Changes in operating assets and liabilities:
       Contract receivables, net                                                          (15,697)              29,562
       Prepaid expenses and other current assets                                           (2,266)              (3,775)
       Accounts payable and accrued expenses                                               16,229              (24,953)
       Deferred revenue                                                                    (4,760)             (30,443)
       Income tax payable                                                                  (1,396)               2,160
       Other operating activities                                                            (298)                   -
                                                                                         --------             --------

    Net Cash (Used in) Operating Activities                                                (7,237)             (19,820)
                                                                                         --------             --------

Investing Activities
Net proceeds from sales of discontinued operations                                            977              135,316
Purchases of fixed assets                                                                    (666)                (428)
                                                                                         --------             --------

    Net Cash Provided by Investing Activities                                                 311              134,888
                                                                                         --------             --------

Financing Activities
Borrowings under revolving credit facility                                                      -               57,064
Principal payments on revolving credit facility                                                 -              (92,584)
Cash collateral for performance guarantees                                                                     (22,854)
Change in book overdraft                                                                      738               (4,542)
Distribution of income to minority interest                                                (8,250)                   -
Proceeds from issuances of common stock                                                         -                   38
                                                                                         --------             --------

    Net Cash (Used in) Financing Activities                                                (7,512)             (62,878)
                                                                                         --------             --------

Effect of Exchange Rate Changes on Cash                                                       (43)                  76

(Decrease) Increase in Cash and Cash Equivalents                                          (14,481)              52,266
Cash and Cash Equivalents at Beginning of Period                                           26,391               15,248
                                                                                         --------             --------

Cash and Cash Equivalents at End of Period                                               $ 11,910             $ 67,514
                                                                                         ========             ========

Supplemental cash flow information is as follows:
Cash payments for interest                                                               $      -             $  3,295
Cash payments for income taxes                                                              2,556                    -
Reacquisition of common stock                                                                   -                 (337)


See notes to consolidated financial statements.

              KAISER GROUP INTERNATIONAL, INC.  AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.     Basis of Presentation

       The accompanying consolidated financial statements of Kaiser Group International, Inc. and subsidiaries (the Company), except for the December 31, 1999 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. With respect to the Company's financial statements for periods ended prior to December 31, 1999, such adjustments consist of normal and recurring adjustments and reclassifications to be consistent with the June 30, 2000 presentation.
With respect to the Company's financial statements for the period ended June 30, 2000, such adjustments consist of normal and recurring adjustments as well as other adjustments that are consistent with the American Institute of Certified Public Accountants' Statement of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, to reflect the filing of voluntary petitions by the Company and certain of its subsidiaries under Chapter 11 of the United States Bankruptcy Code on June 9, 2000.

       These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 and the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       Change in Accounting for Investment in Kaiser-Hill: Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill Company, LLC's board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill's results of operations with those of its only other remaining business segment, the Engineers and Constructors Group. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement to transfer, to the other 50% owner, the Company's right to designate 3 out of the 5 members of Kaiser-Hill's board of managers. The Company retains the right to designate 2 out of the 5 members of Kaiser-Hill's board of managers.


2.     Reorganization Developments

       On June 9, 2000, the Company announced its intention to sell the majority of its Engineering Operations in two separate transactions (described below). Also on June 9, 2000, the Company announced that it would effect these sales as well as a debt restructuring of its Senior and Senior Subordinated Notes through a voluntary and pre-arranged bankruptcy. Accordingly, on June 9, 2000, Kaiser Group International, Inc. and 38 of its wholly-owned domestic subsidiaries (the Debtor Entities), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company's subsidiaries that did not file petitions for relief under Chapter 11 will be referred to herein as the Non-Debtor Entities. Since then, the Company has continued to operate the Non-Debtor Entities' businesses in the ordinary course and has operated the Debtor Entities' businesses as debtors-in-possession. As such, the Debtor Entities are authorized to operate their businesses in the ordinary course but may not engage in transactions outside the ordinary course of business without the Bankruptcy Court approval. In accordance with its announced intentions and following the requisite Bankruptcy Court approvals, the sales of the Company's Engineering Operations were effected as follows:

    . The Infrastructure and Facilities Sale: The Bankruptcy Court approved the sale of the Infrastructure and Facilities line of business on July 17, 2000. On July 28, 2000, Kaiser completed the sale of its Infrastructure and Facilities line of business, which provided engineering services to clients around the world in the transit and transportation, facilities management, water/wastewater treatment, and microelectronics and clean technology sectors. In this transaction, substantially all of the assets of this business were sold to Tyco Group S.A.R.L., the EarthTech unit of Tyco International Ltd., for a cash purchase price of approximately $30 million, subject to closing adjustments.

    . The Metals, Mining and Industry Sale: The Bankruptcy Court approved the sale of the Metals, Mining and Industry line of business on August 17, 2000. On August 25, 2000, Kaiser completed the sale of its Metals, Mining and Industry line of business, which provided engineering services to clients around the world in the alumina/aluminum, iron and steel, and mining industry sectors. In this transaction, substantially all of the assets of this business were sold to Hatch Associates, Inc., a subsidiary of The Hatch Group of Canada, for a cash purchase price of approximately $7 million, subject to closing adjustments.

Once a final accounting of the sale transactions is completed during the third quarter, the Company anticipates recognizing a gain on the combined transactions.

       As a result of the Company's June 9, 2000 bankruptcy filings, (i) all then existing debts, liabilities and obligations of the Debtor Entities (collectively, "Pre-petition Indebtedness") matured and became due and payable, and (ii) all acts to collect Pre-petition Indebtedness and to enforce other existing contractual obligations of the Debtor Entities were stayed. Under the Bankruptcy Code, the Debtor Entities generally may not currently make payments on Pre-petition Indebtedness. Liabilities and obligations incurred after the commencement of the bankruptcy cases in connection with the operation of the Debtor Entities' business generally enjoy priority in right to payment over Pre-petition Indebtedness and may be paid by the Debtor Entities in the ordinary course of business.

       Under the Bankruptcy Code, the Debtor Entities may, subject to certain conditions, assume or reject executory contracts existing at the commencement of the bankruptcy cases. The rejection of an executory contract is treated as a breach thereof occurring immediately before the filing of the Debtor Entities' bankruptcy petitions. Any liabilities of the Debtor Entities arising as a result of the rejection of the executory contracts will be treated as Pre-petition Indebtedness.

       The Debtor Entities have filed a consolidated plan of reorganization with the Bankruptcy Court. On August 17, 2000, the Bankruptcy Court approved a disclosure document prepared by the Company for use in soliciting acceptances of the Plan of Reorganization by affected creditors and shareholders. The Company has begun the process of soliciting such acceptances. The Company's plan of reorganization, as well as the public record of all bankruptcy court documents, can be accessed via the internet at www.deb.uscourts.gov. The plan of
                                    --------------------
reorganization is subject to change until such time as it is approved by the creditors through the bankruptcy process. In general, the proposed plan of reorganization contemplates:

       . the cash payment in full of certain ordinary course liabilities incurred prior to June 9, 2000;

       . the payment with a combination of cash, preferred stock and newly issued common stock for most Pre-Petition Indebtedness not included in the class described above. This creditor class will consist largely of the Company's Senior Subordinated Notes and certain other claims for contingent or disputed liabilities existing as of June 9, 2000. The issuance of new preferred stock and new common stock to this class of creditors would result in substantial dilution to the common stockholders that existed immediately prior to the approval of the plan of reorganization; and

       . the issuance to current common shareholders of shares in the reorganized company which would comprise, in the aggregate, 15% of the common shares outstanding.

       Following the completion of the bankruptcy, the reorganized Company will be engaged in only a limited number of activities, primarily consisting of:

    . the completion of an engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic. This contract is expected to be completed during late 2000 through the Company's Netherlands subsidiary.

    . the performance and completion of DOE's integrating management contract at DOE's Rocky Flats site through Kaiser-Hill. The Company estimates Kaiser-Hill's completion of this contract by December 31, 2007.

    . the holding of a minority ownership interest in ICF Consulting Group Inc. (the consulting division that the Company sold in 1999) as well as the promissory notes received in connection with that sale, and

    .  the holding of a minority interest in an office building.

       In the event that a plan or reorganization is not approved by the Bankruptcy Court and a restructuring plan is not consummated, the ability of the Company to continue as a going concern depends on the success of and cash flows generated by the retained activities summarized above and on the ability to meet creditor obligations. The Company's alternative would be to seek to confirm a modified plan of reorganization or to liquidate the business and distribute available proceeds.

       The accompanying financial statements have been prepared on a going concern basis, which, except as disclosed, contemplates continuity of retained operations, the realization of assets and the discharge of liabilities in the ordinary course of business or pursuant to Bankruptcy Court orders. Until the Company has an approved plan of reorganization, the realization of assets and the ultimate resolution of the Company's contingent liabilities (Note 8) could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities, that might be necessary as a consequence of the outcome from the bankruptcy proceedings. In addition, valuation methods used in Chapter 11 reorganization processes vary depending on the purpose for which they are prepared and used and may differ from methods used solely for purposes of GAAP, the basis on which the accompanying financial statements are prepared. Accordingly, the values and assumptions used to set forth amounts in the accompanying financial statements may not be indicative of the values and assumptions presented to or used by the Bankruptcy Court. As a result, valuations of the Company based on the accompanying financial statements may be significantly different than valuations used by the Company in determining the amounts to be received, if any by each class of creditor under a plan of reorganization. As a result of the Chapter 11 filing, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the classification of liabilities that might result should the Company not be successful in attempts to enact the critical actions summarized above.


3. Condensed financial information for the Company's Debtor Entities and Non-Debtor Entities is as follows:

Statements of Operations                                                             Non-
------------------------                                                             ----
For the period from June 9 through June 30, 2000,                   Debtor          Debtor
-------------------------------------------------                   ------          ------
                                                                   Entities        Entities         Total
                                                                   --------        --------         -----
Gross revenue....................................................  $ 21,705        $  3,672        $ 25,377
  Subcontracts and materials.....................................   (13,957)           (930)        (14,887)
  Equity in unconsolidated subsidiaries..........................        --             500             500
                                                                   --------        --------        --------
Service revenue..................................................     7,748           3,242          10,990
Operating expenses:
  Direct labor and fringe........................................     3,456           1,998           5,454
  Selling, general and administrative............................     2,600             637           3,237
  Depreciation and amortization..................................       150             277             427
  Reorganization costs...........................................     1,103              --           1,103
                                                                   --------        --------        --------
  Operating income...............................................  $    439        $    330        $    769
                                                                   ========        ========        ========

                                                                                     Non-
                                                                                     ----
                                                                    Debtor          Debtor
                                                                    ------          ------
Balance Sheets as of June 30, 2000                                 Entities        Entities         Total
----------------------------------                                 --------        --------         -----
Assets                                                                    (Unaudited)
  Cash and cash equivalents......................................  $   5,389       $  6,521        $ 11,910
  Restricted cash................................................     13,222          2,642          15,864
  Contract receivables, net......................................     42,935         25,328          68,263
  Other current assets...........................................      3,954          3,536           7,490
  Intercompany balances..........................................    (12,388)        12,388              --
  Other long-term assets.........................................     47,040             --          47,040
                                                                   ---------       --------        --------
           Total Assets..........................................  $ 100,152       $ 50,415        $150,567
                                                                   =========       ========        ========

Liabilities
Liabilities Not Subject To Compromise
  Accounts payable...............................................        839         13,671          14,510
  Accrued salaries and benefits..................................         --            389             389
  Other current liabilities......................................      9,190          8,998          18,188
  Other long-term liabilities....................................        984             --             984
                                                                   ---------       --------        --------
           Total Liabilities Not Subject To Compromise...........     11,013         23,058          34,071
Liabilities Subject To Compromise................................    192,565             --         192,565
                                                                   ---------       --------        --------
           Total Liabilities.....................................    203,578         23,058         226,636
Commitments and contingencies
Minority Interest................................................         --             --              --
                                                                   ---------       --------        --------

Net Assets.......................................................  $(103,426)      $ 27,357        $(76,069)
                                                                   ---------       --------        --------


4.     Earnings Per Share

       Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding. The assumed proceeds from the exercise of dilutive securities are used to purchase common stock at the average market price during the period. The difference between the number of shares assumed issued and the number of shares assumed purchased is added to the basic EPS denominator in order to derive the diluted EPS denominator. The Company's common stock equivalents that would be antidilutive have been excluded from the fully diluted EPS calculation.

5.     Liabilities Subject to Compromise ("Pre-petition Indebtedness")

       As a result of the commencement of the Debtor Entities' bankruptcy cases,
(i) all then existing debts, liabilities and obligations of the Debtor Entities (collectively, Pre-petition Indebtedness) matured and became due and payable, and (ii) all acts to collect Pre-petition Indebtedness and to enforce other existing contractual obligations of the Debtor Entities were stayed. Pre-petition Indebtedness has been reflected on the Company's Consolidated Balance Sheet at June 30, 2000 as Liabilities Subject to Compromise at June 30, 2000, consisting of the following (in thousands):

                                                                               Debtor
                                                                               -----
                                                                              Entities
                                                                              --------
               Liabilities Subject to Compromise:                            (Unaudited)
                      Accounts payable.....................................   $ 21,974
                      Accrued salary and benefits..........................     12,189
                      Accrued interest expense.............................      8,190
                      Other accrued expenses...............................     26,756
                      Notes payable........................................    123,456
                                                                              --------
                            Total Liabilities subject to compromise........   $192,565
                                                                              ========

       All amounts presented above may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events. The Bankruptcy Court established August 15, 2000 as a date ("bar date") for the majority of unsecured creditors to file with the court notice of the amount and nature of their claims. Under the Bankruptcy Code, liabilities and obligations first incurred after the commencement of the bankruptcy cases in connection with the operation of the Debtor Entities' business generally enjoy priority in the right to payment over Pre-petition Indebtedness and may be paid by the Company in the ordinary course of business. Such liabilities are reflected on the Company's Consolidated Balance Sheet as Liabilities Not Subject to Compromise.

       Under the Bankruptcy Code, the Debtor Entities may, subject to certain conditions, assume or reject executory contracts, including property and equipment leases, existing at the commencement of the bankruptcy cases. The rejection of an executory contract or lease is treated as a breach thereof occurring immediately before the filing of the debtors' bankruptcy petitions, and liabilities of the Debtor Entities arising as a result of the rejection of executory contracts and leases will ultimately be included in Liabilities Subject to Compromise.


6.     Debtor-In-Possession Financing

       While in bankruptcy, the Company and its Debtor Entities intend to finance their operations from existing cash on hand and from the proceeds received in connection with the sales of its Infrastructure and Facilities line of business on July 28, 2000 and from its Metals, Mining and Industry line of business on August 25, 2000.


7.     Segment Information

       The Company uses several segments for internal management reporting purposes. The segments are compiled based on the similarities in each of their underlying services, customers, and regulatory environments. The segment operating results represent all activities that were controllable by the respective segment business leaders and that had sole direct benefit to the respective segment.

    Subsequent to the 1999 divestitures of two business unites and prior to the divestitures completed recently during the third quarter of 2000 (Note 2), the Company's business segments consisted of:

    . the Engineers and Constructors Group (E&C), which provides engineering, construction management and project and program management services to commercial and federal, state, and local entities in the areas of transit and transportation, alumina and aluminum, facilities engineering and management, iron and steel and microelectronics and clean technology;

    . the Kaiser-Hill Company, LLC (Kaiser-Hill), a 50% owned investment, which serves as the integrated management contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado. Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill's board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill's results of operations with those of its only other remaining business segment, E&C. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement to transfer, to the other 50% owner, the Company's right to designate 3 out of the 5 members of Kaiser-Hill's board of managers. The Company retains the right to designate 2 out of the 5 members of Kaiser-Hill's board of managers.

Unaudited financial data for the business segments is as follows (in thousands):

Statements of Operations
------------------------
For the three and six months ended June 30,
-------------------------------------------

2000                                                  Kaiser-Hill                       E&C                         Total
----                                                  -----------                       ---                         -----
                                            Three Months     Six Months     Three Months    Six Months    Three Months   Six Months
                                            -------------    ----------     ------------    ----------    ------------   ----------
Gross revenue.............................      $  99,595       271,385       $  68,790       $115,574       $ 168,385    $ 386,959
  Subcontracts and materials..............        (69,844)     (195,367)        (41,117)       (62,496)       (110,961)    (257,863)
  Equity in unconsolidated subsidiaries...            500           500             728          1,008           1,228        1,508
                                                ---------     ---------       ---------       --------       ---------    ---------
Service revenue...........................         30,251        76,518          28,401         54,086          58,652      130,604
Operating expenses:
  Direct labor and fringe.................         27,425        64,197          15,939         32,153          43,364       96,350
  Selling, general and administrative.....             --            --          11,663         22,909          11,663       22,909
  Depreciation and amortization...........             --            --             913          1,871             913        1,871
  Reorganization costs....................             --            --           1,248          1,915           1,248        1,915
                                                ---------     ---------       ---------       --------       ---------    ---------
Segment operating income (loss)...........      $   2,826     $  12,321       $  (1,362)      $ (4,762)      $   1,464    $   7,559
                                                =========     =========       =========       ========       =========    =========

1999
----
Gross revenue.............................      $ 165,221     $ 310,297       $  54,659       $135,080       $ 219,880    $ 445,377
  Subcontracts and materials..............       (129,226)     (239,567)        (28,856)       (81,373)       (158,082)    (320,940)
  Equity in unconsolidated subsidiaries...             --            --           1,476          2,996           1,476        2,996
                                                ---------     ---------       ---------       --------       ---------    ---------
Service revenue...........................         35,995        70,730          27,279         56,703          63,274      127,433
Operating expenses:
  Direct labor and fringe.................         31,750        62,321          17,101         34,989          48,851       97,310
  Selling, general and administrative.....             --            --          13,137         28,228          13,137       28,228
  Depreciation and amortization...........             --            --           1,617          3,098           1,617        3,098
  Restructuring charges...................             --            --           9,764         10,694           9,764       10,694
                                                ---------     ---------       ---------       --------       ---------    ---------
Segment operating income (loss)...........      $   4,245     $   8,409       $( 14,340)      $(20,306)      $ (10,095)   $ (11,897)
                                                =========     =========       =========       ========       =========    =========

                                                       Kaiser-Hill                                    E&C
                                                       -----------                                    ---
Balance Sheets                              June 30, 2000    December 31, 1999           June 30, 2000    December 31, 1999
--------------                              -------------    -----------------           -------------    -----------------
Assets
  Cash and cash equivalents...............             --            $   5,243                $ 11,910             $  21,148
  Restricted cash.........................             --                   --                  15,864                16,386
  Contract receivables, net...............             --              104,740                  68,263                53,579
  Other current assets....................             --                  126                   7,490                 5,224
  Other long-term assets..................             --                  587                  47,040                46,530
                                                                     ---------                --------             ---------
     Total Assets.........................             --            $ 110,696                $150,567             $ 142,867

Liabilities
Liabilities Not Subject To Compromise
  Accounts payable........................             --               91,313                  14,510                28,743
  Accrued salaries and benefits...........             --               14,717                     389                12,532
  Other current liabilities...............             --                   --                  18,188                42,533
  Other long-term liabilities.............             --                   --                     984               131,795
                                                                     ---------                --------             ---------
     Total Liabilities Not Subject To
     Compromise ..........................             --              106,030                  34,071               215,603
Liabilities Subject To Compromise.........             --                   --                 192,565                    --
                                                ---------            ---------                --------             ---------
     Total Liabilities....................             --              106,030                 226,636               215,603
Minority Interest.........................             --                2,333                      --                    --
                                                ---------            ---------                --------             ---------
Net Assets................................             --            $   2,333                $(76,069)            $ (72,736)
                                                =========            =========                ========             =========

Condensed Statements of Cash Flows                            Kaiser-Hill                                    E&C
----------------------------------                            -----------                                    ---
For the six months ended June 30:                       2000              1999                    2000               1999
                                                        ----              ----                    ----               ----
   Net cash provided by (used in)
    operating activities..........................        $ 3,007           $ 3,555               $(10,287)          $ (23,375)
   Net cash provided by investing
    activities....................................            ---               ---                    311             134,888
   Net cash (used in) provided by
    financing activities..........................         (8,250)               --                    738             (62,878)
   Effect of exchange rate changes on cash........              -                 -                      -                  76
                                                        ---------         ---------               --------           ---------
(Decrease) increase in cash and cash
 equivalents......................................         (5,243)            3,555                 (9,238)             48,711
Cash and cash equivalents at beginning of
 period...........................................          5,243             3,644                 21,148              11,604
                                                        ---------         ---------               --------           ---------
Cash and cash equivalents at end of period........      $       -         $   7,199               $ 11,910           $  60,315
                                                        =========         =========               ========           =========

8.    Contingencies

     Bath Contingency:   In March 1998, Kaiser entered into a $197 million
maximum price contract to construct a ship building facility for Bath Iron Works, Inc. ("Bath"). In May 1998, Kaiser learned that the costs of subcontractors to perform the contract were approximately $30 million higher than the estimated costs previously known, and Kaiser terminated the contract on the basis of mutual mistake between the contracting parties. Bath subsequently asserted a claim based on site conditions that allegedly should have been identified by Kaiser and its subcontractors. In March 2000, Bath filed claims aggregating $38 million in the United States District Court for the District of Maine. In August 2000, an agreement was reached between Kaiser and Bath in settlement of the potential claims, which the settlement does not require the payment of damages by Kaiser. The agreement of the parties is subject to approval by the Bankruptcy Court and Kaiser expects to soon file a motion for such approval, which Kaiser anticipates will be acted upon by the Bankruptcy Court prior to the hearing on the confirmation of the Plan. If this settlement is approved by the Bankruptcy Court, there will be no allowed claim in the bankruptcy cases arising from the terminated Bath contract.

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

     On March 29, 1999, one ex-ICT Spectrum shareholder, individually and on behalf of all others similarly situated, filed a class action lawsuit in the U.S. District Court for the District of Idaho alleging false and misleading statements made in a private offering memorandum, and otherwise, in connection with the Company's acquisition of ICT Spectrum in 1998. The court denied the Company's motion to dismiss this suit.

     Litigation, Claims and Assessments Contingencies: In the course of the Company's normal business activities, various claims or charges have been asserted and litigation commenced against the Company arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. The Company anticipates being able to resolve and/or settle matters within this category of contingency during the course of its bankruptcy process. Until such resolution however, in the opinion of management, the financial statements contain adequate provisions for reserves for final judgments, if any, in excess of insurance coverage, that might be rendered against the Company in such litigation. The continued adequacy of reserves is reviewed periodically as progress on such matters ensue.

     In the past, Kaiser had a number of cost-reimbursement contracts with the U.S. government that have been the subject of audits by the U.S. government.
The U.S. government has asserted, among other things, that some costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. Kaiser has been in active discussions with governmental agencies and has reached an agreement in principle to settle this potential claim, without the return by Kaiser of any money previously reimbursed to Kaiser by the U.S. government. However, Kaiser will waive the right to additional payments from the U.S. government under contracts affected by the settlement. Kaiser anticipates, in the near future, signing a settlement agreement prior to confirmation of the bankruptcy cases.

The settlement agreement is subject to approval by the Bankruptcy Court and Kaiser has filed a motion requesting such approval. If this settlement is approved by the Bankruptcy Court, the U. S. government will not assert any further Claim in the Bankruptcy Cases arising from these U.S. government cost-reimbursement contracts.

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


9.   Guarantor Subsidiaries

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

Kaiser Group International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2000
(In thousands)

====================================================================================================================================

                                                                                                                 Kaiser Group
                                                          Parent      Subsidiary   Non-Guarantor             International, Inc.
                                                          Company     Guarantors   Subsidiaries   Eliminations   Consolidated
                                                        -----------   ----------   ------------   ------------   ------------
Assets
Current Assets
Cash and cash equivalents                               $     5,492   $       36   $      6,382   $          -   $     11,910
Restricted Cash                                              13,222            -          2,642              -         15,864
Contract receivables, net                                    (3,727)       1,203         70,787              -         68,263
Intercompany receivables, net                               190,804       25,573       (216,377)             -              -
Prepaid expenses and other current assets                     2,358        1,174          3,958              -          7,490
Deferred income taxes                                             -            -              -              -              -
                                                        -----------   ----------   ------------   ------------   ------------
Total Current Assets                                        208,149       27,986       (132,608)             -        103,527
                                                        -----------   ----------   ------------   ------------   ------------
Fixed Assets
Furniture, equipment, and leasehold improvements              3,680        1,108          9,504              -         14,292
Less depreciation and amortization                           (3,104)      (1,039)        (7,123)             -        (11,266)
                                                        -----------   ----------   ------------   ------------   ------------
                                                                576           69          2,381              -          3,026
                                                        -----------   ----------   ------------   ------------   ------------
Other Assets
Goodwill, net                                                     -        2,871         14,195              -         17,066
Investment in and advances to affiliates                   (129,805)       1,851         17,862        122,164         12,072
Notes receivable                                              6,550            -              -              -          6,550
Capitalized software development costs                        1,423            -              -              -          1,423
Other                                                         2,242            -          4,661              -          6,903
                                                        -----------   ----------   ------------   ------------   ------------
                                                           (119,590)       4,722         36,718        122,164         44,014
                                                        -----------   ----------   ------------   ------------   ------------

Total Assets                                            $    89,135   $   32,777   $    (93,509)  $    122,164   $    150,567
                                                        ===========   ==========   ============   ============   ============
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and other accrued expenses             $    30,320   $    2,692   $     31,445   $          -   $     64,457
Accrued salaries and employee benefits                      (14,010)       2,448         24,140              -         12,578
Interest Payable                                              8,190            -              -              -          8,190
Deferred revenue                                                               -          4,255              -          4,255
Income taxes payable                                          8,415       (3,160)           (54)             -          5,201
                                                        -----------   ----------   ------------   ------------   ------------
Total Current Liabilities                                    32,915        1,980         59,786              -         94,681

Long-term Liabilities
Long-term debt                                              124,439            -              1              -        124,440
Other                                                         5,250            -          2,265              -          7,515
                                                        -----------   ----------   ------------   ------------   ------------
Total Liabilities                                           162,604        1,980         62,052              -        226,636
                                                        -----------   ----------   ------------   ------------   ------------
Minority Interest                                                 -            -              -              -              -

Shareholders' Equity (Deficit)
Common Stock                                                    224        6,811             15         (6,916)           234
Additional Paid-in Capital                                   73,339        2,372         48,266        (50,638)        73,339
Accumulated Earnings (Deficit)                             (147,032)      22,042       (201,602)       179,718       (146,874)
Accumulated other comprehensive income (loss)                     -         (428)        (2,340)             -         (2,768)
                                                        -----------   ----------   ------------   ------------   ------------
Total Shareholders' Equity                                  (73,469)      30,797       (155,561)       122,164        (76,069)
                                                        -----------   ----------   ------------   ------------   ------------
Total Liabilities and Shareholders' Equity              $    89,135   $   32,777   $    (93,509)  $    122,164   $    150,567
                                                        ===========   ==========   ============   ============   ============

Kaiser Group International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 1999
(In thousands)

====================================================================================================================================

                                                                                                                  Kaiser Group
                                                          Parent     Subsidiary   Non-Guarantor                International, Inc.
                                                          Company    Guarantors   Subsidiaries   Eliminations     Consolidated
                                                        -----------  -----------  -------------  ------------   -----------------
Assets
Current Assets
Cash and cash equivalents                               $    11,472  $     8,008  $      6,911   $          -   $        26,391
Restricted Cash                                              13,816                      2,570              -            16,386
Contract receivables, net                                    (3,698)     106,841        55,176              -           158,319
Intercompany receivables, net                               194,308       17,466      (211,774)             -
Prepaid expenses and other current assets                       554          949         3,847              -             5,350
Deferred income taxes                                             -            -             -              -                 -
                                                        -----------  -----------  ------------   ------------   -----------------
Total Current Assets                                        216,452      133,264      (143,270)             -           206,446
                                                        -----------  -----------  ------------   ------------   -----------------
Fixed Assets
Furniture, equipment, and leasehold improvements              3,520        1,115         9,589              -            14,224
Less depreciation and amortization                           (3,057)      (1,013)       (7,333)             -           (11,403)
                                                        -----------  -----------  ------------   ------------   -----------------
                                                                463          102         2,256              -             2,821
                                                        -----------  -----------  ------------   ------------   -----------------
Other Assets
Goodwill, net                                                     -        3,029        14,552              -            17,581
Investment in and advances to affiliates                   (144,683)           1         8,844        145,878            10,040
Notes receivables                                             6,550                                                       6,550
Capitalized software development costs                        1,601                          -                            1,601
Other                                                         3,403          587         4,534              -             8,524
                                                        -----------  -----------  ------------   ------------   -----------------
                                                           (133,129)       3,617        27,930        145,878            44,296
                                                        -----------  -----------  ------------   ------------   -----------------

Total Assets                                            $    83,786  $   136,983  $   (113,084)  $    145,878   $       253,563
                                                        ===========  ===========  ============   ============   =================
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and other accrued expenses             $    21,587  $    94,542  $     30,348   $          -   $       146,477
Accrued salaries and employee benefits                      (11,788)      17,126        21,911              -            27,249
Deferred revenue                                                761          778         7,476                            9,015
Income taxes payable                                         11,195       (3,160)       (1,438)             -             6,597
                                                        -----------  -----------  ------------   ------------   -----------------
Total Current Liabilities                                    21,755      109,286        58,297              -           189,338

Long-term Liabilities
Long-term debt                                              124,217           -             1               -           124,218
Other                                                         4,781           -          2,796              -             7,577
                                                        -----------  -----------  ------------   ------------   -----------------
Total Liabilities                                           150,753      109,286        61,094              -           321,133
                                                        -----------  -----------  ------------   ------------   -----------------
Minority Interest                                                          2,333                                          2,333

Shareholders' Equity (Deficit)
Common Stock                                                    227        6,809           114         (6,913)              237
Additional Paid-in Capital                                   73,644        2,372        48,266        (50,639)           73,643
Accumulated Earnings (Deficit)                             (140,838)      16,545      (219,818)       203,430          (140,681)
Accumulated other comprehensive income (loss)                     -         (362)       (2,740)             -            (3,102)
                                                        -----------  -----------  ------------   ------------   -----------------
Total Shareholders' Equity                                  (66,967)      25,364      (174,178)       145,878           (69,903)
                                                        -----------  -----------  ------------   ------------   -----------------

Total Liabilities and Shareholders' Equity              $    83,786  $   136,983  $   (113,084)  $    145,878   $       253,563
                                                        ===========  ===========  ============   ============   =================

Kaiser Group International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2000
(In thousands)

====================================================================================================================================

                                                                                                                 Kaiser Group
                                                        Parent      Subsidiary   Non-Guarantor                International, Inc.
                                                        Company     Guarantors   Subsidiaries   Eliminations     Consolidated
                                                       ----------   ----------   ------------   ------------     ------------
                                                                                 (Unaudited)

Gross Revenue                                          $    2,512   $  278,675   $    105,772   $          -     $    386,959

  Subcontract and direct material costs                    (2,336)    (200,645)       (54,882)             -         (257,863)
  Equity in income of joint ventures and
    affiliated companies                                   12,758          500            982        (12,732)           1,508
                                                       ----------   ----------   ------------   ------------     ------------

Service Revenue                                            12,934       78,530         51,872        (12,732)         130,604

Operating Expenses
    Operating expenses                                      8,948       65,523         44,788              -          119,259
    Depreciation and amortization                             480          211          1,180              -            1,871
    Restructuring Charges                                   1,915            -              -              -            1,915
                                                       ----------   ----------   ------------   ------------     ------------

Operating Income (Loss)                                     1,591       12,796          5,904        (12,732)           7,559

Other Income (Expense)
    Interest income                                           630          229            314              -            1,173
    Interest expense                                       (8,414)         (27)            (4)             -           (8,445)
                                                       ----------   ----------    -----------   ------------     ------------

Income (Loss) From Continuing Operations
    Before Income Taxes and Minority Interest              (6,193)       12,998          6,214       (12,732)             287
    Income tax (expense) benefit                                -             -           (481)            -             (481)
                                                       ----------   -----------   ------------   -----------     ------------
Income (Loss) From Continuing Operations
    Before Minority Interest                               (6,193)       12,998          5,733       (12,732)            (194)
    Minority interest in net income of subsidiaries             -        (5,999)             -             -           (5,999)
                                                       ----------   -----------   ------------   ------------     -----------

Income (Loss) From Continuing Operations                   (6,193)        6,999          5,733       (12,732)          (6,193)

    Income from discontinued operations net of tax              -             -              -             -                -
                                                       ----------   -----------   ------------   -----------       ----------

Net Income (Loss)                                      $   (6,193)  $     6,999   $      5,733   $   (12,732)     $    (6,193)
                                                       ==========   ===========   ============   ============     ===========

Kaiser Group International, Inc. and
Subsidiaries
Condensed Consolidating Statement of Operations
Three Months Ended June 30,2000
(In thousands)

                                                                                                                    Kaiser Group
                                                          Parent      Subsidiary  Non-Guarantor                  International, Inc.
                                                          Company     Guarantors  Subsidiaries    Eliminations      Consolidated
                                                          -------     ----------  ------------    ------------    ------------------
                                                                                  (Unaudited)
Gross Revenue                                           $      750  $  102,932     $    64,703      $        -       $    168,385

  Subcontract and direct material costs                       (582)    (72,431)        (37,948)              -           (110,961)
  Equity in income of joint ventures and
    affiliated companies                                     6,959         500             675          (6,906)             1,228
                                                        ----------  ----------     -----------      ----------       ------------
Service Revenue                                              7,127      31,001          27,430          (6,906)            58,652

Operating Expenses
  Operating expenses                                         5,581      27,826          21,620               -             55,027
  Depreciation and amortization                                238         122             553               -                913
  Restructuring Charges                                      1,248           -               -               -              1,248
                                                        ----------  ----------     -----------      ----------       ------------
Operating Income (Loss)                                         60       3,053           5,257          (6,906)             1,464

Other Income (Expense)
  Interest income                                              280         113             104               -                497
  Interest expense                                          (4,207)        (15)             (1)              -             (4,223)
                                                        ----------  ----------     -----------      ----------       ------------
Income (Loss) From Continuing Operations
  Before Income Taxes and Minority Interest                 (3,867)      3,151           5,360          (6,906)            (2,262)
  Income tax (expense) benefit                                   -           -            (406)              -               (406)
                                                        ----------  -----------    -----------      ----------       ------------
Income (Loss) From Continuing Operations
  Before Minority Interest                                  (3,867)       3,151          4,954          (6,906)            (2,668)
  Minority interest in net income of subsidiaries                -       (1,199)             -               -             (1,199)
                                                        ----------  -----------    -----------      ----------       ------------
Income (Loss) From Continuing Operations                    (3,867)       1,952          4,954          (6,906)            (3,867)

  Income from discontinued operations, net of tax                -            -              -               -                  -
                                                        ----------  -----------    ------------     ----------       ------------

Net Income (Loss)                                       $   (3,867) $     1,952    $      4,954     $   (6,906)      $     (3,867)
                                                        ==========  ===========    ============     ==========       ============

Kaiser Group International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 1999
(In thousands)

                                                                                                                      Kaiser Group
                                                                                                                     International,
                                              Parent     Subsidiary    Non-Guarantor   Discontinued                        Inc.
                                              Company    Guarantors    Subsidiaries    Operations     Eliminations     Consolidated
                                            ----------  ------------  --------------- -------------  --------------   -------------

                                                                                (Unaudited)

Gross Revenue                                      621       327,681          200,838       (83,763)              -         445,377

   Subcontract and direct material costs          (366)     (249,570)        (101,994)       30,990                        (320,940)

   Equity in income of joint ventures and
     affiliated companies                      (26,813)            -            5,016             -          24,793           2,996
                                            ----------  ------------  --------------- -------------  ---------------  -------------
Service Revenue                                (26,558)       78,111          103,860       (52,773)         24,793         127,433

Operating Expenses
   Operating expenses                            5,369        67,054          101,399       (48,284)              -         125,538
   Depreciation and amortization                 1,209           441            2,177          (729)                          3,098
   Restructuring charges                         7,142         1,599            1,953             -               -          10,694
                                            ----------  ------------  --------------- -------------  --------------  --------------
Operating Income (Loss)                        (40,278)        9,017           (1,669)       (3,760)         24,793         (11,897)


Other Income (Expense)
   Interest income                                  63           264              282            (2)              -             607
   Interest expense                            (11,914)         (286)             (11)            2               -         (12,209)

                                            ----------  ------------  --------------- -------------  --------------  --------------
Income (Loss) From Continuing Operations
   Before Income Taxes, Minority Interest
   and Extraordinary Item                      (52,129)        8,995           (1,398)       (3,760)         24,793         (23,499)


   Income tax (expense) benefit                 (1,809)         (310)           1,118         1,603               -             602
                                            ----------  ------------  --------------- -------------  --------------  --------------
Income (Loss) From Continuing Operations
   Before Minority Interest And
   Extraordinary Item                          (53,938)        8,685             (280)       (2,157)         24,793         (22,897)

   Minority interests in net income of               -        (4,205)               -             -               -          (4,205)

   subsidiaries                             ----------  ------------  --------------- -------------  --------------  --------------

Income (Loss) From Continuing Operations
   Before Extraordinary Item                   (53,938)        4,480             (280)       (2,157)         24,793         (27,102)

                                            ----------  ------------  --------------- -------------  --------------  --------------
   Income from discontinued operations
   (net of tax)                                      -             -                -         2,157               -           2,157
   Gain on sale of discontinued operations
   (net of tax)                                 77,748             -          (28,993)            -               -          48,755
                                            ----------  ------------  --------------- -------------  --------------  --------------
Income (Loss) Before Extraordinary Item         23,810         4,480          (29,273)            -          24,793          23,810

   Extraordinary item, net of tax                  698             -                -             -               -             698
                                            ----------  ------------  --------------- -------------  --------------  --------------
Net Income (Loss)                           $   23,112  $      4,480  $       (29,273)$           -  $       24,793  $       23,112
                                            ==========  ============  =============== =============  ==============  ==============

Kaiser Group International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 1999
(In thousands)
--------------------------------------------------------------------------------

                                                                                                                   Kaiser Group
                                              Parent     Subsidiary   Non-Guarantor  Discontinued                International, Inc.
                                              Company    Guarantors   Subsidiaries    Operations   Eliminations    Consolidated
                                             ---------   ----------   -------------  ------------  ------------  ------------------
                                                                              (Unaudited)
Gross Revenue                                $     600   $ 171,172     $  75,470     $  (27,362)    $      -        $  219,880

  Subcontract and direct material costs           (295)   (133,269)      (34,052)         9,534            -          (158,082)
  Equity in income of joint ventures and
    affiliated companies                       (31,187)          -         2,408              -       30,255             1,476
                                             ---------   ---------     ---------     ----------     --------        ----------
Service Revenue                                (30,882)     37,903        43,826        (17,828)      30,255            63,274

Operating Expenses
  Operating expenses                             2,657      33,648        44,031        (18,348)           -            61,988
  Depreciation and amortization                    429         196           926             66            -             1,617
  Restructuring charges                          6,212       1,599         1,953              -            -             9,764
                                             ---------   ---------     ---------     ----------     --------        ----------
Operating Income (Loss)                        (40,180)      2,460        (3,084)           454       30,255           (10,095)

Other Income (Expense)
  Interest income                                   6          187           148             (2)           -               339
  Interest expense                             (6,116)        (240)           (3)             2            -            (6,357)
                                             ---------   ---------     ---------     ----------     --------        ----------
Income (Loss) From Continuing Operations
  Before Income Taxes, Minority Interest
  and Extraordinary Item                       (46,290)      2,407        (2,939)           454       30,255           (16,113)

  Income tax (expense) benefit                  (1,929)       (297)        1,690            (37)           -              (573)
                                             ---------   ---------     ---------     ----------     --------        ----------
Income (Loss) From Continuing Operations
  Before Minority Interest and
  Extraordinary Item                           (48,219)      2,110        (1,249)           417       30,255           (16,686)

  Minority interests in net income of
    subsidiaries                                     -      (2,123)            -              -            -            (2,123)
                                             ---------   ---------     ---------     ----------     --------        ----------

Income (Loss) From Continuing Operations
  Before Extraordinary Item                    (48,219)        (13)       (1,249)           417       30,255           (18,809)

  Income from discontinued operations
    (net of tax)                                     -           -             -           (417)           -              (417)
  Gain on sale of discontinued operations
    (net of tax)                                77,748           -       (28,993)             -            -            48,755
                                             ---------   ---------     ---------     ----------     --------        ----------
Income (Loss) Before Extraordinary Item         29,529         (13)      (30,242)             -       30,255            29,529

  Extraordinary item, net of tax                   698           -             -              -            -               698
                                             ---------   ---------     ---------     ----------     --------        ----------
Net Income (Loss)                            $  28,831   $     (13)    $ (30,242)    $        -     $ 30,255        $   28,831
                                             =========   =========     =========     ==========     ========        ==========

Kaiser Group International Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2000
(In thousands)



===================================================================================================================================
                                                                                                                 Kaiser Group
                                                            Parent    Subsidiary   Non-Guarantor               International, Inc.,
                                                           Company    Guarantors   Subsidiaries   Eliminations    Consolidated
                                                         -----------  ----------   ------------   ------------ --------------------
                                                                                    (Unaudited)
Net Cash Provided by (Used in) Operating Activities      $  (5,980)   $  (2,035)   $    (3,933)   $         -     $     (7,878)
                                                         ---------    ---------    -----------    -----------     ------------
Investing Activities
Investments in subsidiaries and affiliates net of
   cash acquired                                                 -            -              -              -                -

Proceeds from sale of investment                                 -            -              -              -                -
Investments in net assets of discontinued operations             -            -              -              -                -
Purchases of fixed assets                                        -            -           (666)             -             (666)
                                                         ---------    ---------    -----------    -----------     ------------
   Net Cash Provided by (Use in) Investing Activities            -            -           (666)             -             (666)
                                                         ---------    ---------    -----------    -----------     ------------
Financing Activities
Borrowings under revolving credit facility                       -            -              -              -                -
Principal payments on revolving credit facility                  -            -              -              -                -
Change in book overdraft                                         -            -              -              -                -

Distribution of income to minority interest                      -       (5,937)             -              -           (5,937)
Proceeds from issuances of common stock                          -            -              -              -                -
                                                         ---------    ---------    -----------    -----------     ------------
   Net Cash Provided by (Use in) Financing Activities            -       (5,937)             -              -           (5,937)
                                                         ---------    ---------    -----------    -----------     ------------
Effect of Exchange Rate Changes on Cash                          -            -              -              -                -
                                                         ---------    ---------    -----------    -----------     ------------
Increase (Decrease) in Cash and Cash Equivalents            (5,980)      (7,972)        (4,599)             -          (14,481)
Cash and Cash Equivalents at Beginning of Period            11,472        8,008          6,911              -           26,391
                                                         ---------    ---------    -----------    -----------     ------------

Cash and Cash Equivalents at End of Period               $   5,492    $      36    $     6,382    $         -     $     11,910
                                                         =========    =========    ===========    ===========     ============

Kaiser Group International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 1999
(In thousands)
================================================================================

                                                                     Parent           Subsidiary      Non-Guarantor    Discontinued
                                                                    Company           Guarantors      Subsidiaries      Operations
                                                                   ----------         ----------      -------------    ------------
                                                                                                               (Unaudited)

Net Cash Provided by (Used in) Operating Activities                $  (26,268)        $    5,222      $       1,207    $         19
                                                                   ----------         ----------      -------------    ------------

Investing Activities
Investments in subsidiaries and affiliates, net of cash acquired            -                  -                  -               -
Sales of subsidiaries and/or investments                                    -                  -                  -               -
Net proceeds from sale of (investment in) net assets of
   discontinued operations                                            135,316                  -                  -               -
Purchases of fixed assets                                                   -                  -               (428)              -
                                                                   ----------         ----------      -------------    ------------
   Net Cash Used in Investing Activities                              135,316                  -               (428)              -
                                                                   ----------         ----------      -------------    ------------

Financing Activities
Borrowings under revolving credit facility                             57,064                  -                  -               -
Principal payments on revolving credit facility                        (92,54)                 -                  -               -
Cash collateral for performance guarantees                            (22,854)                 -                  -               -
Change in book overdraft                                               (4,542)                 -                  -               -
Distribution of income to minority interest                                 -                  -                  -               -
Proceeds from issuances of common stock                                    38                  -                  -               -
                                                                   ----------         ----------      -------------    ------------
   Net Cash Provided by (Used in) Financing Activities                (62,878)                 -                  -               -
                                                                   ----------         ----------      -------------    ------------
Effect of Exchange Rate Changes on Cash                                     -                  -                 76               -
                                                                   ----------         ----------      -------------    ------------
Increase in Cash and Cash Equivalents                                  46,170              5,222                855             (19)
Cash and Cash Equivalents at Beginning of Period                        2,414              3,814              9,039             (19)
                                                                   ----------         ----------      -------------    ------------

Cash and Cash Equivalents at End of Period                         $   48,584          $   9,036      $       9,894    $          -
                                                                   ==========          =========      =============    ============

                                                                                               Kaiser Group
                                                                                           International, Inc.
                                                                  Eliminations                 Consolidated
                                                                  ------------             -------------------

Net Cash Provided by (Used in) Operating Activities               $          -             $           (19,820)
                                                                  ------------             -------------------

Investing Activities
Investments in subsidiaries and affiliates, net of cash acquired             -                               -
Sales of subsidiaries and/or investments                                     -                               -
Net proceeds from sale of (investment in) net assets of
   discontinued operations                                                   -                         135,316
Purchases of fixed assets                                                    -                            (428)
                                                                  ------------             -------------------
   Net Cash Used in Investing Activities                                     -                         134,888
                                                                  ------------             -------------------

Financing Activities
Borrowings under revolving credit facility                                   -                          57,064
Principal payments on revolving credit facility                              -                         (92,584)
Cash collateral for performance guarantees                                   -                         (22,854)
Change in book overdraft                                                     -                          (4,542)
Distribution of income to minority interest                                  -                               -
Proceeds from issuances of common stock                                      -                              38
                                                                  ------------             -------------------
   Net Cash Provided by (Used in) Financing Activities                       -                         (62,878)
                                                                  ------------             -------------------
Effect of Exchange Rate Changes on Cash                                      -                              76
                                                                  ------------             -------------------
Increase in Cash and Cash Equivalents                                        -                          52,266
Cash and Cash Equivalents at Beginning of Period                             -                          15,248
                                                                  ------------             -------------------

Cash and Cash Equivalents at End of Period                        $          -             $            67,514
                                                                  ============             ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Developments in Corporate Reorganization

     On June 9, 2000, the Company announced its intention to sell the majority of its Engineering Operations in two separate transactions (described below). Also on June 9, 2000, the Company announced that it would effect these sales as well as a debt restructuring of its Senior and Senior Subordinated Notes through a voluntary and pre-arranged bankruptcy. Accordingly, on June 9, 2000, Kaiser Group International, Inc. and 38 of its wholly-owned domestic subsidiaries (the Debtor Entities), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company's subsidiaries that did not file petitions for relief under Chapter 11 will be referred to herein as the Non-Debtor Entities. Since then, the Company has continued to operate the Non-Debtor Entities' businesses in the ordinary course and has operated the Debtor Entities' businesses as debtors-in-possession. As such, the Debtor Entities are authorized to operate their businesses in the ordinary course but may not engage in transactions outside the ordinary course of business without the Bankruptcy
Court approval.   In accordance with its announced intentions and following the requisite Bankruptcy Court approvals, the sales of the Company's Engineering Operations were effected as follows:

  . The Infrastructure and Facilities Sale: The Bankruptcy Court approved the sale of the Infrastructure and Facilities line of business on July 17, 2000. On July 28, 2000, Kaiser completed the sale of its Infrastructure and Facilities line of business, which provided engineering services to clients around the world in the transit and transportation, facilities management, water/wastewater treatment, and microelectronics and clean technology sectors. In this transaction, substantially all of the assets of this business were sold to Tyco Group S.A.R.L., the EarthTech unit of Tyco International Ltd., for a cash purchase price of approximately $30 million, subject to closing adjustments.

  . The Metals, Mining and Industry Sale: The Bankruptcy Court approved the sale of the Metals, Mining and Industry line of business on August 17, 2000. On August 25, 2000, Kaiser completed the sale of its Metals, Mining and Industry line of business, which provided engineering services to clients around the world in the alumina/aluminum, iron and steel, and mining industry sectors. In this transaction, substantially all of the assets of this business were sold to Hatch Associates, Inc., a subsidiary of The Hatch Group of Canada, for a cash purchase price of approximately $7 million, subject to closing adjustments.

Once a final accounting of the sale transactions is completed during the third quarter, the Company anticipates recognizing a gain on the combined transactions.

     As a result of the Company's June 9, 2000 bankruptcy filings, (i) all then existing debts, liabilities and obligations of the Debtor Entities (collectively, "Pre-petition Indebtedness") matured and became due and payable, and (ii) all acts to collect Pre-petition Indebtedness and to enforce other existing contractual obligations of the Debtor Entities were stayed. Under the Bankruptcy Code, the Debtor Entities generally may not currently make payments on Pre-petition Indebtedness. Liabilities and obligations incurred after the commencement of the bankruptcy cases in connection with the operation of the Debtor Entities' business generally enjoy priority in right to payment over Pre-petition Indebtedness and may be paid by the Debtor Entities in the ordinary course of business.

     Under the Bankruptcy Code, the Debtor Entities may, subject to certain conditions, assume or reject executory contracts existing at the commencement of the bankruptcy cases. The rejection of an executory contract is treated as a breach thereof occurring immediately before the filing of the Debtor Entities' bankruptcy petitions. Any liabilities of the Debtor Entities arising as a result of the rejection of the executory contracts will be treated as Pre-petition Indebtedness.

     The Debtor Entities have filed a proposed plan of reorganization with the Bankruptcy Court. On August 17, 2000, the Bankruptcy Court approved a disclosure document prepared by the Company for use in soliciting acceptances of the Plan of Reorganization by affected creditors and shareholders. The Company has begun the process of soliciting such acceptances. The Company's plan of reorganization, as well as the public record of all bankruptcy court documents, can be accessed via the internet at www.deb.uscourts.gov. The plan of
                                    --------------------
reorganization is subject to change until such time as it is approved by the creditors through the bankruptcy process. In general, the proposed plan of reorganization contemplates:

     . the cash payment in full of certain ordinary course liabilities incurred prior to June 9, 2000; and
     . the payment with a combination of cash, preferred stock and newly issued common stock for most of the Pre-Petition Indebtedness not included in the class described above. This creditor class will consist largely of the Company's Senior Subordinated Notes and certain other claims for contingent or disputed liabilities existing as of

        June 9, 2000. The issuance of new preferred stock and new common stock to this class of creditors would result in substantial dilution to the common stockholders that existed immediately prior to the approval of the plan of reorganization; and
     . the issuance to current common shareholders of shares in the reorganized company which would comprise, in the aggregate, 15% of the common shares outstanding.

     Following the completion of the bankruptcy, the reorganized Company will be engaged in only a limited number of activities, primarily consisting of:

  . the completion of an engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic. This contract is expected to be completed during late 2000 through the Company's Netherlands subsidiary.
  . the performance and completion of DOE's integrating management contract at DOE's Rocky Flats site through Kaiser-Hill. The Company estimates Kaiser-Hill's completion of this contract by December 31, 2007.
  . the holding of a minority ownership interest in ICF Consulting Group Inc. (the consulting division that the Company sold in 1999) as well as the promissory notes received in connection with that sale, and
  .  the holding of a minority interest in an office building.

     In the event that a plan or reorganization is not approved by the Bankruptcy Court and a restructuring plan is not consummated, the ability of the Company to continue as a going concern depends on the success of and cash flows generated by the retained activities summarized above and on the ability to meet creditor obligations. The Company's alternative would be to seek to confirm a modified plan of reorganization or to liquidate the business and distribute available proceeds.


Results of Operations

     The Company's business during the three and six months ended June 30, 2000 was comprised of its Engineering Operations and its 50% interest in the Kaiser-Hill subsidiary. The following discussions separately address the operating results of the two segments. In all cases, if necessary, conforming changes to current period presentation formats have been made to the historical results presented.

Kaiser-Hill

     Kaiser-Hill Company, LLC is a 50% owned joint venture between Kaiser Group International, Inc. and CH2M Hill, formed solely to perform the U.S. Department of Energy's Rocky Flats Closure Project initially awarded in late 1995. Under such contract, Kaiser-Hill serves as the integrated management contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site (a former DOE nuclear weapons production facility) near Denver, Colorado. Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill's board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill's results of operations with those of its only other remaining business segment, E&C. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement to transfer, to the other 50% owner, the Company's right to designate 3 out of the 5 members of Kaiser-Hill's board of managers. The Company retains the right to designate 2 out of the 5 members of the Kaiser-Hill board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and financial information for periods after June 8, 2000 is reflected on the equity basis. The Company's accounting for the operating results for each of the three and six months ended June 30 were as follows (in thousands):


          Kaiser-Hill                                             2000                           1999
                                                                --------                       --------
                                                       Three Months   Six Months     Three Months   Six Months
                                                       ------------   ----------     ------------   ----------
          Gross Revenue..........................       $  99,595     $ 271,385        $ 165,221    $ 310,297
            Subcontracts and materials...........         (69,844)     (195,367)        (129,226)    (239,567)
            Equity in unconsolidated affiliates..             500           500                -            -
                                                        ---------     ---------        ---------    ---------
          Service Revenue........................          30,251        76,518           35,995       70,730
          Operating Expenses:
            Direct labor and fringe...............         27,425        64,197           31,750       62,321
                                                        ---------     ---------        ---------     --------
          Operating Income........................      $   2,826     $  12,321        $   4,245     $  8,409
                                                        =========     =========        =========     ========

     The recorded operating results for the Company's 50%-owned Kaiser-Hill subsidiary were approximately $2.8 million and $12.3 million for the three and six month periods ended June 30, 2000 versus $4.2 million and $8.4 million for the same periods in 1999. The change in the results for 2000 is largely due to the fact that on January 24, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract became effective February 1, 2000 and terminated the remaining period of the former contract as of January 31, 2000. The economic terms of the Closure Contract are significantly different from the former contract in that Kaiser-Hill, in addition to continuing to earn revenue from the reimbursement of the actual costs of its services, will also earn a performance fee based on a combination of the actual costs of completion and on the actual date of physical completion. The Closure Contract will reimburse Kaiser-Hill for the costs it incurs to complete the site closure, currently estimated to range between $3.6 billion and $4.8 billion and, in addition, will pay Kaiser-Hill an incentive fee ranging from $150.0 million to $460.0 million, depending on Kaiser-Hill's ability to control the incurred costs at completion to within the targeted range and its ability to meet the closure goal anytime between March 31, 2006 - March 31, 2007. In addition to recognizing revenue equal to all reimburseable costs incurred on the project, Kaiser-Hill is also recognizing a portion of the total estimated performance fee equal to the proportion of total costs incurred to date as compared to total estimated costs it expects to incur over the life of the project. Until Kaiser-Hill progresses further into the activities of the new contract, it is using the lowest potential fee award of $150.0 million as its basis estimate for recording that element of current revenue and profit on the contract. The use of this conservative fee estimate may change over time as Kaiser-Hill is better able to estimate the ultimate award fee. In January, 2000, Kaiser-Hill recorded the remaining amount of performance fee awarded pursuant to the predecessor contract which totaled $7.0 million.

Engineering Operations

     The Engineering Operations provided design, engineering, procurement, and construction and project management services to domestic and international clients in the infrastructure, facilities, metals, mining and industrial markets. The operating results for each of the three and six months ended June 30 was as follows (in thousands):


                                                                          2000                          1999
                                                                        ---------                     --------
                                                                Three Months   Six Months     Three Months   Six Months
                                                                ------------   ----------     ------------   ----------
          Gross Revenue ............................            $   68,790      $115,574       $ 54,659      $135,080
            Subcontracts and materials..............              ( 41,117)      (62,496)       (28,856)      (81,373)
            Equity income of affiliates.............                   728         1,008          1,476         2,996
                                                                ----------      --------       --------      --------
          Service Revenue...........................                28,401        54,086         27,279        56,703
          Operating Expenses:
            Direct labor and fringe.................                15,939        32,153         17,101        34,989
            Selling, general and administrative.....                11,663        22,909         13,137        28,228
            Depreciation/amortization...............                   913         1,871          1,617         3,098
            Restructuring charges...................                 1,248         1,915          9,764        10,694
                                                                ----------      --------       --------      --------
          Operating (Loss)..........................            $   (1,362)     $ (4,762)      $(14,340)     $(20,306)
                                                                ==========      ========       ========      ========

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

     The Company's largest single project in 2000 has been a contract for the engineering design and materials procurement for an alumina plant in Louisiana - generating $34.9 million in gross revenue during the six months ended June 30, 2000. This project essentially began late in 1999. The procurement of plant construction costs was especially heavy during the three months ended June 30, 2000, resulting in second quarter gross revenue of $28.0 million. These types of project cost pass-throughs are typical of the Company's contracts that include procurement and construction management services. Such costs are passed on to the customer and therefore increase gross revenue as well as subcontract and materials expense during the presented periods. Aside from fluctuations in contract pass-throughs, service revenue for the periods presented above has remained relatively consistent - indicating that, although included in the Company's gross revenues, the quantities of such pass-through costs typically have nominal effect on overall project profitability. Apart from the increase in gross revenue attributed by the contract described above, the largest reductions in gross revenue from 1999 to 2000 were due to large fixed-price Nitric Acid projects that were completed during the first quarter of 1999, a large fixed-price project to construct the Nova Hut steel mini-mill in the Czech Republic that was near completion from a cost perspective by late 1999; and reductions in gross revenue, largely from contract cost pass-throughs, generated by the Microelectronics line of business during 2000 as compared to 1999.

     Service Revenue: Service revenue of the Company's engineering operations increased during the three months ended June 30, 2000 versus the same period in 1999 largely as a result of the contract for the alumina plant discussed above. During the three months ended June 30, 2000, the Company earned an incentive fee of $500,000 and was approved for the reimbursement of approximately $300,000 in costs previously expensed. Apart from these non-recurring contract developments, the Company's service revenue in the period remained relatively flat when compared to the 1999 period. Service revenue for the six months ended June 30, 2000 versus the same period in 1999 decreased by $2.6 million largely as a result of the completion of an alumina refinery project in Australia during the latter half of 1999 being performed by one of the Company's joint ventures.

     Operating gross margins - defined as service revenue less direct labor and fringe costs - as a percent of service revenue improved significantly during the first and second quarters of 2000 when compared to 1999 - also largely to the better than average profitability of the alumina plant contract. The contract is a time and materials contract which reimburses the Company for an agreed upon hourly rate for all hours worked. Additionally, during the second quarter of 2000, the Company also earned a $500,000 incentive fee on this contract thereby increasing the margins for this period. Excluding the equity income in affiliates, the gross margins as a percent of service revenue were 42% and 39%, respectively, during the three and six months ended June 30, 2000 and 34% during the three and six months ended June 30, 1999.

     Other Operating Expenses: The decrease in Selling, General and Administrative expenses during the three and six months ended June 30, 2000 versus the same periods in 1999 is the result of the restructuring plan implemented in the latter half of 1999 which included actions to realign and reduce the Company's post-divestiture overhead cost structure such that the remaining levels would more appropriately fit the needs and size of its continuing operations. Elements of the overhead reduction plan included personnel reductions, the elimination of regional overhead layers, the downsizing of facilities, the closing of marginally profitable office locations, the discontinuance of certain business offerings, improved direct labor utilization on projects and enhanced project controls to minimize risks of future contract losses. Because of certain centralized aspects of the Company's organizational structure that existed prior to completing business unit divestitures, the cost reduction elements of this phase of the plan could not begin until after the divestitures were completed in mid 1999.

     Depreciation and Amortization Expense: Depreciation expense decreased by $0.7 million and $1.2 million during the three and six months ended June 30, 2000 versus the same periods in 1999 due entirely to the write off of goodwill and other miscellaneous intangible assets in connection with the asset sales completed during the second quarter of 1999.

     Reorganization and Restructuring Costs: The Company recorded charges for restructuring costs of $1.2 million and $1.9 million during the three and six months ended June 30, 2000, respectively, and $9.8 million and 10.7 million during the three and six months ended June 30, 1999, respectively. Components of the 2000 charges consist primarily of professional fees incurred in connection with the Company's bankruptcy and debt restructuring activities. Components of the 1999 charges, among others recorded later in 1999, included amounts for severance and related matters, and for business unit divestiture costs. These charges have been presented separately on the Consolidated Statements of Operations.

     Interest: Interest expense decreased by $2.1 million and $3.7 million, respectively, during the three and six month periods ended June 30, 2000 as compared to the same periods in 1999. After completing several asset sales in 1999, the Company used some of the sale proceeds to extinguish outstanding debt. In June 1999, the Company paid off the entire balance on its revolving credit facility and in October 1999, repurchased $14.0 million in outstanding Senior Notes. These transactions reduced the average outstanding debt balances by approximately $19.1 million and $34.8 million during the three and six months ended June 30, 2000.

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

     The Company recorded income tax expense of $0.4 million and $0.5 million on income (losses) from continuing operations of $(2.2) million and $0.3 million, respectively, during the three months and six months ended June 30, 2000.
During the periods, the Company continued with the established practice of not recognizing current financial statement benefits to be derived by net operating losses since the likelihood of being able to utilize such deductions in the future was uncertain. The uncertainty over the ability to generate future taxable income has however been overcome during the third quarter of 2000 as a result of the Company's completion of the asset sales described earlier. Therefore, the Company will recognize certain previously unbenefitted net operating losses during the third quarter of 2000 to reduce the taxable gains generated as part of the divestiture transactions.

     Included in the above tax provisions for the three and six months ended June 30, 1999, however, are income tax benefits of $0.1 million and $1.6 million, respectively, to offset the same amount of income tax expense that is included in the net income from discontinued operations (see Results of Discontinued Operations).

Results of Discontinued Operations

     During the three and six months ended June 30, 1999, the Company reported income of $2.2 million from discontinued operations. These respective operations were sold during the second quarter of 1999 for a reported net gain of $48.8 million.

     The combined net financial position, operating results and cash flows of the EFM and Consulting Groups have been presented in the accompanying consolidated financial statements as discontinued operations for all periods presented. The operating results of the discontinued segments has been included in the accompanying financial statements, in accordance with generally accepted accounting principles, in the form of their net results only. Summarized results for the discontinued segments for the three and six months ended June 30, 1999 is as follows (as these operations were disposed of in April and June of 1999, respectively, there were no comparable earnings for the quarter ended June 30, 2000) (in thousands):


  THREE AND SIX MONTHS ENDED JUNE 30, 1999         Three       Six
                                                   Months      Months
                                                   ------      ------

  Gross revenue............................      $ 27,362    $ 83,763
    Subcontracts and materials.............        (9,534)    (30,990)
                                                 --------    --------
  Service revenue..........................        17,828      52,773
  Operating expenses:
    Direct labor and fringe................         9,185      26,133
    Group overhead.........................         8,634      22,151
    Depreciation and amortization..........           300         657
                                                 --------    --------
  Segment income before income tax.........      $   (291)   $  4,060
                                                 ========    ========

     Total segment income (loss) from the discontinued operations of $(0.7) million and $4.1 million for the three and six months ended June 30, 1999, respectively, is presented in the accompanying Statement of Operations net of an applicable 40% income tax expense of $0.1 million and $1.6 million, respectively. Apart from the income tax expense recognized on the net earnings
(loss) from the discontinued operations, the Company's consolidated tax position has no net current income tax expense (other than for foreign income tax estimates) - see Income Tax Expense. Therefore, the tax expense attributable to the above results from discontinued operations has been offset in the income tax provision from continuing operations by a similar amount of income tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

     Operating activities: Kaiser-Hill generated operating cash of $3.0 million and $3.6 million during the six months ended June 30, 2000 and 1999, respectively. Kaiser-Hill's cash flows become available to the Company only upon actual periodic distributions of earnings to the Company and to the other 50% owner. The Company's continuing E&C operations used $10.3 million during the six months ended June 30, 2000, primarily from continued funding of operating losses, the payment of over $1.0 million for professional fees incurred in connection with its debt restructuring and bankruptcy activities and from the payment of $2.6 million in income taxes resulting from the 1999 asset sales. The E&C operations used $23.4 million in cash during the six months ended June 30, 1999 from continued operating losses, including the payment of $12.2 million in interest expense and the incurrence of $10.7 million consisting largely of amounts for professional fees, severance, office downsizing and other activities associated with the Company's restructuring.

     Investing activities: Fixed asset purchases in the first quarter of 2000 were minimal following the Company's Year 2000 readiness activities completed in 1999. Fixed asset purchases in the six months ended June 30, 1999 consisted largely of the capitalized costs of either purchased or internally developed software necessitated by the Company's software replacement efforts for Year 2000 issues. During the first quarter of 2000, the Company sold its 35% interest in an environmental holding company based in France generating approximately $1.0 million in cash from investing activities.

     Financing activities: During the six months ended June 30, 2000, Kaiser-Hill distributed $8.25 million to each of the Company and its other 50% owner - CH2M Hill. As of June 30, 2000, the Company reported a temporary $0.7 million book overdraft as a financing cash proceed. As of June 30, 2000 the Company had $12.6 in letters of credit outstanding, primarily for the Nova Hut project, collateralized by restricted cash balances.

Liquidity and Capital Resource Outlook

     The Company anticipates that it will have the liquidity necessary to effect the terms of the proposed Plan of Reorganization in the event that it is approved. As of August 25, 2000, the Company had already completed the asset sales contemplated in the proposed Plan of Reorganization and has invested the $35.3 million in proceeds received to date until the remaining elements of the Plan are approved and effected. Certain amounts of the net cash inflows generated by Kaiser-Hill will be used to purchase outstanding preferred stock issued under the Plan of Reorganization to the former holders of the Company's Senior Subordinated Notes. However, the Company anticipates that its needs for liquidity by its post-bankruptcy activities will be adequately funded by its then operations

     In the event that an acceptable Plan of Reorganization is not ultimately approved, the Company estimates that its liquidity would be sufficient in the short term for its remaining operations as well as for its debt service requirements and certain pre-bankruptcy contingencies. Over the longer term, the Company would need to obtain resolution to the method by which it would ultimately satisfy the principal obligations on its outstanding Senior and Senior Subordinated Notes. Alternatives could include the Company seeking to obtain confirmation of a modified plan of reorganization or to liquidate the business with a distribution of the available proceeds.


Other Matters

     Bath Contingency: In March 1998, Kaiser entered into a $197 million maximum price contract to construct a ship building facility for Bath Iron Works, Inc. ("Bath"). In May 1998, Kaiser learned that the costs of subcontractors to perform the contract were approximately $30 million higher than the estimated costs previously known, and Kaiser terminated the contract on the basis of mutual mistake between the contracting parties. Bath subsequently asserted a claim based on site conditions that allegedly should have been identified by Kaiser and its subcontractors. In March 2000, Bath filed claims aggregating $38 million in the United States District Court for the District of Maine. In August 2000, an agreement was reached between Kaiser and Bath in settlement of the potential claims, which the settlement does not require the payment of damages by Kaiser. The agreement of the parties is subject to approval by the Bankruptcy Court and Kaiser expects to soon file a motion for such approval, which Kaiser anticipates will be acted upon by the Bankruptcy Court prior to the hearing on the confirmation of the Plan. If this settlement is approved by the Bankruptcy Court, there will be no allowed claim in the bankruptcy cases arising from the terminated Bath contract.

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

     On March 29, 1999, one ex-ICT Spectrum shareholder, individually and on behalf of all others similarly situated, filed a class action lawsuit in the U.S. District Court for the District of Idaho alleging false and misleading statements made in a private offering memorandum, and otherwise, in connection with the Company's acquisition of ICT Spectrum in 1998. The court denied the Company's motion to dismiss this suit.

     Litigation, Claims and Assessments Contingencies: In the course of the Company's normal business activities, various claims or charges have been asserted and litigation commenced against the Company arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. The Company anticipates being able to resolve and/or settle matters within this category of contingency during the course of its bankruptcy process. Until such resolution however, in the opinion of management, the financial statements contain adequate provisions for reserves for final judgments, if any, in excess of insurance coverage, that might be rendered against the Company in such litigation. The continued adequacy of reserves is reviewed periodically as progress on such matters ensue.

     In the past, Kaiser had a number of cost-reimbursement contracts with the U.S. government that have been the subject of audits by the U.S. government.
The U.S. government has asserted, among other things, that some costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. Kaiser has been in active discussions with governmental agencies and has reached an agreement in principle to settle this potential claim, without the return by Kaiser of any money previously reimbursed to Kaiser by the U.S. government. However, Kaiser will waive the right to additional payments from the U.S. government under contracts affected by the settlement. Kaiser anticipates, in the near future, signing a settlement agreement prior to confirmation of the bankruptcy cases. The settlement agreement is subject to approval by the Bankruptcy Court and Kaiser has filed a motion requesting such approval. If this settlement is approved by the Bankruptcy Court, the U.S. government will not assert any further Claim in the Bankruptcy Cases arising from these U.S. government cost-reimbursement contracts.

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


Risks Relating to Reorganized Kaiser's Business

     Uncertainties Exist Relative to the Projected Operating and Non-Operating Results While the Company is in Bankruptcy or Until it Completes the Implementation of the Plan of Reorganization: The Company is currently in Chapter 11, which inherently increases the difficulty in forecasting operating results due to bankruptcy-related uncertainties relating to clients, suppliers and employees of the Company's businesses and the resolution of claims in bankruptcy. In addition, a protraction of the Chapter 11 process past October 2000 will increase the risk and increase the expense of the restructuring process.

     Reorganized Kaiser Will Be Dependent on Kaiser-Hill's Performance and Nova Hut Project: Reorganized Kaiser's long-term future profitability will be dependent, to a significant extent, on Kaiser-Hill's performance under its new contract with DOE. Kaiser-Hill's contract with the DOE includes a performance fee based upon a combination of the actual costs to complete the site closure and the actual date of completion of the closure. If Kaiser-Hill fails to complete within the target cost for the project and fails to complete the project by March 31, 2007, Kaiser-Hill's fee will be reduced by 30% of the costs incurred after the target date, up to a maximum of $20 million.

     In the shorter term, reorganized Kaiser's profitability will be dependent, to a significant extent, on the performance of Kaiser's Netherlands subsidiary under its contract for turnkey engineering and construction services relating to a steel mini-mill in the Czech Republic for Nova Hut and on Nova Hut's ability to pay for such services. Nova Hut is in financial difficulty.

     Risks From Special Federal Regulations: Because Kaiser-Hill provides the Federal government with nuclear energy and defense-related services, it and a number of its employees are required to have and maintain security clearances from the Federal government. There can be no assurance that the required security clearances will be obtained and maintained in the future. In addition, Kaiser-Hill is subject to foreign ownership, control and influence regulations imposed by the Federal government and designed to prevent the release of classified information to contractors subject to foreign ownership, influence and control. There can be no assurance that foreign ownership, influence and control concerns will not affect the ability of Kaiser-Hill to maintain its DOE contract.

     Potential Substantial Liabilities and Costs Associated With Kaiser-Hill's DOE Contract: Under the DOE contract, Kaiser-Hill is responsible for, and DOE will not pay for costs associated with, liabilities caused by the willful misconduct or lack of good faith of Kaiser-Hill's managerial personnel or the failure to exercise prudent business judgment by Kaiser-Hill's managerial personnel. If Kaiser-Hill were found liable for any of these reasons, the associated costs could be substantial.

     Absence of a Business Plan Beyond Kaiser-Hill and Nova Hut Project: Apart from the risks associated with Kaiser-Hill's performance under its new contract with the DOE, the performance of Kaiser Netherlands on the Nova Hut project, and Nova Hut's ability to pay Kaiser Netherlands, reorganized Kaiser's long-term future profitability will be dependent, to a significant extent, on its ability to develop a business plan for ongoing operations. It is possible that Kaiser's ongoing business plan will be limited to performing the Nova Hut project and participating in the activities of Kaiser-Hill. It is also possible that the Board of Directors of reorganized Kaiser will consider whether Kaiser should attempt to take advantage of its successful history of performing in the government services market, both independently and through Kaiser-Hill, in order to develop a new revenue base.

Certain Bankruptcy-Related Considerations

     Risk That The Plan Will Not Be Confirmed: Although Kaiser believes that the plan of reorganization will satisfy all requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will reach the same conclusion. There can also be no assurance that modifications of the plan of reorganization will not be required for confirmation, that such negotiations would not adversely affect the holders of claims and equity interests, or that such modifications would not necessitate the re-solicitation of votes.


Risk Factors Related to Estimates and Assumptions

     As with any plan of reorganization or other financial transaction, there are certain risk factors that must be considered. All risk factors cannot be anticipated, some events will develop in ways that were not foreseen, and many or all of the assumptions that have been used in connection with the plan of reorganization will not be realized exactly as assumed. Holders of claims and equity interests should be aware of some of the principal risks associated with the contemplated reorganization:

 . There is a risk that one of more of the required conditions or obligations under the plan of reorganization will not occur, be satisfied or waived, as the case may be, resulting in the inability to confirm the plan of reorganization.

 . The total amount of all claims filed in the Bankruptcy Cases may be materially in excess of the estimated amounts of allowed claims assumed in the development of the plan of reorganization. The actual amount of all allowed claims in any class may differ significantly from the estimates. Accordingly, the amount and timing of the distributions that will ultimately be received by any particular holder of an allowed claim in any class may be materially and adversely affected should the estimates be exceeded as to any class.

 . A number of other uncertainties may adversely impact reorganized Kaiser's future operations including, without limitation, economic recession, adverse regulatory agency actions, acts of God, or similar circumstances. Many of these factors will be substantially beyond reorganized Kaiser's control, and a change in any factor or combination of factors could have a material adverse effect on reorganized Kaiser's financial condition, cash flows, and results of operations.

 . There can be no assurance that reorganized Kaiser will be able to continue to generate sufficient funds to meet its obligations, notwithstanding the significant improvements in reorganized Kaiser's operations and financial condition. Although reorganized Kaiser's financial projections assume that reorganized Kaiser will generate sufficient funds to meet its working capital needs for the foreseeable future, its ability to gain access to additional capital, if needed, cannot be assured.

Other Risks

 . The Company may not be able to obtain satisfactory contract performance guarantee mechanisms, such as performance bonds.

 . The Company has been involved in a number of fixed-price contracts under which the Company can benefit from cost savings or performance efficiencies. The Company's revenue and profit recognition policies are based on making a series of assumptions including aspects relative to contract pricing and performance capabilities. The Company's contract to construct the Nova Hut steel mini-mill in the Czech Republic includes such aspects. In the event that such assumptions cannot be met or change as contract progress ensues, the Company may have to make downward adjustments to revenue and profit already recognized in the financial statements. Possible results of changes in such assumptions could include the inability to realize all contract performance fees or other incentives already recognized as revenue in the financial statements, and may result in other unrecoverable cost overruns.

 . The Company has several significant contingent liabilities arising out of prior operations and contracts, its 1998 acquisition of ICT Spectrum Constructors, Inc. and the dispositions of its Environment and Facilities Management and Consulting Groups. The Company anticipates resolving these contingencies during its bankruptcy processes, however, adverse resolution of one or more of those contingencies could adversely affect the Company's financial performance and condition.

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


                          Part II - Other Information

Item 1.   Legal Proceedings

On June 9, 2000 the Company and 38 of its subsidiaries filed a voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (case nos. 00-2263 thru 00-2301). The plan of reorganization proposed by the Company and its subsidiaries provides for a restructuring of the Company's debt in connection with the sale of significant assets.

Item 2.   Changes in Securities

(a) If the Company's plan of reorganization is approved by the Bankruptcy Court and becomes effective, then the holders of the Company's 12% Senior Subordinated Notes due 2003 will receive in exchange of such notes a combination of cash, new preferred stock and new common stock. The indenture governing the outstanding notes will be cancelled and the notes will cease to be outstanding as of the time of effectiveness of the plan of reorganization.

     In addition, if the Company's plan of reorganization is approved by the Bankruptcy Court and becomes effective, holders of the Company's outstanding common stock will receive new common stock in exchange for the common stock currently outstanding. Since other creditors of the Company, including holders of the notes described above, also will receive new common stock under the plan of reorganization, the percentage of new common stock held by current holders of common stock will be substantially diluted, to approximately 15% of the total number of shares of new common stock to be outstanding following effectiveness of the Company's plan of reorganization.

(b)  See the discussion under item 2(a) above.
(c)  None
(d)  Not applicable

Item 3.   Defaults Upon Senior Securities

In light of the fact that the Company filed a voluntary Chapter 11 petition, the Company did not make its June 30, 2000 interest payment ($65,000 and $8,125,00, respectively) due on either the Company's Senior Notes due 2003 or its 12% Senior Subordinated Notes due 2003.

Item 4.   Exhibits and Reports on Form 8-K

(a)  The Exhibits filed as part of this report are listed below:

          No. 21    Consolidated Subsidiaries of the Registrant as of August 1,
                    2000.
          No. 27    Financial Data Schedule
          10(d)(8)  Amendment No. 8 to Retirement Plan
          10(p)     Master Transaction Agreement between Tyco Group S.a.r.l. and
                    Kaiser Group International, Inc.
          10(p)(1)  Amendment No. 1 to Master Transaction Agreement
          10(q)     Master Transaction Agreement between Hatch Associates, Inc.
                    and Kaiser Group International, Inc.


Reports on Form 8-K

On June 14, 2000, Kaiser Group International, Inc. filed a Form 8-K announcing the sales of its engineering operating units; such sales and a restructuring of the Company's debt are to be completed through a voluntary "pre-packaged" Chapter 11 reorganization filed on June 9, 2000.

A summary of the terms of the proposed restructuring of the outstanding $125 million Senior Subordinated Notes due 2003 was also filed in the June 14, 2000 Form 8-K.

On July 28, 2000, Kaiser Group International, Inc. filed a Form 8-K announcing that it had completed the sale of its infrastructure and facilities business unit to Earth Tech Holdings, Inc., a unit of Tyco International, Ltd.

On August 28, 2000, Kaiser Group International, Inc. filed a Form 8-K announcing that it had completed the sale of its metals, mining and industry business unit to The Hatch Group of Canada.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KAISER GROUP INTERNATIONAL, INC.
                                    (Registrant)
                                    Date: September 6, 2000


                                    /s/ Timothy P. O'Connor
                                    -----------------------------------------
                                    Timothy P. O'Connor
                                    Executive Vice President, Chief Financial
                                    Officer and Chief Administrative Officer
                                    (Duly authorized officer and principal
                                    financial officer)