Form 10-Q
period 2000-09-30
KAISER GROUP INTERNATIONAL INC
filed 2000-11-21
CIK 856200

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No X

On October 31, 2000, there were 23,414,328 shares of Kaiser Group International, Inc. Common Stock, par value $0.01 per share, outstanding.



--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter ending September 30, 2000.

                       KAISER GROUP INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q

                                                                                                Page
Part I - Financial Information

  Item 1. Financial Statements:

               Consolidated Balance Sheets -
               September 30, 2000 and December 31, 1999...................................         3

               Consolidated Statements of Operations and Comprehensive (Loss)
               Three and Nine Months Ended September 30, 2000 and 1999....................         4

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2000 and 1999..............................         5

               Notes to Consolidated Financial Statements.................................      6-18

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................................     19-26

Item 3         Quantitative and Qualitative Disclosures About Market Risk.................        27

Part 11 - Other Information

Item 1. Legal Proceedings.................................................................        27

Item 2. Changes in Securities and Use of Proceeds.........................................        27

Item 3. Defaults Upon Senior Securities...................................................        27

Item 4. Exhibits and Reports on Form 8-K..................................................        27



--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter ending September 30, 2000.

KAISER GROUP INTERNATIONAL, INC.
Debtor-In-Possession
Consolidated Balance Sheets
(In thousands, except shares)

                                                              September 30,    December 31,
                                                                  2000            1999
                                                                  ----            ----
                                                              (Unaudited)
Assets
Current Assets
 Cash and cash equivalents                                        $  42,437      $  26,391
 Restricted cash                                                     15,933         16,386
 Contract receivables, net                                           22,847        158,319
 Prepaid expenses and other current assets                            1,543          5,350
                                                                  ---------      ---------

     Total Current Assets                                            82,760        206,446
                                                                  ---------      ---------

Fixed Assets
 Furniture, equipment, and leaseholds                                 3,993         14,224
 Less depreciation and amortization                                  (3,493)       (11,403)
                                                                  ---------      ---------

                                                                        500          2,821
                                                                  ---------      ---------
Other Assets
 Goodwill, net                                                           --         17,581
 Investments in and advances to affiliates                            6,368         10,040
 Notes receivable                                                     6,550          6,550
 Capitalized software development costs                               1,338          1,601
 Other                                                                3,445          8,524
                                                                  ---------      ---------

                                                                     17,701         44,296
                                                                  ---------      ---------

        Total Assets                                              $ 100,961      $ 253,563
                                                                  =========      =========

Liabilities and Shareholders' Equity (Deficit)

Liabilities Not Subject To Compromise
Current Liabilities
 Accounts payable                                                 $   7,282      $ 119,556
 Accrued salaries and benefits                                        4,516         27,249
 Other accrued expenses                                               6,650         26,921
 Deferred revenue                                                        --          9,015
 Income taxes payable                                                   542          6,597
                                                                  ---------      ---------

     Total Current Liabilities                                       18,990        189,338

Long-term Liabilities
 Long-term debt                                                           -        124,218
 Other                                                                    -          7,577
 Liabilities Subject To Compromise                                  159,492              -
                                                                  ---------      ---------

     Total Liabilities                                              178,482        321,133

Commitments and Contingencies

Minority Interest                                                         -          2,333

Shareholders' Equity (Deficit)
 Preferred stock                                                          -              -
 Common stock, par value $.01 per share:
   Authorized-90,000,000 shares
   Issued and outstanding- 23,414,328 and
   23,655,500 shares at September 30, 2000 and
    December 31, 1999, respectively                                     234            237
 Additional paid-in capital                                          73,360         73,643
 Accumulated deficit                                               (151,140)      (140,681)
 Accumulated other comprehensive income (loss)                           25         (3,102)
                                                                  ---------      ---------

    Total Shareholders' Equity (Deficit)                            (77,521)       (69,903)
                                                                  ---------      ---------

      Total Liabilities and Shareholders' Equity (Deficit)        $ 100,961      $ 253,563
                                                                  =========      =========



See notes to consolidated financial statements.
--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter
ending September 30, 2000.                                                Page 3

KAISER INTERNATIONAL, INC. AND SUBSIDIARIES
Debtor-In-Possession
Consolidated Statements of Operations
(In thousands, except per share amounts)

                                                                     Three Months Ended      Nine Months Ended
                                                                     ------------------      -----------------
                                                                        September 30,          September 30,
                                                                        -------------          -------------
                                                                     2000          1999       2000         1999
                                                                     ----          ----       ----         ----
                                                                    (Unaudited)
Gross Revenue                                                     $     --       $ 206,046   $ 271,385   $ 516,343
  Subcontract and direct material costs                                 --        (161,710)   (195,367)   (401,277)
  Equity in net income of unconsolidated subsidiaries                2,121              --       2,621          --
                                                                  --------       ---------   ---------   ---------

Service Revenue                                                      2,121          44,336      78,639     115,066

Operating Expenses
  Direct labor and fringe benefits                                      --          40,299      63,426     102,620
  Selling, general and administrative                                1,343           1,685       6,389       6,791
  Depreciation and amortization                                        822             864       2,467       3,962
  Restructuring and/or reorganization charges                        2,462              --       4,377      10,694
                                                                  --------       ---------   ---------   ---------

Operating Income (Loss)                                             (2,506)          1,488       1,980      (9,001)

Other Income (Expense)
  Interest income                                                      793             858       1,966       1,465
  Interest expense                                                      --          (4,592)     (8,445)    (16,801)
                                                                  --------       ---------   ---------   ---------

Income (Loss) From Continuing Operations
  Before Income Taxes, Minority Interest and
  Extraordinary Item                                                (1,713)         (2,246)     (4,499)    (24,337)

  Income tax benefit (expense)                                       7,672             276       8,420         364
                                                                  --------       ---------   ---------   ---------

Income (Loss) From Continuing Operations
  Before Minority Interest and Extraordinary Item                    5,959          (1,970)      3,921     (23,973)

  Minority interest in net income of subsidiaries                       --          (2,118)     (5,999)     (6,323)
                                                                  --------       ---------   ---------   ---------

Income (Loss) Before Discontinued Operations,
  and Extraordinary Item                                             5,959          (4,088)     (2,078)    (30,296)

  Income (loss) from discontinued operations, net of tax              (755)            771       1,089       2,034
  Gain (loss) on sale of discontinued operations, net of tax        (9,435)         (2,556)     (9,435)     46,199
                                                                  --------       ---------   ---------   ---------

Income (Loss) before Extraordinary Item                             (4,231)         (5,873)    (10,424)     17,937
  Extraordinary item, net of tax                                       (35)             --         (35)       (698)
                                                                  --------       ---------   ---------   ---------

Net Income (Loss)                                                 $ (4,266)      $  (5,873)  $ (10,459)  $  17,239
                                                                  ========       =========   =========   =========


Basic and Diluted Earnings (Loss) Per Share:
  Continuing operations, net of tax                               $   0.26       $   (0.18)  $   (0.09)  $   (1.27)
  Discontinued operations, net of tax                                (0.44)          (0.07)      (0.36)       2.02
  Extraordinary item, net of tax                                        --              --          --       (0.03)
                                                                  --------       ---------   ---------   ---------

                                                                  $  (0.18)      $   (0.25)  $   (0.45)  $    0.72
                                                                   ========      =========   =========   =========


Weighted average shares for basic earnings per share                23,255          23,823      23,270      23,927
  Effect of dilutive stock options                                      --              --          --          --
                                                                  --------       ---------   ---------   ---------

Weighted average shares for diluted earnings per share              23,255          23,823      23,270      23,927
                                                                  ========       =========   =========   =========

Comprehensive Income (Loss
  Net Income (Loss)                                               $ (4,266)      $  (5,873)  $ (10,424)  $  17,239
  Other Comprehensive Income (Loss)
            Change in cumulative foreign translation adjustments     2,793             313       3,127         446
                                                                  --------       ---------   ---------   ---------
Total Comprehensive Income (Loss)                                 $ (1,473)      $  (5,560)  $  (7,297)  $  17,685
                                                                  ========       =========   =========   =========



See notes to consolidated financial statements.
--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter ending September 30, 2000.

KAISER GROUP INTERNATIONAL, INC.
Debtor-In-Possession
Consolidated Statements of Cash Flows
(In thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                   -------------------
                                                                                     2000       1999
                                                                                   --------   --------
                                                                                       (Unaudited)
Operating Activities
Net income (loss)                                                                  $(10,459)  $ 17,239
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
 Income from discontinued operations                                                 (1,815)    (2,034)
 (Gain) Loss on sale of discontinued operations                                       9,435    (46,199)
 Depreciation and amortization                                                        2,467      4,016
 Provision (credit) for losses                                                            -   (27,904)
 Extraordinary items                                                                     35        698
 Provision for deferred income taxes                                                      -     34,673
 Note receivable write-off                                                                -        638
 Earnings in excess of cash distributions from
  joint ventures and affiliated companies                                            (3,571)    (1,688)
 Minority interest in net income of subsidiaries                                      5,999      6,323
 Changes in operating assets and liabilities, net of amounts sold:
  Contract receivables, net                                                           7,174    (17,513)
  Prepaid expenses and other current assets                                          (2,016)    (7,592)
  Accounts payable and accrued expenses                                             (10,081)   (13,583)
  Deferred revenue                                                                   (7,253)    (8,221)
  Income tax payable                                                                 (2,125)     1,209
                                                                                   --------   --------

 Net Cash (Used in) Operating Activities                                            (12,210)   (59,938)
                                                                                   --------   --------

Investing Activities
Proceeds from sales of discontinued operations                                       37,717    135,316
Purchases of fixed assets                                                              (666)      (659)
                                                                                   --------   --------

 Net Cash Provided by Investing Activities                                           37,051    134,657
                                                                                   --------   --------

Financing Activities
Borrowings under revolving credit facility                                                -     57,064
Principal payments on revolving credit facility                                           -    (92,584)
(Provision) release of cash collateral for performance guarantee                        455    (21,000)
Redemption of Senior Notes                                                           (1,000)        --
Change in book overdraft                                                                  -      1,195
Distribution of income to minority interest                                          (8,250)         -
Proceeds from issuance of common stock                                                    -         38
                                                                                   --------   --------

 Net Cash (Used in) Financing Activities                                             (8,795)   (55,287)
                                                                                   --------   --------

Effect of Exchange Rate Changes on Cash                                                 (--)        76

Increase in Cash and Cash Equivalents                                                16,046     19,508
Cash and Cash Equivalents at Beginning of Period                                     26,391     15,248
                                                                                   --------   --------

Cash and Cash Equivalents at End of Period                                         $ 42,437   $ 34,756
                                                                                   ========   ========

Supplemental cash flow information is as follows:
Cash payments for interest                                                          $    27   $  3,295
Cash payments for income taxes                                                        2,171          -
Reacquisition of common stock                                                             -       (337)

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter ending September 30, 2000.

              KAISER GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                             DEBTOR-IN-POSSESSION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

The accompanying consolidated financial statements of Kaiser Group International, Inc. and subsidiaries (the Company), except for the December 31, 1999 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. With respect to the Company's financial statements for periods ended prior to December 31, 1999, such adjustments consist of normal and recurring adjustments and reclassifications to be consistent with the September 30, 2000 presentation. With respect to the Company's financial statements for the period ended September 30, 2000, such adjustments consist of normal and recurring adjustments as well as other adjustments that are consistent with the American Institute of Certified Public Accountants' Statement of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, to reflect the filing of voluntary petitions by the Company and certain of its subsidiaries under Chapter 11 of the United States Bankruptcy Code on June 9, 2000.

These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 and the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Recent Changes in Accounting Affecting Comparability of Financial Statements
----------------------------------------------------------------------------

Investment in Kaiser-Hill: Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill Company, LLC's board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill's results of operations with those of its only other remaining business segment, the Engineers and Constructors Group. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement whereby the other 50% owner has the right to designate 3 out of the 5 members of Kaiser-Hill's board of managers. The Company retains the right to designate 2 out of the 5 members of Kaiser-Hill's board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and financial information for periods after June 8, 2000 is reflected on the equity basis.

Discontinued Engineering Operations: As more fully described herein, in two separate transactions completed during the three months ended September 30, 2000, the Company sold the majority of its Engineering Operations pursuant to its Plan of Reorganization as filed with the Bankruptcy Court. Accordingly, the financial results of the divested operations have been presented in the accompanying financial statements as "discontinued operations" for all periods presented.


2.  Reorganization Developments

On June 9, 2000, the Company announced its intention to sell the majority of its Engineering Operations in two separate transactions (described below). Also on June 9, 2000, the Company announced that it would effect these sales as well as a debt restructuring of its Senior and Senior Subordinated Notes through a voluntary and pre-arranged bankruptcy. Accordingly, on June 9, 2000, Kaiser Group International, Inc. and 38 of its wholly-owned domestic subsidiaries (the Debtor Entities) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company's subsidiaries that did not file petitions for relief under Chapter 11 are referred to herein as the Non-Debtor Entities. Since then, the Company has continued to operate the Non-Debtor Entities' businesses in the ordinary course and has operated the Debtor Entities' businesses as debtors-in-possession. As such, the Debtor Entities are authorized to operate their businesses in the ordinary course but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval.

In accordance with its announced intentions and following the requisite Bankruptcy Court approvals, the sales of the Company's Engineering Operations were effected as follows:

 .    The Infrastructure and Facilities Sale: The Bankruptcy Court approved the sale of the Infrastructure and Facilities line of business on July 17, 2000. On July 28, 2000, Kaiser completed the sale of its Infrastructure and Facilities line of business, which provided engineering services to clients around the world in the transit and transportation, facilities management, water/wastewater treatment, and microelectronics and clean technology sectors. In this transaction, substantially all of the assets of this business were sold to Tyco Group S.A.R.L., the EarthTech unit of Tyco International Ltd., for a cash purchase price of $30 million.


--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter ending September 30, 2000.

 .    The Metals, Mining and Industry Sale: The Bankruptcy Court approved the sale of the Metals, Mining and Industry line of business on August 17, 2000. Effective as of August 18, 2000, Kaiser completed the sale of its Metals, Mining and Industry line of business, which provided engineering services to clients around the world in the alumina/aluminum, iron and steel, and mining industry sectors. In this transaction, substantially all of the assets of this business were sold to Hatch Associates, Inc., a subsidiary of The Hatch Group of Canada, for a cash purchase price of $7.0 million.

Although the Company has not finalized its accounting for the transactions, it has to date recognized a net loss for financial reporting purposes of approximately $(0.9) million. After adjusting this loss for items that are not deductible for federal income tax purposes such as associated goodwill and intangible asset write-offs totaling $19.0 million, the transactions resulted in income tax expense of approximately $8.5 million, resulting in a total loss after tax for financial reporting purposes of approximately $(9.4) million from the collective sales.

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

The Debtor Entities have filed a consolidated plan of reorganization with the Bankruptcy Court. On August 17, 2000, the Bankruptcy Court approved a disclosure document prepared by the Company for use in soliciting acceptances of the Plan of Reorganization by affected creditors and shareholders, who approved the plan. There remain outstanding certain objections to the plan of reorganization, which has not yet been confirmed by the Bankruptcy Court. On the afternoon of Thursday, November 16, 2000, the Bankruptcy Court continued the hearing on confirmation of the Plan of Reorganization of Kaiser Group International, Inc. and 38 of its subsidiaries until 10:00 a.m. on December 5, 2000. The Company's plan of reorganization, as well as the public record of all bankruptcy court documents, can be accessed via the internet at www.deb.uscourts.gov. Although
           --------------------------------------------------------
material changes are not expected, the plan of reorganization is subject to change until such time as it is confirmed by the Bankruptcy Court. In general, the proposed plan of reorganization contemplates:

 .    the cash payment of certain ordinary course liabilities, up to $20,000 per creditor, incurred prior to June 9, 2000;

 .    the payment, with a combination of cash, preferred stock and newly issued common stock, for most Pre-Petition Indebtedness not included in the class described above. This creditor class will consist largely of the Company's Senior Subordinated Notes and certain other claims for contingent or disputed liabilities existing as of June 9, 2000 (collectively, the Class 4 Claims). The issuance of new preferred stock and new common stock to this class of creditors would result in substantial dilution to the common stockholders that existed immediately prior to the effectiveness of the plan of reorganization; and

 .    the issuance to current common shareholders and the other equity interests of shares in the reorganized company which would comprise, in the aggregate, 15% of the common shares outstanding after the distribution of new issued common shares to the Class 4 claims as described above.

Immediately following the completion of the bankruptcy and asset sales described above, the reorganized Company will be engaged in or own only a limited number of activities or assets, primarily consisting of:

 .    the completion of an engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic. This contract is expected to be completed during late 2000 through the Company's Netherlands subsidiary, although warranty obligations will exist for a period following final acceptance of the mini-mill.

 .    the performance of a contract for the closure of DOE's Rocky Flats site through Kaiser-Hill, and

 .    the holding of a minority ownership interest in ICF Consulting Group Inc.
     (the consulting division that the Company sold in 1999) as well as the promissory notes received in connection with that sale.

In the event that a plan of reorganization is not confirmed by the Bankruptcy Court and a restructuring plan is not consummated, the ability of the Company to continue as a going concern depends on the success of and cash flows generated by the retained activities summarized above and on the ability to meet creditor obligations. The Company's alternative would be to seek to confirm a modified plan of reorganization or to liquidate the business and distribute available proceeds.


--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter ending September 30, 2000.

The accompanying financial statements have been prepared on a going concern basis, which, except as disclosed, contemplates continuity of retained operations, the realization of assets and the discharge of liabilities in the ordinary course of business or pursuant to Bankruptcy Court orders. Until the Company has an approved plan of reorganization, the realization of assets and the ultimate resolution of the Company's contingent liabilities (Note 6) could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of the outcome from the bankruptcy proceedings. In addition, valuation methods used in Chapter 11 reorganization processes vary depending on the purpose for which they are prepared and may differ from methods used solely for purposes of GAAP, the basis on which the accompanying financial statements are prepared. Accordingly, the values and assumptions used to set forth amounts in the accompanying financial statements may not be indicative of the values and assumptions presented to or used by the Bankruptcy Court. As a result, valuations of the Company based on the accompanying financial statements may be significantly different than valuations used by the Company in determining the amounts to be received, if any by each class of creditor under a plan of reorganization. As a result of the Chapter 11 filing, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the classification of liabilities that might result should the Company not be successful in attempts to enact the critical actions summarized above. Upon the effectiveness of the Company's Plan of Reorganization, the principles of the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" will be applied in the form of "fresh start accounting" whereby the Company's overall fair market value ("Reorganization Value") will be allocated to the successor company's net assets using the purchase method of accounting.


3. Condensed financial information for the Company's Debtor and Non-Debtor Entities is as follows:


Statements of Operations                                                                       Non-
------------------------                                                                      ----
For the period from June 9, 2000 (Petition Date) through September 30, 2000,      Debtor      Debtor
----------------------------------------------------------------------------      ------      ------
                                                                                 Entities    Entities      Total
                                                                                 --------    --------      -----
Gross revenue.................................................................  $       --   $     --   $     --
 Subcontracts and materials...................................................         (--)       (--)       (--)
 Equity in unconsolidated subsidiaries........................................          --      2,621      2,621
                                                                                  --------   --------   --------

Service revenue...............................................................          --      2,621      2,621
Operating expenses:
 Direct labor and fringe......................................................          --         --         --
 Selling, general and administrative..........................................       1,790         --      1,790
 Depreciation and amortization................................................         972        277      1,249
 Reorganization costs.........................................................       3,565         --      3,565
                                                                                  --------   --------   --------

 Operating income.(loss)......................................................    $ (6,327)  $  2,344   $ (3,983)
                                                                                  ========   ========   ========

 Net income.(loss)............................................................    $ (4,166)   $ 1,471   $ (2,695)
                                                                                  ========    =======   ========

                                                                                              Non-
                                                                                              ----
                                                                                Debtor       Debtor
                                                                                ------       ------
Balance Sheets as of September 30, 2000                                         Entities     Entities    Total
---------------------------------------                                         --------     --------    -----
Assets                                                                                (Unaudited)
 Cash and cash equivalents....................................................  $   37,468   $  4,969   $ 42,437
 Restricted cash..............................................................      13,262      2,671     15,933
 Contract receivables, net....................................................         145     22,702     22,847
 Other current assets.........................................................       1,032        511      1,543
 Other long-term assets.......................................................      18,201         --     18,201
                                                                                ----------   --------   --------

  Total Assets................................................................  $   70,108   $ 30,853   $100,961
                                                                                ==========   ========   ========

Liabilities
Liabilities Not Subject To Compromise
 Accounts payable.............................................................       1,090      6,192      7,282
 Accrued salaries and benefits................................................       4,516         --      4,516
 Other current liabilities....................................................         542      6,650      7,192
                                                                                ----------   --------   --------

  Total Liabilities Not Subject To Compromise.................................       6,148     12,842     18,990
Liabilities Subject To Compromise.............................................     159,492         --    159,492
                                                                                ----------   --------   --------

  Total Liabilities...........................................................     165,640     12,842    178,482
Commitments and contingencies
Minority Interest.............................................................          --         --         --
                                                                                ----------   --------   --------

Net Assets....................................................................  $  (95,532)  $ 18,011   $(77,521)
                                                                                ----------   --------   --------


--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter ending September 30, 2000.

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


5.   Liabilities Subject to Compromise ("Pre-petition Indebtedness")

As a result of the commencement of the Debtor Entities' bankruptcy cases, (i) all then existing debts, liabilities and obligations of the Debtor Entities (collectively, Pre-petition Indebtedness) matured and became due and payable, and (ii) all acts to collect Pre-petition Indebtedness and to enforce other existing contractual obligations of the Debtor Entities were stayed. Pre-petition Indebtedness has been reflected on the Company's Consolidated Balance Sheet at September 30, 2000 as Liabilities Subject to Compromise consisting of the following (in thousands):

                                                                   Debtor
                                                                   ------
                                                                  Entities
                                                                  --------

            Liabilities Subject to Compromise:                   (Unaudited)
                  Accounts payable.............................    $  5,100
                  Accrued interest expense.....................       7,988
                  Other accrued expenses.......................      22,838
                  Notes payable................................     123,566
                                                                   --------

                      Total Liabilities subject to compromise..    $159,492
                                                                   ========

All amounts presented above may be subject to future adjustments depending on Bankruptcy Court's actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events. The Bankruptcy Court established August 15, 2000 as a date ("bar date") for the majority of unsecured creditors to file with the court a notice of the amount and nature of their claims. Under the Bankruptcy Code, liabilities and obligations first incurred after the commencement of the bankruptcy cases in connection with the operation of the Debtor Entities' business generally enjoy priority in the right to payment over Pre-petition Indebtedness and may be paid by the Company in the ordinary course of business. Such liabilities are reflected on the Company's Consolidated Balance Sheet as Liabilities Not Subject to Compromise.

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


Reorganization and Restructuring Costs

During the three and nine months ended September 30, 2000 the Company incurred approximately $2.5 million and $4.5 million, respectively, in costs associated with its bankruptcy activities - including third-party professional fees, court fees, printing and mailing costs, and severance and staff retention costs among others. During the nine months ended September 30, 1999, the Company recognized unusual charges totaling $10.7 million incurred as part of activities aimed at addressing the restructuring of its debt and the reorganization of its remaining operations that were undertaken prior to the inception of the bankruptcy.


6.   Contingencies

Litigation, Claims and Assessments Contingencies: In the course of the Company's normal business activities, various claims or charges have been asserted and litigation commenced against the Company arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. The Company anticipates being able to resolve and/or settle matters within this category of contingency during the course of its bankruptcy process. Until such resolution, however, in the opinion of management, the financial statements contain adequate provisions for reserves for final judgments, if any, in excess of insurance coverage, that might be rendered against the Company in such litigation. The continued adequacy of reserves is reviewed periodically


--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter ending September 30, 2000.

as progress on such matters ensue.

     Bath Contingency: In March 1998, Kaiser entered into a $197 million maximum price contract to construct a ship building facility for Bath Iron Works, Inc. ("Bath"). In May 1998, Kaiser learned that the costs of subcontractors to perform the contract were approximately $30 million higher than the estimated costs previously known, and Kaiser terminated the contract on the basis of mutual mistake between the contracting parties. Bath subsequently asserted a claim based on site conditions that allegedly should have been identified by Kaiser and its subcontractors. In March 2000, Bath filed claims aggregating $38 million in the United States District Court for the District of Maine. In August 2000, an agreement was reached among Kaiser, its insurer and Bath in settlement of the potential claims. The agreement of the parties was also approved by the Bankruptcy Court and accordingly, there will be no allowed claim arising from the terminated Bath contract.

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

     The former shareholders of ICT Spectrum have submitted a claim in bankruptcy against the Company. Pursuant to the Company's Plan of Reorganization, the Company believes that the claim will be treated as a Class 5 Equity Interest.

     On March 29, 1999, one ex-ICT Spectrum shareholder, individually and on behalf of all others similarly situated, filed a class action lawsuit in the U.S. District Court for the District of Idaho alleging false and misleading statements made in a private offering memorandum, and otherwise, in connection with the Company's acquisition of ICT Spectrum in 1998. The court denied the Company's motion to dismiss this suit. As a result of the bankruptcy, this case has been stayed as to the Company.

     Government contract contingencies: In the past, Kaiser had a number of cost-reimbursement contracts with the U.S. government that have been the subject of audits by the U.S. government. The U.S. government has asserted, among other things, that some costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. Effective as of August 28, 2000, Kaiser and the respective governmental agencies reached an agreement to settle this potential claim, without the return by Kaiser of any money previously reimbursed to Kaiser by the U.S. government. Also pursuant to the settlement agreement, the U. S. government will not assert any further Claim in the Bankruptcy Cases arising from these U.S. government cost-reimbursement contracts and Kaiser waives the right to additional payments from the U.S. The Bankruptcy Court has also approved the settlement agreement.

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


7.  Guarantor Subsidiaries

Until the completion of the Company's bankruptcy process and pursuant to SEC rules regarding publicly held debt, the Company is required to provide financial information for wholly owned subsidiaries of Kaiser Group International, Inc. (Subsidiary Guarantors) which unconditionally guarantee the payment of the principal, premium, if any, and interest on the Company's Senior Subordinated Notes and Series B Senior Notes. The Subsidiary Guarantors are Cygna Consulting Engineers and Project Management, Inc; Kaiser Government Programs, Inc; Global Trade & Investment, Inc; Kaiser Europe, Inc; Kaiser/Georgia Wilson, Inc; Kaiser Overseas Engineering, Inc; EDA Incorporated, Inc.; Kaiser Engineers Pacific, Inc; and Kaiser Advanced Technology, Inc. Condensed consolidating financial information for Kaiser Group International, Inc. (Parent Company), the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries follow on pages 11-18.

The information, except for the December 31, 1999 condensed consolidating balance sheet, is unaudited. Investments in subsidiaries have been presented using the equity method of accounting. The Company does not have a formal tax-sharing arrangement with its subsidiaries and has allocated taxes to its subsidiaries based on the Company's overall effective tax rate.

--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter
ending September 2000.                                                   Page 10

Kaiser Group International, Inc. and Subsidiaries
Debtor-In-Possession
Condensed Consolidating Balance Sheet
September 30, 2000
(In thousands)

                                                                                                                     Kaiser Group
                                                       Parent       Subsidiary     Non-Guarantor                 International, Inc.
                                                       Company      Guarantors      Subsidiaries   Eliminations      Consolidated
                                                     -----------   ------------    -------------   -------------- ------------------
                                                                                    (Unaudited)
Assets
Current Assets
Cash and cash equivalents                            $  37,392        $     3        $   5,042          $      -      $  42,437
Restricted Cash                                         13,237              -            2,696                 -         15,933
Contract receivables, net                               (2,066)         1,424           23,489                 -         22,847
Intercompany receivables, net                          133,577         34,306         (167,883)                -              -
Prepaid expenses and other current assets                  568             48              927                 -          1,543
Deferred income taxes                                        -              -                -                 -              -
                                                     ---------        -------        ---------      ------------      ---------
Total Current Assets                                   182,708         35,781         (135,729)                -         82,760
                                                     ---------        -------        ---------      ------------      ---------

Fixed Assets
Furniture, equipment, and leasehold improvements         3,593             45              355                 -          3,993
Less depreciation and amortization                      (3,116)           (40)            (337)                -         (3,493)
                                                     ---------        -------        ---------      ------------      ---------
                                                           477              5               18                 -            500
                                                     ---------        -------        ---------      ------------      ---------

Other Assets
Goodwill, net                                                -              -                -                 -              -
Investment in and advances to affiliates              (131,907)           501           16,087           121,687          6,368
Notes receivable                                         6,550              -                -                 -          6,550
Capitalized software development costs                   1,338              -                -                 -          1,338
Other                                                    2,083              -            1,362                 -          3,445
                                                     ---------        -------        ---------      ------------      ---------
                                                      (121,936)           501           17,449           121,687         17,701
                                                     ---------        -------        ---------      ------------      ---------

Total Assets                                         $  61,249        $36,287        $(118,262)         $121,687      $ 100,961
                                                     =========        =======        =========      ============      =========

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and other accrued expenses          $   6,736        $   131        $   7,065          $      -      $  13,932
Accrued salaries and employee benefits                 (16,364)         2,096           18,784                 -          4,516
Interest Payable                                             -              -                -                 -              -
Deferred revenue                                             -              -                -                 -              -
Income taxes payable                                     3,506         (3,160)             196                 -            542
                                                     ---------        -------        ---------      ------------      ---------
Total Current Liabilities                               (6,122)          (933)          26,045                 -         18,990

Long-term Liabilities
Long-term debt                                                              -                -                 -              -
Other                                                        -              -                -                 -              -
Liabilities subject to compromise                      145,105          2,504           11,883                 -        159,492
                                                     ---------        -------        ---------      ------------      ---------
Total Liabilities                                      138,983          1,571           37,928                 -        178,482
                                                     ---------        -------        ---------      ------------      ---------

Minority Interest                                            -              -                -                 -              -

Shareholders' Equity (Deficit)
Common Stock                                               222          6,811              117            (6,916)           234
Additional Paid-in Capital                              73,342          2,372           48,284           (50,638)        73,360
Accumulated Earnings (Deficit)                        (151,298)        25,533         (204,616)          179,241       (151,140)
Accumulated other comprehensive income (loss)                -              -               25                 -             25
                                                     ---------        -------        ---------      ------------      ---------
Total Shareholders' Equity                             (77,734)        34,716         (156,190)          121,687        (77,521)
                                                     ---------        -------        ---------      ------------      ---------

Total Liabilities and Shareholders' Equity           $  61,249        $36,287        $(118,262)         $121,687      $ 100,961
                                                     =========        =======        =========      ============      =========

Kaiser Group International, Inc. and Subsidiaries
Debtor-In-Possession
Condensed Consolidating Balance Sheet
December 31, 1999
(In thousands)
--------------------------------------------------------------------------------

                                                                                                                    Kaiser Group
                                                      Parent     Subsidiary    Non-Guarantor                     International, Inc.
                                                     Company     Guarantors     Subsidiaries     Eliminations        Consolidated
                                                     -------     ----------    -------------     ------------    -------------------
Assets
Current Assets
Cash and cash equivalents                           $  11,472     $  8,008        $   6,911          $      -           $  26,391
Restricted Cash                                        13,816            -            2,570                 -              16,386
Contract receivables, net                              (3,698)     106,841           55,176                 -             158,319
Intercompany receivables, net                         194,308       17,466         (211,774)                -                   -
Prepaid expenses and other current assets                 554          949            3,847                 -               5,350
Deferred income taxes                                       -            -                -                 -                   -
                                                    ---------     --------        ---------       -----------           ---------
Total Current Assets                                  216,452      133,264         (143,270)                -             206,446
                                                    ---------     --------        ---------       -----------           ---------

Fixed Assets
Furniture, equipment, and leasehold improvements        3,520        1,115            9,589                 -              14,224
Less depreciation and amortization                     (3,057)      (1,013)          (7,333)                -             (11,403)
                                                    ---------     --------        ---------       -----------           ---------
                                                          463          102            2,256                 -               2,821
                                                    ---------     --------        ---------       -----------           ---------

Other Assets
Goodwill, net                                               -        3,029           14,552                 -              17,581
Investment in and advances to affiliates             (144,683)           1            8,844           145,878              10,040
Notes receivable                                        6,550                                                               6,550
Capitalized software development costs                  1,601                             -                                 1,601
Other                                                   3,403          587            4,534                 -               8,524
                                                    ---------     --------        ---------       -----------           ---------
                                                     (133,129)       3,617           27,930           145,878              44,296
                                                    ---------     --------        ---------       -----------           ---------

Total Assets                                        $  83,786     $136,983        $(113,084)         $145,878           $ 253,563
                                                    =========     ========        =========       ===========           =========

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and other accrued expenses         $  21,587     $ 94,542        $  30,348          $      -           $ 146,477
Accrued salaries and employee benefits                (11,788)      17,126           21,911                 -              27,249
Deferred revenue                                          761          778            7,476                                 9,015
Income taxes payable                                   11,195       (3,160)          (1,438)                -               6,597
                                                    ---------     --------        ---------       -----------           ---------
Total Current Liabilities                              21,755      109,286           58,297                 -             189,338

Long-term Liabilities
Long-term debt                                        124,217            -                1                 -             124,218
Other                                                   4,781            -            2,796                 -               7,577
                                                    ---------     --------        ---------       -----------           ---------
Total Liabilities                                     150,753      109,286           61,094                 -             321,133
                                                    ---------     --------        ---------       -----------           ---------

Minority Interest                                           -        2,333                -                 -               2,333

Shareholders' Equity (Deficit)
Common Stock                                              227        6,809              114            (6,913)                237
Additional Paid-in Capital                             73,644        2,372           48,266           (50,639)             73,643
Accumulated Earnings (Deficit)                       (140,838)      16,545         (219,818)          203,430            (140,681)
Accumulated other comprehensive income (loss)               -         (362)          (2,740)                -              (3,102)
                                                    ---------     --------        ---------       -----------           ---------
Total Shareholders' Equity                            (66,967)      25,364         (174,178)          145,878             (69,903)
                                                    ---------     --------        ---------       -----------           ---------

Total Liabilities and Shareholders' Equity          $  83,786     $136,983        $(113,084)         $145,878           $ 253,563
                                                    =========     ========        =========       ===========           =========

Kaiser Group International, Inc. and Subsidiaries
Debtor-In-Possession
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2000
(In thousands)

====================================================================================================================================
                                                                                                                       Kaiser Group
                                                                                                                      International,
                                                       Parent     Subsidiary  Non-Guarantor  Discontinued                 Inc.
                                                       Company    Guarantor   Subsidiaries    Operations  Eliminations Consolidated
                                                      ---------   ----------  -------------  ------------ ------------ ------------
                                                                                        (Unaudited)
Gross Revenue                                         $    670     $  3,195     $  37,734    $  (41,599)    $       -    $       -

   Subcontract and direct material costs                  (522)        (898)      (28,282)       29,702             -            -
   Equity in income of joint ventures and
     affiliated companies                               (1,077)       2,121         2,827          (267)       (1,483)       2,121
                                                      --------     --------     ---------    ----------     ---------    ---------

Service Revenue                                           (929)       4,418        12,279       (12,164)       (1,483)       2,121

Operating Expenses
   Operating expenses                                       75          124        14,792       (13,648)            -        1,343
   Depreciation and amortization                           235           28           333           226             -          822
   Restructuring charges                                 2,462            -             -             -             -        2,462
                                                      --------     --------     ---------    ----------     ---------    ---------

Operating Income (Loss)                                 (3,701)       4,266        (2,846)        1,258        (1,483)      (2,506)

Other Income (Expense)
   Interest income                                         656            -           137             -             -          793
   Interest expense                                          -            -             -             -             -            -
                                                      --------     --------     ---------    ----------     ---------    ---------

Income (Loss) From Continuing Operations
   Before Income Taxes, Minority Interest
   and Extraordinary Item                               (3,045)       4,266        (2,709)        1,258        (1,483)      (1,713)

   Income tax (expense) benefit                          8,249            -           (74)            -             -        8,175
                                                      --------     --------     ---------    ----------     ---------    ---------

Income (Loss) From Continuing Operations
   Before Minority Interest and
   Extraordinary Item                                    5,204        4,266        (2,783)        1,258        (1,483)       6,462

   Minority interests in net income of subsidiaries          -            -             -             -             -            -
                                                      --------     --------     ---------    ----------     ---------    ---------

Income (Loss) From Continuing Operations
   Before Extraordinary Item                             5,204        4,266        (2,783)        1,258        (1,483)       6,462

   Income from discontinued operations (net of tax)          -            -             -        (1,258)            -       (1,258)
   Gain on sale of discontinued operations (net of
   tax)                                                 (9,435)           -             -             -             -       (9,435)
                                                      --------     --------     ---------    ----------     ---------    ---------
Income (Loss) Before Extraordinary Item                 (4,231)       4,266        (2,783)            -        (1,483)      (4,231)

   Extraordinary item, net of tax                          (35)           -             -             -             -          (35)
                                                      --------     --------     ---------    ----------     ---------    ---------

Net Income (Loss)                                     $ (4,266)    $  4,266     $  (2,783)   $        -     $  (1,483)   $  (4,266)
                                                      ========     ========     =========    ==========     =========    =========

Kaiser Group International, Inc. and Subsidiaries
Debtor-In-Possession
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 1999
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Kaiser Group
                                                                                                                      International,
                                                       Parent     Subsidiary  Non-Guarantor  Discontinued                 Inc.
                                                       Company    Guarantor   Subsidiaries    Operations  Eliminations Consolidated
                                                      ---------   ----------  -------------  ------------ ------------ ------------
                                                                                      (Unaudited)
Gross Revenue                                        $  2,903      $ 211,863     $ 39,761     $ (48,481)     $     -      $ 206,046

   Subcontract and direct material costs               (2,796)      (164,502)     (16,982)       22,570            -       (161,710)
   Equity in income of joint ventures and
     affiliated companies                              (4,013)             -        1,796          (838)       3,055              -
                                                     --------      ---------     --------     ---------      -------      ---------

Service Revenue                                        (3,906)        47,361       24,575       (26,749)       3,055         44,336

Operating Expenses
   Operating expenses                                   2,345         42,043       23,006       (25,410)           -         41,984
   Depreciation and amortization                          225            171          522           (54)           -            864
   Restruturing charges                                (1,383)             -        1,383             -            -              -
                                                     --------      ---------     --------     ---------      -------      ---------

Operating Income (Loss)                                (5,093)         5,147         (336)       (1,285)       3,055          1,488

Other Income (Expense)
   Interest income                                        614            163           81             -            -            858
   Interest expense                                    (4,679)            92           (5)            -            -         (4,592)
                                                     --------      ---------     --------     ---------      -------      ---------

Income (Loss) From Continuing Operations
   Before Income Taxes, Minority Interest
   and Extraordinary Item                              (9,158)         5,402         (260)       (1,285)       3,055         (2,246)

   Income tax (expense) benefit                         2,742            565       (3,545)            -            -           (238)
                                                     --------      ---------     --------     ---------      -------      ---------

Income (Loss) From Continuing Operations
   Before Minority Interest and
   Extraordinary Item                                  (6,416)         5,967       (3,805)       (1,285)       3,055         (2,484)

   Minority interests in net income of subsidiaries         -         (2,118)           -             -            -         (2,118)
                                                     --------      ---------     --------     ---------      -------      ---------

Income (Loss) From Continuing Operations
   Before Extraordinary Item                           (6,416)         3,849       (3,805)       (1,285)       3,055         (4,602)

   Income from discontinued operations (net of tax)                                     -         1,285                       1,285
   Gain on sale of discontinued operations (net of
   tax)                                                   543         (2,737)        (362)            -            -         (2,556)
                                                     --------      ---------     --------     ---------      -------      ---------

Income (Loss) Before Extraordinary Item                (5,873)         1,112       (4,167)            -        3,055         (5,873)

   Extraordinary item, net of tax                           -              -            -             -            -              -
                                                     --------      ---------     --------     ---------      -------      ---------

Net Income (Loss)                                    $ (5,873)     $   1,112     $ (4,167)    $       -      $ 3,055      $  (5,873)
                                                     ========      =========     ========     =========      =======      =========

Kaiser Group International, Inc. and Subsidiaries
Debtor-In-Possession
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2000
(In thousands)
--------------------------------------------------------------------------------

                                                                                                                     Kaiser Group
                                                    Parent   Subsidiary Non-Guarantor Discontinued               International, Inc.
                                                    Company  Guarantors  Subsidiaries  Operations   Eliminations    Consolidated
                                                    -------  ---------- -------------  -----------  ------------  -----------------
                                                                                     Unaudited)
Gross Revenue                                      $  3,182  $ 281,870     $143,506    $(157,173)     $      -         $ 271,385

 Subcontract and direct material costs               (2,858)  (201,543)     (83,164)      92,198                        (195,367)
 Equity in income of joint ventures and
   affiliated companies                              11,681      2,621        3,809       (1,275)      (14,215)            2,621
                                                   --------  ---------     --------   ----------   -----------         ---------

Service Revenue                                      12,005     82,948       64,151      (66,250)      (14,215)           78,639

Operating Expenses
 Operating expenses                                   9,023     65,647       59,580      (64,435)            -            69,815
 Depreciation and amortization                          715        239        1,513                                        2,467
 Restructuring charges                                4,377          -            -            -             -             4,377
                                                   --------  ---------     --------   ----------   -----------         ---------

Operating Income (Loss)                              (2,110)    17,062        3,058       (1,815)      (14,215)            1,980

Other Income (Expense)
 Interest income                                      1,286        229          451            -             -             1,966
 Interest expense                                    (8,414)       (27)          (4)           -             -            (8,445)
                                                   --------  ---------     --------   ----------   -----------         ---------

Income (Loss) From Continuing Operations
 Before Income Taxes, Minority Interest
 and Extraordinary Item                              (9,238)    17,264        3,505       (1,815)      (14,215)           (4,499)

 Income tax (expense) benefit                         8,249          -         (555)           -             -             7,694
                                                   --------  ---------     --------   ----------   -----------         ---------

Income (Loss) From Continuing Operations
 Before Minority Interest and Extraordinary
 Item                                                  (989)    17,264        2,950       (1,815)      (14,215)            3,195

 Minority interests in net income of
  subsidiaries                                            -     (5,999)           -            -             -            (5,999)
                                                   --------  ---------     --------   ----------   -----------         ---------

Income (Loss) From Continuing Operations
 Before Extraordinary Item                             (989)    11,265        2,950       (1,815)      (14,215)           (2,804)

 Income from discontinued operations (net of tax)                               -        1,815                           1,815
 Gain on sale of discontinued operations (net of
 tax)                                                (9,435)         -            -            -             -            (9,435)
                                                   --------  ---------     --------   ----------  ------------         ---------

Income (Loss) Before Extraordinary Item             (10,424)    11,265        2,950            -       (14,215)          (10,424)

   Extraordinary item, net of tax                       (35)         -            -            -             -               (35)
                                                   --------  ---------     --------   ----------  ------------         ---------

Net Income (Loss)                                  $(10,459) $  11,265     $  2,950    $       -      $(14,215)        $(10,459)
                                                   ========  =========     ========   ==========  ============         =========

Kaiser Group International, Inc. and Subsidiaries
Debtor-In-Possession
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 1999
(In thousands)
--------------------------------------------------------------------------------

                                                                                                                    Kaiser Group
                                                    Parent   Subsidiary  Non-Guarantor Discontinued              International, Inc.
                                                    Company  Guarantors  Subsidiaries   Operations  Eliminations    Consolidated
                                                   --------- ----------  ------------   ----------  ------------ -------------------
                                                                                     (Unaudited)
Gross Revenue                                      $  3,524  $ 539,544   $ 240,599     $(267,324)    $       -      $ 516,343

 Subcontract and direct material costs               (3,162)  (414,072)   (118,976)      134,933                     (401,277)
 Equity in income of joint ventures and
   affiliated companies                             (30,826)         -       6,812        (3,834)       27,848              -
                                                   --------  ---------   ---------     ---------     ---------      ---------

Service Revenue                                     (30,464)   125,472     128,435      (136,225)       27,848        115,066

Operating Expenses
 Operating expenses                                   7,714    109,097     124,405      (131,805)            -        109,411
 Depreciation and amortization                        1,434        612       2,699          (783)                       3,962

 Restructuring charges                                5,759      1,599       3,336             -             -         10,694
                                                   --------  ---------   ---------     ---------     ---------      ---------

Operating Income (Loss)                             (45,371)    14,164      (2,005)       (3,637)       27,848         (9,001)

Other Income (Expense)
 Interest income                                        677        427         363            (2)            -          1,465
 Interest expense                                   (16,593)      (194)        (16)            2             -        (16,801)
                                                   --------  ---------   ---------     ---------     ---------      ---------

Income (Loss) From Continuing Operations
 Before Income Taxes, Minority Interest
 and Extraordinary Item                             (61,287)    14,397      (1,658)       (3,637)       27,848        (24,337)

 Income tax (expense) benefit                           933        255      (2,427)        1,603             -            364
                                                   --------  ---------   ---------     ---------     ---------      ---------

Income (Loss) From Continuing Operations
 Before Minority Interest and Extraordinary
 Item                                               (60,354)    14,652      (4,085)       (2,034)       27,848        (23,973)

 Minority interests in net income of
 subsidiaries                                             -     (6,323)          -             -             -         (6,323)
                                                   --------  ---------   ---------     ---------     ---------      ---------


Income (Loss) From Continuing Operations
 Before Extraordinary Item                          (60,354)     8,329      (4,085)       (2,034)       27,848        (30,296)

 Income from discontinued operations (net of tax)         -          -           -         2,034             -          2,034
 Gain on sale of discontinued operations (net of
 tax)                                                78,291     (2,737)    (29,355)            -             -         46,199
                                                   --------  ---------   ---------     ---------     ---------      ---------

Income (Loss) Before Extraordinary Item              17,937      5,592     (33,440)            -        27,848         17,937

 Extraordinary item, net of tax                        (698)         -           -             -             -           (698)
                                                   --------  ---------   ---------     ---------     ---------      ---------

Net Income (Loss)                                  $ 17,239  $   5,592   $ (33,440)    $       -     $  27,848      $  17,239
                                                   ========  =========   =========     =========     =========      =========

Kaiser Group International, Inc. and Subsidiaries
Debtor-In-Possession
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2000
(In thousands)

===================================================================================================================================
                                                                              Non-                      Kaiser Group
                                                      Parent  Subsidiary   Guarantor                   International,
                                                     Company  Guarantors  Subsidiaries  Eliminations  Inc. Consolidated
                                                     -------  ----------  ------------  ------------  -----------------
                                                                            (Unauditied)
Net Cash Provided by (Used in)
 Operating Activities                                 $(11,252)   $   245      $(1,203)      $     -         $ (12,210)
                                                      --------    -------     --------       -------         ---------

Investing Activities
Cash proceeds from investments in subsidiaries
 and affiliates                                              -          -            -             -                 -
Sales of subsidiaries and/or investments                     -          -            -             -                 -
Net proceeds from sale of discontinued operations       37,717          -            -             -            37,717
Purchases of fixed assets                                    -          -         (666)            -              (666)
                                                      --------    -------     --------       -------         ---------
   Net Cash Provided by (Used in) Investing
     Activities                                         37,717          -         (666)            -            37,051
                                                      --------    -------     --------       -------         ---------

Financing Activities
Borrowings under revolving credit facility                   -          -            -             -                 -
Principal payments on revolving credit facility              -          -            -             -                 -
Release of cash collateral for performance guarantees      455          -            -             -               455
Redemption of Senior Notes                              (1,000)                      -             -            (1,000)
Change in book overdraft                                     -          -            -             -                 -
Distribution of income to minority interest                  -     (8,250)           -             -            (8,250)
Payments towards debt issuance/restructuring costs           -          -            -             -                 -
 Net issuances (repurchases) of common stock                 -          -            -             -                 -
                                                      --------    -------     --------       -------         ---------
   Net Cash Provided by (Used in) Financing
     Activities                                           (545)    (8,250)           -             -            (8,795)
                                                      --------    -------     --------       -------         ---------

Effect of Exchange Rate Changes on Cash                      -          -            -             -                 -
                                                      --------    -------     --------       -------         ---------
Increase (Decrease) in Cash and Cash Equivalents        25,920     (8,005)      (1,869)            -            16,046
Cash and Cash Equivalents at Beginning of Period        11,472      8,008        6,911             -            26,391
                                                      --------    -------     --------       -------         ---------

Cash and Cash Equivalents at End of Period            $ 37,392    $     3      $ 5,042       $     -          $ 42,437
                                                      ========    =======     ========       =======         =========

Kaiser Group International, Inc. and Subsidiaries
Debtor-In-Possession
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 1999
(In thousands)

====================================================================================================================================
                                                                            Non-                      Kaiser Group
                                                   Parent    Subsidiary  Guarantor                    International,
                                                   Company   Guarantors  Subsidiaries  Eliminations  Inc. Consolidated
                                                   --------  ----------  ------------  ------------ -----------------
                                                                          (Unaudited)
Net Cash Provided by (Used in)
  Operating Activities                             $(61,463) $      311  $       1,195  $         -  $     (59,938)
                                                   --------  ----------  -------------  -----------  -------------

Investing Activities
Cash proceeds from investments in subsidiaries
 and affiliates                                           -           -              -            -              -
Sales of subsidiaries and/or investments                  -           -              -            -              -
Net proceeds from sale of discontinued operations   135,316           -              -            -        135,316
Purchases of fixed assets                                 -           -           (659            -           (659)
                                                   --------  ----------  -------------  -----------  -------------
     Net Cash Provided by (Used in) Investing
       Activities                                   135,316           -           (659            -        134,657
                                                   --------  ----------  -------------  -----------  -------------

Financing Activities
Borrowings under revolving credit facility           57,064           -              -            -         57,064
Principal payments on revolving credit facility     (92,584)          -              -            -        (92,584)
(Provision of) cash collateral for performance
 guarantees                                         (21,000)          -              -            -        (21,000)
Change in book overdraft                              1,195           -              -            -          1,195
Distribution of income to minority interest               -           -              -            -              -
Net issuances (repurchases) of common stock              38           -              -            -             38
                                                   --------  ----------  -------------  -----------  -------------
     Net Cash Provided by (Used in) Financing
       Activities                                   (55,287)          -              -            -        (55,287)
                                                   --------  ----------  -------------  -----------  -------------
Effect of Exchange Rate Changes on Cash                   -           -             76            -             76
                                                   --------  ----------  -------------  -----------  -------------
Increase (Decrease) in Cash and Cash Equivalents     18,566         311            612            -         19,508
Cash and Cash Equivalents at Beginning of Period      2,414       3,814          9,039            -         15,248
                                                   --------  ----------  -------------  -----------  -------------

Cash and Cash Equivalents at End of Period         $ 20,980  $    4,125  $       9,651  $         -  $      34,756
                                                   ========  ==========  =============  ===========  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview


Developments in Corporate Reorganization

On June 9, 2000, the Company announced its intention to sell the majority of its Engineering Operations in two separate transactions (described below). Also on June 9, 2000, the Company announced that it would effect these sales as well as a debt restructuring of its Senior and Senior Subordinated Notes through a voluntary and pre-arranged bankruptcy. Accordingly, on June 9, 2000, Kaiser Group International, Inc. and 38 of its wholly-owned domestic subsidiaries (the Debtor Entities) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company's subsidiaries that did not file petitions for relief under Chapter 11 will be referred to herein as the Non-Debtor Entities. Since then, the Company has continued to operate the Non-Debtor Entities' businesses in the ordinary course and has operated the Debtor Entities' businesses as debtors-in-possession. As such, the Debtor Entities are authorized to operate their businesses in the ordinary course but may not engage in transactions outside the ordinary course of business without the Bankruptcy Court's approval.

In accordance with its announced intentions and following the requisite Bankruptcy Court approvals, the sales of the Company's Engineering Operations were effected as follows:

     . The Infrastructure and Facilities Sale: The Bankruptcy Court approved the sale of the Infrastructure and Facilities line of business on July 17, 2000. On July 28, 2000, Kaiser completed the sale of its Infrastructure and Facilities line of business, which provided engineering services to clients around the world in the transit and transportation, facilities management, water/wastewater treatment, and microelectronics and clean technology sectors. In this transaction, substantially all of the assets of this business were sold to Tyco Group S.A.R.L., the EarthTech unit of Tyco International Ltd., for a cash purchase price of $30 million.

     . The Metals, Mining and Industry Sale: The Bankruptcy Court approved the sale of the Metals, Mining and Industry line of business on August 17, 2000. Effective as of August 18, 2000, Kaiser completed the sale of its Metals, Mining and Industry line of business, which provided engineering services to clients around the world in the alumina/aluminum, iron and steel, and mining industry sectors. In this transaction, substantially all of the assets of this business were sold to Hatch Associates, Inc., a subsidiary of The Hatch Group of Canada, for a cash purchase price of $7.0 million.

Although the Company has not finalized its accounting for the transactions, it has to date recognized a net loss for financial reporting purposes of approximately ($0.9) million. After adjusting this loss for items that are not deductible for federal income tax purposes such as associated goodwill and intangible asset write-offs totaling $19.0 million, the transactions generated income tax expense of approximately $8.5 million, resulting in a total after tax loss for financial reporting purposes of approximately $(9.4) million from the collective sales (approximately $8.2 million of this loss has been offset by an equal income tax benefit recognized on previously unbenefitted net operating losses). This loss, in addition to the results of operations prior to the divestitures for these units, has been presented for all periods in the accompanying statements as "discontinued operations".

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

Under the Bankruptcy Code, the Debtor Entities may, subject to certain conditions, assume or reject executory contracts existing at the commencement of the bankruptcy cases. The rejection of an executory contract is treated as a breach thereof occurring immediately before the filing of the Debtor Entities' bankruptcy petitions. Any liabilities of the Debtor Entities arising as a result of the rejection of the executory contracts will be treated as Pre- petition Indebtedness.

The Debtor Entities have filed a proposed plan of reorganization with the Bankruptcy Court. On August 17, 2000, the Bankruptcy Court approved a disclosure document prepared by the Company for use in soliciting acceptances of the Plan of Reorganization by affected creditors and shareholders, who approved the plan. There remain outstanding certain objections to the plan of reorganization, which has not yet been confirmed by the Bankruptcy Court. On the afternoon of Thursday, November 16, 2000, the Bankruptcy court continued the hearing on confirmation of the Plan of Reorganization of Kaiser Group International, Inc. and 38 of its subsidiaries until 10:00 a.m. on December 5, 2000. The Company's plan of reorganization, as well as the public record of all bankruptcy court documents, can be accessed via the internet at
                            ------------------------------------
www.deb.uscourts.gov. Although material changes are not expected, the plan
---------------------
of reorganization is subject to change until such time as it is confirmed by the Bankruptcy Court.

     . the cash payment in full of certain ordinary course liabilities, up to $20,000 per creditor, incurred prior to June 9, 2000; and

     . the payment, with a combination of cash, preferred stock and newly issued common stock, for most of the Pre-Petition Indebtedness not included in the class described above. This creditor class will consist largely of the Company's Senior

--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter
ending September 30, 2000                                                Page 19

          Subordinated Notes and certain other claims for contingent or disputed liabilities existing as of June 9, 2000. The issuance of new preferred stock and new common stock to this class of creditors would result in substantial dilution to the common stockholders that existed immediately prior to the effectiveness of the plan of reorganization; and

     . the issuance to current common shareholders and other equity interests of shares in the reorganized company which would comprise, in the aggregate, 15% of the common shares outstanding after the distribution of new issued common shares to the Class 4 claims as described above.

Immediately following the completion of the bankruptcy, the reorganized Company will be engaged in only a limited number of activities, primarily consisting of:

     . the completion of an engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic. This contract is expected to be completed during late 2000 through the Company's Netherlands subsidiary.
     . the performance of a contract for the closure of DOE's Rocky Flats site through Kaiser-Hill (See Results of Operations - Kaiser-Hill), and
     . the holding of a minority ownership interest in ICF Consulting Group Inc. (the consulting division that the Company sold in 1999) as well as the promissory notes received in connection with that sale.

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

The accompanying financial statements have been prepared on a going concern basis, which, except as disclosed, contemplates continuity of retained operations, the realization of assets and the discharge of liabilities in the ordinary course of business or pursuant to Bankruptcy Court orders. Until the Company has an approved plan of reorganization, the realization of assets and the ultimate resolution of the Company's contingent liabilities (Note 6) could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of the outcome from the bankruptcy proceedings. In addition, valuation methods used in Chapter 11 reorganization processes vary depending on the purpose for which they are prepared and used and may differ from methods used solely for purposes of GAAP, the basis on which the accompanying financial statements are prepared. Accordingly, the values and assumptions used to set forth amounts in the accompanying financial statements may not be indicative of the values and assumptions presented to or used by the Bankruptcy Court. As a result, valuations of the Company based on the accompanying financial statements may be significantly different than valuations used by the Company in determining the amounts to be received, if any by each class of creditor under a plan of reorganization. As a result of the Chapter 11 filing, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the classification of liabilities that might result should the Company not be
successful in attempts to enact the critical actions summarized above.    Upon
the effectiveness of the Company's Plan of Reorganization, the principles of the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" will be applied in the form of "fresh start accounting" whereby the Company's overall fair market value ("Reorganization Value") will be allocated to the successor company's net assets using the purchase method of accounting.


Results of Retained Operations

Kaiser-Hill

Kaiser-Hill Company, LLC is a 50% owned joint venture between Kaiser Group International, Inc. and CH2M Hill, formed solely to perform the U.S. Department of Energy's Rocky Flats Closure Project initially awarded in late 1995. Under such contract, Kaiser-Hill serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site (a former DOE nuclear weapons production facility) near Denver, Colorado. Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill's board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill's results of operations with those of its only other remaining business segment, E&C. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement whereby the other 50% owner has the right to designate 3 out of the 5 members of Kaiser-Hill's board of managers. The Company retains the right to designate 2 out of the 5 members of the Kaiser-Hill board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and financial information for periods after June 8, 2000 is reflected on the equity basis. The Company's accounting for the operating results for each of the three and nine months ended September 30 were as follows (in thousands):

--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter
ending September 30, 2000                                                Page 20

                                                            2000                        1999
                                                            ----                        ----
                                                 Three Months  Nine Months   Three Months   Nine Months
                                                 ------------  -----------   ------------   -----------
     Gross Revenue.............................  $         --    $ 271,385      $ 206,046     $ 516,343
      Subcontracts and materials...............            --     (195,367)      (161,710)     (401,277)
      Equity in unconsolidated affiliates......         2,121        2,621              -             -
                                                       ------    ---------      ---------     ---------

     Service Revenue...........................         2,121       78,639         44,336       115,066
     Operating Expenses:
      Direct labor and fringe..................            --       64,197         40,299       102,620
                                                       ------    ---------      ---------     ---------

     Operating Income..........................        $2,121    $  14,442      $   4,037     $  12,446
                                                       ======    =========      =========     =========

     Minority's Interest In Operating Income...            --    $   5,999      $   2,118     $   6,323
                                                       ------    ---------      ---------     ---------

     Operating Income As If Equity Method Had
       Been Applied Historically...............        $2,121    $   8,620      $   2,118     $   6,323
                                                       ======    =========      =========     =========

As if the equity method of accounting for the Kaiser-Hill investment had been applied consistently during each of the periods reported above, the recorded operating results for the Company's 50%-owned Kaiser-Hill subsidiary were approximately $2.1 million and $8.6 million for the three and nine month periods ended September 30, 2000 versus $2.1 million and $6.3 million for the same periods in 1999. The change in the results for the nine months ended September 30, 2000 is largely due to the recognition of $7.0 million performance fee that was awarded to Kaiser-Hill upon the January, 2000 completion and closeout of the original Rocky Flats contract. On January 24, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract became effective February 1, 2000 and terminated the remaining period of the former contract as of January 31, 2000.

The economic terms of the Closure Contract are significantly different from the former contract in that Kaiser-Hill, in addition to continuing to earn revenue from the reimbursement of the actual costs of its services, will also earn a performance fee based on a combination of the actual costs of completion and on the actual date of physical completion. The Closure Contract will reimburse Kaiser-Hill for the costs it incurs to complete the site closure, currently estimated to range between $3.6 billion and $4.8 billion and, in addition, will pay Kaiser-Hill an incentive fee ranging from $150.0 million to $460.0 million, depending on Kaiser-Hill's ability to control the incurred costs at completion to within the targeted range and its ability to meet the closure goal anytime between March 31, 2006 - March 31, 2007. In addition to recognizing revenue equal to all reimburseable costs incurred on the project, Kaiser-Hill is also recognizing a portion of the total estimated performance fee equal to the proportion of total costs incurred to date as compared to total estimated costs it expects to incur over the life of the project. Until Kaiser-Hill progresses further into the activities of the new contract, it is using the lowest potential fee award of $150.0 million as its basis estimate for recording that element of current revenue and profit on the contract. The use of this conservative fee estimate may change over time as Kaiser-Hill achieves certain milestones and is better able to estimate the ultimate award fee.


Other Operating Expenses

Operating expenses incurred during the three and nine months ended September 30, 2000 totaled $1.4 million and $6.4 million, respectively, versus $1.7 million and $6.8 million during the same periods in 1999. These expenses were incurred to support the retained operations until their ultimate divestitures at various times in 1999 and 2000 as well as to address the Company's debt resolution and bankruptcy matters and corporate downsizing activities. The nature of the costs in this category were indirect and administrative in nature - thus when the discontinued business units of the Company were sold, functions performed by cost elements in this category were typically already being performed by the buyers' existing administrative functions and thus not included in the sale transactions. Consequently, subsequent to August 2000, these costs have been the focus of reduction efforts by the Company.

Depreciation and Amortization Expense

Depreciation expense decreased by approximately $1.5 million during the nine months ended September 30, 2000 compared to the same period in 1999, largely as a result of the write-off of approximately $25.0 million of goodwill in the second quarter of 1999 upon the completion of the sales of the Environment and Facilities Management (EFM) and Consulting Groups; the write-off of the unamortized balance of original issuance costs associated with the $14.0 million in Senior Notes that were repurchased in October 1999; the reduction in goodwill of approximately $1.5 million in December 1999 resulting from a change in the purchase price of a business acquired in 1998, and lastly, the write off of approximately $19.0 million in goodwill and intangible assets in the third quarter of 2000 upon the completion of the sales of its Infrastructure and Metals engineering units.

Reorganization and Restructuring Costs

During the three and nine months ended September 30, 2000 the Company incurred approximately $2.5 million and $4.5 million,

--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter
ending September 30, 2000                                                Page 21
respectively, in costs associated with its bankruptcy activities - including third-party professional fees, court fees, printing and mailing costs, and severance and staff retention costs among others. During the nine months ended September 30, 1999, the Company recognized unusual charges totaling $10.7 million incurred as part of activities aimed at addressing the restructuring of its debt and the reorganization of its remaining operations that were undertaken prior to the inception of the bankruptcy.

Interest

Interest income has been earned on available cash balances that were generated primarily from the divestitures completed either in 1999 or 2000 prior to the use of cash in operations or for bankruptcy-related matters.

Interest expense decreased by $5.4 million and $9.2 million during the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods in 1999 as a result of several major transactions involving its outstanding notes. Specifically, the Company:

     . used some of the sale proceeds in June 1999 to extinguish the entire balance on its revolving credit facility.

     . repurchased principal amounts of $14.0 million and $1.0 million, plus interest, in October 1999 and September 2000, respectively, in outstanding Senior Notes carrying an effective interest rate of 13%. Net of the write off of unamortized original issue costs, the Company recognized an extraordinary loss on the early extinguishment of debt in the fourth quarter of 1999 and the third quarter of 2000 totaling $(0.7) million and ($0.1) million, respectively.

     . did not recognized interest expense during the three months ended September 30, under the assumption that no interest will be claimed by the noteholders of the $125 million in outstanding Senior Subordinated Notes for any periods subsequent to June 9, 2000 because such holders filed a claim for indebtedness that included unpaid interest from January 1, 2000 to June 9, 2000 only.

Income Tax Expense

The income tax provision for all periods presented prior to June 2000 excludes the tax effects on the minority's interest in Kaiser-Hill's operating income because it is owned partially by another company and is a flow-through entity for income tax purposes. Subsequent to June 2000, and effective with the Company's changing its accounting for the Kaiser-Hill investment, the minority's interest is no longer presented.

The Company recorded an income tax benefit of $0.4 million and $0.5 million on (losses) from continuing operations of ($1.6) million and ($4.4) million, respectively, during the three months and nine months ended September 30, 2000. During these periods, the Company continued with the established practice of not recognizing current financial statement benefits to be derived by net operating losses unless the likelihood of being able to utilize such deductions in the future was more likely than not. The taxable income resulting from by the sale of the two engineering units during the three months ended September 30, 2000 however, generated certainty over the ability to derive an income tax benefit from available net operating loss carryforwards. Accordingly, the Company reversed approximately $8.2 million of a previously established allowance against the value of unused net operating losses resulting in an estimated $8.2 million income tax benefit during the quarter. The Company still has other available net operating losses that it anticipates exhausting as part of the debt restructuring transaction that it expects to result from the bankruptcy proceedings. As of September 30, 2000, the Company has not recognized the financial statement benefit of the remaining net operating losses.

Also included in the tax provisions for the three and nine months ended September 30, 1999, however, are income tax benefits of $0.1 million and $1.6 million, respectively, to offset the same amount of income tax expense that was allocated to the net income from discontinued operations (see Results of Discontinued Operations).

Results of Discontinued Operations

Concurrent with its bankruptcy filing, the Company announced on June 9, 2000 that it would sell essentially all of its interests in the remaining engineering lines of business, previously providing design, engineering, procurement, and construction and project management services to domestic and international clients in the infrastructure, facilities, metals, mining and industrial markets. The engineering operations were sold in two separate transactions during the third quarter of 2000 for proceeds totaling $36.7 million. Although the Company has not finalized its accounting for the transactions, it has to date recognized a pre-tax net loss for financial reporting purposes of approximately ($0.9) million. After adjusting this loss for items that are not deductible for federal income tax purposes, such as associated goodwill and intangible asset write-offs totaling $19.0 million, the transactions resulted in pre-tax income tax expense of approximately $8.5 million, resulting in a total after tax loss for financial reporting purposes of approximately $(9.4) million. Approximately $8.2 million of this loss has been offset by an equal income tax benefit recognized on previously unbenefitted net operating losses.

--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter
ending September 30, 2000                                                Page 22

During April and June of 1999, the Company sold its EFM and Consulting operations for proceeds approximating $135.0 million and reported a net gain of $48.8 million.

The combined net financial position and operating results of the Engineering, EFM and Consulting Groups have been presented in the accompanying consolidated financial statements as discontinued operations for all periods presented. The net operating results of the discontinued segments, using historical and consistent internal reporting practices, has been included in the accompanying financial statements, in accordance with generally accepted accounting principles. Accordingly, these net results are not intended to reflect the operating results of these businesses had they been treated as stand-alone operations within the Company. Rather, these net results represent the net contributions to the overall Company operations that resulted from providing direct sales and service to customers and do not necessarily include the effects of the allocation of certain administrative and indirect support costs necessary
for a stand-alone business.   Summarized results for the discontinued segments
for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                                                  2000                            1999
                                                                                  ----                            ----

                                                                      Three Months    Nine Months       Three Months   Nine Months
                                                                      ------------    -----------       ------------   -----------
                                                                      (Engineering Operations Only     (All Discontinued Operations
                                                                       Prior to Divestiture Dates)      Prior to Divestiture Dates)
     Gross Revenue................................................     $ 41,599          $157,173        $ 48,481        $ 267,324
      Subcontracts and materials..................................      (29,702)          (92,198)        (22,570)        (134,933)
      Equity in unconsolidated subsidiaries.......................          267             1,275             838            3,834
                                                                       --------          --------        --------        ---------

     Service Revenue..............................................       12,164            66,250          26,749          136,225
     Operating Expenses:
      Direct labor and fringe.....................................        8,027            40,180          16,348           76,599
      Group overhead..............................................        5,169            23,225           9,062           55,206
      Depreciation and amortization...............................          226             1,030              54              783
                                                                       --------          --------        --------        ---------

     Income (loss) from discontinued operations before income tax      $ (1,258)         $  1,815        $  1,285        $   3,637
                                                                       ========          ========        ========        =========

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Operating activities: Of the total $12.2 million of cash used in operating activities during the nine months ended September 30, 2000, Kaiser-Hill's earnings in excess of cash distributions represented approximately $3.5 million of the total operating cash shortfall. Kaiser-Hill's cash flows become available to the Company only upon actual periodic distributions of earnings to the Company and to the other 50% owner - however it recognizes revenue ratably over the contract performance period. The remaining $8.7 million was used in Kaiser's Engineering Operations primarily for the funding of continued operating losses, the payment of over $4.5 million for professional fees incurred in connection with its debt restructuring and bankruptcy activities, the payment of the 1999 pension obligation on September 15, 2000 of approximately $2.2 million, and for the payment of $2.2 million in income taxes resulting from the 1999
asset sale gains.   The Engineering Operations used $59.9 million in cash during the nine months ended September 30, 1999 from continued operating losses and the funding required to complete the Nitric Acid projects, the payment of $12.2 million in interest expense, the incurrence of $10.7 million of expenses consisting largely of amounts for professional fees, severance, office downsizing and other activities associated with the Company's restructuring.

Investing activities:   The Engineering Operations were sold in two separate
transactions during the third quarter of 2000 for proceeds totaling $36.7 million. Also during the first quarter of 2000, the Company sold its 35% interest in an environmental holding company based in France generating approximately $1.0 million in cash from investing activities. During April and June of 1999, the Company sold its EFM and Consulting operations for proceeds approximating $135.0 million and reported a net gain of $48.8 million.

Financing activities: During the nine months ended September 30, 2000, Kaiser-Hill distributed $8.25 million to each of the Company and its other 50% owner - CH2M Hill. The payment to CH2M Hill is reflected in the accompanying Statement of Cash Flows for the period during which the Company consolidated the operations of Kaiser-Hill in its financial statements. On September 12, 2000, the Company repurchased the remaining $1.0 million in outstanding Senior Notes plus accrued interest since January 1, 2000. As of September 30, 2000 the Company had $13.2 in letters of credit outstanding, primarily for the Nova Hut project, collateralized by restricted cash balances.

Liquidity and Capital Resource Outlook

The Company anticipates that it will have the liquidity necessary to effect the terms of the proposed Plan of Reorganization in the event that it is confirmed. As of August 25, 2000, the Company had already completed the asset sales contemplated in the proposed Plan of Reorganization and invested the portion of the $36.7 million in proceeds not needed for current operations until the remaining elements of the Plan are approved and effected. Post-bankruptcy, the Company's ongoing operations will also be required to fund an

--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter
ending September 30, 2000                                                Page 23
existing post-employment medical benefit obligation to certain former retirees of the Company. The Company anticipates that its post-bankruptcy operating liquidity needs will be adequately funded by its remaining assets and investments. After its emergence from bankruptcy, in the event that cash distributions from Kaiser-Hill meet certain thresholds, some amount of such distributions will be used to purchase outstanding preferred stock issued under the Plan of Reorganization to the former holders of the Company's Senior Subordinated Notes. The preferred stock redemptions will be required in the event that such former noteholders exercise put rights, entitling them to certain Kaiser-Hill distributions, that are to be issued by a Non-debtor Subsidiary with the effectiveness of the Company's Plan of Reorganization. After the emergence from bankruptcy and after the initial distribution of preferred stock that is to be issued pursuant to the Plan of Reorganization, the Company will also have a commitment to pay dividends on the preferred stock. The dividends will accrue at 7% of the liquidation preference of the new preferred stock if paid in cash and will accrue at 12% of the existing liquidation preference if paid-in-kind via an increase in the liquidation preference of the preferred stock.

In the event that an acceptable Plan of Reorganization is not ultimately confirmed, the Company estimates that its liquidity would be sufficient in the short term for its remaining operations as well as for its debt service requirements and certain pre-bankruptcy contingencies. Over the longer term, the Company would need to obtain resolution to the method by which it would ultimately satisfy the principal obligations on its outstanding Senior Subordinated Notes. Alternatives could include the Company seeking to obtain confirmation of a modified plan of reorganization or to liquidate the business with a distribution of the available proceeds.

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

     Bath Contingency: In March 1998, Kaiser entered into a $197 million maximum price contract to construct a ship building facility for Bath Iron Works, Inc. ("Bath"). In May 1998, Kaiser learned that the costs of subcontractors to perform the contract were approximately $30 million higher than the estimated costs previously known, and Kaiser terminated the contract on the basis of mutual mistake between the contracting parties. Bath subsequently asserted a claim based on site conditions that allegedly should have been identified by Kaiser and its subcontractors. In March 2000, Bath filed claims aggregating $38 million in the United States District Court for the District of Maine. In August 2000, an agreement was reached among Kaiser, its insurer and Bath in settlement of the potential claims. The agreement of the parties was also approved by the Bankruptcy Court and accordingly, there will be no allowed claim arising from the terminated Bath contract.

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

     In December 1999, the Company and certain former Company employees and shareholders of ICT Spectrum agreed to amend the applicable agreements in a manner that had the result of reducing the amount of the taxable gain created by former shareholder-employees' involuntary departures from the Company. As permitted per the agreement, the shareholders agreed to allow the Company to retain some of the vested shares as payment of the income tax withholding in lieu of cash. In total, the Company retained 255,669 shares and recorded the transaction as a $1.37 million reduction to goodwill and paid-in-capital.

     The former shareholders of ICT Spectrum have submitted a claim in bankruptcy against the Company. Pursuant to the Company's Plan of Reorganization, the Company believes the claim will be treated as a Class 5 Equity Interest.

     On March 29, 1999, one ex-ICT Spectrum shareholder, individually and on behalf of all others similarly situated, filed a class action lawsuit in the U.S. District Court for the District of Idaho alleging false and misleading statements made in a private offering memorandum, and otherwise, in connection with the Company's acquisition of ICT Spectrum in 1998. The court denied the Company's motion to dismiss this suit. As a result of the bankruptcy, this case has been stayed as to the Company.

     Government contract contingencies: In the past, Kaiser had a number of cost-reimbursement contracts with the U.S. government that have been the subject of audits by the U.S. government. The U.S. government has asserted, among other things, that some costs claimed as reimbursable under government contracts either were not allowable or not allocated in accordance with federal procurement regulations. Effective as of August 28, 2000, Kaiser and the respective governmental agencies reached an agreement to settle this potential claim, without the return by Kaiser of any money previously reimbursed to Kaiser by the U.S. government. Also pursuant to the settlement agreement, the U. S. government will not

--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter
ending September 30, 2000.                                               Page 24
     assert any further Claim in the Bankruptcy Cases arising from these U.S. government cost-reimbursement contracts and Kaiser waives the right to additional payments from the U.S. The Bankruptcy Court has also approved the settlement agreement.

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

The Company is availing itself of the safe harbor provisions provided in the Private Securities Litigation Reform Act of 1995 by cautioning readers that forward-looking statements, including those that use words such as the Company "believes," "anticipates," "expects," and "estimates," are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. These forward-looking statements will be contained in the Company's federal securities laws filings or in written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts, and others. Any such written or oral forward-looking statements should be considered in context with the risk factors discussed herein:

Risks Relating to Reorganized Kaiser's Business

Uncertainties Exist Relative to the Projected Operating and Non-Operating Results While the Company is in Bankruptcy or Until it Completes the Implementation of the Plan of Reorganization: The Company is currently in Chapter 11, which inherently increases the difficulty in forecasting operating results due to bankruptcy-related uncertainties relating to clients, suppliers and employees of the Company's businesses and the resolution of claims in bankruptcy. In addition, a protraction of the Chapter 11 process may have and will continue to increase the risk and increase the expense of the restructuring process.

After its emergence from bankruptcy, in the event that cash distributions from Kaiser-Hill meet certain thresholds, some amount of such distributions will be used to purchase outstanding preferred stock issued under the Plan of Reorganization to the former holders of the Company's Senior Subordinated Notes. The preferred stock redemptions will be required in the event that such former noteholders exercise put rights, entitling them to certain Kaiser-Hill distributions, that are to be issued by a Non-debtor Subsidiary with the effectiveness of the Company's Plan of Reorganization. After the emergence from bankruptcy and after the initial distribution of preferred stock that is to be issued pursuant to the Plan of Reorganization, the Company will also have a commitment to pay dividends on the preferred stock. The dividends will accrue at 7% of the liquidation preference of the new preferred stock if paid in cash and will accrue at 12% of the existing liquidation preference if paid-in-kind via an increase in the liquidation preference of the preferred stock.

Reorganized Kaiser Will Be Dependent on Kaiser-Hill's Performance and Nova Hut
Project: Reorganized Kaiser's long-term future profitability will be dependent, to a significant extent, on Kaiser-Hill's performance under its new contract with DOE. Kaiser-Hill's contract with the DOE includes a performance fee based upon a combination of the actual costs to complete the site closure and the actual date of completion of the closure. If Kaiser-Hill fails to complete within the target cost for the project and fails to complete the project by March 31, 2007, Kaiser- Hill's fee will be reduced by 30% of the costs incurred after the target date, up to a maximum of $20 million.

In the shorter term, reorganized Kaiser's profitability will be dependent, to a significant extent, on the performance of Kaiser's Netherlands subsidiary under its contract for turnkey engineering and construction services relating to a steel mini-mill in the Czech Republic for Nova Hut and on Nova Hut's ability to pay for such services. Nova Hut is currently experiencing financial difficulty.

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

Absence of a Business Plan Beyond Kaiser-Hill and Nova Hut Project: Apart from the risks associated with Kaiser-Hill's performance under its new contract with the DOE, the performance of Kaiser Netherlands on the Nova Hut project, and Nova Hut's ability to pay Kaiser Netherlands, reorganized Kaiser's long-term future profitability will be dependent, to a significant extent, on its ability to

--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter
ending September 30, 2000.                                               Page 25
develop a business plan for ongoing operations. It is possible that Kaiser's ongoing business plan will be limited to completing the Nova Hut project and participating in the activities of Kaiser-Hill. It is also possible that the Board of Directors of reorganized Kaiser will consider whether Kaiser should attempt to take advantage of its successful history of performing in the government services market, both independently and through Kaiser-Hill, in order to develop a new revenue base.

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

Risk Factors Related to Estimates and Assumptions

As with any plan of reorganization or other financial transaction, there are certain risk factors that must be considered. All risk factors cannot be anticipated, some events will develop in ways that were not foreseen, and many or all of the assumptions that have been used in connection with the plan of reorganization will not be realized exactly as assumed. Holders of allowed claims and equity interests should be aware of some of the principal risks associated with the contemplated reorganization:

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

--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter
ending September 30, 2000.                                               Page 26

  Item 3. Quantitative and Qualitative Information about Market Risk

  Market Risk

  The Company does not believe that it has significant exposures to market risk. The majority of its foreign contracts are denominated and executed in the applicable local currency. The interest rate risk associated with the majority of the Company's borrowing activities is fixed.


                          Part II - Other Information

  Item 1.  Legal Proceedings

  On June 9, 2000 the Company, including various of its subsidiaries, filed a voluntary "pre-packaged" Chapter 11 reorganization in The United States Bankruptcy Court for the District of Delaware case nos. 00-2263 through 00-2301.

  Item 2.  Changes in Securities

   (a)  None
   (b)  None
   (c)  None
   (d)  Not applicable

   Item 3.  Defaults Upon Senior Securities

   (a) In light of the fact that the Company filed a voluntary "pre-packaged" Chapter 11 reorganization, the Company did not make its June 30, 2000 interest payment due on either the Company's 12% Senior Notes due 2002 or its 12% Senior Subordinated Notes due 2003.

   (b)  None

   Item 4.  Submission of Matters to a Vote of Security Holders

   None

   Item 5.  Other Information

   None

   Item 6.  Exhibits and Reports on Form 8-K

   (a) The Exhibits filed as part of this report are listed below:

   No. 21 Consolidated Subsidiaries of the Registrant as of November 1, 2000. No. 27 Financial Data Schedule

   (b)  Reports on Form 8-K

 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                        KAISER GROUP INTERNATIONAL, INC.

Date: November 20, 2000       /s/ Timothy P. O'Connor
                              --------------------------------------------------
                                Timothy P. O'Connor
                                Executive Vice President, Chief Financial
                                Officer and Chief Administrative Officer
                                (Duly authorized officer and principal financial officer)


--------------------------------------------------------------------------------
Kaiser Group International, Inc. Report on Form 10-Q for the Third Quarter
ending September 30, 2000.                                               Page 27