Form 10-K405
period 2000-12-31
KAISER GROUP HOLDINGS INC
filed 2001-04-02
CIK 856200

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   Form 10-K
                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                          Commission File No. 1-12248

                          KAISER GROUP HOLDINGS, INC.
            (successor issuer to Kaiser Group International, Inc.) (Exact name of registrant as specified in its charter)


                                    Delaware
                        (State or other jurisdiction of
                         incorporation or organization)

                                   54-2014870
                                (I.R.S. Employer
                              Identification No.)

                      9302 Lee Highway, Fairfax, Virginia
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


APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [_]


     The Plan of Reorganization of Kaiser Group International, Inc. under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000. The Plan provides, among other things, that holders of shares of common stock of Kaiser Group International, Inc. ("Old Common Stock") will receive shares of common stock of Kaiser Group Holdings, Inc. and that holders of specified outstanding debt obligations and other specified claimants will receive cash and shares of preferred stock and common stock of Kaiser Group Holdings, Inc., all in accordance with the terms set forth in the Plan. The initial distribution of securities will occur as of the initial distribution date under the Plan, which is required to take place no later than 120 days after the Plan's effective date, unless extended by the bankruptcy court. Until the initial distribution date, shares of Old Common Stock and the specified outstanding debt obligations represent the right to receive the applicable securities to be distributed in accordance with the provisions of the Plan.

     The aggregate market value of Old Common Stock held by non-affiliates of the registrant was $1,093,924 million based on the Over-the-Counter Bulletin Board average bid and asked prices of $0.47 on March 27, 2001. On March 27, 2001, there were 23,274,968 shares of Old Common Stock outstanding.

                                     PART I


Forward-Looking Statements

     From time to time, certain disclosures in reports and statements released by the Company (as defined below), or statements made by its officers or directors, will be forward-looking in nature. These forward-looking statements may contain information related to the Company's intent, belief, or expectation with respect to financial performance, claims resolution, cash availability, stock redemption plans, contract awards and performance, potential acquisitions and joint ventures, and cost-cutting measures. In addition, these forward-looking statements contain a number of factual assumptions made by the Company regarding, among other things, future economic, competitive, and market conditions. Because the accurate prediction of any future facts or conditions may be difficult and involve the assessment of events beyond the Company's control, actual results may differ materially from those expressed or implied in such forward-looking statements.

     The Company is availing itself of the safe harbor provisions provided in the Private Securities Litigation Reform Act of 1995 by cautioning readers that forward-looking statements, including those that use words such as "believes," "anticipates," "expects," and "estimates," are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. These forward-looking statements will be contained in the Company's federal securities laws filings or in written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts, and others. Any such written or oral forward-looking statements should be considered in context with the risk factors discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 1.   Business

Corporate History

     Kaiser Group Holdings, Inc. is a Delaware holding company that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. ("Old Kaiser"), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with a confirmed plan of reorganization (the Second Amended Plan of Reorganization (the "Plan") (Exhibit 2.b to this Report)) that was effective on December 18, 2000. The Company is deemed a "successor issuer" to Old Kaiser by virtue of rule 12-g 3(a) under the Securities Exchange Act of 1934. References to "the "Company" or "Kaiser Holdings" in this Report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser, as well as other information relative to the process regarding the Plan distributions of cash and new securities, can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser.

     Old Kaiser was a provider of engineering, construction management, and project and program management services . The original holding company was incorporated in Delaware in 1987 under the name American Capital and Research Corporation, as the successor to ICF Incorporated, a nationwide consulting firm organized in 1969. In 1988, the holding company acquired the Kaiser Engineers business, which had performed a mixture of public- and private-sector engineering and construction work since 1914. The name of the holding company was changed several times since 1987 to and including ICF Kaiser International, Inc. and most recently to Kaiser Group International Inc. on December 27, 1999.

Recent Operating History and Current Activities

     Old Kaiser's business operations and financial condition were significantly impaired damaged in 1998 and 1999 as a result of substantial difficulties and financial losses encountered in the execution by its Engineering and Construction ("E&C") Operations Group of four large fixed-price contracts to construct nitric acid plants. Pursuant to a plan intended to restore Old Kaiser to profitability, two other unrelated operating groups were sold in 1999, a realignment of the retained E&C Group Operations was paired with substantial reductions in overhead spending, and a restructuring of the then existing debt was proposed subject to obtaining a credit arrangement providing adequate together with sourcing activities for additional working capital.

     Although Old Kaiser was able to obtain necessary stockholder approvals and senior subordinated noteholders agreed to participate in a debt restructuring plan, consummation of such a plan remained conditioned on Old Kaiser's ability to obtain a new revolving credit facility satisfactory to Old Kaiser and an unofficial committee of the senior subordinated noteholders. The proposals ultimately received from potential credit facility lenders did not provide Old Kaiser with a facility that was compatible with Old Kaiser's projected needs. For this reason and due to the continued disappointing lackluster financial performance of Old Kaiser's engineering operations, Old Kaiser delayed implementation of the proposed debt restructuring and reopened negotiations with the unofficial committee of noteholders and potential lenders. Following additional attempts to effect a sufficient capital and debt restructuring and an evaluation of various potential strategic alternatives, including the sale of assets or businesses, Old Kaiser announced the intention to sell the majority of its remaining Engineering and Construction (E&C) Group Operations in two separate transactions and to restructure its debt in a voluntary and pre-arranged bankruptcy proceeding.

     Accordingly, on June 9, 2000 (the Petition Date), Old Kaiser and 38 of its wholly-owned domestic subsidiaries (the "Debtor Entities") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). The subsidiaries that did not file petitions for relief under Chapter 11 are referred to herein as the "Non-Debtor Entities". Old Kaiser continued to operate the Non-Debtor Entities' businesses in the ordinary course and operated the Debtor Entities' businesses as debtor-in-possession. As such, the Debtor Entities were authorized to operate their businesses in the ordinary course but were not allowed to engage in transactions outside the ordinary course of business without Bankruptcy Court approval. As of December 18, 2000, Old Kaiser's bankruptcy Plan became effective and the day-to-day operations of its Debtor Entities were no longer subject to Bankruptcy court supervision.

     Upon obtaining the necessary Bankruptcy Court approvals, the sales of the majority of Old Kaiser's E&C Group Operations were completed as follows:

 . Infrastructure and Facilities: The Bankruptcy Court approved the sale of the Infrastructure and Facilities line of business on July 17, 2000. On July 28, 2000, Old Kaiser completed the sale of this line of business, which provided engineering services to clients around the world in the transit and transportation, facilities management, water/wastewater treatment, and microelectronics and clean technology sectors. In this transaction, substantially all of the assets of this business line were sold to Tyco Group S.A.R.L., the EarthTech unit of Tyco International Ltd., for a cash purchase price of approximately $30 million.

 .  Metals, Mining and Industry: The Bankruptcy Court approved the sale of the
   Metals, Mining and Industry line of business on August 17, 2000. Effective as of August 18, 2000, Old Kaiser completed the sale of this line of business, which provided engineering services to clients around the world in the alumina/aluminum, iron and steel, and mining industry sectors. In this transaction, substantially all of the assets of this business line were sold to Hatch Associates, Inc., a subsidiary of The Hatch Group of Canada, for a cash purchase price of approximately $7.0 million.

     Following the completion of the sales of businesses and the effectiveness of the Plan, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

 . the completion of a contract for the engineering and construction of a steel mini-mill for Nova Hut in the Czech Republic. This project is in the final stages of completion through the Company's Netherlands subsidiary, although warranty obligations will exist for a period of time following final acceptance of the mini-mill by the Nova Hut customer.

 . the ownership of a 50% interest in Kaiser-Hill Company, LLC ("Kaiser-Hill"), which serves as the general integrated management contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. Kaiser-Hill has performed for DOE at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons-production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public. The Kaiser-Hill joint venture between Old Kaiser and CH2M Hill Companies, Ltd. was formed solely for the performance of the current and former Rocky Flats contracts.

 .  the holding of a minority ownership interest in ICF Consulting Group Inc.
   (the consulting division that Old Kaiser sold in 1999) as well as the interest-bearing promissory notes and escrowed cash received in connection with that sale.

 . a wholly-owned captive insurance company that is in the process of resolving existing claims. As a result of the Company's sale of its E&C Group in 2000, the captive insurance company will be liquidated over time as existing claims are resolved.

 . an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

These continuing activities and holdings are further described in Item l. Business - "Overview of Retained Business Operations" below.


Additional Provisions of the Plan of Reorganization and the Status of the Claims Resolution Process and Plan Distributions

Claims Resolution Process

The effectiveness of the Plan as of December 18, 2000 did not in and of itself
complete the bankruptcy process.   The Company has yet to resolve a significant
number and amount of claims filed against Old Kaiser as part of the bankruptcy proceeding. Old Kaiser has objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount determined to be owing to the creditor, such portion of the claim is deemed to be an allowed claim by the Bankruptcy Court (an "Allowed Claim"). The Company cannot predict with accuracy when the claims resolution process will be complete nor what the total amount of Allowed Claims will be, but it does expect the process to continue at least for the preponderance of 2001. Kaiser Holdings currently estimates, however, that upon the completion of the resolution of all presented claims, the aggregate amount of Allowed Class 4 Claims will be approximately $150.0 million.

Plan Distributions

     The Plan segregated pre-bankruptcy liabilities into various secured and unsecured classifications for treatment according to the priority of claim and subject to elections available to certain classes of claims. Trade claimants with Allowed Claims generally consisting of $20,000 or less will receive cash payments equal to the amount of their claim. These claims are also referred to as Class 3 Claims. Holders of unsecured claims outside of the Class 3 category, including holders of Old Kaiser's Senior Subordinated Notes ("Old Subordinated Notes") (collectively, "Class 4 Claims") will receive a combination of cash, preferred stock ("New Preferred Stock") and common stock ("New Common Stock"). Holders of Allowed Class 4 Claims will receive one share of New Preferred Stock and one share of New Common Stock for each one hundred dollars ($100.00) of such holder's respective Allowed Class 4 Claim, provided that the number of shares of New Preferred Stock will be reduced by one share for each fifty-five dollars ($55.00) of cash distributed to such holder pursuant to the Plan. Holders of common stock of Old Kaiser ("Old Common Stock") and other equity interests (collectively, the "Equity Interests") will receive shares of New Common Stock equal to 17.65% of the total number of shares of New Common Stock issued to holders of Allowed Class 4 Claims. As of the date hereof, the only Equity Interests of which Kaiser Holdings is aware are the Old Common Stock holders and the claims asserted in the bankruptcy proceeding by the former shareholders of ICT Spectrum Constructors, Inc., which was acquired by Old Kaiser in 1998. The distribution of shares of New Preferred Stock and New Common Stock will be exempt from Federal and state securities laws under Section 1145 of the Bankruptcy Code.

     There are substantial uncertainties as to the amounts of claims that will ultimately be Allowed Claims in the bankruptcy proceeding. There are similar uncertainties as to the amount of cash (see "Overview of Retained Business Operations" below) that will be available to be distributed to holders of Allowed Claims pursuant to the terms of the Plan. Both of these uncertainties are affected by matters outside the Company's control. Because of these uncertainties, it is not possible to predict with accuracy the number of shares of New Preferred Stock and New Common Stock that will ultimately be issued by Kaiser Holdings in connection with Old Kaiser's bankruptcy proceedings.

     The Plan provides that distributions to holders of Allowed Claims may not be made until the Allowed Class 4 Claims and other Class 4 Claims, for which a cash reserve is required under the Plan (in other words, Allowed and currently disputed Class 4 Claims), are less than $225.0 million or no later than 120 days after the effective date of the Plan, unless extended by the Bankruptcy Court. Since the total potential amount of Class 4 Claims is currently substantially in excess of $225.0 million, Kaiser Holdings expects to make its initial distributions of (1) cash to Allowed Class 3 Claims, (2) cash, New Preferred Stock and New Common Stock to holders of Allowed Class 4 Claims (including holders of Old Subordinated Notes), and (3) New Common Stock to holders of Old Common Stock and other Allowed Equity Interests, if any, on or about April 17, 2001. No distribution will be made with respect to a disputed claim until the dispute has been resolved by settlement or a final order of the Bankruptcy Court. The Company periodically will make subsequent distributions on account of the newly Allowed Claims, until such time as all claims are resolved.

     As of the date of this Report, the total amount of Allowed Claims was approximately $140.0 million and the amount of all remaining unresolved claims was approximately $291.0 million. Accordingly, when the initial distribution is made, the terms of the Plan require Kaiser Holdings to retain a number of shares of New Common Stock and New Preferred Stock, and an amount of cash in a reserve fund, such that the retained securities and cash would be sufficient to make Plan distributions to all claims that remain disputed as of the initial distribution date. Kaiser Holdings believes that the amount of currently unresolved claims that become Allowed Claims will ultimately be substantially less than the current level of $291.0 million. As stated above, although the amount of claims that will become Allowed Claims is subject to substantial uncertainty, the Company's estimate as of the date of this Report is that the aggregate Allowed Claims will be approximately $150.0 million. However, this estimate cannot be used for purposes of determining the amount of cash available for distribution. Until outstanding claims are resolved, the Plan requires the Company to reserve for unresolved claims as if they were Allowed. Following resolution of currently disputed claims, any retained securities remaining after all distributions to holders of all Allowed Class 4 Claims will be cancelled. Any cash remaining in the reserve fund after distributions to holders of all Allowed Class 3 and Allowed Class 4 Claims will be used to redeem outstanding shares of New Preferred Stock in the future.

     As a result of the above cash reserve requirement, delays the Company has faced in the resolution of claims, the projected status of resolved and unresolved claims as of the initial distribution date, the fact that the Company has not yet received payments it believes is due to it from the Nova Hut project discussed below, the need to retain cash to cover future accruing dividend payments on all issued and retained shares of New Preferred Stock, and the liquidity needs of the Company's retained operations to date, the amount of cash to be available at the initial distribution date for payment of Allowed Class 3 and Allowed Class 4 Claims is currently estimated to be $1.0 million and $7.0 million, respectively. Old Kaiser and the Company previously estimated that cash balances available for bankruptcy distributions to Allowed Claimholders would be $35.0 million. Of the difference between the original estimate and the current estimate with regard to the initial distribution date approximately $20.0 million is due to the large amount of unresolved claims requiring a cash reserve (inclusive of the effect of dividends on New Preferred Stock that would be issued in the event the remaining unresolved claims were deemed Allowed) and the balance is attributable to a delay in the Company's collection of substantial accounts receivable and retentions from the Nova Hut project.

     The Company currently expects to make substantial progress in the resolution of currently unresolved claims over the balance of this year. The Board of Directors plans to consider, not less often than quarterly, the amount of cash that can be released from reserves as a result of claims resolution and made available to redeem New Preferred Stock.

     The following table depicts the projected status, as of the date of this Report, of the initial distribution under the Plan as well as a projection of the effects of all distributions, once completed, in the bankruptcy process:

                                                                                             Distribution Element
                                                                          ------------------------------------------------------
                                                                                    Liquidation        # of          # of
                                                                                    -----------        ----          ----
                                                                                   Preference of     shares of     shares of
                                                                                   -------------     ---------     ---------
                                                                                     of New             New            New
                                                                                     ------             ---            ---
Amounts Projected as of           Claim      Distribution       % of                Preferred         Preferred       Common
                                  -----                         ----             ---------------  ---------------  -------------
Initial Distribution Date:        Amount        Amount          Total     Cash         Stock            Stock          Stock
                                  ------   ----------------     -----     ----   ---------------  ---------------  -------------
($'s in thousands)                             %    $ Value
                                           -----    -------
Estimate of Amount of           $  1,000     100%  $  1,000       --    $ 1,000            --                --           --
Allowed Class 3 Claims

Estimate of Amount of
Allowed Class 4 Claims          $139,000      55%  $ 76,450       37%   $ 6,950     $  69,500         1,263,636    1,390,000

Remaining Amount of
Unresolved Claims/1/             291,000      55%   159,050       63%    13,550/NI/   144,500            /NI/        /NI/
                                --------           --------             -------     ---------
Totals                          $431,000           $236,500      100%   $21,500     $ 214,000
                                ========           ========             =======     =========


Total Estimates at
Completion of Bankruptcy/2/:
      - Allowed Class 3 Claims  $  1,000     100%  $  1,000             $ 1,000     $      --                --           --
      - Allowed Class 4 Claims   150,000      55%    82,500               7,500        75,000         1,363,636    1,500,000
      - Holders of Old
             Common Stock             --                 --                  --            --                --      264,750
                                --------           --------             -------     ---------         ---------    ---------
                                $151,000           $ 83,500             $ 8,500     $  75,000         1,363,636    1,764,750

Pro Forma
Redemption of Outstanding
New Preferred Stock/3/:               --                 --              20,000/3/    (20,000)         (363,636)          --
                                --------           --------             -------     ---------         ---------    ---------
         Total                  $151,000           $ 83,500             $28,500     $  55,000         1,000,000    1,764,750
                                ========           ========             =======     =========         =========    =========

/NI/ Not Issued. The Company is required to retain cash, New Preferred Stock and New Common Stock for all unresolved claims at the claimed amount until such claims are resloved. Shares of New Preferred Stock and New Common Stock will not be issued until claims are resolved and deemed Allowed.
/1/ The amount of unresolved claims will be reduced significantly from time-to-time as pending court actions are finalized.
/2/ Excluding the effect of any cash reserves, available upon the resolution of all remaining claims, that may be being used to redeem outstanding shares of New Preferred Stock in the future.
/3/ From time-to-time in the future, as remaining unresolved claims are resolved, excess cash to be available from the "reserve" fund (including cash added to "reserve" fund in payment of pro forma dividends on retained shares of New Preferred Stock) will be used to redeem outstanding shares of New Preferred Stock. This pro forma, cumulative, estimate of $20.0 million of available "reserve" cash is based on the assumption that there is a total of $150.0 million in Allowed Class 4 Claims upon the resolution of all remaining unresolved bankruptcy claims. The estimate excludes cash collections from Nova Hut - See "Overview of Retained Business" and does not intend to depict the effects of any future redemptions based on distributions of cash received by the Company from sources other than the excess cash from the "reserve" fund.

New Preferred Stock and New Common Stock

     Dividends on shares of New Preferred Stock issued under the Plan will begin to accrue from the initial distribution date. Shares of New Preferred Stock distributed after the initial distribution date will be entitled to any dividends that would have accrued from and after the initial distribution date.

     Under the Plan, holders of Old Common Stock and other Equity Interests will receive a number of shares of New Common Stock equal to 17.65% of the number of shares of New Common Stock issued from time to time to holders of newly Allowed Class 4 Claims. An initial distribution of shares of New Common Stock to holders of Old Common Stock will be made to owners of Old Common Stock of record as of April 17, 2001. Kaiser Holdings anticipates that there will be more than one distribution in respect to Allowed Class 4 Claims as, subsequent to the Initial distribution date, holders of Class 4 Claims that are newly Allowed will receive cash, New Preferred Stock and New Common Stock in accordance with the Plan. Because the number of shares of New Common Stock ultimately to be issued to holders of Old Common Stock and other Equity Interests is based on a percentage (17.65%) of the number of shares of New Common Stock ultimately issued to the holders of Allowed Class 4 Claims, additional shares of New Common Stock will be issuable from time to time to holders of Allowed Equity Interests (including holders of Old Common Stock) as shares of New Common Stock are issued after the initial distribution date to holders of newly Allowed Class 4 Claims. Such additional shares of New Common Stock will be issued to those persons who were holders of Old Common Stock as of the initial distribution date and to other Allowed Equity Interests as reflected in the records of the Bankruptcy Court.

     Based on the estimate of 1,500,000 shares of New Common Stock being ultimately distributed to Allowed Class 4 Claims as depicted in the table above, approximately 264,750 shares of New Common Stock will ultimately be issued to holders of Old Common Stock and Other Equity Interests. Since there are currently 23,414,328 shares of Old Common Stock outstanding, holders of Old Common Stock are expected to receive, over time, approximately one share of New Common Stock for approximately each 88 shares of Old Common Stock. Since the Plan distributions will result in there being a large number of stockholders individually owning a small number of shares of New Common Stock, the Company anticipates conducting a program to permit such holders to sell such shares to the Company in order to make its capital structure more cost-effective.

     At the present time Kaiser Holdings is unable to estimate the treatment of Other Equity Interests. As noted above, the only other such Equity Interests of which Kaiser Holdings is aware are the claims of the former stockholders of ICT Spectrum Constructors, Inc. Kaiser Holdings expects that only a small percentage of the shares of New Common Stock will be issued to former ICT Spectrum shareholders.

No Fractional Shares

     Under the Plan, fractional shares of New Preferred Stock and New Common Stock will not be issued. Each holder of an Allowed Class 4 Claim or Allowed Equity Interest will receive the total number of whole shares of New Preferred Stock or New Common Stock to which it is entitled. Any remaining entitlement to fractions of shares of New Preferred Stock or New Common Stock will be treated by distributing unallocated shares of New Preferred Stock and New Common Stock to holders of Allowed Class 4 Claims and Allowed Equity Interests having the greatest fractional entitlements until all unallocated fractional shares of New Preferred Stock and New Common Stock have been distributed. The distribution of unallocated shares of New Preferred Stock and New Common Stock will likely not take place until the final distribution date.

Preferred Stock Put Rights

     Holders of Old Subordinated Notes were offered the opportunity to have a right to "put" their New Preferred Stock to Kaiser Government Programs, Inc. ("KGP"), which is the indirect 100% owner of Old Kaiser's 50% interest in Kaiser-Hill, if KGP receives certain proceeds from Kaiser-Hill. This opportunity was offered in exchange for the surrender of any remaining rights held by holders of Old Subordinated Notes as of August 14, 2000 under a guarantee previously issued by KGP. The exchange offer by KGP expired on November 15, 2000, and the holders of $124,303,000, or 99.4%, principal amount of the Old Subordinated Notes accepted the exchange offer.

     Holders of Old Subordinated Notes, as to which the KGP exchange offer was accepted, will also receive certificates representing the KGP put rights. The number of KGP put rights represented by such certificates will correspond with the number of shares of New Preferred Stock distributed with respect to such Old Subordinated Notes. These distributions will be made to holders of Old Subordinated Notes following the initial distribution date.

     General; Purchase Triggering Events: The KGP put rights obligate KGP to purchase New Preferred Stock owned by a holder of the KGP put right, at the option of the then holder of a put, under three circumstances:

 . if KGP receives net after-tax proceeds from any cash distributions from Kaiser-Hill that, on a quarterly basis, exceed 2.8 times the amount of cash required to pay all past accrued but unpaid cash dividends on the New Preferred Stock distributed to holders of Old Subordinated Notes pursuant to the Plan, plus the next scheduled quarterly cash dividend on New Preferred Stock;
 .  if KGP receives net after-tax proceeds from any direct or indirect disposition of any interest in Kaiser-Hill; or . if KGP receives net after-tax proceeds from an extraordinary distribution from Kaiser-Hill.

The KGP put rights will expire on December 31, 2007.

          Purchase Price; Pro Rata Purchase: KGP put rights may be exercised only as a result of a triggering event as described above. Upon exercise of a put, KGP will pay an exercising holder 100% of the liquidation preference of the New Preferred Stock that is the subject of the KGP put rights, plus all accrued and unpaid dividends on the New Preferred Stock. KGP will purchase shares of New Preferred Stock on a pro rata basis based upon the number of shares of New Preferred Stock as to which puts have been properly exercised, but only up to the amount of the available net after-tax proceeds from triggering events. KGP will not purchase any fractional shares. The number of KGP put rights represented by such certificates will correspond with the number of shares of New Preferred Stock distributed with respect to Old Subordinated Notes. KGP put rights will not become exercisable more frequently than every 12 months unless the cumulative amount of available net after-tax proceeds from triggering events is at least $3 million.

     Transferability: KGP put rights will be transferable on the register to be maintained for the puts, except that puts shall cease to be transferable if KGP determines that any further transfer would require registration of the puts as a class of securities under the Securities Exchange Act of 1934. Kaiser Holdings does not presently plan to arrange for trading of the KGP put rights on the over-the-counter bulletin board or otherwise.

Overview of Retained Business Operations

Kaiser Netherlands, B.V.

     Although Old Kaiser sold its Metals, Mining and Industry business unit to Hatch Associates, Inc., it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which is performing a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut.

     At the present time, the mini-mill project is mechanically complete and producing commercial grade steel. The contract with Nova Hut provides for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that additional tests are not necessary. However, Nova Hut has stated that the first test was not successful. To date, this dispute has not been resolved, and Kaiser Netherlands anticipates that it may be necessary to resort to legal proceedings to enforce its rights. The cost of this dispute, as well as the cost of a possible ongoing presence in the Czech Republic, is expected to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Holdings prior to its resolution of the dispute. Nova Hut also filed large claims against Old Kaiser in its bankruptcy proceedings that remain unresolved relative to this disputed matter.

     In connection with the Nova Hut project, Old Kaiser had an $11.1 million cash collateralized letter of credit outstanding, which was needing to remain in place for at least one year following the achievement of final acceptance of the mini-mill. On February 16, 2001, Nova Hut drew upon such letter of credit prior to its expiration on March 5, 2001, claiming they could not be assured that the letter of credit would be satisfactorily replaced. The $11.1 million currently is now resides in an account in a bank in the Czech Republic wherein Nova Hut is retaining an additional $11.0 million previously withheld from payments due to Kaiser Netherlands and its subcontractors. Kaiser Netherlands' share of that retention account is estimated to be between $5 and $7 million, with the remainder being due to its subcontractors. In addition, under the Nova Hut contract as it currently exists, Kaiser Netherlands believes that amounts payable to it include a $10 million fee due upon achievement of final acceptance of this mill. The Company has accrued this fee over the duration of its performance on the project and currently has it included it as part of unbilled accounts receivable. Under the terms of the asset sale transaction with Hatch, Hatch may be entitled to a portion of such fee, if any, paid to Kaiser Netherlands upon achievement of final acceptance.

     Additionally, pursuant to the current terms of the Nova Hut contract and upon the acceptance of the mill, the Company is required to have issued a twelve-month warranty letter of credit totaling $16.0 million. The Company is also working to be able to provide this revised letter of credit once the project completion milestone is agreed to by Nova Hut. Until such time as such a revised letter of credit is provided, however, the Company believes the $11.0 million held in the retention account by Nova Hut the customer is sufficient to cash collateralize the requirement in the event it is not addressed by a letter of credit.

     Given the existing disputes with Nova Hut and the fact that Nova Hut is experiencing financial difficulties, it is not possible to determine whether, or when, Kaiser Netherlands will be able to (1) collect the substantial fees Kaiser Netherlands believes is due to it from Nova Hut, (2) reclaim and release the Old Kaiser cash formerly collateralizing the $11.1 million letter of credit, (3) obtain release of the funds held in the retention account or (4) reasonably estimate the costs to attain any of the above.

Kaiser-Hill Company, LLC

     Kaiser-Hill is owned equally by Kaiser Holdings and CH2M Hill Companies Ltd. CH2M Hill designates three of the five members of Kaiser-Hill's Board of Managers and Kaiser Holdings designates two members, including the chair of the Board of Managers.

     The scope of Kaiser-Hill's contract with the DOE includes all elements of daily and long-term operations associated with the ultimate closure of the DOE's Rocky Flats site, including stabilizing and safely storing radioactive material, cleaning up areas contaminated with hazardous and radioactive waste, and restoring much of the 6,000-acre Rocky Flats site for future use by the public.

    On January 24, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract became effective February 1, 2000 and terminated the remaining period of the former contract as of January 31, 2000. The economic terms of the Closure Contract are significantly different from the former contract in that Kaiser-Hill, in addition to continuing to earn revenue from the reimbursement of the actual costs of its services, will also earn a performance fee based on a combination of the actual costs of completing site
closure and on the actual date of the physical completion.   The Closure
Contract will reimburse Kaiser-Hill for the costs it incurs to complete the site closure, currently estimated to range between $3.6 billion and $4.8 billion and, in addition, will pay Kaiser-Hill an incentive fee expected to range from $150.0 million to $460.0 million, depending on Kaiser-Hill's ability to control the incurred costs at completion to within the targeted range and its ability to meet the closure goal at any time between March 31, 2006 and March 31, 2007. If Kaiser-Hill attains physical completion above target cost and after March 31, 2007, the fee will be reduced by 30% of all contract costs incurred after such date up to a maximum of $20.0 million. Until such time as Kaiser-Hill can more reasonably predict the likely outcome of the total fee to be earned by contract completion, the fee is being recognized as earned for financial reporting purposes at the minimum level on a straight-line basis from February 1, 2000 through December 31, 2007. Estimated changes in the earned fee will be recognized as contract to date adjustments at such time as the estimate is revised. Through 2000, the Closure Contract provided for Kaiser-Hill to invoice DOE quarterly based on a $340.0 million target fee pool, less a 50% retainage for 2000. Thereafter, the quarterly invoicing will revert to a formula such that, unless otherwise approved by DOE, cumulative contract billings may not exceed the minimum fee of $150.0 million spread over a 7-year timeframe, with retainages. All invoice payments made by DOE to Kaiser-Hill, less certain Kaiser-Hill reimbursements, will be distributed to the joint venture owners upon receipt. The Company's interest in Kaiser-Hill earnings is 50%.

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

     The Kaiser-Hill contract further provides that Kaiser-Hill will be reimbursed for the reasonable cost of bonds and insurance allocable to the Rocky Flats contract and for liabilities and expenses incidental to these liabilities, including litigation costs, to third parties not compensated by insurance or otherwise. There is an exception to this reimbursement provision applicable to liabilities caused by the willful misconduct, lack of good faith or failure to exercise prudent business judgment by Kaiser-Hill's managerial personnel.

     The level of success experienced by Kaiser-Hill in achieving closure of the Rocky Flats site on or before December 31, 2006, and the cost of achieving such closure, are likely to be the primary determinants of the Company's long-term financial performance following the completion of the reorganization process.

Other Retained Assets, Activities and Obligations

     In addition to its activities relating to the Nova Hut project and Kaiser-Hill, the Company owns a 10% interest in ICF Consulting Group, Inc., a privately-held entity, that was retained by Old Kaiser when it sold its Consulting Group in June 1999. The Company also holds a $3.3 million non-escrow note and a $3.25 million escrow note, both issued to Old Kaiser in connection with that sale, which mature on June 25, 2006 and bear interest at a rate of 10 1/2% per annum. Amounts payable by ICF Consulting Group, Inc. on such notes are subject to (1) the rights of holders of ICF Consulting Group's senior lenders and (2) possible reduction as a result of indemnification claims asserted by ICF Consulting Group, Inc. pursuant to the agreements entered into by the parties at the time of Old Kaiser's sale of its Consulting Group. The Company has been advised that ICF Consulting Group, Inc. is in technical default under the financial covenants in its senior credit agreement; and as of the date hereof, ICF Consulting Group, Inc. has did not madke the $1.0 million interest payment due on December 31, 2000. Under the terms of the notes, overdue interest bears interest at 12 1/2% per annum. Lastly, the Company is the beneficiary of $750,000 of cash that is currently held in escrow as collateral for various contractual indemnification provisions resulting from the sale transaction. The escrowed cash balance was due to be released to Kaiser Holdings on April 15, 2001. On February 12, 2001, however, ICF Consulting presented the escrow agent with notice that it has claims for indemnification from the Company for amounts exceeding the balance of the escrowed cash and the escrowed note. The Company believes the claim to be without merit and will vigorously defend its right to be paid the escrowed funds and the escrowed note upon their due dates. There can be no assurance, however, that the Company will be successful in this effort.

    The Company owns a captive insurance company that is in the process of resolving existing claims. As a result of the Company's sale of its E&C Group in 2000, the captive insurance company will be liquidated over time as existing claims are resolved. Restrictions on the insurance company's cash balances, maintained to support statutory insurance reserves, will be released as reserve requirements decrease in the future and to the extent such cash balances are not used in payment of resolved claims.

     The Company also has the obligation to pay certain medical, disability and life insurance benefits to a fixed group of retirees for life. Such plans cover certain individuals who retired from the Company prior to 1993. There are approximately 580 retirees and dependents currently covered by the plan, the average age, of whom is approximately 80. The actuarially determined present value of this obligation, based on the Company's existing commitment and related insurance policies, is $8.0 million. Although the Company intends to try to reduce its remaining exposures relative to the costs of this obligation in the future, there can be no guarantees that this would be feasible, nor can the Company estimate the amount of potential future savings with any reasonable degree of accuracy.

     The Company's assets also include those subsidiaries that were not debtors in Old Kaiser's the bankruptcy proceeding. However, many of those subsidiaries are foreign entities and, except for Kaiser Netherlands, which is performing services for the Nova Hut project, and those subsidiaries related to Kaiser-Hill, subsidiaries that were not debtors in Old Kaiser's bankruptcy bases do not have material value. It is anticipated that a number of such subsidiaries will be dissolved or otherwise cease to exist or become totally inactive.

     The Company's Board of Directors will consider whether the Company will engage in any additional business activities in the future. Among other things, it is anticipated that the Board of Directors will consider whether the Company should attempt to take advantage of Old Kaiser's successful history of performing in the government services market, both independently and through Kaiser-Hill, in order to develop a new revenue base. The Board has not yet made any decisions with respect to such future activities.

Insurance

     Kaiser Holdings has a comprehensive risk management and insurance program in place that provides a range of coverages tailored to the needs of the reorganized company. Insurance coverages include policies for fiduciary, crime, directors and officers liability, property, general liability, worker's comp, and professional liability "runoff' coverage to deal with liabilities arising from past activities and projects, if necessary.

     Kaiser Holdings believes that the insurance coverages that it maintains, including self-insurance, protect against risks that are commensurate for similar businesses of the scope and present operating profile of Kaiser Holdings and that related coverage amounts are economically reasonable. At this time, Kaiser Holdings expects to continue to be able to obtain insurance in amounts generally available to firms with a similar profile. There can be no assurance that the insurance coverage and levels maintained by Kaiser Holdings will continue to be reasonably available. An insured claim, or uninsured claim for that matter, arising out of pre-reorganization or post-reorganization activities of Kaiser, if successful and of sufficient magnitude, could have a material adverse effect on Kaiser's financial position.

Government Regulation

     Kaiser Holdings may, from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. No charges presently are known to have been filed against Old Kaiser by these agencies.

Employees

     As of March 31, 2001, the Company had approximately 12 (full and part-time) employees, the most of whom will be terminating employment with the Company during 2001.

Item 2.   Properties

     The Company's leased headquarters are located at 9302 Lee Highway, Fairfax, Virginia 22031-1207, and the its telephone number is (703) 934-3600. The Company's only other offices are in Ostrava, Czech Republic. The majority of all properties were transferred to others as part of the asset sale transactions in 1999 and 2000.

Item 3.  Legal Proceedings

     On June 9, 2000, Old Kaiser and 38 of its wholly owned subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware in order to facilitate the restructuring of Old Kaiser's long-term debt, trade and other obligations. Old Kaiser continued to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders until its Plan of Reorganization was confirmed on December 5, 2000 and became effective on December 18, 2000. The provisions of such Plan are further described under Item 1 of this Report.

     In the course of normal business activities, various claims or charges have been asserted and litigation commenced against Old Kaiser arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Such claims are now part of the overall bankruptcy proceeding. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, an adequate reserve has been provided for final judgments, if any, in excess of insurance coverage, that might be rendered against the Company Kaiser in the event of unsuccessful bankruptcy resolution. The continued adequacy of reserves is reviewed periodically as progress on such matters ensues.

Item 4.   Submission of Matters to a Vote of Security Holders

     The holders of Old Common Stock of Old Kaiser, together with other claimants against Old Kaiser and its subsidiaries in their bankruptcy proceedings, voted upon the Plan of Reorganization of Old Kaiser and its subsidiaries as part of the bankruptcy proceedings. On August 17, 2000, the Bankruptcy Court approved the procedures for conducting the voting process, approved the disclosure statement used in connection with that process, and established a voting deadline of September 28, 2000. The final Bankruptcy Court hearing for confirmation of the Plan was held on December 5, 2000.

     Under the Plan, Old Common Stock represented Class 5 Equity Interests in Old Kaiser and holders of Old Common Stock were entitled to vote regarding approval of the Plan. The votes of the holders of Old Common Stock as regards approval of the Plan were as follows: votes for - 6,928,216, votes against - 758,025, abstentions - 15,728,087.

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     From September 14, 1993 until March 7, 2000, the Old Common Stock of Old Kaiser was traded on the New York Stock Exchange (NYSE) under the symbol "ICF" and, after December 27, 1999, under the symbol "KSR". On March 8, 2000, the Old Common Stock ceased to be listed on the NYSE and began to be traded on the Over-the-Counter Bulletin Board system under the symbol "KSRG". At March 27, 2001, there were 1,324 shareholders of record of the Old Common Stock. Commencing on December 18, 2000, the effective date of the Old Kaiser's Plan in the bankruptcy proceedings, shares of Old Common Stock represent the right to receive the number of shares of New Common Stock ultimately distributable to holders of Old Common Stock under the Plan. The following table sets forth the high and low sales prices for the Old Common Stock as reported by the NYSE for 1999 and through March 7, 2000, and the range of high and low bid quotations on the Over-the-Counter Bulletin Board commencing March 8, 2000:

                                                                     Old Common Stock Price
                                                     ------------------------------------------------------
                                                                2000                          1999
                                                               -----                          -----
                                                        High          Low               High         Low
                                                     -----------  -----------       ------------  ---------
Year Ended December 31,
  First Quarter  .............................             $0.90        $0.12             $1.500     $0.813
  Second Quarter .............................              0.44         0.03              0.813      0.250
  Third Quarter  .............................              0.06         0.03              0.500      0.313
  Fourth Quarter .............................              0.04         0.02              0.813      0.281

The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     The Company's Transfer Agent and Registrar is EquiServe Trust Company, N.A, P.O. 2536, Jersey City, NJ 07303-2536. The Shareholder Relations telephone number is (201) 324-0498, website address is http://www.equiserve.com.

     Old Kaiser never paid cash dividends on its Old Common Stock. Kaiser Holdings anticipates that no cash dividends will be paid on the Old or New Common Stock for the foreseeable future and that its earnings will be retained for use in the business and also be used to pay dividends on and redeem outstanding shares of New Preferred Stock. The Board of Directors of Kaiser Holdings determines its dividend policy based on its results of operations, payment of dividends on preferred stock, financial condition, capital requirements, and other circumstances.

Item 6.   Selected Consolidated Financial Data

     The selected consolidated financial data of the Company and/or Old Kaiser for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, has been derived from the Company's and/or Old Kaiser's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2000 consolidated financial statements.

                     Selected Consolidated Financial Data
                     (in thousands, except per share data)

                                                                                  Predecessor Company
                                                                                Year Ended December 31,
                                                                  ---------------------------------------------------------
                                                                    2000         1999        1998       1997        1996
                                                                  ---------    --------    --------    --------    --------
Statement of Operations Data:
Gross revenue  .......................................             $271,385    $643,044    $632,600    $588,700    $544,000
Service revenue  .....................................               80,236     186,856     154,500     167,500     168,000
Operating  income (loss)  ............................                3,994     (16,544)    (20,722)    (90,654)    (21,889)
Income (loss) from continuing operations before
      reorganization items, income taxes, minority
      interest, extraordinary items and cumulative
      effect of accounting change  ...................               (1,736)    (35,260)    (39,462)    (25,162)    (28,585)
Income (loss) before extraordinary items and
      cumulative effect of accounting change  ........               29,762      (5,324)    (93,442)     (4,987)     (5,834)

Basic and Diluted Earnings (Loss) Per Share:
Continuing operations before extraordinary item
    and cumulative effect of accounting change  ......             $   1.74    $  (1.65)   $  (1.80)   $  (0.96)   $  (0.91)
Discontinued operations, net of tax  .................                (0.46)       1.42       (2.07)       0.74        1.17
Extraordinary items, net of tax  .....................                 5.35       (0.02)      (0.05)         --          --
Cumulative effect of accounting change, net of tax....                   --          --       (0.25)         --          --
                                                                   --------    --------    --------    --------    --------
       Total  ........................................             $   6.63    $  (0.25)   $  (4.17)   $  (0.22)   $   0.26
                                                                   ========    ========    ========    ========    ========

  Weighted average common shares outstanding:
          --basic  ...................................               23,255      23,823      24,092      22,382      22,035
          --diluted  .................................               23,255      23,823      24,092      22,382      22,057

                                                                 Successor
                                                                  Company                          Predecessor Company
                                                                December 31,                          December 31,
                                                                                    --------------------------------------------
                                                                    2000              1999        1998        1997        1996
                                                                   --------         --------    --------    --------    --------
Balance Sheet Data (end of period):
Total assets  ........................................             $106,168         $253,563    $428,071    $399,288    $369,462
Working capital  .....................................               54,131           17,116       3,271      91,121     113,898
Long-term liabilities  ...............................                   --          131,795     147,152     145,590     161,951
Redeemable preferred stock *  ........................                   --               --          --          --          --
Shareholders' equity (deficit)  ......................               87,500          (69,903)    (63,118)     27,327      34,892

* As the Company had not initiated its initial bankruptcy distribution as of December 31, 2000, no shares of New Preferred Stock were actually outstanding as of such date. See table on page 7 for a pro forma depiction of the amount of liquidation preference and number of shares to be outstanding upon the issuance of the New Preferred Stock and upon the resolution of all claims in the Company's bankruptcy proceeding.

     The estimated sum of the claims that ultimately will be allowed in the bankruptcy proceedings, plus liabilities incurred after the bankruptcy filing, will exceed the reorganization value of the assets of the emerging entity immediately before the effective date. Additionally, holders of existing voting shares immediately before the effective date will receive less than 50 percent of the voting shares of the emerged entity, thus triggering a change in control of the organization. The American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), requires that, under these circumstances, a new entity is created for financial reporting purposes, and assets and liabilities should be recorded at their fair values. Additionally, the value of the reorganized enterprise becomes the established amount for the emerging balance of stockholders' equity and any accumulated deficit of the predecessor entity is offset against available paid-in-capital to result in an emerging retained earnings of zero. This accounting treatment is referred to in this Report as "fresh-start" reporting. The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000 and recorded a net increase to book value totaling $18.5 million resulting from the adjustments to the individual assets and liabilities in Old Kaiser's Statement of Operations. Since the Company's December 31, 2000 Consolidated Balance Sheet has been prepared as if it is of a new reporting entity, a black line has been shown to separate new entity information from prior year information since such presentations were not prepared on a comparable basis. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the effects of this reporting adoption.

     As of December 18, 2000, the Company recognized a gain on the forgiveness of pre-petition liabilities approximating $150.0 million of approximately $124.5 million after the effects of income taxes.

     The recorded value for the emergent enterprise of $87.5 million was used for fresh start reporting and was determined by management with the assistance of independent advisors. The methodology employed involved estimation of enterprise value taking into consideration a discounted cash flow analysis. The discounted cash flow analysis was based on a seven-year cash flow projection prepared by management - taking into consideration the terminal value of its assets and liabilities as of immediately prior to its emergence from bankruptcy on December 18, 2000. Terminal values of assets and liabilities were determined based either on contracted amounts, actuarial present values and/or management's estimates of the outcome of certain operating activities. These post-emergent matters consist largely of the retained operations discussed in this Report.
Net after-tax cash flows, assuming a 40% effective tax rate, were discounted at approximately 17% in order to take into consideration the risks and uncertainties inherent in such projections. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Estimates and assumptions regarding individual retained matters which form the collective composition of the overall enterprise value as of December 18, 2000 are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company. Accordingly, there may be differences between projections and actual results because events and circumstances frequently do not occur as expected and may be significant. More specifically, assumptions within the valuation related to the amount and timing of the ultimate performance and related cash flows of Kaiser-Hill have the greatest impact to the overall enterprise valuation.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events and Overview

     Old Kaiser's business operations and financial condition were significantly impaired in 1998 and 1999 as a result of substantial difficulties and financial losses encountered in the execution by its Engineering and Construction (E&C) Group of four large fixed-price contracts to construct nitric acid plants. Pursuant to a plan intended to restore Old Kaiser to profitability, two other unrelated operating groups were sold in 1999, a realignment of the retained E&C Group was paired with substantial reductions in overhead spending, and a restructuring of the then existing debt was proposed, subject to obtaining credit arrangements providing adequate working capital.

     Although Old Kaiser was able to obtain necessary stockholder approvals and senior subordinated noteholders agreed to participate in a debt restructuring plan, consummation of such a plan remained conditioned on Old Kaiser's ability to obtain a new revolving credit facility satisfactory to Old Kaiser and an unofficial committee of the senior subordinated noteholders. The proposals ultimately received from potential lenders did not provide Old Kaiser with a facility that was compatible with Old Kaiser's projected needs. For this reason and due to the continued disappointing financial performance of Old Kaiser's engineering operations, Old Kaiser delayed implementation of the proposed debt restructuring and reopened negotiations with the unofficial committee of noteholders and potential lenders. Following additional attempts to effect a debt restructuring and an evaluation of various potential strategic alternatives, including the sale of assets or businesses, in 2000 Old Kaiser announced the intention to sell the majority of its remaining E&C Group in two separate transactions and to restructure its debt in a voluntary and pre-arranged bankruptcy proceeding.

     Accordingly, on June 9, 2000, Old Kaiser and 38 of its wholly-owned domestic subsidiaries (the Debtor Entities) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The subsidiaries that did not file petitions for relief under Chapter 11 are referred to herein as the Non-Debtor Entities. Old Kaiser continued to operate the Non-Debtor Entities' businesses in the ordinary course and operated the Debtor Entities' businesses as debtor-in-possession. As such, the Debtor Entities were authorized to operate their businesses in the ordinary course but were not allowed to engage in transactions outside the ordinary course of business without Bankruptcy Court approval. As of December 18, 2000, Old Kaiser's Plan became effective and the day-to-day operations of its Debtor Entities were no longer subject to bankruptcy court supervision.

     Upon obtaining the necessary Bankruptcy Court approvals, the sales of the majority of Old Kaiser's E&C Group were completed as follows:

 . Infrastructure and Facilities: The Bankruptcy Court approved the sale of the Infrastructure and Facilities line of business on July 17, 2000. On July 28, 2000, Old Kaiser completed the sale of this line of business, which provided engineering services to clients around the world in the transit and transportation, facilities management, water/wastewater treatment, and microelectronics and clean technology sectors. In this transaction, substantially all of the assets of this business line were sold to Tyco Group S.A.R.L., the Earth Tech unit of Tyco International Ltd., for a cash purchase price of approximately $30 million.

 .  Metals, Mining and Industry: The Bankruptcy Court approved the sale of the
   Metals, Mining and Industry line of business on August 17, 2000. Effective as of August 18, 2000, Old Kaiser completed the sale of this line of business, which provided engineering services to clients around the world in the alumina/aluminum, iron and steel, and mining industry sectors. In this transaction, substantially all of the assets of this business line were sold to Hatch Associates, Inc., a subsidiary of The Hatch Group of Canada, for a cash purchase price of approximately $7.0 million.

     During April and June of 1999, Old Kaiser sold its Environmental and Facilities Management Group (EFM) and its Consulting Group for aggregate proceeds approximating $145.0 million and reported a net gain of $40.1 million.

     The sales of these operating divisions constituted "discontinued operations" in accordance with generally accepted accounting principles. All Statement of Operations data contained elsewhere in this Report depict the results of operations from continuing operations separately from discontinued operations and related gains/(losses) on the sales of such operations. Reclassifications of prior period results were reflected in order to conform to this current period presentation.

     Cash proceeds from the 2000 asset sales were and will be used in part to bridge operating liquidity needs, in part, to pay certain portions of pre-bankruptcy liabilities and in part to pay dividends on New Preferred Stock issued pursuant to the bankruptcy proceedings.

     Cash proceeds from the 1999 divestitures were used to complete the nitric acid projects and to repay cash borrowings from a revolving line of credit that had been used primarily to fund the project losses as well as working capital needs of Old Kaiser's other operating units prior to the 1999 divestitures. Also, in 1999 Old Kaiser used some of the proceeds from the divestitures to repurchase $14.0 million in outstanding Senior Notes at 88% of face value plus accrued interest.

     Following the completion of the sales of businesses and the effectiveness of the bankruptcy Plan, the Company has only a limited number of activities or assets, primarily consisting of:

 . the completion of a contract for Nova Hut for the engineering and construction of a steel mini-mill in the Czech Republic. This project is in the final stages of completion by the Company's Netherlands subsidiary, although warranty obligations will exist for a period of time following final acceptance of the mini-mill by the Nova Hut customer. The Company believes that the accompanying financial statements include adequate provision for a reasonable estimate of the future cost of such warranty obligations and potential net asset impairments related to project completion negotiations. The results of Kaiser Netherlands have been included in "discontinued operations".

 . the ownership of a 50% interest in Kaiser-Hill, which serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. Kaiser-Hill has performed for DOE at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons-production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public. The Kaiser-Hill joint venture between Old Kaiser and CH2M Hill Companies, Ltd. was formed solely for the performance of the current and former Rocky Flats contracts.

 .  the holding of a minority ownership interest in ICF Consulting Group Inc.
   (the consulting division that Old Kaiser sold in 1999) as well as the promissory notes and escrowed cash balances received in connection with that sale.

 . a wholly-owned captive insurance company that is in the process of resolving existing claims. As a result of the Company's sale of its E&C Group in 2000, the captive insurance company will be liquidated over time as existing claims are resolved. Restrictions on the insurance company's cash balances maintained to support statutory insurance reserves, will be released as reserve requirements decrease in the future and to the extent that such cash balances are not used in payment of resolved claims.

 . an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

     The effectiveness of the Plan as of December 18, 2000 did not, in and of
itself, complete the bankruptcy process.   The Company has yet to resolve a
significant number and amount of claims filed against Old Kaiser as part of the bankruptcy proceeding. Old Kaiser has objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount determined to be owing to the creditor, such portion of the claim is deemed to be an Allowed Claim by the Bankruptcy Court. The Company cannot predict with accuracy when the claims resolution process will be complete nor what the total amount of Allowed Claims will be, but it does expect the process to continue for at least the preponderance of 2001.

     The Plan segregated pre-bankruptcy liabilities into various secured and unsecured classifications for treatment according to the priority of claim and subject to elections available to certain classes of claims. Trade claimants with Allowed Claims generally consisting of $20,000 or less, will receive cash payments equal to the amount of their claim. These claims are also referred to as Class 3 Claims. Holders of unsecured claims outside of the Class 3 category, including holders of Old Kaiser's Old Subordinated Notes (collectively, the Class 4 Claims), will receive a combination of cash, New Preferred Stock and New Common Stock. Holders of Allowed Class 4 Claims will receive one share of New Preferred Stock and one share of New Common Stock for each one hundred dollars ($100.00) of such holder's respective Allowed Class 4 Claim, provided that the number of shares of New Preferred Stock will be reduced by one share for each fifty-five dollars ($55.00) of cash distributed to such holder pursuant to the Plan. Holders of common stock of Old Kaiser and other Equity Interests of Old Kaiser will receive shares of New Common Stock equal to 17.65% of the total number of shares of New Common Stock issued to holders of Allowed Class 4 Claims. As of the date hereof, the only Equity Interests of which Kaiser Holdings is aware are the Old Common Stock and the claims asserted in the bankruptcy proceeding by the former shareholders of ICT Spectrum Constructors, Inc., which was acquired by Old Kaiser in 1998. The distribution of shares of New Preferred Stock and New Common Stock will be exempt from Federal and state securities laws under Section 1145 of the Bankruptcy Code.

     A summary of the Old Kaiser Plan of Reorganization as well as other information relative to the process regarding the Plan distributions of the cash and new securities can be found in its entirety in a Form 8-K dated December 5, 2000 filed with the Securities and Exchange Commission by Old Kaiser.

     The following discussion is intended to assist in an understanding of Old Kaiser's historical financial position and results of operations for each of the three years ended December 31, 2000 and should be read in conjunction with the financial statements of the Company appearing elsewhere in this report. The combined net financial position, operating results and cash flows of the E&C Group as well as the EFM and Consulting Groups have been presented in the accompanying consolidated financial statements as discontinued operations for the entire three year period. All prior period operating results and cash flows have also been reclassified to conform to the current year presentation.

Results of Operations

     Due to the sale of the majority of Old Kaiser's operations and the reporting of those operations as discontinued in the accompanying Statements of Operations for all periods presented, all remaining components of reported revenue and gross margin are solely attributable the Company's 50% ownership of Kaiser-Hill. Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill's board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill's results of operations with those of its only other remaining business segment, E&C. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement whereby the other 50% owner has the right to designate 3 out of the 5 members of Kaiser-Hill's board of managers. The Company retains the right to designate 2 out of the 5 members of the Kaiser-Hill board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and on the equity basis for financial information applicable for periods after June 8, 2000.

     The Rocky Flats Contract is primarily cost-reimbursable in nature, but it also contains certain minimum and incentive fee elements based on qualitative and quantitative factors of actual performance levels compared to annually negotiated and established benchmarks or milestones. Accordingly, fluctuations in gross revenue, service revenue and direct labor and fringe benefit costs earned by Kaiser-Hill during the comparable periods below are largely reflective of increased levels of reimbursable subcontractor cost pass-throughs incurred as the contract progress continued and as activities underlying contract progress
changed.   As a result, annual operating results are not directly comparable because of changes in the underlying performance milestones that are established annually by the DOE.

     The Kaiser-Hill contribution to the Company's overall financial results for each of the three years ended December 31 were as follows (in thousands):

 Kaiser-Hill                                              2000         1999          1998
                                                          ----         ----          ----
As Previously Consolidated and Reported:
   Gross Revenue  ............................         $ 271,385     $ 643,044     $ 632,600
       Subcontracts and materials  ...........          (195,367)     (456,188)     (478,100)
       Equity in unconsolidated affiliate.....                --            --            --
                                                       ---------     ---------     ---------
   Service Revenue  ..........................            76,018       186,856       154,500
   Operating Expenses:
       Direct labor and fringe  ..............            64,197       176,334       138,300
                                                       ---------     ---------     ---------
   Operating Income  .........................         $  11,821     $  10,522     $  16,200
       Interest, net                                         178          (154)         (804)
       Other Owner's Interest in Operating Income         (5,999)       (5,184)       (7,698)
                                                       ---------     ---------     ---------
          Subtotal of Previously Consolidated Results      6,000         5,184         7,698
Effect of change in accounting to equity method in
 June 2000:
       Equity in unconsolidated earnings of
          affiliate                                        4,218            --            --
       Equity in income of affiliate as if equity      ---------     ---------     ---------
          method had been applied historically         $  10,218     $   5,184     $   7,698
                                                       =========     =========     =========

     The net operating results for the Company's 50%-owned portion of the Kaiser-Hill subsidiary increased by $5.0 million and $2.5 million in 2000 versus 1999 and 1998, respectively. The 2000 increases over 1999 and 1998 are largely due to Kaiser-Hill's recognition of a $7.0 million performance fee that was awarded upon the January, 2000 completion and closeout of the original Rocky Flats contract. On January 24, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract became effective February 1, 2000 and terminated the remaining period of the former contract as of January 31, 2000.

     The decrease from 1998 to 1999 was largely for two reasons. One reason was that a smaller overall potential award fee pool was appropriated for fiscal 1999 performance by the DOE (the predecessor contract to the Closure Contract provided for annual and separate potential fee awards and award criteria). Another reason was that certain elements of the Closure Contract had the effect of shifting certain remaining performance elements from the predecessor contract into the Closure Contract. Since Old Kaiser had been recognizing the performance fee of the original contract using the percentage of completion basis and since performance elements were shifted out of the original contract into the Closure Contract, Old Kaiser had to revise downward its estimate of its earnings under the original contract. The downward revision, due to the shift in contract performance elements, caused Old Kaiser to reverse, in the fourth quarter of 1999, previously recognized revenue of $5.2 million. This adjustment merely reflected a change in the timing of when Kaiser-Hill would earn performance fee as seen by the increase in operating margin during 2000.

     The economic terms of the Closure Contract are significantly different from the original contract in that Kaiser-Hill will earn revenue based on the actual cost of physical completion and will earn a performance fee based on a combination of the actual cost of completion and the actual date of physical
completion, both as compared to contracted targets.   The potential fee to be
earned pursuant to the Closure Contract terms ranges from $150.0 million to $460.0 million based on Kaiser-Hill's costs to complete the site closure being within the range of targeted completion cost of $3.6 billion to $4.8 billion, and completion at various dates between March 31, 2006 - March 31, 2007. Physical completion for any amounts above the target cost would result in a reduction to the potential fee whereby Kaiser-Hill will share 30% in all costs incurred after such date, subject to a maximum Kaiser-Hill liability of $20.0 million. Until such time as Kaiser-Hill can more reasonably predict the likely outcome of the total fee to be earned by contract completion, the fee is being recognized as earned for financial reporting purposes at the minimum level on a straight-line basis from February 1, 2000 through December 31, 2007. Estimated changes in the earned fee will be recognized as contract to date adjustments at such time as the estimate is revised. Through 2000, the Closure Contract provided for Kaiser-Hill to invoice DOE quarterly based on a $340.0 million target fee pool, less a 50% retainage for 2000. Thereafter, the quarterly invoicing will revert to a formula such that, unless otherwise approved by DOE, cumulative contract billings may not exceed the minimum fee of $150.0 million spread over a 7-year timeframe, with retainages. All invoice payments made by DOE to Kaiser-Hill, less certain Kaiser-Hill reimbursements, will be distributed to the joint venture owners upon receipt. The Company's interest in Kaiser-Hill earnings is 50%.

     Administrative Expenses: Amounts presented as Administrative Expenses on the Statements of Operations consist largely of costs incurred for activities that were indirectly supporting the business units that were divested earlier in 2000 and 1999 and of internal costs incurred in connection with the restructurings, bankruptcy proceedings or activities associated with winding down of its historical operations. Since certain administrative functions were not divested along with the asset sales, such costs have not been allocated to the results of discontinued operations.

     The restructuring plan implemented in 1999 and late 1998 included actions to realign and reduce Old Kaiser's post-asset sale overhead costs such that the remaining levels were appropriate for the needs and size of its continuing operations. Elements of the overhead reduction plan included an approximate 25% personnel reduction in Old Kaiser's wholly-owned North American operations with lesser percentage reductions in international operations, eliminating regional overhead layers, downsizing facilities, closing marginally profitable office locations, discontinuing certain business offerings, improving direct labor utilization on projects and enhancing project controls to minimize risks of future contract losses. Because of certain centralized aspects of Old Kaiser's organizational structure that existed prior to completing the 1999 asset sales, the cost reduction elements of this phase of the plan could not begin until after the divestitures were completed, which accounted for the large decrease from 1998 to 1999.

     Depreciation and Amortization Expense: Declines in depreciation and amortization expense from 1998 to 1999 to 2000 are predominantly reflective of the fact that Old Kaiser wrote off significant amounts of goodwill and other intangible acquisition costs in connection with the asset sales consummated in 1999 and 2000. As of December 31, 2000, all such goodwill and intangibles had been eliminated from the balance sheet.

     Restructuring Costs: In connection with its plan to re-align itself prior to its decision to proceed with the voluntary bankruptcy, Old Kaiser incurred charges for restructuring of $1.9 million, $14.4 million and $17.1 million during 2000, 1999 and 1998, respectively. Components of the charges included amounts for severance and related matters, the write-off of goodwill associated with the discontinuance of operations from a prior acquisition, a write-down of the impairment of certain long-term investments, professional fees associated with the debt restructuring, a charge for business unit divestiture costs and for anticipated sublease losses and office realignment and closings.

     Interest: Interest income was earned on available cash balances that were generated primarily from the unused proceeds from the 1999 asset sales and from the $6.5 million in promissory notes resulting from the asset sales. Prior to those sales, available cash balances were largely only attributable to Kaiser-Hill and Old Kaiser's foreign operations. All other cash not required for operations was historically used to pay down outstanding borrowings. Interest income of $1.0 million earned on cash balances generated from the unused proceeds of the 2000 divestitures has been classified as a reduction to Reorganization Items in the accompanying Statement of Operations pursuant to the requirements of SOP 90-7, since the available cash balances were generated as a result of the bankruptcy proceedings.

     The total interest expense incurred in 2000 was primarily attributable to the 13% interest expense accruing on the $125.0 million of outstanding Old Subordinated Notes through June 9, 2000 (interest stopped accruing on the Old Subordinated Notes effective as of June 9, 2000, the date of the bankruptcy filing). The interest on the Old Subordinated Notes for this period was not paid in 2000 but rather was allowed as a claim of the noteholders along with the principal amount of their Old Subordinated Notes. Interest expense approximating $0.1 million was also incurred on the remaining $1.0 million of Senior Notes that were paid off entirely by Old Kaiser on September 12, 2000. Net of the write off of unamortized original issue costs, Old Kaiser recognized an extraordinary loss on the early extinguishment of Senior Notes totaling $0.1 million.

     Prior to 2000, in addition to the $125.0 million in Senior Subordinated Notes, Old Kaiser carried $14.0 million in outstanding Senior Notes as well as borrowings on revolving credit facilities. Old Kaiser's average annual outstanding debt and the related average effective interest rates for 1999 were $146.7 million and 14.7%, and for 1998 were $151.7 million and 13.3%, respectively. The rate of interest expense increased significantly in 1999 from 1998 due to rollover loan origination fees and points associated with covenant compliance waivers obtained for the revolving credit facility existing in early 1999 in addition to higher base interest rates contained in such credit facility as compared to the former facility.

     Other items affecting interest expense in 1999 and 1998 were the use of some of the asset sale proceeds in June 1999 to extinguish the entire $30 million balance on the revolving credit facility and the October 1999 repurchase of an aggregate principal amount of $14.0 million in outstanding Senior Notes carrying an effective interest rate of 13%.

     Reorganization Items: The $8.6 million reported in 2000 as reorganization items consisted of essentially two types of matters:

 .    Reorganization Matters: During the year ended December 31, 2000, Old Kaiser incurred approximately $7.6 million in costs associated with its bankruptcy activities, including third-party professional fees, court fees, printing and mailing costs, and severance and staff retention costs. Interest income approximating $1.0 million, earned on the available cash proceeds resulting from the asset sales in July and August 2000, has been classified as a reduction to reorganization costs pursuant to the provisions of SOP 90-7.

 .    Fresh start adjustments: The Company adopted fresh start reporting (See
     Item 6. - Selected Financial Data) in its consolidated balance sheet as of December 31, 2000 and recorded a net increase to book value totaling $15.2 million resulting from the adjustments to the individual assets and liabilities in Old Kaiser's Statement of Operations. This overall increase consisted of the write off of the net book value of abandoned fixed assets and capitalized software, the net increase in the carrying value of certain long-lived assets - predominantly attributable to the 50% ownership in Kaiser-Hill, the increase in the carrying value of the retiree medical obligation to reflect current actuarial estimates, and the reduction of certain other accrued expenses deemed in excess of the estimated requirements. The increase in the carrying value of the Kaiser-Hill investment will be required to be amortized in the future, over the asset's estimated life, to the extent that such carrying value exceeds 50% of the underlying Kaiser-Hill equity.

          Income Tax Expense: The income tax provision for all periods presented excludes the elements of Kaiser-Hill's operating income that are owned by another company since Kaiser-Hill is a flow-through entity for income tax purposes.

          The Statements of Operations reports numerous unusual transactions in each of the three periods presented, which pursuant to generally accepted accounting principles, must be reported separately and distinctly from the ongoing operating activities of the Company. The effects of these transactions upon the Statements of Operations are also required to be presented net of related income tax effects. Accordingly, the overall income tax result of Old Kaiser's activities during the years presented is reflected on various different line items of the Statements. The following tabular presentation attempts to identify the financial impact of the unusual transactions along with its related income tax consequence. In 2000, the Company recognized a total net income tax benefit of $9.0 million attributable to the following elements on the Statements of Operations (in thousands):

                                                                   Pre-tax        Applicable Tax
                                                                   -------        --------------
     Statements of Operations Category                           Income/(Loss)   (Expense)/Benefit
     ---------------------------------                           ------------     ----------------
     Income from continuing operations before income taxes...      $  6,875           $ 39,521
     (Loss) from discontinued operation......................        (2,072)              (894)
     (Loss) on the sale of discontinued operations...........          (662)            (7,007)
     Extraordinary gain from the discharge of indebtedness...       147,206            (22,664)
                                                                                      --------
                                                                                      $  8,956
                                                                                      ========

     The asset sales of the E&C Group in 2000 created taxable income totaling $18.5 million, and the reorganization in bankruptcy generated $59.7 million of debt forgiveness income pursuant to Internal Revenue Code Sec. 108, and thereby enabled the Company to recognize a benefit in the current year for its current year operating loss and for certain net operating loss carryforwards generated in the prior years. Additionally, in 2000, the Company adjusted its income tax payable downward by $4.7 million, primarily related to a previous over accrual for foreign earnings. As of December 31, 2000, the Company carries a valuation allowance against the entire remaining deferred tax asset available of $13.2 million.

     In 1999, Old Kaiser recognized a total net income tax expense of $38.4 million allocable to the following results (in thousands):

                                                                    Pre-tax       Applicable Tax
                                                                 -------------   ----------------
     Statements of Operations Category                           Income/(Loss)   (Expense)/Benefit
     ---------------------------------                           -------------   -----------------
     (Loss) from continuing operations before income taxes.....    $(35,260)          $  1,150
     (Loss) from discontinued operations.......................      (1,978)            (4,135)
     Gain on the sales of discontinued operations..............      75,878            (35,795)
     Extraordinary (loss) on the early extinguishment of debt..        (989)               389
                                                                                      --------
                                                                                      $(38,391)
                                                                                      ========

     In 1999, Old Kaiser utilized deferred tax assets and the benefit of current period operating losses of $32.2 million to offset a similar amount of income tax liability resulting from the gains on sales of discontinued operations. Old Kaiser did not recognize an income statement benefit for any previously unbenefitted or future operating losses or future tax deductions at December 31, 1999 since it was not readily assured at that time that it was more likely than not that Old Kaiser's future operations would generate sufficient taxable income to be able to realize such benefits. As at December 31, 1999, Old Kaiser had provided a valuation allowance against the entire remaining deferred tax asset of $39.9 million.

     In 1998, Old Kaiser recorded an income tax expense of $11.9 million on a loss from continuing operations before income taxes of $39.5 million. Old Kaiser recognized a $22.4 million valuation allowance against the total future deferred tax benefit of the operating loss and any other future tax deductions sufficient to ensure that the balance of the net deferred tax asset at December 31, 1998 would be completely utilized by the income tax gains that were anticipated from sales of the operating divisions anticipated for completion in 1999.

     Income tax expense in 1998 also included a $1.8 million foreign income tax expense established for the anticipated repatriation to the U.S. of Australian earnings, used for domestic working capital needs, and a $0.7 million provision for the permanent book-tax difference expected for the redemption of $1.8 million in non-recourse loans to officers and former employees, which were collateralized solely by shares of Old Kaiser's common stock. At the inception of the loans, the collateral value exceeded the loans' face value.

     Minority Interest in Net Income of Subsidiaries: Minority interest represents the net amount of Kaiser-Hill's earnings that were due to the other 50% owner for periods in which Old Kaiser consolidated the results of the Kaiser-Hill entity.

     Results of Discontinued Operations: Concurrent with its voluntary bankruptcy filing, Old Kaiser announced on June 9, 2000 that it would sell nearly all of its interests in the remaining engineering lines of business, previously providing design, engineering, procurement, and construction and project management services to domestic and international clients in the infrastructure, facilities, metals, mining and industrial markets. The E&C Group was sold in two separate transactions during the third quarter of 2000 for proceeds totaling $37.0 million before working capital transfers of $7.9 million. Old Kaiser recognized a pre-tax net loss for financial reporting purposes of approximately ($0.7) million. Taxable income generated after adjusting this loss for items that are not deductible for federal income tax purposes, such as associated goodwill and intangible asset write-offs, totaled $19.2 million, and resulted in income tax expense of approximately $7.0 million, resulting in a total after tax loss for financial reporting purposes of approximately $(7.7) million. Approximately $7.0 million of this loss has been offset by an equal income tax benefit recognized on previously unbenefitted net operating losses.

     During April and June of 1999, Old Kaiser sold its EFM and Consulting operations for proceeds approximating $145.0 million and reported a net gain of $40.1 million.

     Summarized results for the discontinued segments for the years ended December 31, are as follows (in thousands):

                                                                                2000              1999             1998
                                                                                ----              ----             ----
                                                                                                   (All Discontinued Operations
                                                                             (E&C only)             Prior to Divestiture Dates)
Gross Revenue                                                                $158,724          $ 311,382         $ 577,821
    Subcontracts and materials                                                (97,210)          (154,098)         (316,694)
    Provision for contract losses                                                  --                 --           (76,210)
    Equity in unconsolidated affiliates                                         1,275              4,480             6,045
                                                                             --------          ---------         ---------
  Service Revenue                                                              62,789            161,764           190,962

Operating Expenses:
     Direct labor and fringe                                                   40,606             94,029           144,262
     Administrative expenses                                                   23,225             67,094           101,879
     Depreciation and amortization                                              1,030              2,619             2,460
                                                                             --------          ---------         ---------

(Loss) from discontinued operations before income tax expense                $ (2,072)         $  (1,978)        $ (57,639)
                                                                             ========          =========         =========

     The combined net financial position and operating results of the E&C, EFM and Consulting Groups have been presented in the accompanying consolidated financial statements as discontinued operations for all periods presented. The net operating results of the discontinued segments, using historical and consistent internal reporting practices, have been included in the accompanying financial statements, in accordance with generally accepted accounting principles. Accordingly, these net results are not intended to reflect the operating results of these businesses had they been treated as stand-alone operations within Old Kaiser. Rather, these results represent the net contributions to the overall Old Kaiser operations that resulted from providing direct sales and service to customers and do not necessarily include the effects of the allocation of certain administrative and indirect support costs necessary for a stand-alone business.

     Extraordinary Items: Effective as of December 18, 2000, the Company recognized an extraordinary gain on recording the effectiveness of Old Kaiser's Plan of Reorganization and the exchange and discharge of an estimated $150.0 million in Allowed Claims for a combination of cash, New Preferred Stock and New Common Stock. The gain was computed based on the terms of the Plan whereby the claim holders will receive a combination of cash and New Preferred Stock equal to 55% of the face value of the Allowed Claims. The extraordinary gain totaled $147.2 million, before income tax expense of $22.7 million.

     In 1999, Old Kaiser had two early debt extinguishments as defined by generally accepted accounting principles. Effective upon the completion of the sale of the Consulting Group on June 30, 1999, Old Kaiser's revolving credit line was terminated. A charge of $0.8 million, net of income tax effects, was recognized for the write off of the unamortized balance of capitalized costs incurred to originally obtain the facility.

     In October 1999, as part of its efforts to restructure its debt, Old Kaiser repurchased $14.0 million of the $15.0 million outstanding in Senior Notes for 88% of face value. After adjusting the amount of the repurchase discount by the write off of the unamortized original issue discount on the notes and the unamortized balance of capitalized costs incurred to originally issue the notes, the net gain on the repurchase was $0.2 million, net of related income tax effects.

     In 1998, Old Kaiser recognized an extraordinary charge of $1.1 million, net of income tax effects, for the write off of unamortized debt issuance costs associated with the termination of a revolving credit facility.

     Cumulative Effect of Accounting Change: In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities (SOP 98-5). The SOP requires costs of organization and start-up activities to be expensed as incurred. Old Kaiser elected early adoption of the Statement effective April 1, 1998 and, at that time, reported the cumulative effect of the change as a one-time, non-cash charge of $6.0 million after tax. Old Kaiser's amortization expense in 1998 was reduced by $1.6 million because the cumulative charge included balances for items that were previously amortized.


Liquidity and Capital Resources

     Operating activities: Old Kaiser recorded $16.5 million in cash generated from Kaiser-Hill operations prior to deconsolidating the Kaiser-Hill results in its financial reporting in June, 2000 (an additional $5.0 million in 2000 distributions from Kaiser-Hill are reflected as receipts from investing activities). In addition to approximately $2.0 million in interest income earnings, Old Kaiser used $21.9 million of cash used in operating activities:
$14.7 million was used to fund continued operating losses of the E&C Group; $4.8 million was used for severance and professional fees incurred in connection with its debt restructuring, bankruptcy and winding-down activities, $2.0 million was used to pay for the 1999 pension obligation on September 15, 2000 and approximately $2.2 million was used for the payment of income taxes resulting from the 1999 asset sale gains.

     Old Kaiser used a net $59.4 million of cash in 1999 operating activities after offsetting $8.6 million in operating cash flows generated by Kaiser-Hill in 1999. Of the remaining $68.3 million of cash used in operating activities, approximately $21 million was used for the funding of nitric acid project cost overruns identified in 1998, approximately $15.4 million was used for severance payments, lease restructuring costs and professional fees associated with total debt restructuring initiatives, debt extinguishments, and corporate reorganization and realignment activities, approximately $18.7 million was used to pay net interest expense and approximately $13.2 million was used for continuing operations, reflective of the continued operating weaknesses and business downturns in the Asia-Pacific region, and in the North American iron, steel and microelectronics business lines.

     In 1998, Kaiser-Hill generated $10.1 million in operating cash flows while the other E&C operations used $40.0 million in operations, predominantly for funding of the nitric acid project overruns.

     Investing activities:   The E&C Operations were sold in two separate
transactions during the third quarter of 2000 for proceeds totaling $37.0 million before working capital transfers of $7.9 million. Also during the first quarter of 2000, Old Kaiser sold its 35% interest in an environmental holding company based in France, generating approximately $0.7 million in cash from investing activities. The deconsolidation of Kaiser-Hill from its financial statements accounted for a reduction in cash of $5.2 million, and Kaiser-Hill distributed $5.0 million equally to its two owners (after the date of deconsolidation).

     Net of fees associated with completing the 1999 divestiture transactions, proceeds from the sales of the EFM and Consulting Groups totaled $145.0 million. Proceeds of $2.4 million were received in 1998 from a 1996 installment sale of Old Kaiser's ownership interest in a pulverized coal injection operation. Investments in fixed assets and software development, including capitalized labor, were made in 1999 and 1998 totaling $1.1 million and $3.6 million, respectively. The cash proceeds from the sales of the EFM and Consulting Groups, net of income taxes and transaction costs, and from the liquidation of the retained EFM assets, were, in part, used to pay down all cash borrowings on Old Kaiser's revolving line of credit. The balance was used for working capital purposes and held for use as part of an overall debt-restructuring.

     Old Kaiser had a 4% ownership interest in a limited liability company (the
LLC) that leased the land and owned the buildings leased primarily by Old Kaiser for its corporate headquarters. Effective October 28, 2000, Old Kaiser amended the terms of the building investment agreement assigning all subleases to the LLC, discontinuing all leased space except for month-to-month on a significantly reduced portion of space, eliminating future capital contributions and fixing the maximum amount of the potential future recovery of the investment to $2.8 million at whatever time as the property is sold or refinanced. The excess remaining carrying value of the investment over $2.8 million and the unamortized transaction costs associated with the original investment of $1.9 million were written-off due to their impairment. Prior to the amendment, Old Kaiser had a commitment to make additional annual capital contributions to the LLC totaling $600,000 annually during each of the first three years and $700,000 annually during each of the fourth through ninth years of the LLC. The ownership in the LLC would have increased to 16% in fixed annual 2.4% increments in each of the eleventh through fifteenth years of the agreement. A total of $600,000 was paid toward this commitment during each of 1998, 1999 and 2000.

     Financing activities: During the year ended December 31, 2000, Kaiser-Hill distributed $8.25 million to each of Old Kaiser and its other 50% owner - CH2M Hill. The distribution to the other 50% owner of Kaiser-Hill reflected in the accompanying Statements of Cash Flows represents the portion of the $13.3 million that was distributed to CH2M Hill for the portion of the year during which Old Kaiser consolidated the results from Kaiser-Hill for financial reporting purposes. On September 12, 2000, Old Kaiser repurchased the remaining $1.0 million in outstanding Senior Notes plus accrued interest since January 1, 2000. On October 9, 1999, Old Kaiser repurchased $14.0 million of its $15.0 million of Senior Notes at 88% of face value.

     In 1998, Old Kaiser realized that it was going to incur significant cost overruns on the nitric acid projects. Due to the significant risks, difficulties and uncertainties involved in estimating the total costs to complete these large fixed price projects, Old Kaiser revised and increased the total completed project cost estimates several times in 1998. Given the completion cost uncertainties and the inability to finitely determine the impact of the losses on Old Kaiser's liquidity and financing sources, management immediately pursued options for additional financing sources and flexibilities. In addition to seeking a replacement working capital facility, Old Kaiser's Board of Directors also began considering and pursuing other strategic alternatives, including, but not limited to, the sale of portions of Old Kaiser.

     On December 18, 1998, Old Kaiser successfully entered into a new revolving credit facility (the Revolver) which offered cash borrowings and letters of credit up to an aggregate of $60 million. After obtaining the Revolver, Old Kaiser again increased the estimate of the total nitric acid projects cost overruns it expected to incur and need to fund prior to the completion of the projects, by an additional $19 million. This material adverse change to Old Kaiser's financial condition triggered a technical event of default pursuant to the Revolver's terms. The lender permitted Old Kaiser to borrow and obtain letters of credit pursuant to all other terms of the Revolver, primarily conditioned on the Revolver provision that proceeds from asset sales be used to repay outstanding cash borrowings. That provision combined with the fact that Old Kaiser was actively pursuing the sale of significant operating assets was sufficient assurance for the lenders to continue to permit the use of the facility until such time as an asset sale was completed. On April 9, 1999, Old Kaiser completed the sale of its EFM and used $36 million of the sale proceeds to extinguish outstanding Revolver cash borrowings plus $10 million to cash collateralize outstanding letters of credit. Old Kaiser also received an amendment to the Revolver (the Amended Revolver) providing for cash borrowing and letters of credit up to an aggregate of $30 million. The Amended Revolver expired on June 30, 1999 - essentially upon Old Kaiser's completion of the sale of its Consulting Group. Also in connection with the expiration, Old Kaiser was required to use an additional $13.0 million of the asset sale proceeds to collateralize letters of credit that were outstanding under the expired facility.


Liquidity and Capital Resource Outlook

     The Company currently has no debt as a result of the effectiveness of Old Kaiser's Plan of Reorganization. The Company is financing its working capital needs, in part, through the use of the available cash generated from the 2000 asset sales that will be retained from the initial bankruptcy distributions and, in part, from distributions from its Kaiser-Hill subsidiary. Based on (i) current expectations for operating activities and results, (ii) its current available cash position, (iii) recent trends and projections in liquidity and capital needs, and (iv) current expectations of total Allowed Claims upon the completion of the bankruptcy proceedings, management believes the Company has sufficient liquidity to cover the required cash distributions resulting from the resolution of Claims in the bankruptcy process, the future operating needs of the Company and the dividend requirements applicable to the New Preferred Stock. The terms of the New Preferred Stock include provisions for cumulative dividends, payable quarterly, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred Stock at an annual rate of 12% of the per share liquidation preference. Dividends will begin to accrue on the New Preferred Stock as of the initial distribution date whether issued as of that time or issued in the future upon the resolution of additional Allowed Claims.

     As of December 31, 2000, the Company had $12.7 million in letters of credit outstanding, collateralized by restricted cash balances, $11.1 million of which was for the Nova Hut project. On February 16, 2001, Nova Hut drew against the $11.1 million letter of credit prior to its expiration on March 5, 2001 and $0.4 million remained as cash collateral for other outstanding letters of credit. The Company anticipates being able to regain the cash drawn from Nova Hut pursuant to the terms of the Nova Hut contract. Additionally, pursuant to the current terms of the Nova Hut contract and upon the acceptance of the mini-mill, the Company is required to have issued a twelve-month warranty letter of credit totaling $16.0 million. Until such time as such a revised letter of credit is provided, however, the Company believes that $11.0 million held in retention by the customer is sufficient to cash collateralize the requirement in the event it is not addressed by a letter of credit.

     With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of December 31, 2000, Kaiser-Hill had $6.0 million in cash balances outstanding on its revolving credit facility.


Other Matters

     Post-Confirmation Liabilities

     Kaiser Holdings has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities comprising Kaiser Holdings. Additionally, the Company believes contingent liabilities may exist in the areas described elsewhere in this Report. See Item 1. Business - "Overview of Retained Operations.

     Market Risk

     The Company does not believe that it has significant exposures to market risk as it no longer has any debt. The interest rate risk associated with the Company's obligation to fund a capped retiree medical obligation is also not sensitive to interest rate risk other than via the determination of the present value of its remaining obligation thereunder. A 10% increase or decrease in the average annual prime rate would result in a decrease in the carrying value of the plan obligation but would not change the actual cost of the plan.


                   RISK FACTORS RELATING TO KAISER HOLDINGS

     The restructuring of Old Kaiser through the bankruptcy process involves a significant degree of risk, and this Annual Report on Form 10-K and certain disclosures and reports or statements to be released by Kaiser Holdings or statements to be made by its officers or directors may contain forward-looking statements that involve risks and uncertainty. Kaiser Holdings' actual results could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, including those set forth in the following risk factors and elsewhere in this Report.

Risks Relating to Kaiser Holdings' Business

     Kaiser Holdings Will Be Dependent on Kaiser-Hill's Performance and wind-down of Nova Hut Project: Kaiser Holdings' long-term future profitability will be dependent, to a significant extent, on Kaiser-Hill's performance under its Closure Contract with the DOE. Kaiser-Hill serves as the general contractor at the DOE's Rocky Flats Environmental Technology Site near Denver, Colorado.
Rocky Flats is a former DOE nuclear weapons production facility. Kaiser-Hill's contract with the DOE includes a performance fee based upon a combination of the actual costs to complete the site closure and the actual date of completion of the closure. If Kaiser-Hill fails to complete within the target cost for the project and fails to complete the project by March 31, 2007, Kaiser Hill's fee will be reduced by 30% of the costs incurred after the target date, up to a maximum of $20 million. See the discussion under Item 1. Business - Overview of Retained Business Operations."

     As discussed above under Item 1. Business - "Overview of Retained Business Operations," Kaiser Holdings' profitability and cash flow will also be dependent, to a significant extent, on the resolution of disputes relating to Kaiser Netherlands' performance under its fixed-price contract for turnkey engineering and construction services relating to a steel mini-mill in the Czech Republic for Nova Hut and on the ability of Nova Hut, which is in financial difficulty, to pay for such services.

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

     Potential Substantial Liabilities and Costs Associated With Kaiser-Hill's DOE Contract: Under the DOE contract, Kaiser-Hill is responsible for, and the DOE will not pay for costs associated with, liabilities caused by the willful misconduct or lack of good faith of Kaiser-Hill's managerial personnel or the failure to exercise prudent business judgment by Kaiser-Hill's managerial personnel. If Kaiser-Hill were found liable for any of these reasons, the associated costs could be substantial.

     Absence of a Business Plan Beyond Kaiser-Hill and Nova Hut Project: Apart from the risks associated with Kaiser-Hill's performance under its Closure Contract with the DOE, the performance of Kaiser Netherlands and resolution of the dispute regarding the Nova Hut project, and Nova Hut's ability to pay Kaiser Netherlands, Kaiser Holdings' long-term future profitability will be dependent, to a significant extent, on its ability to develop a business plan for ongoing operations. It is possible that Kaiser Holdings' ongoing business plan will be limited to completing the Nova Hut project and participating in the activities of Kaiser-Hill. It is also possible that the Board of Directors of Kaiser Holdings will consider whether Kaiser Holdings should attempt to take advantage of its successful history of performing in the government services market, both independently and through Kaiser-Hill, in order to develop a new revenue base.

     Ability to Obtain Performance Guaranties: Given Old Kaiser's history, Kaiser Holdings may not be able to obtain satisfactory contract performance guaranty mechanisms, such as performance bond and letters of credit, at all or on satisfactory terms, to the extent such mechanisms are needed for new or existing projects.

     Uncertainties Beyond Kaiser Holdings' Control: A number of other uncertainties may adversely impact Kaiser Holdings' future operations including, without limitation, economic recession, adverse regulatory agency actions, acts of God, or similar circumstances. Many of these factors will be substantially beyond Kaiser Holdings' control, and a change in any factor or combination of factors could have a material adverse effect on Kaiser Holdings' financial condition, cash flows, and results of operations.

     Uncertainties Concerning Adequacy of Funds: There can be no assurance that Kaiser Holdings will be able to continue to generate sufficient funds to meet its obligations, notwithstanding the significant improvements in Kaiser Holdings' operations and financial condition. Although Kaiser Holdings' believes it will be able to generate sufficient funds to meet its working capital needs for the foreseeable future, its ability to gain access to additional capital, if needed, cannot be assured.

     Risks Related to Old Kaiser's Reorganization and Related Estimates and
Assumptions: As with any plan of reorganization or other financial transaction, there are certain risk factors that must be considered in connection with Kaiser Holdings in relation to Old Kaiser's reorganization. All risk factors cannot be anticipated, some events will develop in ways that were not foreseen, and many or all of the assumptions that have been used in connection with this Report on Form 10-K and the Plan will not be realized exactly as assumed. Some or all of such variations may be material.

     Some of the principal risks associated with Old Kaiser's reorganization include the following:

     . The total amount of all Allowed Claims in the Bankruptcy Cases may be materially in excess of the estimated amounts of Allowed Claims assumed in Kaiser Holdings' financial statements in this Report. The amount and timing of the distributions that will ultimately be received by any particular holder of an Allowed Claim in any Class may be materially and adversely affected should the assumptions be exceeded as to any Class.

     . There are substantial uncertainties relating to the resolution of disputes between Kaiser Netherlands and Nova Hut concerning the Nova Hut mini-mill project and Nova Hut's financial capacity to pay the substantial amounts Kaiser Holdings believes is due to Kaiser Netherlands.

     . Due to delays in confirmation of the Plan, and the resolution of Claims, uncertainties concerning the Nova Hut mini-mill project and other factors, the amount of cash available for distribution under the Plan may be less than previously anticipated.


Item 7.a   Quantitative and Qualitative Information about Market Risk

     See "Market Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data appear on pages F-1 through F-43 and S-1 through S-2 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The Board of Directors currently consists of the following three directors. All directors' terms expire at the next succeeding annual meeting of stockholders.

     Jon B. Bennett, 44, Director of Kaiser Holdings, has been a Director of Information Management at Devens Reserve Forces Training Area, a Department of the Army installation, since 1998. Mr. Bennett was Systems Administrator and Analyst at the then Fort Devens from 1995 to 1997, and was the senior Budget
Analyst at Fort Devens from 1990 to 1995.   Mr. Bennett graduated from Bucknell
University (B.A.). Entities managed by Bennett Management Corporation, which is controlled by Mr. Bennett's brother, James Bennett, is expected to be a significant holder of the New Preferred Stock and New Common Stock to be issued by Kaiser Holdings, as a result of being a significant holder of the Old Subordinated Notes of Old Kaiser.

     John V. Koerber, 47, Director of Kaiser Holdings, has been a research analyst since 1996 of various mutual funds focused on high yield securities and offered by The Dreyfus Corporation and its affiliated companies. Mr. Koerber served as Chairman of the Official Unsecured Creditors Committee in the Old Kaiser bankruptcy proceedings. Mr. Koerber also has been the Chairman and Chief Executive Officer of Nu-Med, Inc. since 1994. From 1990 to 1996, Mr. Koerber was an independent consultant in the area of high yield, distressed and bankrupt debt securities. Mr. Koerber graduated from Yale University (A.B.) and Columbia University (M.B.A.). Mutual funds managed by The Dreyfus Corporation are collectively expected to be a significant holder of the New Preferred Stock and New Common Stock to be issued by Kaiser Holdings, as a result of being a significant holder of the Old Subordinated Notes of Old Kaiser.

     James J. Maiwurm, 52, Chairman of the Board of Directors of Kaiser Holdings, has been a partner of Squire, Sanders & Dempsey L.L.P., Washington, D.C. since February 24, 2001. He was President and Chief Executive Officer of Old Kaiser from April 19, 1999 until the effective date of the Plan, and served as Chairman of the Board of Directors of Old Kaiser from June 1999 until such effective date. Mr. Maiwurm serves on the Board of Managers of Kaiser-Hill. From August 1998 until elected as Old Kaiser's President and Chief Executive Officer, Mr. Maiwurm was a partner of Squire, Sanders & Dempsey L.L.P., Washington, D.C., and from 1990 to 1998 was a partner of Crowell & Moring LLP, Washington, D.C. Both law firms have served as counsel to Old Kaiser and continue to serve as counsel to Kaiser Holdings. Mr. Maiwurm is a member of the Board of Trustees of Davis Memorial Goodwill Industries, Washington, D.C., a non-profit entity, and the Boards of Directors of Workflow Management, Inc., an integrated graphic arts company providing documents, envelopes and commercial printing to businesses in North American, the stock of which is traded on the NASDAQ National Market System, and Cortez III Service Corporation, a privately-held government services provider. Mr. Maiwurm graduated from the College of Wooster (B.A.) and the University of Michigan (J.D.). It is not expected that Mr. Maiwurm will own any shares of New Preferred Stock or New Common Stock of Kaiser Holdings.

Executive Officers

     John T. Grigsby Jr., 60, has been President and Chief Executive Officer of Kaiser Holdings since December 18, 2000, the effective date of Old Kaiser's Plan. Mr. Grigsby is the President of John Grigsby and Associates, Inc., a firm which he founded in June 1984 to provide consulting assistance to financially distressed and reorganizing companies. Mr. Grigsby has served as the Trustee for the Auto Works Creditors' Trust and has served as chief executive officer of a number of financially distressed companies including Super Shops, Inc., Auto Parts Club, Reddi Brake, Rose Auto Stores-Florida, Inc. as well as for a number of Chapter 11 debtors, including Pro Set, Inc., Lomas Financial corporation and Thomson McKinnon Securities, Inc.

     Marijo L. Ahlgrimm, 40, is Executive Vice President and Chief Financial Officer. Prior to becoming Executive Vice President and Chief Financial Officer upon the effectiveness of Old Kaiser's Plan, Ms. Ahlgrimm served as Senior Vice President and Corporate Controller of the predecessor Kaiser entities since December, 1997. From 1993 to 1997, Ms. Ahlgrimm was Vice President and Controller of an information technology service provider that was subsequently acquired by TRW in December, 1997. Ms. Ahlgrimm was a manager with PricewaterhouseCoopers LLP from 1985 to 1993. Ms. Ahlgrimm graduated from the University of Wisconsin-Madison (B.B.A.).

Item 11. Executive Compensation

     The following table shows the compensation received by each person who served as the Chief Executive Officer of Old Kaiser or Kaiser Holdings during 2000, the other most highly compensated executive officer of the Company who was serving as of December 31, 2000 and two other most highly compensated executive officers who were no longer serving the Company as of December 31, 2000 for the three years ended December 31, 2000, 1999 and 1998.

                          SUMMARY COMPENSATION TABLE

                                                                                                (e)
                                                                                                ---
                     (a)                                                                     Securities                 (f)
                     ---                                                                     ----------                 ---
           Name, Principal Position,                      (c)               (d)              Underlying               All Other
           -------------------------                      ---               ---              ----------               ---------
         And Period Ended December 31,                   Salary            Bonus              Options                Compensation
         -----------------------------                   ------            -----              -------                ------------
                                                          ($)              ($)(a)              (#)(a)
                                                          ---              ------              ------
John T. Grigsby, Jr., current President and
      Chief Executive Officer (b)
         2000.....................................      $ 67,693                 0                      0              $  1,354

James J. Maiwurm, Chairman, former President and
      Chief Executive Officer (c)
         2000.....................................      $375,003          $ 90,000                      0              $747,550
         1999.....................................      $252,406          $250,296                      0              $  2,548

S. Robert Cochran, former Executive Vice
President(d)
         2000.....................................      $195,530          $ 25,000                      0              $532,896
         1999.....................................      $245,583          $151,973                      0              $ 13,364
         1998.....................................      $200,013          $25 ,000         50,000 options              $ 13,384

Timothy P. O'Connor, former Executive Vice
 President and Chief Financial Officer (e)
         2000.....................................      $238,000          $ 55,000                      0              $532,546
         1999.....................................      $238,848          $344,298                      0              $ 12,741
         1998.....................................      $200,013          $ 58,000         60,000 options              $  9,995

Marijo L. Ahlgrimm, Executive Vice President
and Chief Financial Officer (f)
         2000.....................................      $173,984          $      0                      0              $173,756
         1999.....................................      $163,229          $ 88,322                      0              $  9,016
         1998.....................................      $115,003          $      0                      0              $  2,212

_______________________
(a) Cash bonuses are reported for the year of service for which the cash bonus was earned, even if pre-paid or paid in a subsequent year. Options are reported for the year of service for which the stock and/or options were earned, even if the grant date falls in a subsequent fiscal year. All unexercised stock options that were outstanding as of December 18, 2000 were cancelled. None of the stock options reported in the table were exercised by the recipients.
(b) For a description of the terms of an employment agreement entered into between Mr. Grigsby and the Company, refer to the discussion under "Certain Relationships and Related Transactions- Current Executive Officers" on page 33 of this Report.
(c) For a description of the terms of the employment agreement, dated June 1, 1999, between Mr. Maiwurm and Old Kaiser, refer to the discussion under "Certain Relationships and Related Transactions- Current Directors" on page 32 of this Report. The amounts shown under "All Other Compensation" for Mr. Maiwurm comprise the following:

     2000                   $  2,654       Company match under the Company's Section 401(k) Plan
                            $  9,896       Company Retirement Plan Contribution for 1999 made in September 2000
                            $735,000       Severance payment made in accordance with agreement approved by the Bankruptcy Court.
                                           Paid in January 2001.
     1999                   $  2,548       Company match under the Company's Section 401(k) Plan

(d) For a description of the terms of the employment agreement, dated June 1, 1999, between Mr. Cochran and Old Kaiser, refer to the discussion under "Certain Relationships and Related Transactions- Former Executive Officers" on page 33 of this Report. The amounts shown under "All Other Compensation" for Mr. Cochran comprise the following:

     2000                   $  3,000       Company match under the Company's Section 401(k) Plan
                            $  9,896       Company Retirement Plan Contribution for 1999 made in September 2000
                            $520,000       Severance payment made in accordance with agreement approved by the Bankruptcy Court
     1999                   $  3,200       Company match under the Company's Section 401(k) Plan
                            $ 10,164       Company Retirement Plan Contribution for 1998 made in September 1999
     1998                   $  3,200       Company match under the Company's Section 401(k) Plan
                            $ 10,184       Company Retirement Plan Contribution for 1997 made in September 1998

(e) For a description of the terms of the employment agreement, dated June 1, 1999, between Mr. O'Connor and Old Kaiser, refer to the discussion under "Certain Relationships and Related Transactions- Former Executive Officers" on page 34 of this Report. The amounts shown under "All Other Compensation" for Mr. O'Connor comprise the following:

     2000                   $  2,650       Company match under the Company's Section 401(k) Plan
                            $  9,896       Company Retirement Plan Contribution for 1999 made in September 2000
                            $520,000       Severance payment made in accordance with agreement approved by the Bankruptcy Court
     1999                   $  2,577       Company match under the Company's Section 401(k) Plan
                            $ 10,164       Company Retirement Plan Contribution for 1998 made in September 1999
     1998                   $  2,500       Company match under the Company's Section 401(k) Plan
                            $  7,495       Company Retirement Plan Contribution for 1997 made in September 1998

(f) For a description of the terms of the employment agreements between Ms. Ahlgrimm and Old Kaiser, refer to the discussion under "Certain Relationships and Related Transactions - Current Executive Officers" on page 33 of this Report. The amounts shown under "All Other Compensation" for Ms. Ahlgrimm comprise the following:

     2000                   $  2,660       Company match under the Company's Section 401(k) Plan
                            $  9,896       Company Retirement Plan Contribution for 1999 made in September 2000
                            $161,200       Severance payment made in accordance with bankruptcy proceedings
     1999                   $  2,552       Company match under the Company's Section 401(k) Plan
                            $  6,464       Company Retirement Plan Contribution for 1998 made in September 1999
     1998                   $  2,212       Company match under the Company's Section 401(k) Plan

Option Grants in 2000 and Aggregated Option Exercises in 2000 and December 31, 2000 Option Values

     There were no option grants to any of the named executive officers identified in the Summary Compensation Table on Page 30 of this Report during the year ended December 31, 2000. There were no exercises of outstanding stock options held by any of the named executive officers identified in the Summary Compensation Table on page 30 of this Report prior to December 18, 2000, upon which date any unexercised stock options were cancelled pursuant to Old Kaiser's bankruptcy Plan. There were no unexercised stock options outstanding for stock of the Company as of December 31, 2000.

Employment Contracts and Termination of Employment Arrangements

     In connection with their employment with Old Kaiser or the Company during the year ended December 31, 2000, all of the executive officers named in the Summary Compensation Table have or had employment contracts. These arrangements are described under "Certain Relationships and Related Transactions" on pages 32-34 of this Report.

Compensation of Non-employee Directors

     Directors who are not employees of the Company ("Non-employee Directors") are paid $1,000 for attendance at each meeting of the Board of Directors; they are paid $1,000 for attendance at each meeting of a committee of the Board of Directors of which the Director is a member. In addition, each Non-employee Director receives an annual retainer of $18,000, payable in advance in quarterly installments, and is reimbursed for expenses incurred in connection with Board service. Directors who are employees of the Company are not compensated separately for their service as directors.

Compensation and Human Resources Committee

     The Compensation and Human Resources Committee of the Board of Directors of Old Kaiser during 2000 was comprised of Hazel O'Leary, Chairperson, Thomas Jorling and James Rhodes, none of whom were employees of Old Kaiser. The compensation reported for executive officers of Old Kaiser and Kaiser Holdings during 2000 was determined in accordance with applicable employment agreements entered into with such executive officers and is described under "Certain Relationships and Related Transactions" on pages 32-34 of this Report.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     A person is deemed to be a beneficial owner of the Company's equity securities if that person has voting and/or investment power with respect to such equity securities or has the right to acquire such equity securities within 60 days.

     As discussed above under Item 1. Business--"Additional Provisions of the Plan of Reorganization and the Status of the Claims Resolution Process and Plan Distributions" on page 5 of this Report, under Old Kaiser's bankruptcy Plan, holders of Allowed Class 4 Claims, including holders of Old Subordinated Notes, will receive a combination of cash, New Preferred Stock and New Common Stock, and holders of Allowed Class 5 Equity Interests, including holders of Old Common Stock, will receive New Common Stock. However, as also discussed, there currently are substantial uncertainties as to the amount of Class 4 Claims that ultimately will be determined to be Allowed Class 4 Claims and as to the amount of cash available for distribution under the Plan (which reduces the number of shares of New Preferred Stock to be distributed). These uncertainties are affected by matters outside of the control of Kaiser Holdings, and it is not possible to accurately predict the number of shares of New Preferred Stock or New Common Stock that will be issued by Kaiser Holdings in accordance with Old Kaiser's bankruptcy Plan, either initially or ultimately. In addition, shares of New Preferred Stock and New Common Stock will be initially distributed under the bankruptcy Plan to holders of Allowed Claims and Allowed Equity Interests as of the initial distribution date, which is anticipated to be April 17, 2001. Accordingly, it is not possible to set forth accurate information regarding the beneficial ownership of equity securities of Kaiser Holdings as of a recent date.

     However, based upon information currently known to Kaiser Holdings, the following information is presented regarding the potential beneficial ownership of Kaiser Holdings' equity securities following the Initial Distribution Date. As of March 15, 2001, the total amount of Allowed Claims was approximately $140,000,000, predominantly consisting of $125,000,000 principal amount of Old Subordinated Notes plus accrued interest on such Old Subordinated Notes from January 1 through June 9, 2000 of $7,186,000. Kaiser Holdings currently estimates that upon the completion of the resolution of all presented claims, the aggregate amount of Allowed Class 4 Claims will be approximately $150.0 million. On the date Old Kaiser filed its bankruptcy petition, the largest holders of the Old Subordinated Notes were:

  . Mutual funds managed by The Dreyfus Corporation (Mr. Koerber, a director of Kaiser Holdings, is a research analyst for various mutual funds offered by The Dreyfus Corporation.)
  . Entities managed by Bennett Management Corporation (Mr. Bennett, a director of Kaiser Holdings, is the brother of the owner of Bennett Management Corporation.)

The Company does not know whether these organizations continue to hold the Old Subordinated Notes they held at the time Old Kaiser filed its bankruptcy petition or whether there currently are holders of Old Subordinated Notes or others with Allowed Claims exceeding the holdings of the identified organizations.

     As discussed above under Item 1. Business - "Additional Provisions of the Plan of Reorganization and the Status of the Claims Resolution Process and Plan Distributions" on page 5 of this Report, under Old Kaiser's Plan of Reorganization, holders of shares of Old Common Stock and other Equity Interests will receive shares of New Common Stock equal to 17.65% of the number of shares of New Common Stock issued to holders of Allowed Class 4 Claims. Since the number of shares of New Common Stock to be issued to holders of Allowed Class 4 Claims currently cannot be determined, neither can the number of shares of New Common Stock to be issued to holders of Old Common Stock. However, the provisions of Old Kaiser's Plan of Reorganization will result in significant dilution for holders of Old Common Stock, who will receive only one share of New Common Stock for approximately each 88 shares of Old Common Stock, and who will in the aggregate own only 15% of the total number of shares of New Common Stock to be issued pursuant to Old Kaiser's bankruptcy Plan. Accordingly, it is not anticipated that any holder of Old Common Stock will own a significant number of shares of New Common Stock. As of March 15, 2001, none of the current directors or executive officers of Kaiser Holdings beneficially owned any shares of Old Common Stock so as to entitle him or her to shares of New Common Stock pursuant to Old Kaiser's bankruptcy Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

     The U.S. Securities and Exchange Commission (SEC) requires public companies to tell their shareholders when certain persons fail to report their transactions in the company's equity securities to the SEC on a timely basis. Based upon a review of SEC Forms 3, 4, and 5, and based on representations that no Forms 3, 4, and 5 other than those already filed were required to be filed, the Company believes that all Section 16(a) filing requirements applicable to officers, directors and beneficial owners of more than 10% of the equity securities of Old Kaiser and Kaiser Holdings were timely met during the year ended December 31, 2000.

Item 13.   Certain Relationships and Related Transactions

Current Directors

     James J. Maiwurm. Old Kaiser entered into an employment agreement with Mr. Maiwurm for his services as President and Chief Executive Officer of Old Kaiser originally for the period June 1, 1999 through June 30, 2001. In addition to delineating Mr. Maiwurm's areas of responsibility, the agreement provided for a base annual salary of $375,000 through June 30, 2000, thereafter subject to increase as determined by the Compensation & Human Resources Committee. The agreement also provided for retention bonuses of $90,000 and $90,000, payable upon the execution of the employment agreement and on May 1, 2000, respectively, as well as incentive bonus arrangements for amounts not to exceed $387,500 (representing a bonus opportunity equal to 50% of the executive's initial annual base salary that was contingent on satisfaction of operational objectives and a special bonus opportunity of $200,000 that was contingent on satisfaction of Old Kaiser's recapitalization objectives) payable at the time and contingent upon the extent to which the corporation achieved specified objectives. Either party was able to terminate the agreement upon thirty (30) days' prior written notice. In the event that the agreement was terminated without "cause" by Old Kaiser or by Mr. Maiwurm with "good reason" (as such terms were defined in the agreement), Mr. Maiwurm was entitled to receive a severance payment equal to two times his annual base salary in effect at the time of such termination. Additionally, in the event that Mr.

Maiwurm were to terminate the agreement without "good reason" within twelve months after a "Change in Control", Mr. Maiwurm was entitled to receive a severance payment equal to annual base salary.

     Mr. Maiwurm ceased holding the position of President and Chief Executive Officer on December 18, 2000, the effective date of Old Kaiser's bankruptcy Plan. In exchange for Mr. Maiwurm's agreement to remain with Old Kaiser throughout the duration of bankruptcy proceeding, and in accordance with arrangements approved by the Bankruptcy Court and Mr. Maiwurm's agreement to remain with the Company for a transition period, Mr. Maiwurm was paid the first severance payment described above in January 2001. Mr. Maiwurm remained employed by the Company through February 9, 2001.

Current Executive Officers

     John T. Grigsby. The Company entered into an employment agreement with Mr. Grigsby for his services as President and Chief Executive Officer of Kaiser Holdings commencing on the effective date of Old Kaiser's bankruptcy Plan, December 18, 2000. The length of employment will be for an "evergreen" period of twelve months, such that the remaining term of the agreement shall at all times be twelve months. In addition to delineating Mr. Grigsby's areas of responsibility, the agreement provides for a base annual salary of $400,000, subject to adjustment from time to time throughout its duration. Either party may terminate the agreement, with or without "cause" or "good reason" upon sixty
(60) days' prior written notice.

     Marijo L. Ahlgrimm. The Company entered into an employment agreement with Ms. Ahlgrimm for her services as Chief Financial Officer of Kaiser Holdings for the period December 18, 2000 through March 31, 2001, with the possibility for extension thereafter. In addition to delineating Ms. Ahlgrimm's areas of responsibility, the agreement provides for a base annual salary of $225,000 and a retention bonus of $25,000 payable March 31, 2001. Either party may terminate the agreement, with or without "cause" or "good reason". upon thirty (30) days' prior written notice. In the event that the agreement is terminated without "cause" by the Company or by Ms. Ahlgrimm with "good reason" (as such terms are defined in the agreement), Ms. Ahlgrimm is entitled to receive a severance payment equal to the $25,000 retention bonus.

     Old Kaiser previously had entered into an employment agreement with Ms. Ahlgrimm for her services as Controller of Old Kaiser for the period June 1, 1999 through December 31, 2000. In addition to delineating Ms. Ahlgrimm's areas of responsibility, the agreement provided for a base annual salary of $150,000 through June 30, 2000, thereafter subject to increase as determined by the Compensation & Human Resources Committee. In addition to eligibility under Old Kaiser's employee benefit plans, the agreement also provided for a retention
bonus of $35,000 payable upon signing.   Either party was able to terminate the
agreement upon thirty (30) days' prior written notice. In the event that the agreement was terminated without "cause" by Old Kaiser or by Ms. Ahlgrimm with "good reason" (as such terms are defined in the agreement), Ms. Ahlgrimm was entitled to receive a severance payment equal to her annual base salary in effect of such termination.

     In exchange for Ms. Ahlgrimm's agreement to remain with Old Kaiser throughout the duration of its bankruptcy proceeding, and in accordance with arrangements approved by the Bankruptcy Court, Ms. Ahlgrimm was paid the severance payment described above in December 2000.

Former Executive Officers

     S. Robert Cochran. Old Kaiser entered into an employment agreement with Mr. Cochran for his services as President, North America, of Old Kaiser for the period June 1, 1999 through June 30, 2001. In addition to delineating Mr. Cochran's areas of responsibility and reporting lines, the agreement provided for a base annual salary of $260,000 through June 30, 2000, thereafter subject to increase as determined by the Compensation & Human Resources Committee. In addition to eligibility under Old Kaiser's employee benefit plans, the agreement also provided for retention bonuses of $50,000 and $25,000 payable upon the execution of the employment agreement and on May 1, 2000, respectively, as well as incentive bonus arrangements for amounts not to exceed $130,000 (representing a bonus opportunity equal to 50% of the executive's initial annual base salary that was contingent on satisfaction of operational objectives). Either party could have terminated the agreement upon thirty (30) days' prior written notice. In the event that the agreement was terminated without "cause" by Old Kaiser or by Mr. Cochran with "good reason" (as such terms were defined in the agreement), Mr. Cochran was entitled to receive a severance payment equal to two times his annual base salary in effect at the time of such termination.

     Mr. Cochran resigned his full-time position of Executive Vice President on September 1, 2000, soon after Old Kaiser's completion of the sale of its remaining engineering operations. In exchange for Mr. Cochran's agreement to assist Old Kaiser throughout the duration of its bankruptcy proceedings, and in accordance with arrangements approved by the Bankruptcy Court, Mr. Cochran was paid the severance payment described above in September 2000 and remained a variable part-time employee until December 31, 2000.

     Timothy P. O'Connor. Old Kaiser entered into an employment agreement with Mr. O'Connor for his services as Chief Financial Officer of Old Kaiser for the period June 1, 1999 through December 31, 2000. In addition to delineating Mr. O'Connor's areas of responsibility, the agreement provided for a base annual salary of $260,000 through June 30, 2000, thereafter subject to increase as determined by the Compensation & Human Resources Committee. In addition to eligibility under Old Kaiser's employee benefit plans, the agreement also provided for retention bonuses of $75,000 and $55,000, payable upon the execution of the employment agreement and on May 1, 2000, respectively, as well as incentive bonus arrangements for amounts not to exceed $330,000 (representing a bonus opportunity equal to 50% of the executive's initial annual base salary that was contingent on satisfaction of operational objectives and a special bonus opportunity of $200,000 that was contingent on satisfaction of Old Kaiser's recapitalization objectives) payable at the time and contingent upon the extent to which the corporation achieved specified objectives. Either party could have terminated the agreement upon thirty (30) days' prior written notice. In the event that the agreement was terminated without "cause" by Old Kaiser or by Mr. O'Connor with "good reason" (as such terms were defined in the agreement), Mr. O'Connor was entitled to receive a severance payment equal to two times his annual base salary in effect of such termination.

     Mr. O'Connor resigned his full-time position as Chief Financial Officer on October 1, 2000. In exchange for Mr. O'Connor's agreement to assist Old Kaiser throughout the duration of its bankruptcy proceedings, and in accordance with arrangements approved by the Bankruptcy court, Mr. O'Connor was paid the severance payment described above in October 2000 and remained a variable part-time employee through December 31, 2000.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a) Documents filed as part of this Report

1. Consolidated Financial Statements of Kaiser Group International, Inc. and Subsidiaries

                                                                                                                Page
                                                                                                              ------
   a.      Report of Independent Accountants................................................................   F-1
   b.      Consolidated Balance Sheets as of
           December 31, 2000 and December 31, 1999..........................................................   F-2
   c.      Consolidated Statements of Operations for the years ended December 31, 2000,
             1999 and 1998..................................................................................   F-3
   d.      Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income
             (Loss) for the years ended December 31, 2000, 1999 and 1998....................................   F-4
   e.      Consolidated Statements of Cash Flows for the years ended December 31, 2000,
             1999 and 1998..................................................................................   F-5
   f.      Notes to Consolidated Financial Statements.......................................................   F-6 - F-30

2. Supplemental Schedule Relating to the Consolidated Financial Statements of Kaiser Group International,
    Inc. and Subsidiaries for the years ended December 31, 2000, 1999 and 1998.

   a.      Financial Statements of Kaiser-Hill Company LLC as of December 31, 2000
           and 1999 and for the three years ended December 31, 2000.........................................   F-31 - F-41

   b.      (i)    Report of Independent Accounts..............................................                S-1
           (ii)   Schedule II: Valuation and Qualifying Accounts..............................                S-2

     All Schedules except the ones listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.


(b) Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

Exhibit No. 2--Plan of Acquisition, reorganization, arrangement, liquidation or
-------------------------------------------------------------------------------
succession
----------

2(a) Amended Plan of Reorganization (Incorporated by reference to Exhibit 2 to Registration Statement on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

Exhibit No. 3--Articles of Incorporation and By-laws of the Registrant
----------------------------------------------------------------------

3(a) Articles of Incorporation of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 3(i) to Registration Statement on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

3(b)  By-laws of Kaiser Group Holdings, Inc. (Incorporated by reference to
Exhibit 3(ii) to Registration Statement on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

Exhibit No. 4--Instruments Defining the Rights of Security Holders, including
-----------------------------------------------------------------------------
Indentures
----------

4(a) Form of Certificate of Designation regarding Series 1 Redeemable Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 2 on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14,
2000)

4(b) Form of Put Agreement relating to preferred stock of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 4 on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

Exhibit No. 10 -- Material Contracts
------------------------------------

10(a)  Intentionally Omitted.

10(b) Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996). (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on April 17, 2000)

     1. Amendment No. 1 with the effective date of January 1, 1998 (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on April 17, 2000)

     2. Amendment No. 2 with the effective date of January 1, 1996 (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on April 17, 2000)

     3. Amendment No. 3 dated April 19, 1999. (Incorporated by reference to Exhibit No. 10(b)(3) to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on April 17, 2000)

     4. Amendment No. 4 dated June 25, 1999. (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on April 17, 2000)

10(c) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30,
1995)

10(d) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

     1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

     2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

     3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 Registration No. 333-19519 filed with the Commission on January 10, 1997)

     4. Amendment No. 4 dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on April 17, 2000)

     5. Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on April 17, 2000)

     6. Amendment No. 6 dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on April 17, 2000)

     7.  Amendment No. 7 dated April 13, 2000 (Incorporated by reference to
Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

     8.  Amendment No. 8 dated June 8, 2000 (Incorporated by reference to
Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6,
2000)

10(e) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 Registration No. 33-64655 filed with the Commission on November 30, 1995)

10(f) Consolidated, Amended and Restated Deed of Lease Agreement between HMCE Associates Limited Partnership R.L.L.P. (as Landlord) and ICF Kaiser Hunters Branch Leasing, Inc. (as Tenant), dated November 12, 1997, for the lease of the Registrant's headquarters in Fairfax, Virginia known as Hunters Branch--Phase I (Incorporated by reference to Exhibit No. 10(g) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

     1. Consolidated, Amended and Restated Deed of Lease Agreement between HMCE Associates Limited Partnership R.L.L.P. (as Landlord) and ICF Kaiser Hunters Branch Leasing, Inc. (as Tenant), dated October 28, 2000, for the lease of the Registrant's headquarters in Fairfax, Virginia known as Hunters Branch-- Phase I (Incorporated by reference to Exhibit No. 10(g) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

10(g) Consolidated, Amended and Restated Deed of Lease Agreement between HMCE Associates Limited Partnership R.L.L.P. (as Landlord) and ICF Kaiser Hunters Branch Leasing, Inc. (as Tenant), dated November 12, 1997, for the lease of space in the building adjacent to the Registrant's headquarters in Fairfax, Virginia known as Hunters Branch--Phase II (Incorporated by reference to Exhibit No. 10(h) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

     1. Consolidated, Amended and Restated Deed of Lease Agreement between HMCE Associates Limited Partnership R.L.L.P. (as Landlord) and ICF Kaiser Hunters Branch Leasing, Inc. (as Tenant), dated October 28, 2000, for the lease of space in the building adjacent to the Registrant's headquarters in Fairfax, Virginia known as Hunters Branch--Phase II (Incorporated by reference to Exhibit No. 10(h) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

10(h) Contribution Agreement by and among HMCE Associates Limited Partnership R.L.L.P.; ICF Kaiser Hunters Branch Leasing, Inc.; and IFA Nutley Partners, LLC dated November 3, 1997 (Incorporated by reference to Exhibit No. 10(i) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

* 10(i) Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001.

10(j) ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated through March 1, 1996) (Incorporated by reference to Exhibit No. 10(j) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

10(k) Contract (#DE-AC3495RF00825) between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated as of April 4, 1995. [IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT NO. 10(k) WAS FILED IN PAPER ON MAY 23, 1995, ON FORM SE PURSUANT TO A CONTINUING HARDSHIP EXEMPTION is incorporated herein by reference thereto]

     1. Modifications 1 to 40 to Contract #DE-AC3495RF00825 (Incorporated by reference to Exhibit No. 10(p)(l) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

     2. Modifications 42 to 46 to Contract #DE-AC3495RF00825 (Modification 41 not received) (Incorporated by reference to Exhibit No. 10(p)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 25, 1997)

     3. Modifications 47 to 81 to Contract #DE-AC3495RF00825 (Modifications 72 and 78 not received) (Incorporated by reference to Exhibit No. 10(j)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 15, 1999)

10(l) Contract between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on April 17, 2000)

10(m) ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

     1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

     2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

     3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registration No. 333-19519) filed with the Commission on January 10, 1997)

     4. Amendment No. 4 dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on April 17, 2000)

     5. Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on April 17, 2000)

     6.   Amendment No. 6 dated April 13, 2000 (Incorporated by reference to
Exhibit 10(k)(6) on Form 8-K (Registration No. 1-12248) filed with the Commission on May 2, 2000)

    * 7.  Amendment dated January 1, 2001.

10(n) Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registration No. 33-51460) filed with the Commission on August 31,
1992)

10(o) Asset Purchase Agreement between The IT Group, Inc. and ICF Kaiser International, Inc. dated March 9, 1999 (Incorporated by reference to Exhibit C to Registration Statement on Form 8-K (Registration No. 1- 12248) filed with the Commission on April 23, 1999)

10(p) Recapitalization Agreement among ICF Kaiser International, Inc., ICF Consulting Group Holdings, LLC and Clement International Corporation dated May 21, 1999 (Incorporated by reference to Exhibit C to Registration Statement on Form 8-K (Registration No. 1-12248) filed with the Commission on July 15, 1999)

10(q) Master Transaction Agreement between Tyco Group S.a.r.l. and Kaiser Group International, Inc. dated June 9, 2000 (Incorporated by reference to Exhibit 10(p) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

     1. Amendment No. 1 to the Master Transaction Agreement between Tyco Group S.a.r.l. and Kaiser Group International, Inc. dated June 9, 2000 (Incorporated by reference to Exhibit 10(p)(1) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

10(r) Master Transaction Agreement between Hatch Associates, Inc. and Kaiser Group International, Inc. dated July 6, 2000 (Incorporated by reference to
Exhibit 10(q) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

Exhibit No. 10--Material Contracts (management contracts, compensatory plans, or
--------------------------------------------------------------------------------
arrangements.)
--------------

10(aa) ICF Kaiser International, Inc. Non-employee Director Stock Option Plan (as amended and restated as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(bb) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

10(bb) ICF Kaiser International, Inc. Senior Executive Officers Severance Plan as approved by the Compensation Committee of the Board of Directors on April 4, 1994, and adopted by the Board of Directors on May 5, 1994, as further amended through May 1, 1997 (Incorporated by reference to Exhibit No. 10(ee) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on March 25, 1997)

10(cc) ICF Kaiser International, Inc. Consultants, Agents and Part-Time Employees Stock Plan dated as of June 23, 1995 (Incorporated by reference to Exhibit No. 99 to Registration Statement on Form S-8 Registration No. 33-60665 filed with the Commission on June 28, 1995)

10(dd) ICF Kaiser International, Inc. Stock Incentive Plan (as amended and restated through March 1, 1996) (Incorporated by reference to Exhibit No. 10 (j) to Registration Statement on Form S-1 Registration No. 333-16937 filed with the Commission on November 27, 1996)

10(ee) Letter Agreement with Cowen Incorporated and Jarrod M. Cohen, dated as of March 13, 1998 (Incorporated by reference to Exhibit No. 10(ll) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal year 1997 filed with the Commission on March 31, 1998) (Incorporated by reference to Exhibit No. 10(mm) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on March 25, 1997)

10(ff) ICF Kaiser International, Inc. Non-employee Directors Compensation and Phantom Stock Plan as adopted by the Board of Directors on February 28, 1997, with an effective date of March 1, 1997 (Incorporated by reference to Exhibit No. 10(mm) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on April 15, 1999)

10(gg) Letter Agreement with Tennenbaum & Co., L.L.C. and Michael E. Tennenbaum, dated as of March 13, 1998 (Incorporated by reference to Exhibit No. 10(nn) to Annual Report on Form 10-K (Registrant No. 1- 12248) for fiscal year 1997 filed with the Commission on March 31, 1998)

10(hh) Employment Agreement with James J. Maiwurm, President and Chief Executive Officer of the Registrant, effective as of June 1, 1999 (Incorporated by reference to Exhibit No. 10(oo)(2) to Registration Statement on Form S-4 (Registrant No. 333-82643) filed with the Commission on July 9, 1999)

10(ii) Employment Agreement with S. Robert Cochran, Executive Vice President and President, North America of the Registrant, effective as of June 1, 1999 (Incorporated by reference to Exhibit No. 10(qq) to Registration Statement on Form S-4 (Registrant No. 333-82643) filed with the Commission on July 9, 1999)

10(jj) Employment Agreement with Timothy P. O'Connor, Executive Vice President and Chief Financial Officer of the Registrant, effective as of June 1, 1999 (Incorporated by reference to Exhibit No. 10(rr) to Registration Statement on Form S-4 (Registrant No. 333-82643) filed with the Commission on July 9, 1999)

10(kk) Employment Agreement with Richard A. Leupen, Executive Vice President and President, International of the Registrant, effective as of June 1, 1999 (Incorporated by reference to Exhibit No. 10(ss) to Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 (Registrant No. 333-82643) filed with the Commission on September 3, 1999)

* 10(ll)  Employment Agreement between Kaiser Group International, Inc. and John
T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 19, 2000.

* 10(mm) Employment Agreement between Kaiser Group International, Inc. and Marijo L. Ahlgrimm, Executive Vice President, Chief Financial Officer, Secretary and Assistant Treasurer, effective as of December 19, 2000.


*  Exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No. 21--Consolidated Subsidiaries of the Registrant as of March 1, 2001
-------------------------------------------------------------------------------

(c) Reports on Form 8-K

     On January 3, 2000, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that, based on continuing discussions with representatives of its noteholders concerning the means by which an acceptable credit facility might be obtained and a modified restructuring of its debt completed, it is making the interest payment due December 31, 1999 on the Company's senior and senior subordinated notes.

     On January 27, 2000, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that Kaiser-Hill Company, LLC signed a closure contract for the Rocky Flats Environmental Technology Site. Kaiser-Hill is a joint venture owned equally by Kaiser Group International, Inc. and CH2M Hill Companies Ltd.

     On March 6, 2000, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that the New York Stock Exchange, Inc. was suspending trading of the Company's common stock and that trading would be moved to the National Association of Securities Dealers' OTC Bulletin Board Service.

     On May 2, 2000, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company filed Amendment no. 6 to its Section 401(k) Plan dated March 1, 1989 and Amendment no. 7 to its Retirement Plan dated August 1, 1971.

     On June 14, 2000, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed the sales of its engineering operating units; such sales and a restructuring of the Company's debt were to be completed through a voluntary "pre-packaged" Chapter 11 reorganization filed on June 9, 2000 in The United States Bankruptcy Court for the District of Delaware. The Company also filed a summary of the terms of the proposed restructuring of the outstanding $125 million Senior Subordinated Notes due 2003.

     On July 31, 2000, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that it had completed the sale of its infrastructure and facilities business unit to Earth Tech Holdings, Inc., a unit of Tyco International, Ltd.

     On August 28, 2000, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that it had completed the sale of its metals, mining and industry business unit to The Hatch Group of Canada.

     On November 21, 2000, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that its subsidiary, Kaiser Government Programs, Inc., had completed an exchange offer for put rights to recordholders, as of August 14, 2000, of Kaiser Group International, Inc.'s senior subordinated notes due 2003.

     On December 12, 2000, the Company filed a Current Report on Form 8-K. Pursuant to Item 2 of its Report, the Company disclosed the proforma financial statements for the sale of the majority of its Engineering Operations during the quarter ended September 30, 2000.

     On December 14, 2000, the Company filed a Current Report on Form 8-K. Pursuant to Items 1 and 3 of its Report, the Company disclosed a description of the confirmation and effective date of the Second Amended Plan of Reorganization of Kaiser Group International, Inc. and certain of its subsidiaries. The effectiveness of the Plan of Reorganization resulted in a change of control of Kaiser Group International, Inc., which will become 100% owned by Kaiser Group Holdings, Inc., a newly formed Delaware corporation. Kaiser Group Holdings, Inc. will be deemed to be a "successor issuer" to Kaiser Group International, Inc. by virtue of Rule 12g-3(a) under the Securities Exchange Act of 1934. Kaiser Group Holdings, Inc. will distribute cash, New Preferred stock and New Common Stock to holders of certain allowed claims and equity interests in Kaiser Group International, Inc.'s bankruptcy proceedings, including owners of common stock.

     On December 19, 2000, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed that its Plan of Reorganization, which was confirmed by Order of the United States Bankruptcy Court for the District of Delaware on December 5, 2000, became effective December 18, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Kaiser Group Holdings, Inc.
                                         (Registrant)


                                    By: /s/ John T. Grigsby, Jr.
                                        ---------------------------------
                                        John T. Grigsby, Jr.,
                                        President and Chief Executive Officer
Date:   March 30, 2001


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(1)  Principal executive officer

      /s/ John T. Grigsby, Jr.                          President and
        John T. Grigsby, Jr.                       Chief Executive Officer                    March 30, 2001
-------------------------------------------------------------------------------------------------------------

2) Principal financial and accounting officer

       /s/ Marijo L. Ahlgrimm
-------------------------------------
           Marijo L. Ahlgrimm                      Executive Vice President                   March 30,  2001
                                                   and Chief Financial Officer
(3)  Board of Directors


           /s/ Jon B. Bennett
               Jon B. Bennett                                  Director                       March 30,  2001


           /s/ John V. Koerber
               John V. Koerber                                 Director                       March 30, 2001


           /s/ James J. Maiwurm
               James J. Maiwurm                                Director                       March 30, 2001
---------------------------------------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and
  Shareholders of Kaiser Group Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a), present fairly, in all material respects, the financial position of Kaiser Group Holdings, Inc. (formerly Kaiser Group International, Inc.) and Subsidiaries at December 31, 2000 (Successor) and December 31, 1999 (Predecessor), and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on June 9, 2000, the Company filed a voluntary petition for relief, under Chapter 11 of Title 11 of the United States Code (Chapter 11), with the United States Bankruptcy Court for the District of Delaware. The Company's Plan of Reorganization (the Plan), as amended, became effective on December 18, 2000 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of the same date. At this time there remain significant uncertainties relating to the ultimate amount of claims that will be allowed pursuant to the Company's bankruptcy proceedings. In addition, there will be certain holders of the preferred stock to be issued pursuant to the Plan that will have priority redemption rights in the future.


PricewaterhouseCoopers LLP
March 27, 2001

                                                                      Page F - 1

                 KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                    ----------------------------
                                                                                     2000            1999
                                                                                    -------        --------
                                                                                       (In thousands, except
                                                                                           share amounts)
                                    ASSETS                                          Successor      Predecessor
                                                                                    ---------      -----------
Current Assets
Cash and cash equivalents.......................................................       $ 41,344  |    $  26,391
Restricted cash.................................................................         16,190  |       16,386
Contract receivables, net.......................................................          1,692  |      158,319
Prepaid expenses and other current assets.......................................          2,861  |        5,350
Net assets of discontinued operations...........................................         10,712  |           --
                                                                                       --------  |    ---------
          Total Current Assets..................................................         72,799  |      206,446
                                                                                       --------  |    ---------
Fixed Assets                                                                                     |
Furniture, equipment, and leaseholds............................................              5  |       14,224
Less depreciation and amortization..............................................             --  |      (11,403)
                                                                                       --------  |    ---------
                                                                                              5  |        2,821
                                                                                       --------  |    ---------
Other Assets                                                                                     |
Goodwill, net...................................................................             --  |       17,581
Investments in and advances to affiliates.......................................         26,692  |       10,040
Notes receivable................................................................          6,550  |        6,550
Capitalized software development costs..........................................             --  |        1,601
Other...........................................................................            122  |        8,524
                                                                                       --------  |    ---------
                                                                                         33,364  |       44,296
                                                                                       --------  |    ---------
          Total Assets..........................................................       $106,168  |    $ 253,563
                                                                                       ========  |    =========
                                                                                                 |
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                 |
                                                                                                 |
Current Liabilities                                                                              |
Accounts payable................................................................       $  2,367  |    $ 119,556
Accrued salaries and benefits...................................................          9,148  |       27,249
Other accrued expenses..........................................................          6,848  |       26,921
Deferred revenue................................................................             --  |        9,015
Income taxes payable............................................................            305  |        6,597
                                                                                       --------  |    ---------
          Total Current Liabilities.............................................         18,668  |      189,338
                                                                                                 |
Long-term debt..................................................................             --  |      124,218
Other accrued expenses..........................................................             --  |        7,577
                                                                                       --------  |    ---------
          Total Liabilities.....................................................         18,668  |      321,133
                                                                                       --------  |    ---------
                                                                                                 |
Commitments and Contingencies                                                                    |
Minority Interest...............................................................             --  |        2,333
                                                                                                 |
Preferred stock                                                                                  |
        Authorized--2,000,000 shares                                                             |
        Issued and outstanding--  0 shares......................................             --  |           --
New Common stock, par value $.01 per share:                                                      |
        Authorized--3,000,000 shares                                                             |
        Issued and outstanding-- 0 shares.......................................             --  |           --
Old Common stock, par value $.01 per share:                                                      |
        Authorized--90,000,000 shares                                                            |
        Issued and outstanding -- 23,414,328 and 23,655,500 shares..............            234  |          237
Capital in excess of par........................................................         87,266  |       73,643
Accumulated deficit.............................................................             --  |     (140,681)
Accumulated other comprehensive (loss)..........................................             --  |       (3,102)
                                                                                       --------  |    ---------
          Total Liabilities and Shareholders' Equity (Deficit)..................       $106,168  |    $ 253,563
                                                                                       ========  |    =========

                See notes to consolidated financial statements.

                                                                      Page F - 2

                 KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Predecessor Company
                                                                             ----------------------------------------------------
                                                                                           Year Ended December 31,
                                                                             ---------------------------------------------------
                                                                                      2000            1999              1998
                                                                                   -----------     -----------       -----------
                                                                                   (In thousands, except per share amounts)
Gross Revenue................................................................        $ 271,385        $ 643,044        $ 632,600
      Subcontract and direct material costs..................................         (195,367)        (456,188)        (478,100)
      Equity in income of affiliated company.................................            4,218               --               --
                                                                                     ---------        ---------        ---------
Service Revenue..............................................................           80,236          186,856          154,500
Operating Expenses
      Direct labor and fringe benefits.......................................           64,197          176,582          138,300
      Administrative expenses................................................            8,435            9,055           13,255
      Depreciation and amortization..........................................            1,695            3,379            6,588
      Restructuring charges..................................................            1,915           14,384           17,079
                                                                                     ---------        ---------        ---------
Operating Income (Loss)......................................................            3,994          (16,544)         (20,722)
Other Income (Expense)
      Interest income........................................................            2,024            2,349            1,539
      Interest expense.......................................................           (7,754)         (21,065)         (20,279)
                                                                                     ---------        ---------        ---------
(Loss) From Continuing Operations Before Reorganization Items, Income Tax,
      Minority Interest, Extraordinary Items, and Cumulative Effect of
      Accounting Change......................................................           (1,736)         (35,260)         (39,462)
      Reorganization Items...................................................            8,611               --               --
                                                                                     ---------        ---------        ---------
Income (Loss) From Continuing Operations Before Income Tax, Minority Interest,
      Extraordinary Items, and Cumulative Effect of Accounting Change........            6,875          (35,260)         (39,462)

      Income tax (expense) benefit...........................................           39,521            1,150            3,567
                                                                                     ---------        ---------        ---------
Income (Loss) From Continuing Operations Before Minority Interest,
      Extraordinary Items, and Cumulative Effect of Accounting Change........           46,396          (34,110)         (35,895)


      Minority interest in net income of affiliated company..................           (5,999)          (5,184)          (7,698)
                                                                                     ---------        ---------        ---------
Income (Loss) From Continuing Operations Before Extraordinary Items and
      Cumulative Effect of Accounting Change.................................           40,397          (39,294)         (43,593)
      (Loss) from discontinued operations, net of tax........................           (2,966)          (6,113)         (49,849)
      Gain (loss) on sales of discontinued operations, net of tax............           (7,669)          40,083               --
                                                                                     ---------        ---------        ---------
Income (Loss) Before Extraordinary Items and Cumulative Effect of
      Accounting Change......................................................           29,762           (5,324)         (93,442)

      Extraordinary items....................................................          124,542             (600)          (1,090)
                                                                                     ---------        ---------        ---------
Income (Loss) Before Cumulative Effect of Accounting Change..................          154,304           (5,924)         (94,532)

      Cumulative Effect of Accounting Change, net of tax.....................               --               --           (6,000)
                                                                                     ---------        ---------        ---------
Net Income (Loss)............................................................        $ 154,304        $  (5,924)       $(100,532)
                                                                                     =========        =========        =========

Basic and Fully Diluted Earnings (Loss) Per Share:
         Continuing operations, net of tax...................................        $    1.74        $   (1.65)       $   (1.80)
         Discontinued operations, net of tax.................................            (0.46)            1.42            (2.07)
                                                                                     ---------        ---------        ---------
      Earnings (Loss) Before Extraordinary Items and of Cumulative Effect of
          Accounting Change..................................................             1.28            (0.23)           (3.87)
             Extraordinary items.............................................             5.35            (0.02)           (0.05)
                                                                                     ---------        ---------        ---------
      (Loss) Before Cumulative Effect of Accounting Change...................             6.63            (0.25)           (3.92)
             Cumulative effect of accounting change, net of tax..............               --               --            (0.25)
                                                                                     ---------        ---------        ---------
      Net Earnings (Loss) Per Share..........................................        $    6.63        $   (0.25)       $   (4.17)
                                                                                     =========        =========        =========

Weighted average shares for basic earnings (loss) per share..................           23,255           23,823           24,092
      Effect of dilutive stock options.......................................               --               --               --
                                                                                     ---------        ---------        ---------
Weighted average shares for diluted earnings (loss) per share................           23,255           23,823           24,092
                                                                                     =========        =========        =========

                See notes to consolidated financial statements.

                                                                      Page F - 3

                 KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                  Accumulated     Accumulated
                                                                                                 -------------   -------------
                                           Common Stock            Capital In         Notes         Earnings         Other
                                      -----------------------   ----------------   ------------    ----------        -------
                                       Shares      Par Value      Excess of Par     Receivable      (Deficit)    Comprehensive
                                      --------    -----------   ----------------   ------------    ----------    --------------
                                                                                                                  Income (Loss)
                                                                                                                  ------------
Predecessor Company                                             (In thousands, except share amounts)
Balance, January 1, 1998.............  22,475,904   $    225        $  67,116         $  (2,422)     $  (34,225)       $  (3,367)
  Net (loss).........................          --         --               --                --        (100,532)
  Issuances of common stock..........   1,941,446         19            8,856                --              --               --
  Reacquisition of common stock......    (159,522)        (2)            (550)               --              --               --
  Foreign currency translation
    Adjustment.......................          --         --               --                --              --              (20)
  Other..............................          --         --               --             1,784              --               --
                                       ----------   --------       ----------         ---------      ----------    -------------
Balance, December 31, 1998...........  24,257,828        242           75,422              (638)       (134,757)          (3,387)
  Net (loss).........................          --         --               --                --          (5,924)              --
  Issuances of common stock..........     145,788          2              106                --              --               --
  Reacquisition of common stock......    (748,116)        (7)          (1,885)               638             --               --
  Foreign currency translation
    Adjustment.......................          --         --               --                 --             --              285
                                      -----------   --------       ----------         ----------     ----------    -------------
Balance, December 31, 1999...........  23,655,500        237           73,643                 --       (140,681)          (3,102)
  Net income (loss)..................          --         --               --                 --        154,304               --
  Reacquisition of common stock......    (241,172)        (3)              --                 --             --               --
  Realization of foreign currency
  translation adjustment balance.....          --         --               --                 --             --            3,102
  Effect of fresh-start reporting:
    Elimination of accumulated
     Earnings........................          --         --           13,623                 --        (13,623)              --
                                      -----------   --------       ----------         ----------     ----------     ------------
Successor Company
Balance, December 31, 2000...........  23,414,328   $    234        $  87,266         $       --     $       --        $      --
                                      ===========   ========       ==========         ==========     ==========     ============


                 KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In thousands)

                                                                                   Predecessor Company
                                                                           --------------------------------
                                                                                 Year Ended December 31,
                                                                             -----------------------------
                                                                              2000        1999        1998
                                                                             ------      ------      ------
            Net Income (Loss)...........................................      $154,304     $(5,924)  $(100,532)
            Other Comprehensive Income (Loss)
                 Foreign currency translation adjustments  .............            --         285         (20)
                 Reclassification for losses on foreign currency
                     translation included in net income   ..............         3,102          --          --
                                                                             ---------   ---------   ---------
                       Total Comprehensive Income (Loss)  ..............      $157,406     $(5,639)  $(100,552)
                                                                             =========   =========   =========

                See notes to consolidated financial statements.


                                                                      Page F - 4

                 KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Predecessor Company
                                                                                            ---------------------------------------
                                                                                                  Year Ended December 31,
                                                                                             --------------------------------------
                                                                                                2000          1999           1998
                                                                                              -----------   --------      ---------
                                                                                                           (In thousands)
Operating Activities
  Net income (loss)..........................................................................   $ 154,304     $ (5,924)  $ (100,532)
  Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
    (Gain) loss on sale of discontinued operations...........................................       7,669      (40,083)          --
    Net loss of discontinued operations......................................................       2,966        6,113       49,849
    Depreciation and amortization............................................................       1,695        5,163        6,708
    Provision for losses.....................................................................          --           --       29,679
    Income tax benefit.......................................................................     (39,521)          --           --
    Reorganization items.....................................................................      (8,611)          --           --
    Charge for cumulative effect of accounting change........................................          --           --        5,000
    Note receivable write-off................................................................          --          638        1,784
    Extraordinary items......................................................................    (124,542)         600        1,090
    Cash distributions in excess of (less than) earnings from consolidated affiliate companies      5,333         (347)      (7,638)
    Minority interest in net income of affiliate.............................................       5,999        5,184        7,698
    Changes in operating assets and liabilities, net of acquisitions and dispositions:
      Contract receivables, net..............................................................       7,403       20,885      (35,287)
      Prepaid expenses and other current assets..............................................      (1,369)        (126)          --
      Accounts payable and accrued expenses..................................................       7,680      (22,866)      31,204
      Income tax payable.....................................................................      (6,292)       4,450        1,129
      Other operating activities.............................................................       1,364           --           --
                                                                                                ---------    ---------    ---------
      Net cash provided by (used in) continuing operations activities........................      14,078      (26,313)      (9,316)
      Net cash used in discontinued operations...............................................     (14,685)     (33,142)     (20,122)
                                                                                                ---------    ---------    ---------
         Net Cash (Used in) Operating Activities Before Reorganization Items.................        (607)     (59,455)     (29,438)
                                                                                                             ---------    ---------

      Reorganization Items                                                                          8,611           --           --
        Adjustments to reconcile reorganization items to cash used by reorganization items:
          Revaluation of assets to fair value                                                     (16,297)          --           --
          Interest income                                                                            (976)          --           --
          Accrued reorganization expenses                                                           3,859           --           --
                                                                                                ---------    ---------    ---------
        Net cash used in reorganization items                                                      (4,803)          --           --
                                                                                                ---------    ---------    ---------
        Net cash used in operating activities after reorganization items                           (5,410)     (59,455)     (29,438)
                                                                                                ---------    ---------    ---------

Investing Activities
  Investments in subsidiaries and affiliates, net of cash acquired...........................          --           --        3,456
  Sales of subsidiaries and/or investments...................................................      29,766      145,041        2,400
  Distributions from 50% owned investment....................................................       5,050           --           --
  Effect on cash resulting from deconsolidation of 50% owned investment......................      (5,243)          --           --
  Purchases of fixed assets..................................................................          --       (2,133)      (3,580)
                                                                                                ---------    ---------    ---------
        Net cash provided by investing activities of continuing operations...................      29,573      142,928        2,276
        Net cash used in investing activities of discontinued operations.....................        (153)      (4,941)        (914)
                                                                                                ---------    ---------    ---------
          Net Cash Provided by Investing Activities..........................................      29,420      137,987        1,362
                                                                                                ---------    ---------    ---------

Financing Activities
  Borrowings under revolving credit facility.................................................          --       61,855      139,629
  Principal payments on revolving credit facility............................................          --      (92,584)    (112,875)
  Change in cash collateralized letters of credit............................................         193      (12,595)          --
  Extinguishment of Senior Notes.............................................................      (1,000)     (12,320)          --
  Distribution of income to minority interest................................................      (8,250)      (3,300)     (10,320)
  Change in book overdraft...................................................................          --       (8,395)       8,395
  Debt issuance costs........................................................................          --           --       (1,380)
  Other financing activities.................................................................          --           --          155
                                                                                                ---------    ---------    ---------
          Net Cash Provided by (Used in) Financing Activities................................      (9,057)     (67,339)      23,604
                                                                                                ---------    ---------    ---------
Effect of Exchange Rate Changes on Cash......................................................          --          (69)        (281)
                                                                                                ---------    ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents.............................................      14,953       11,124       (4,753)
Cash and Cash Equivalents at Beginning of Period.............................................      26,391       15,267       20,020
                                                                                                ---------    ---------    ---------
Cash and Cash Equivalents at End of Period...................................................   $  41,344     $ 26,391    $  15,267
                                                                                                =========    =========    =========

                See notes to consolidated financial statements.

                                                                      Page F - 5

                 KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. History and Status of Reorganization Under Chapter 11 of the United States Bankruptcy Code

          Kaiser Group Holdings, Inc. is a Delaware holding company that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. ("Old Kaiser") which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with an approved plan of reorganization (the Second Amended Plan of Reorganization (the "Plan") (Exhibit 2.b to this Report)) that was effective on December 18, 2000 (the Effective
Date). The Company is deemed a "successor issuer" to Old Kaiser by virtue of rule 12-g 3(a) under the Securities Exchange Act of 1934. References to "the "Company" or "Kaiser Holdings" in this Report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser as well as other information relative to the process regarding the Plan distributions of the cash and new securities can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser

          Old Kaiser's business operations and financial condition were significantly impaired in 1998 and 1999 as a result of substantial difficulties and financial losses encountered in the execution by its Engineering and Construction (E&C) Group of four large fixed-price contracts to construct nitric acid plants. Pursuant to a plan intended to restore Old Kaiser to profitability, two unrelated operating groups were sold in 1999, a realignment of the retained E&C Group was paired with substantial reductions in overhead spending, and a restructuring of the then existing debt was proposed subject to obtaining a credit arrangement providing adequate working capital.

          Although Old Kaiser was able to obtain necessary stockholder approvals and senior subordinated noteholders agreed to participate in a debt restructuring plan, consummation of such a plan remained conditioned on Old Kaiser's ability to obtain a new revolving credit facility satisfactory to Old Kaiser and an unofficial committee of the senior subordinated noteholders. The proposals ultimately received from potential lenders did not provide Old Kaiser with a facility that was compatible with Old Kaiser's projected needs. For this reason and due to the continued disappointing financial performance of Old Kaiser's engineering operations, Old Kaiser delayed implementation of the proposed debt restructuring and reopened negotiations with the unofficial committee of noteholders and potential lenders. Following additional attempts to effect a sufficient capital and debt restructuring and an evaluation of various potential strategic alternatives, including the sale of assets or businesses, Old Kaiser announced the intention to sell the majority of its remaining E&C Group in two separate transactions and to restructure its debt in a voluntary and pre-arranged bankruptcy proceeding.

          Accordingly, on June 9, 2000 (the Petition Date), Old Kaiser and 38 of its wholly-owned domestic subsidiaries (the Debtor Entities) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The subsidiaries that did not file petitions for relief under Chapter 11 are referred to herein as the Non-Debtor Entities. Through to December 18, 2000, Old Kaiser continued to operate the Non-Debtor Entities' businesses in the ordinary course and operated the Debtor Entities' businesses as debtors-in-possession. As such, the Debtor Entities were authorized to operate their businesses in the ordinary course but were not allowed to engage in transactions outside the ordinary course of business without Bankruptcy Court approval. As of December 18, 2000, Old Kaiser's bankruptcy Plan became effective and the day-to-day operations of its debtor entities were no longer subject to Bankruptcy Court approval.

          Upon obtaining the necessary Bankruptcy Court approvals, the sales of Old Kaiser's E&C Group were completed as follows:

 .    The Infrastructure and Facilities Sale: The Bankruptcy Court approved the sale of the Infrastructure and Facilities line of business on July 17, 2000. On July 28, 2000, Kaiser completed the sale of its Infrastructure and Facilities line of business, which provided engineering services to clients around the world in the transit and transportation, facilities management, water/wastewater treatment, and

                                                                      Page F - 6
     microelectronics and clean technology sectors. In this transaction, substantially all of the assets of this business were sold to Tyco Group S.A.R.L., the EarthTech unit of Tyco International Ltd., for a cash purchase price of $30 million prior to working capital transfers.

 .    The Metals, Mining and Industry Sale: The Bankruptcy Court approved the sale of the Metals, Mining and Industry line of business on August 17, 2000. Effective as of August 18, 2000, Kaiser completed the sale of its Metals, Mining and Industry line of business, which provided engineering services to clients around the world in the alumina/aluminum, iron and steel, and mining industry sectors. In this transaction, substantially all of the assets of this business were sold to Hatch Associates, Inc., a subsidiary of The Hatch Group of Canada, for a cash purchase price of $7.0 million prior to working capital transfers.

          Also, during 2000, the holders of the Senior Subordinated Notes were offered the opportunity to have a right to "put" their New Preferred Stock (expected to be received pursuant to their claim and the terms of the Company's Plan or Reorganization) to Kaiser Government Programs (the indirect 100% owner of Old Kaiser's 50% interest in Kaiser-Hill Company LLC) (KGP). This opportunity was offered in exchange for the surrender of any remaining rights held by holders of the Senior Subordinated Notes as of August 14, 2000 under a guarantee previously issued by KGP (See Notes 9 and 10).

          Following the completion of the sales of businesses and the effectiveness of the Plan, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

 .    the completion of an engineering and construction services contract for
     Nova Hut for the construction of a steel mini-mill in the Czech Republic. This contract is in the final stages of completion through the Company's Netherlands subsidiary, although warranty obligations will exist for a period of time following final acceptance of the mini-mill by the Nova Hut customer.

 .    the performance of a contract for the closure of Department of Energy's
     Rocky Flats, Colorado site through Kaiser-Hill Company, LLC, and Kaiser also owns a 50% interest in Kaiser-Hill Company, LLC, which serves as the integrated management contractor at the U.S. Department of Energy's (DOE's) Rocky Flats Environmental Technology Site. Kaiser-Hill has performed at DOE's Rocky Flats Environmental Technology Site near Denver, Colorado since 1995 and was recently awarded a new contract to manage the closure of the site within the next decade. Rocky Flats is a former DOE nuclear weapons-production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site, to clean up contaminated areas, and to restore much of the 6,000-acre site to the public.

 .    the holding of a minority ownership interest in ICF Consulting Group Inc.
     (the consulting division that the Company sold in 1999) as well as the interest-bearing promissory notes and escrowed cash received in connection with that sale, and

 .    a wholly-owned captive insurance company that is in the process of resolving existing claims. As a result of the Company's sale of its E&C Group in 2000, the captive insurance company will be liquidated over time as existing claims are resolved.

 .    an ongoing obligation to fund a capped medical obligation to a fixed group of retirees.


Plan of Reorganization
----------------------

          The Plan segregated pre-bankruptcy liabilities into various secured and unsecured classifications for treatment according to the priority of claim and subject to elections available to certain classes of claims. Trade claimants with Allowed Claims generally consisting of $20,000 or less will receive cash payments equal to the amount of their claim. These claims are also referred to as Class 3 Claims. Holders of unsecured claims outside of the Class 3 category, including holders of Old Kaiser's Senior Subordinated Notes ("Old Subordinated Notes") (collectively, "Class 4 Claims") will receive a combination of cash, preferred stock ("New Preferred Stock") and common stock ("New Common Stock"). Holders of Allowed Class 4 Claims will receive one share of New Preferred Stock and one share of New Common Stock for each one hundred dollars ($100.00) of such holder's respective Allowed Class 4 Claim, provided that the number of shares of New Preferred Stock will be reduced by one share for each

                                                                      Page F - 7
fifty-five dollars ($55.00) of cash distributed to such holder pursuant to the Plan. Holders of common stock of Old Kaiser ("Old Common Stock") and other equity interests (collectively, the "Equity Interests") will receive shares of New Common Stock equal to 17.65% of the total number of shares of New Common Stock issued to holders of Allowed Class 4 Claims.

          The effectiveness of the Plan of Reorganization as of December 18, 2000 does not in and of itself complete the bankruptcy process. The Company has yet to resolve a significant number and amount of claims filed against Old Kaiser as part of the bankruptcy proceeding. Old Kaiser has objected to a number of the unresolved claims, however, if such objections are not settled via objection processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount owing to the creditor, such portion of the claim is deemed to be an "allowed" claim by the Bankruptcy Court (an Allowed Claim). The Company cannot predict with accuracy when the claims resolution process will be complete nor what the total amount of actual Allowed Claims will be, but does expect the process to continue for the preponderance of 2001. For financial reporting purposes, relative to the financial statements included herein, however, and based on information available as of the date of this Report, the Company has presented the financial statements as of and for the year ended December 31, 2000 using an estimate of Allowed Claims totaling $150.0 million.

          As indicated above, there are substantial uncertainties as to the amounts of claims that ultimately will be Allowed Claims in the Bankruptcy Cases. There are also uncertainties as to the amount of cash that will be available to be distributed to holders of Allowed Claims. Both of these uncertainties are affected by matters outside the Company's control. Because of these uncertainties, it is not possible to predict with accuracy the number of shares of New Preferred Stock and New Common Stock that will ultimately be issued by Kaiser Holdings. Kaiser Holdings' current estimate is that the aggregate amount of Allowed Claims will be approximately $150.0 million. Based on information currently available, the Company will have resolved and unresolved Class 4 claims substantially in excess of $150.0 million that will remain unresolved as of the initial distribution date. Therefore, when the initial distribution is made, the terms of the Plan require Kaiser Holdings to retain a number of shares of New Common Stock and New Preferred Stock, and an amount of cash in a reserve fund, such that the retained stock and cash will be sufficient to make subsequent payments and distributions to Claims that remain disputed as of the date of the initial distribution. Any excess cash remaining in the reserve fund after distributions to holders of Allowed Class 3 and Class 4 Claims will, from time-to-time, be used to redeem outstanding shares of New Preferred Stock.

          At the present time Kaiser Holdings is unable to estimate the treatment of Equity Interests other than Old Common Stock. As noted above, the only other such Equity Interests of which Kaiser Holdings is aware are the claims of the former stockholders of ICT Spectrum Constructors, Inc. Kaiser Holdings expects that only a small percentage of the shares of New Common Stock will be issued to former ICT Spectrum shareholders.

Accounting for Bankruptcy Activities
------------------------------------

          The Plan provides that the Indenture for the Old Subordinated Notes is cancelled as of the Effective Date. As of December 18, 2000, the $125.0 million in outstanding Old Subordinated Notes, plus $7.2 million in accrued interest, no longer represents a debt obligation of Old Kaiser. Therefore, as of December 18, 2000, the Company recognized a gain on the forgiveness of pre-petition liabilities approximating $150.0 million of approximately $124.5 million after the effect of income taxes.

          The estimated sum of $150.0 million of the claims to ultimately be allowed in the bankruptcy proceedings, plus post-petition date liabilities, will exceed the reorganization value of the assets of the emerging entity immediately before the date of confirmation. Additionally, holders of existing voting shares immediately before confirmation will receive less than 50 percent of the voting shares of the emerged entity thus triggering a change in control. AICPA SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), requires that under these circumstances, a new reporting entity is created and assets and liabilities should be recorded at their fair values. Additionally, the value of the reorganized enterprise becomes the established amount for the emerging balance of stockholders equity; any accumulated earnings of the predecessor entity is reclassified to capital in excess of par to result in a beginning accumulated earnings balance of zero. The Company adopted fresh start reporting in preparing its final balance sheet as of December 18, 2000, which became the opening balance sheet, and

                                                                      Page F - 8
recorded a net increase to book value totaling $15.2 million resulting from the adjustments to the individual assets and liabilities in Old Kaiser's Statement of Operations. Since the December 31, 2000 Consolidated Balance Sheet has been prepared as if it is of a new reporting entity, a black line has been shown to separate it from prior year information since it is not prepared on a comparable basis.

          The recorded value for the emergent enterprise of $87.5 million was used for fresh start reporting and was determined by management with the assistance of independent advisors. The methodology employed involved estimation of enterprise value taking into consideration a discounted cash flow analysis. The discounted cash flow analysis was based on a seven-year cash flow projection prepared by management - taking into consideration the terminal value of its assets and liabilities as of immediately prior to its emergence from bankruptcy on December 18, 2000. Terminal values of assets and liabilities were determined based either on contracted amounts, actuarial present values and/or management's estimates of the outcome of certain operating activities. These post-emergent matters consist largely of the retained operations discussed above. Net after-tax cash flows, assuming a 40% effective tax rate, were discounted at approximately 17% taking into consideration the risks and uncertainties inherent in such projections. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Estimates and assumptions regarding individual retained matters which form the collective composition of the overall enterprise value as of December 18, 2000, are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company. Accordingly, there may be differences between projections and actual results because events and circumstances frequently do not occur as expected and may be significant. More specifically, assumptions within the valuation related to the amount and timing of the ultimate performance and related cash flows of the Kaiser-Hill subsidiary have the greatest impact to the overall enterprise valuation.

          The adjustments that reflected the adoption of "fresh start" reporting, including the December 31 adjustments to record assets and liabilities at their fair market values, were reflected in the financial statements as a component of Reorganization Items (Note 2). In addition, the Successor Company's opening balance sheet was further adjusted to eliminate existing equity and to reflect the aforementioned $87.5 million enterprise value.

          The following table provides an analysis depicting the effect of the Plan on the Company's balance sheet as of December 31, 2000, including various unaudited pro forma adjustments that depict the completion of all remaining bankruptcy claims resolutions, related distributions and a projected preferred stock redemption using the following assumptions relative to the bankruptcy resolution:

 .  the total Allowed Class 3 Claims approximate $1.0 million,
 .  the total Allowed Class 4 Claims approximate $150.0 million,
 . the total cash paid as of the bankruptcy distribution dates collectively totals $8.5 million, $1.0 million and $7.5 million, respectively for Allowed Class 3 and Class 4 Claims, and that
 . the total excess cash reserves available upon the completion of all bankruptcy claims and distributions approximates $20.0 million and is available for a redemption of outstanding New Preferred Stock.

                                                                      Page F - 9

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Pro Forma Consolidated Balance Sheet
(In thousands, except shares)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Predecessor
                                                                          Company
                                                                        December 31,     Reorganization          Fresh Start
                                                                            2000          Adjustments           Adjustments
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                                                (Unaudited)
Current Assets
    Cash and cash equivalents                                            $  41,344        $           -         $       -

    Restricted cash                                                         16,190                    -                 -
    Contract receivables, net                                                1,692                    -                 -
    Prepaid expenses and other current assets                                2,861                    -                 -
    Net assets of discontinued operations                                   10,712                    -                 -
                                                                         ---------        -------------         ---------
            Total Current Assets                                            72,799                    -                 -
                                                                         ---------        -------------         ---------

Fixed Assets
    Furniture, equipment, and leaseholds                                     3,754                    -            (3,749) b)
    Less depreciation and amortization                                      (3,254)                   -             3,254  b)
                                                                         ---------        -------------         ---------
                                                                               500                    -              (495)
                                                                         ---------        -------------         ---------

Other Assets
    Goodwill, net                                                                -                    -
    Investments in and advances to affiliates                                6,428                    -            20,264  c)

    Capitalized software development costs                                   1,253                    -            (1,253) a)
    Notes receivable                                                         6,550                    -                 -

    Other                                                                    2,827               (1,412) c)        (1,293) b)
    Reorganization value in excess of fair market value                          -                    -                 -
                                                                         ---------        -------------         ---------
                                                                            17,058               (1,412)           17,718
                                                                         ---------        -------------         ---------

                   Total Assets                                          $  90,357        $      (1,412)        $  17,223
                                                                         =========        =============         =========

Liabilities and Shareholders' Equity (Deficit)
Liabilities Not Subject to Compromise:
Current Liabilities
    Accounts payable                                                     $   2,367        $           -         $       -
    Accrued salaries and benefits                                            3,648                    -             5,500  e)
    Other accrued expenses                                                  10,363                    -            (3,515) d)
    Income taxes payable                                                       305                    -                 -
                                                                         ---------        -------------         ---------
            Total Liabilities Not Subject to Compromise                     16,683                    -             1,985

Liabilities Subject to Compromise:
Current Liabilities
    Accounts payable                                                         1,000               (1,000) e)             -
    Other accrued expenses                                                  16,814              (16,814) d)             -
    Accrued interest                                                         7,186               (7,186) b)             -
    Long-term debt                                                         123,676             (123,676) a)             -
                                                                         ---------        -------------         ---------
            Total Liabilities Subject To Compromise                        148,676             (148,676)                -
                                                                         ---------        -------------         ---------

    Preferred stock - 0 and 1,000,000 (proforma) issued at
      December 31, 2000 and proforma date, respectively                          -                                      -

    Common stock, par value $.01 per share:
    Issued and outstanding- 23,414,328 and 1,764,705 (pro forma)
    shares at December 31, 2000 and proforma date respectively                 234
    Capital in excess of par                                                73,358               87,500 f)        (73,592)c),f),g)
    Accumulated earnings (deficit)                                        (148,594)              59,764 a),b),c)   88,830 a),b),c),
                                                                         ---------        ------------- d),e)   --------- d),e)
          Total Liabilities and Shareholders' Equity (Deficit)           $  90,357        $      (1,412)        $  17,223
                                                                         =========        =============         =========


----------------------------------------------------------------------------------------------------------------------------------
                                                                        Successor
                                                                         Company                                    Proforma
                                                                        December 31,           Proforma            December 31,
                                                                           2000               Adjustments             2000
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                        (Unaudited)           (Unaudited)
Current Assets

    Cash and cash equivalents                                             $ 41,344             $ (31,600) d),e),f)    9,744
                                                                                                          g)
    Restricted cash                                                         16,190                     -             16,190
    Contract receivables, net                                                1,692                     -              1,692
    Prepaid expenses and other current assets                                2,861                     -              2,861
    Net assets of discontinued operations                                   10,712                     -             10,712
                                                                        ----------             ---------          ---------
            Total Current Assets                                            72,799               (31,600)            41,199
                                                                        ----------             ---------          ---------

Fixed Assets
    Furniture, equipment, and leaseholds                                         5                     -                  5
    Less depreciation and amortization                                           -                     -                  -
                                                                        ----------             ---------          ---------
                                                                                 5                     -                  5
                                                                        ----------             ---------          ---------

Other Assets

    Goodwill, net
    Investments in and advances to affiliates                               26,692                     -             26,692
    Capitalized software development costs                                       -                     -                  -
    Notes receivable                                                         6,550                     -              6,550
    Other                                                                      122                     -                122
    Reorganization value in excess of fair market value                          -                     -                  -
                                                                        ----------             ---------          ---------
                                                                            33,364                     -             33,364
                                                                         ---------             ---------           --------

                   Total Assets                                          $ 106,168             $ (31,600)            74,568
                                                                         =========             =========           ========

Liabilities and Shareholders' Equity (Deficit)
Liabilities Not Subject to Compromise:
Current Liabilities
    Accounts payable                                                       $ 2,367             $       -            $ 2,367
    Accrued salaries and benefits                                            9,148                (1,000) f)          8,148
    Other accrued expenses                                                   6,848                (3,100) d),e)       3,748
    Income taxes payable                                                       305                     -                305
                                                                        ----------             ---------          ---------
            Total Liabilities Not Subject to Compromise                     18,668                (4,100)            14,568

Liabilities Subject to Compromise:
Current Liabilities
    Accounts payable                                                             -                                        -
    Other accrued expenses                                                       -                                        -
    Accrued interest                                                             -                     -                  -
    Long-term debt                                                               -                     -                  -
                                                                        ----------             ---------          ---------
            Total Liabilities Subject To Compromise                              -                     -                  -
                                                                        ----------             ---------          ---------


                                                                                 -                55,000  b),g)      55,000
    Preferred stock - 0 and 1,000,000 (proforma) issued at
      December 31, 2000 and proforma date, respectively
    Common stock, par value $.01 per share:
    Issued and outstanding- 23,414,328 and 1,764,705                          234                  (216) a),c)           18
    (pro forma) shares at December 31, 2000 and proforma date
    respectively
    Capital in excess of par                                               87,266               (82,284) a),b),c)     4,982
    Accumulated earnings (deficit)                                              -                     -                  -
                                                                        ----------             ---------          ---------

          Total Liabilities and Shareholders' Equity (Deficit           $  106,168             $ (31,600)          $ 74,568
                                                                        ==========             =========          =========

                                                                     Page F - 10

     The explanation of the reorganization, fresh-start reporting and pro forma adjustment columns of the Pro forma Consolidated Balance Sheet as of December 31, 2000 are as follows:

Reorganization reporting adjustments:

a) Reflects the discharge of the Senior Subordinated Notes, net of unamortized original issue discount .
b)   Reflects the discharge of accrued interest on the Senior Subordinated
     Notes.
c) Reflects the elimination of the carrying value of the deferred financing costs associated with the Senior Subordinated Notes.
d)   Reflects the elimination of other accrued expenses and reserves.
e)   Reflects the elimination of other liabilities subject-to-compromise.
f)   Reflects the value of the enterprise.

Fresh-Start reporting adjustments:

a)   Reflects the write-off of capitalized software no longer used.
b)   Reflects the write-off of fixed and miscellaneous other assets.
c) Reflects the allocation of the excess of reorganization value to the investment in Kaiser-Hill.
d)   Reflects the adjustment to the fair value of certain other liabilities.
e) Reflects the adjustment to increase the carrying value of the retiree medical obligation.
f)   Reflects the elimination of the accumulated earnings balance.
g)   Reflects adjustment related to recording the value of the enterprise.

Pro forma adjustments:

a)   Reflects the cancellation of the Old Common Stock.
b) Reflects the cumulative issuance of 1,363,636 shares of New Preferred Stock assuming that a total of $150 million in cumulatively Allowed Claims resulted upon the resolution of all claims and that $7.5 million in cash had been distributed prior to the effects of any redemptions of outstanding shares of New Preferred Stock, (a projected redemption is reflected in a separate transaction below).
c) Reflects the issuance of 1,764,705 shares of New Common Stock given the assumptions in b) above.
d) Reflects the distribution of cash relative to Allowed Class 3 Claims totaling $1.0 million and Allowed Class 4 Claims totaling $7.5 million.
e)   Reflects the payment of accrued reorganization expenses.
f)   Reflects the discharge of severance liabilities.
g) Reflects the redemption of 363,636 shares of New Preferred Stock at $55.00/share, using $20.0 million of cash available from the "reserve" fund, upon the resolution of all bankruptcy claims, provided that the total of Allowed Class 4 Claims does not exceed $150 million. The pro forma redemption does not intend to reflect future redemptions based on distributions of any cash received by the Company from sources other than the excess cash from the "reserve" fund.


Liabilities Subject-to-Compromise ("Pre-petition Indebtedness")

     As a result of the commencement of the Debtor Entities' bankruptcy cases on June 9, 2000, (i) all then existing debts, liabilities and obligations of the Debtor Entities (collectively, Pre-petition Indebtedness) matured and became due and payable, and (ii) all acts to collect Pre-petition Indebtedness and to enforce other existing contractual obligations of the Debtor Entities were stayed. The Company's estimate of total pre-petition indebtedness has been reflected on the Predecessor's consolidated balance sheet as Liabilities Subject to Compromise and consisted of the following (in thousands) (unaudited):

     Accounts payable............................................ $  1,000
     Accrued interest expense....................................    7,186
     Other accrued expenses......................................   16,814
     Long-term debt..............................................  123,676
                                                                  --------
         Total Liabilities Subject-to-Compromise................. $148,676
                                                                  ========

     Liabilities Subject-to-Compromise presented above may be subject to future adjustments depending on Bankruptcy Court's actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events. The Bankruptcy Court established August 15, 2000 as a date ("bar date") for the majority of

                                                                     Page F - 11
unsecured creditors to file with the court a notice of the amount and nature of their claims. Under the Bankruptcy Code, liabilities and obligations first incurred after the commencement of the bankruptcy cases in connection with the operation of the Debtor Entities' business generally enjoy priority in the right to payment over pre-petition indebtedness and may be paid by the Company in the ordinary course of business.


2. Significant Accounting Policies

     Principles of Consolidation: The consolidated financial statements include all majority-owned or controlled subsidiaries. Investments in unconsolidated affiliated companies are accounted for using the equity method. The difference between the carrying value of the joint venture investment and the Company's underlying equity is amortized on a straight-line basis over the estimated lives of the related investment. All significant intercompany balances and transactions have been eliminated.

     Due to the sale of the majority of Old Kaiser's operations and the reporting of those operations as discontinued in the accompanying Statement of Operations for all periods presented, all remaining components of reported revenue and gross margin are solely attributable the Company's 50% ownership of Kaiser-Hill. Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill's board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill's results of operations with those of its only other remaining business segment, E&C. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement whereby the other 50% owner has the right to designate 3 out of the 5 members of Kaiser-Hill's board of managers. The Company retains the right to designate 2 out of the 5 members of the Kaiser-Hill board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and on the equity basis for financial information applicable for periods after June 8, 2000.

     Fresh-start Reporting and Reorganization Items: Effective December 18, 2000, the Company adopted AICPA Statement of Position 90-7, Reporting by Entities in Reorganization Under the Bankruptcy Code, (SOP 90-7). As of such date, the Company estimated that the sum of the claims to ultimately be allowed in the bankruptcy proceedings, plus remaining liabilities incurred after June 9, 2000, will exceed the reorganization value of the emerging entity. Additionally, holders of existing voting equity securities immediately before confirmation will receive less than 50 percent of the voting equity securities of the emerged entity thus triggering a change in control. Under these circumstances, SOP 90-7 calls for a new reporting entity to be created and assets and liabilities should be recorded at their then current fair values. This accounting treatment is referred to in these statements as fresh-start reporting. The income statement effect of the adjustments to the previous carrying value of various assets and liabilities is reported in the Statements of Operations as Reorganization Items. Reorganization Items as reported on the accompanying Statements of Operations consist of the net charges made during the period with respect to matters involving the bankruptcy. For the year ended December 31, 2000, Reorganization Items consisted of the following (in thousands):

     Professional fees                                                 $  4,827
     Severance & retention amounts                                        2,776
     Interest earned on excess cash balances                               (976)
     Adjustment of accounts to fair value for fresh-start
        reporting                                                       (15,238)
                                                                       --------
                                                                       $ (8,611)
                                                                       ========

     Revenue Recognition: Prior to the divestiture of the majority of its operations, the Company's revenue was derived primarily from long-term contracts of various types. Revenue on time-and-materials contracts was recognized based on actual hours delivered times the contracted hourly billing rate, plus the costs incurred for any materials. Revenue on fixed-priced contracts was recognized using the percentage-of-completion method and is comprised of the portion of expected total contract earnings represented by actual costs incurred to date as a percentage of the contract's total estimated costs at completion. Revenue on cost-reimbursable contracts was recognized to the extent of costs incurred plus a proportionate amount of the contracted fee. Certain cost-reimbursable contracts also include provisions for earning performance-based incentive fees. Such incentive fees are included in revenue at the time the amounts can be reasonably determined. Provisions for anticipated contract losses are recognized at the time they become estimable.

                                                                     Page F - 12

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

     Earnings Per Share: Basic EPS is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted EPS includes the weighted-average effect of dilutive securities outstanding during the period. Pursuant to the Company's Plan of Reorganization that was effective as of December 18, 2000, all then outstanding common stock equivalents were cancelled. Accordingly, no anti-dilutive information is presented herein.

     Foreign Currency Translation:   Results of operations for foreign entities
are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected net of tax in shareholders' equity (deficit) as cumulative translation adjustments. The balance of the cumulative translation adjustment was realized in connection with the 2000 sales of the E&C Group.

     Cash Equivalents and Restricted Cash: The Company considers all highly liquid financial instruments purchased with maturities of three months or less at date of purchase to be cash equivalents. Restricted cash balances consisted of the following at December 31, (in thousands):

                                                                                     2000            1999
                                                                                    -------         -------
     Letters of credit collateralized by cash..............................         $12,711         $13,066
     Cash balances of wholly owned insurance subsidiary....................           2,729           2,570
     Escrowed cash.........................................................             750             750
                                                                                    -------         -------
                                                                                    $16,190         $16,386
                                                                                    =======         =======

     Supplemental cash flow information for the years ended December 31, is as follows:

                                                                                  2000          1999         1998
                                                                                 -------       -------      -------
      Cash payments for interest..........................................       $    90       $21,065      $20,051
      Cash payments for income taxes......................................         2,171           820          936
      Non-cash transactions:
       Issuance of common stock...........................................            --            44        8,720
       Reacquisition of common stock......................................            --        (1,254)        (552)
       Acquisition of promissory note in exchange for sale of
               a discontinued operation...................................            --         6,550           --

     Fixed Assets:   Furniture and equipment was carried at cost or fair value
at acquisition if acquired through the purchase of a business, and are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements were carried at cost and were amortized using the straight-line method over the remaining lease terms. Since the Company divested of the majority of its operations during 2000 and no longer had utility for the remaining carrying value of the net fixed assets, $0.5 million in net fixed asset carrying value was written off in connection with the Company's adoption of fresh start accounting as of December 18, 2000.

     Capitalized Software Development Costs:   Certain costs, including
consulting expenses and internal labor, incurred to develop major software applications for internal Company are capitalized and amortized over the estimated useful or economic lives of the software, respectively. Since the Company divested of the majority of its operations during 2000 and no longer had utility for the carrying value of the capitalized software assets, these capitalized costs were written off in connection with the Company's adoption of fresh start accounting as of December 18, 2000. Certain elements of capitalized software were also sold as part of the asset divestitures in 1999. As of December 31, 1999 a total of $2.3 million remained capitalized with an accumulated amortization balance of $0.7 million. Amortization expense of $0.3 million, $0.3 million and $1.3 million was recognized during 2000, 1999 and 1998, respectively.

     Goodwill:   Goodwill represented the excess of cost of acquired businesses over the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is amortized using the straight-line method over the period for which the Company estimates it will benefit directly from the acquisitions. The range of estimated benefit from the Company's historical acquisitions ranged from five to forty years. The Company periodically evaluated these ranges and the recoverability of goodwill by

                                                                     Page F - 13
comparing the estimated future undiscounted operating cash flows for each underlying acquisition to the respective carrying value of goodwill. The Company's remaining goodwill was written off during 2000 as a result of its sale of the remainder of its E&C Group. Accumulated amortization was $0 and $8.1 million at December 31, 2000 and 1999, respectively.

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

     Concentrations of Credit Risk and Major Customers: The Company maintains cash balances primarily in overnight Eurodollar deposits, investment-grade commercial paper, bank certificates of deposit, and U.S. government securities. The Company grants uncollateralized credit to its customers. The DOE accounted for approximately for 100% of Kaiser's consolidated gross revenue for the years ended December 31, 2000, 1999 and 1998.

     Cumulative Effect of Accounting Change: In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5--Reporting on the Costs of Start-Up Activities (SOP 98-5). The SOP requires costs of organization and start-up activities to be expensed as incurred. The Company elected early adoption of SOP 98-5 effective April 1, 1998 and, at that time, reported the cumulative effect of the change as a one-time, non-cash charge of $6,000,000 after an income tax benefit of $2,930,000.

     Reclassifications:   Certain reclassifications have been made to the prior-
period financial statements contained herein in order to conform to the 2000 presentation.


3. Restructuring Plan

Restructuring Charges: In 1998, the Company began implementing the various phases of a restructuring plan. Restructuring charges recognized in 2000, 1999 and 1998 were $1.9 million, $14.4 million and $17.1 million, respectively. The components of the charges included costs incurred for involuntary employee severance, facility closure costs associated with closing of marginally profitable office locations, and costs to cease certain operating activities. Employee severance costs reflected a 25% personnel reduction or approximately 250 employees of the Company's wholly-owned North American operations and lesser percentage reductions in international operations. Facility closure and related costs include disposal costs of equipment, lease restructuring payments, brokers fees and lease termination costs.

     Restructuring initiatives undertaken as part of the 1999 and 1998 plans were largely completed prior to December 31, 1999, consistent with the Corporation's original plans and intentions. While related actions were originally intended to improve the Company's competitive position, there were no assurances as to their ultimate success or that additional restructuring actions would not be required.

                                                                     Page F - 14

     This type of restructuring activity, for periods prior to the Company's filing Chapter 11 on June 9, 2000, has been summarized as Restructuring Charges on the Consolidated Statement of Operations during the years ended December 31, 2000, 1999 and 1998 and consisted of the following:

                                                                                              Current Year
                                                                                       --------------------------
     2000                                                                 January 1,    Provisions       Uses       December 31,
     ----                                                                ------------  ------------  ------------  --------------
              Facility downsizing/consolidation........................        $  355       $ 1,915       $ 2,270    $      --
                                                                               ------       -------       -------  --------------
                                                                               $  355       $ 1,915       $ 2,270    $      --
                                                                               ======       =======       =======  ==============
     1999
     ----
              Severance................................................        $4,499       $ 2,211       $ 6,710          $   --
              Investment/goodwill impairments..........................            --         3,855         3,855              --
              Debt restructuring activities............................            --         3,690         3,690              --
              Divestiture activities...................................           700         1,335         2,035              --
              Contingency settlements..................................            --         1,893         1,893              --
              Facility downsizing/consolidation........................           855         1,400         1,900             355
                                                                               ------       -------       -------          ------
                                                                               $6,054       $14,384       $20,083          $  355
                                                                               ======       =======       =======          ======
     1998
     ----
              Severance................................................        $   --       $ 7,607       $ 3,108          $4,499
              Divestiture activities...................................            --         1,800         1,100             700
              Contingency settlements..................................            --         1,750         1,750              --
              Facility downsizing/consolidation........................            --         5,922         5,067             855
                                                                               ------       -------       -------          ------
                                                                               $   --       $17,079       $11,025          $6,054
                                                                               ======       =======       =======          ======

4. Divestitures and Acquisitions

Divestitures

     Pursuant to a restructuring plan, the Company divested of several operating units in 1999 and 2000. The intention to divest of certain operating units and qualified the related units as discontinued operations for financial reporting purposes.

 .  Engineering & Construction Group (E&C):

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

          In 2000, the Company recognized a pretax loss for financial reporting purposes of approximately $(0.7) million. After adjusting this loss for items that are not deductible for federal income tax purposes, such as associated goodwill and intangible asset write-offs totaling $19.2 million, the transactions resulted in income tax expense of approximately $7.0 million, resulting in a total loss after tax for financial reporting purposes of approximately $(7.7) million from the collective sales.

     . Environment and Facilities Management Group (EFM): On April 9, 1999, the Company sold the majority of the active contracts and investments, and transferred a substantial number of employees of EFM to IT Group, Inc. (IT) for a cash purchase price of $82.0 million, less $8.0 million retained by IT for EFM's working capital requirements. Contracts

                                                                     Page F - 15
          which were not sold to IT were completed by the Company as of December 31, 1999. Net of income tax expense of $24.5 million, the Company recognized a gain of $12.0 million from the sale.

     . Consulting Group: On June 30, 1999, the Company sold 90% of its Consulting Group to CM Equity Partners, L.P. and the Group's management for $64.0 million in cash and $6.6 million in interest bearing notes. The Company retained 10% ownership (Note 7) in the new and independent consulting company, now known as ICF Consulting Group, Inc. Net of income tax expense of $11.2 million, the Company recognized a gain of $30.3 million from that sale.

     The components of the "Net Assets of Discontinued Operations" consist of the carrying value of the net assets of the Nova Hut project and were as follows at December 31, 2000:


                 Cash................................................   $   276
                 Retained accounts receivable, less reserves and
                      allowances of ($3,081).........................    17,550
                 Prepaid expenses and other current assets...........         9
                 Subcontractor retentions and other accounts payable.    (7,123)
                                                                        -------
                                                                        $10,712
                                                                        =======

The Company has reflected this amount as a current asset as industry practice generally follows such presentation. However, Note 14 describes associated contingencies surrounding this balance.

     The operating results of the E&C, EFM and Consulting Groups prior to divestiture have been segregated from the Company's continuing operations and are reported as a separate line item on the Statement of Operations for all periods presented. Details of the net operating results are as follows:


                                                                           2000         1999           1998
                                                                         --------     ---------      ---------
       Gross Revenue.................................................   $ 158,724     $ 311,382      $ 577,821
          Subcontracts and materials.................................     (97,210)     (154,098)      (316,694)
           Provision for contract losses.............................          --            --        (76,210)
           Equity in net income of unconsolidated affiliates.........       1,275         4,480          6,045
                                                                        ---------     ---------      ---------
       Service Revenue...............................................      62,789       161,764        190,962
       Operating Expenses:
          Direct labor and fringe....................................      40,606        94,029        144,262
          General and administrative.................................      23,225        67,094        101,879
           Depreciation & amortization...............................       1,030         2,619          2,460
                                                                        ---------     ---------      ---------
       Operating (Loss)..............................................      (2,072)       (1,978)     $ (57,639)
       Income tax benefit (expense)..................................        (894)       (4,135)         7,790
                                                                        ---------     ---------      ---------
       (Loss) from discontinued operations...........................   $  (2,966)    $  (6,113)     $ (49,849)
                                                                        =========     =========      =========

     The segment operating results include all activities that had sole direct benefit to the respective segment. Operating activities that are deemed to benefit more than one segment were managed by the Company and were not allocated to the segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

     Sale of EDA, Inc. (EDA): Additionally, in August of 1999, the Company sold the majority of the active contracts and transferred selected assets and liabilities associated with this business to Railplan International, Inc. for approximately $1.2 million in cash. The Company recognized a book loss of $2.2 million, net of income tax of $0.1 million, primarily as a result of the write-off of goodwill associated with this entity, which comprises a portion of the total gain on sale of discontinued operations on the Consolidated Statement of Operations.

Acquisitions:

     ICT Spectrum:   On February 17, 1998, the Company's Board of Directors
approved the acquisition of ICT Spectrum Constructors, Inc., a construction contractor, based in Boise, Idaho, specializing in construction management of fabrication plants and other facilities for semiconductor and microelectronics customers. Each share of ICT Spectrum stock was exchanged for shares of Kaiser stock, resulting in the issuance of 1.5 million shares of Kaiser common stock and a total purchase price of $8,040,000. The acquisition of $18.5 million in total assets and $13.7 million in total assumed liabilities accounted for as a purchase, resulted in approximately $4.8 million in goodwill, which is being amortized over 12 years. The purchase was completed on March 19, 1998 and the Company's Consolidated Statement of Operations includes the operating results of the acquired entity from January 1, 1998.

                                                                     Page F - 16

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


5.   Business Segments and Foreign Operations:

     Business Segments: After the 1999 divestitures of the EFM and Consulting groups, the Company had two reportable segments consisting of the 50%-owned Kaiser-Hill subsidiary and the retained E&C Group. After the July and August, 2000 sales of the E&C Group and the deconsolidation of Kaiser-Hill, there were no longer any identifiable segments of the Company's retained business activities. The results of operations of all of the divested operations have been presented in the accompanying financial statements as Discontinued
Operations.   Asset information by reportable segment is not reported for any period after 1999 because Kaiser-Hill has been deconsolidated for financial reporting purposes as of June 9, 2000 leaving one reportable segment December 31, 2000.

                Balance Sheets as of December 31, 1999                         Kaiser-Hill          E&C             Total
                --------------------------------------                         -----------       --------         ---------
                Assets
                   Cash and cash equivalents                                   $  5,243          $  21,148       $  26,391
                   Restricted cash                                                   --             16,386          16,386
                   Contract receivables, net                                    105,753             52,566         158,319
                   Other current assets                                             126              5,224           5,350
                   Other long-term assets                                           587             46,530          47,117
                                                                               --------          ---------       ---------
                  Total Assets                                                  111,709            141,854         253,563

                Liabilities
                   Accounts payable                                              90,813             28,743         119,556
                   Accrued salaries and benefits                                 14,717             12,532          27,249
                   Other current liabilities                                         --             42,533          42,533
                   Other long-term liabilities                                       --            131,795         131,795
                                                                               --------          ---------       ---------
                  Total liabilities                                             105,530            215,603         321,133
                                                                               --------          ---------       ---------

                     Net Assets (Liabilities)                                  $  6,179          $ (73,749)      $ (67,570)
                                                                               ========          =========       =========

     Foreign Operations: Because all of the Company's international operations are presented in the accompanying Statements of Operations as "Discontinued Operations," all of the Company's reported gross revenue and operating income
(loss) from continuing operations were from domestic sources. Foreign assets of all consolidated subsidiaries were as follows as of and for the years ended December 31 (in thousands):

                                                                                2000             1999
                                                                              --------         --------
                        Foreign assets:
                          Europe............................................     10,712           26,449
                          Asia-Pacific......................................         --           13,336
                          Other.............................................         --            1,844
                                                                              ---------        ---------
                                                                                 10,712           41,629
                       Domestic assets......................................     95,456          211,934
                                                                              ---------        ---------
                             Total assets...................................  $ 106,168        $ 253,563
                                                                              =========        =========

                                                                     Page F - 17

6.    Contract Receivables

  Contract receivables consisted of the following at December 31, (in thousands):

                                                                                                  2000              1999
                                                                                                 -------          --------
                 U.S. government agencies:
                    Currently due.....................................................           $    --         $   2,822
                    Retention.........................................................                --               684
                    Unbilled..........................................................                --           105,589
                                                                                                 -------         ---------
                                                                                                      --           109,095
                                                                                                 -------         ---------
                 Commercial clients and state and municipal governments:
                    Currently due  ...................................................             3,111            32,466
                    Retention  .......................................................                --            13,288
                    Unbilled  ........................................................                --            13,064
                                                                                                 -------         ---------
                                                                                                   3,111            58,818
                                                                                                 -------         ---------
                                                                                                   3,111           167,913

                 Less allowances for uncollectible receivables  ......................            (1,419)           (9,594)
                                                                                                 -------         ---------
                                                                                                 $ 1,692         $ 158,319
                                                                                                 =======         =========

     The carrying amount of receivables from the Nova Hut customer for the steel mini-mill project in the Czech Republic of $17.6 million are included in Net Assets of Discontinued Operations on the balance sheet and hence, not included in the accounts receivable balance above (Note 5). At December 31, 1999, the amounts receivable from U.S. government agencies were related to the Kaiser-Hill subsidiary which was deconsolidated for financial reporting purposes during June 2000 and hence are not included in the consolidated balance sheet as of December 31, 2000. Unbilled receivables historically resulted from revenue that had been earned but not billed. The unbilled receivables were invoiced at contractually defined intervals. Retention balances were billable at contract completion or upon attainment of other specified contract milestones. Consistent with industry practice, these receivables were historically classified as current assets. The Company anticipates that the remaining receivables will be substantially billed and collected within one year.


7.   Joint Ventures and Affiliated Companies

     Prior to December 31, 2000, the Company had ownership interests in certain
unconsolidated corporate joint ventures and affiliated companies.   During 1999
and 2000, the Company divested of the majority of such investments (Note 5 - Divestitures and Acquisitions). At December 31, 2000, it retained a 10% ownership in ICF Consulting Group, Inc., a 50% investment in Kaiser-Hill (See
Note 2) and a promissory note related to a former investment in its headquarters building. The Company's net investments in and advances to these corporate joint ventures and affiliated companies totaled $26.7 million, $10.0 million and $7.7 million at December 31, 2000, 1999 and 1998, respectively. The investment increased in 2000 primarily as a result of the fresh-start adjustment to the carrying value of the 50% investment in Kaiser-Hill. The investment increased in 1999 primarily as a result of the Company's sale of its Consulting Group with the retention of a 10% interest. The Company is accounting for the Consulting Group investment using the cost method. The Combined summarized financial information of the Company's unconsolidated corporate joint ventures and affiliated companies, whereby the equity method of accounting is used to account for the investment, were as follows as of December 31 (in thousands):

                                                                           2000         1999          1998
                                                                        ---------     --------      --------
                      Current assets ...............................    $ 132,485     $ 36,183      $ 20,390
                      Non-current assets............................          430       12,983        12,462
                      Current liabilities...........................      131,879       25,601        21,602
                      Non-current liabilities ......................           --       34,093         2,641
                      Gross revenue.................................      673,751       81,915        24,546
                      Net income....................................       20,436        5,209         5,318

     With the intent of significantly restructuring fixed operating leases for the Company's corporate headquarters, the Company paid $1.5 million on November 12, 1997, for a 4% ownership interest in a limited liability company (the LLC) that leases the land and owns the buildings leased primarily by the Company for its corporate headquarters. The Company was committed to make additional annual capital contributions to the LLC totaling $600,000 during each of the first three years and $700,000 during each

                                                                     Page F - 18
of the fourth through ninth years of the LLC. The ownership in the LLC was to have increased to 16% in fixed annual 2.4% increments in each of the eleventh through fifteenth years of the agreement. Transaction costs totaling $1.7 million were capitalized and amortized over the estimated 15-year life of the LLC.

          Effective October 28, 2000, the Company amended the terms of the building investment agreement assigning all subleases to the LLC, discontinuing all leased space except for month-to-month on a significantly reduced portion of space, eliminating future capital contributions and fixing the maximum amount of the potential future recovery of the investment to $2.8 million at whatever time as the property is sold or refinanced. Simultaneous with this modification, the remaining carrying value of the unamortized transaction costs associated with the original investment of $1.3 million were written-off as a Reorganization Item due to their impairment.


8.   Notes receivable

          Kaiser Holdings owns a 10% interest in ICF Consulting Group, Inc., a privately-held entity, that was retained by Old Kaiser when it sold its Consulting Group in June 1999. In connection with the sale, the Company accepted two promissory notes as part of the total consideration received. Principal payments on an escrowed and non-escrowed note, in the amounts of $3,250,000 and $3,300,000, respectively, are due June 25, 2006. The notes are subject to reduction in the event that certain divestiture-related contingencies are not resolved as originally anticipated in the related sale agreement. Amounts payable by ICF Consulting Group, Inc. on such notes are subject to (1) the rights of holders of ICF Consulting Group's senior lenders and (2) possible reduction as a result of indemnification claims asserted by ICF Consulting Group, Inc. pursuant to the agreements entered into by the parties at the time of Old Kaiser's sale of its Consulting Group. Kaiser Holdings has been advised that ICF Consulting Group, Inc. is in technical default under the financial covenants in its senior credit agreement. As a result, as of the date hereof, ICF Consulting Group, Inc. did not make the $1.0 million interest payment due on December 31, 2000. Under the terms of the notes, overdue interest bears interest at 12 1/2% per annum. Also resulting from that sale agreement, the Company is the beneficiary of an escrowed cash balance totaling $750,000 that is currently held as collateral in the event any applicable indemnification claims
are made against the Company by ICF Consulting.   The escrowed cash balance
should be released to the Company on April 15, 2001 unless a valid claim against such escrow arises.

          On February 12, 2001, ICF Consulting presented the escrow agent with notice that it has claims for indemnification from the Company for amounts exceeding the balance of the Escrowed Cash and the Escrowed Note. The Company believes the claim to be without merit and will vigorously defend its right to be paid the escrowed funds upon their due dates, however there can be no assurance that the Company will be successful in this effort. The Company believes that the note carrying values at December 31, 2000 approximate fair value.


9.   Debt

          The Company's long-term debt was as follows at December 31, 1999 (in thousands):

                                                                                  1999
                                                                                ---------
                 12% Senior Subordinated Notes due 2003...................      $ 125,000
                 12% Senior Notes due 2003................................          1,000
                                                                                ---------
                                                                                  126,000
                 Less unamortized discount................................          1,782
                                                                                ---------
                                                                                  124,218
                 Less current maturities..................................             --
                                                                                ---------
                                                                                $ 124,218
                                                                                =========

          On December 18, 2000, the effective date of the Company's Plan, the $125.0 million in outstanding Senior Subordinated Notes, plus accrued interest at 13% thereon from January 1 to June 9, 2000, became an Allowed Class 4 Claim in Kaiser's bankruptcy. The $1.0 million of Senior Notes that had been outstanding at December 31, 1999 were paid off in their entirety, plus accrued interest on September 12, 2000. The Plan provides that the Indenture for the Senior Subordinated Notes was cancelled as of the Plan effective date. Therefore, as of December 18, 2000, the Senior Subordinated Notes no longer represent a debt obligation of Old Kaiser.

                                                                     Page F - 19

     Also, during 2000, the holders of the Senior Subordinated Notes were offered the opportunity to have a right to "put" their New Preferred Stock (expected to be received pursuant to their claim and the terms of the Company's Plan or Reorganization) to Kaiser Government Programs (the indirect 100% owner of Old Kaiser's 50% interest in Kaiser-Hill Company LLC) (KGP). This opportunity was offered in exchange for the surrender of any remaining rights held by holders of the Senior Subordinated Notes as of August 14, 2000 under a guarantee previously issued by KGP. The exchange offer by KGP expired on November 15, 2000, and the holders of $124,303,000, or 99.4%, principal amount of the Senior Subordinated Notes accepted the exchange offer.

     As of December 31, 2000, outstanding Old Subordinated Notes (See Note 1 - for Pro Forma Consolidated Balance Sheet) represent the right to receive (1) cash, New Preferred Stock and New Common Stock distributable under the Plan and
(2) to the extent the holder of an Old Subordinated Note accepted the KGP exchange offer, or is a direct or indirect transferee from a holder of Old Subordinated Notes who accepted the KGP exchange offer, the appropriate number of KGP put rights. The carrying value of unamortized issuance costs and original issue discount of $1.4 million and $1.3 million, respectively, at December 18, 2000 were written off as part of the extraordinary gain of $124.5 million recognized from the debt forgiveness in bankruptcy.

     Background to the Debt Restructuring: Given significant uncertainties, in 1998, relative to the costs of completing the large fixed price projects that worsened the Company's financial condition beginning in 1998 and the inability to finitely determine the impact of the losses on the Company's liquidity and financing sources, management immediately pursued options for additional financing sources and flexibility. In addition to seeking a replacement working capital facility, the Company's Board of Directors also began considering and pursuing other strategic alternatives, including, but not limited to, the sale
of portions of the Company.   On December 18, 1998, the Company successfully
entered into a new revolving credit facility (the Revolver) which offered cash borrowings and letters of credit up to an aggregate of $60 million. Proceeds totaling $25,000,000 from the Revolver were used to repay all outstanding amounts from the former revolving credit facility and the Company wrote off the unamortized balance of the capitalized costs related to the debt facility and recognized an extraordinary charge of $1.1 million, net of tax of $0.5 million.

     After obtaining the Revolver, the Company again increased the estimate of the total nitric acid projects cost overruns it expected to incur by an additional $19 million. This unanticipated material adverse change to the Company's financial condition triggered a technical event of default pursuant to the Revolver's terms. On April 9, 1999, the Company completed the sale of its EFM Group (see Note 4) and used $36 million of the sale proceeds to extinguish the outstanding Revolver cash borrowings. The remaining applicable terms of the Revolver, essentially letter of credit provisions, expired on June 30, 1999 - concurrent with the Company's completion of the sale of its Consulting Group. A charge of $0.8 million, net of income taxes of $0.5 was recognized for the write off of the unamortized balance of capitalized costs incurred to originally obtain the facility. Also in connection with the expiration of the Revolver, the Company was required to use $10.0 million of the asset sale proceeds to collateralize certain contract performance guarantee letters of credit that had been outstanding under the expired facility.

     On October 9, 1999, the Company used proceeds from completed asset sales to repurchase $14.0 million of its $15.0 million in outstanding Senior Notes for 88% of their face value. The Company also paid the accrued interest on the repurchased notes. After adjusting the amount of the repurchase discount by the write off of the unamortized issue discount on the notes and the unamortized balance of capitalized costs incurred to originally issue the notes, the net gain on the repurchase was $0.2 million after related income taxes of $0.1 million.

     Consummation of an approved debt restructuring plan (detailed elements of the debt restructuring plan are more fully described in Amendment No. 3 to the Form S-4 Registration Statement filed with the Securities and Exchange Commission on October 1, 1999) remained conditioned on the Company's ability to obtain a new bank revolving credit facility satisfactory to the Company and an unofficial committee of the Senior Subordinated Noteholders. The proposals ultimately received from potential lenders did not provide the Company with the necessary level of liquidity and contained provisions that were not compatible with the Company's short and long-term operating needs. Therefore, based on the inability to obtain an acceptable credit facility and on continued financial underperformance of its E&C Group, on December 31, 1999, the Company paid the scheduled interest payment on the $126.0 million in remaining

                                                                     Page F - 20
notes and announced that it would delay implementation of the proposed debt restructuring and re-open negotiations with its noteholders and potential lenders regarding modifications to the debt restructuring plan. On June 9, 2000, the Company voluntarily filed for Chapter 11 protection (See Note 1).

     Original Terms of Senior Notes: The 12% Senior Notes (Senior Notes) were due in 2003. Each note unit consisted of $1,000 principal amount of 12% Senior Notes, and 7 warrants, each to purchase one share of the Company's common stock at an exercise price of $2.30 per share. The warrants contained certain anti-dilution provisions and expired on December 31, 1999. On December 31, 1999, 28,000 warrants were exercised for proceeds totaling $64,400.

     Original Terms of Senior Subordinated Notes: The Senior Subordinated Notes consist of 1,000 units, each consisting of $1,000 principal amount and 4.8 warrants, each to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The warrants expired on December 31, 1998. The Company's obligations under the Subordinated Notes were subordinate to its obligations under the Senior Notes and revolving credit facilities, if any.

     Interest payments were due semiannually on the Senior Notes and the Subordinated Notes (collectively, the Notes). Interest accrued at 13% during 1998, 1999 and through to June 9, 2000 as the Company did not achieve and maintain a specified level of earnings. The indentures governing the Notes contained business and financial covenants, including restrictions on additional indebtedness, dividends, acquisitions and certain types of investments, and asset sales.

     Kaiser-Hill Revolving Credit Facility: With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of December 31, 2000, Kaiser-Hill had $6.0 million in cash balances outstanding on its revolving credit facility.

10.   Capital Stock

New Preferred Stock
-------------------

     General: The Kaiser Holdings certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred Stock. The New Preferred Stock is a series of authorized preferred stock designated as "Series 1 Redeemable Cumulative Preferred Stock," and has a par value of $0.01 per share. The New Preferred Stock will rank ahead of Kaiser Holdings' New Common Stock. Pursuant to the terms of the Company's Plan of Reorganization, a holder of an Allowed Class 4 Claim in bankruptcy will be entitled to receive one share of New Preferred Stock for each $100.00 of such holder's respective Allowed Class 4 Claim, reduced by one share for each $55 of cash distributed to such holder. However, as further discussed, there currently are substantial uncertainties as to the amount of Class 4 Claims that ultimately will be determined to be Allowed Class 4 Claims and as to the amount of cash available for distribution under the Plan (which reduces the number of shares of New Preferred Stock to be distributed). These uncertainties are affected by matters outside of the control of Kaiser Holdings, and it is not possible to accurately predict the number of shares of New Preferred Stock or New Common Stock that will be issued by Kaiser Holdings in accordance with Old Kaiser's bankruptcy Plan, either initially or ultimately (See Note 1 for a pro forma presentation).

     The New Preferred Stock to be issued in accordance with the Plan will be the only outstanding shares of preferred stock of Kaiser Holdings on or shortly after the Effective Date, and it is not anticipated that other series of preferred stock will be issued in the foreseeable future. The certificate of incorporation of Kaiser Holdings and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred Stock without the consent of holders of at least two-thirds of the New Preferred Stock.

     Dividends: Cumulative dividends on the New Preferred Stock will be payable on a quarterly basis either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred Stock at an annual rate of 12% of the per share liquidation preference. Dividends will accrue on the New Preferred Stock coincident with the initial distribution date. Dividends will not be paid

                                                                     Page F - 21
to any affiliate of Kaiser Holdings on account of that affiliate's ownership of shares of New Preferred Stock. If Kaiser Holdings fails to pay a quarterly dividend when due, holders of New Preferred Stock will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full.

     Liquidation Preference: The New Preferred Stock will have a liquidation preference of $55 per share plus the amount of unpaid dividends, if any. Upon the liquidation or dissolution of Kaiser Holdings, each holder of New Preferred Stock (other than an affiliate of Kaiser Holdings) will be entitled to be paid this per share liquidation preference before any holders of New Common Stock or any other junior securities of Kaiser Holdings receive any payment for their shares. If, in a liquidation or dissolution setting, assets remaining after distribution to holders of debt and other obligations are insufficient to pay all holders of New Preferred Stock the per share liquidation preference, then such assets will be distributed on a proportionate basis to the holders of New Preferred Stock (other than affiliates of Kaiser Holdings) and any securities ranking on a parity with the New Preferred Stock.

     Redemption: Kaiser Holdings will have the option to redeem the New Preferred Stock at any time, in whole or in part, at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. In addition, any net proceeds in excess of $3 million in a calendar year received by Kaiser Holdings or any of its direct or indirect subsidiaries from the disposition of assets to an unaffiliated party outside of the ordinary course of business must be used to redeem New Preferred Stock at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. Furthermore, Kaiser Holdings has pledged cash to support a letter of credit issued in connection with an engineering services contract being performed by Kaiser Netherlands relating to a steel mini-mill project in the Czech Republic. To the extent that such cash is released from this pledge and becomes available to Kaiser Holdings, it must be used to redeem New Preferred Stock at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. All outstanding shares of New Preferred Stock are required to be redeemed by Kaiser Holdings on or before December 31, 2007, and if such redemption does not occur, holders of New Preferred Stock will be entitled to elect two-thirds of the directors of Kaiser Holdings. If shares of New Preferred Stock are held by any affiliate of Kaiser Holdings, those shares may not be redeemed pursuant to any of the redemption provisions otherwise applicable to the New Preferred Stock.

     Change of Control Offer: Kaiser Holdings will be required to offer to purchase the New Preferred Stock at 100% of the liquidation preference per share plus all accrued and unpaid dividends in connection with a change of control of Kaiser Holdings.

     Voting Rights: Holders of New Preferred Stock generally will be entitled to vote with holders of New Common Stock on all matters submitted to a vote of shareholders, with each share of New Preferred Stock being entitled to one-tenth of a vote. In addition, holders of New Preferred Stock will have the right to vote separately as a class to exercise their right to elect an additional director due to a failure to pay a quarterly dividend, to elect two-thirds of the directors if the New Preferred Stock is not redeemed by December 31, 2007, and to consent to the issuance of any senior or parity securities. The terms of the New Preferred Stock may not be materially and adversely modified without the consent of holders of at least two-thirds of the New Preferred Stock. If Kaiser Holdings or any of its affiliates holds any New Preferred Stock, they will not be entitled to vote that New Preferred Stock.

     Registration Rights: The Plan provides that Major Stockholders (defined as holders of 10% or more of the outstanding shares of New Preferred Stock or New Common Stock, or a person who is an "affiliate" of Kaiser Holdings as defined under the Federal securities laws) have certain registration rights. In general, a Major Stockholder may request Kaiser Holdings to register under the Securities Act of 1933 the sale of all, but not less than all, of the New Preferred Stock and/or New Common Stock owned by the Major Stockholder. Upon request for such a registration from a Major Stockholder, Kaiser Holdings is required to give notice to other Major Stockholders and use its best efforts to cause a registration statement to become effective as expeditiously as possible and maintain such registration statement current for a period of 12 months. Major Stockholders are not entitled to request registration until one year after the Effective Date, and Kaiser Holdings is not obligated to file a registration statement in response to a request from a Major Stockholder until such time as Kaiser Holdings is eligible to use Form S-3 under the Securities Act of 1933 for such a secondary offering. Kaiser Holdings is not required to effect more than one registration for Major Stockholders during any twelve-month period. These registration rights expire on December 31, 2007.

                                                                     Page F - 22

     The Plan also contemplates that Major Stockholders will have "piggyback" registration rights in connection with a proposed underwritten public offering of Kaiser Holdings New Common Stock or New Preferred Stock solely for cash and for its own account.

Kaiser Government Programs' (KGP) Put Rights
--------------------------------------------

     General; Purchase Triggering Events: The KGP put rights obligate KGP to purchase New Preferred Stock owned by a holder of the KGP put right, at the option of the then holder of a put right, under three circumstances:

 . if KGP receives net after-tax proceeds from any cash distributions from Kaiser-Hill that, on a quarterly basis, exceed 2.8 times the amount of cash required to pay all past accrued but unpaid cash dividends on the New Preferred Stock distributed to holders of Old Subordinated Notes pursuant to the Plan, plus the next scheduled quarterly cash dividend on New Preferred Stock;

 . if KGP receives net after-tax proceeds from any direct or indirect disposition of any interest in Kaiser-Hill; or

 . if KGP receives net after-tax proceeds from an extraordinary distribution from Kaiser-Hill.

The KGP put rights will expire on December 31, 2007.

     Purchase Price; Pro Rata Purchase: KGP put rights may be exercised only as a result of a triggering event as described above. Upon exercise of a put, KGP will pay an exercising holder 100% of the liquidation preference of the New Preferred Stock that is the subject of the KGP put rights, plus all accrued and unpaid dividends on the New Preferred Stock. KGP will purchase shares of New Preferred Stock on a pro rata basis based upon the number of shares of New Preferred Stock as to which puts have been properly exercised, but only up to the amount of the available net after-tax proceeds from triggering events. KGP will not purchase any fractional shares.

     Exercise Procedures: The Bank of New York will act as depositary and paying agent with respect to the KGP put rights. The depositary will distribute certificates evidencing the KGP put rights with respect to Senior Subordinated Notes as to which the exchange offer was accepted. The number of KGP put rights represented by such certificates will correspond with the number of shares of New Preferred Stock distributed with respect to Senior Subordinated Notes. KGP put rights will not become exercisable more frequently than every 12 months unless the cumulative amount of available net after-tax proceeds from triggering events is at least $3 million

     Transferability: KGP put rights will be transferable on the register to be maintained for the puts, except that puts shall cease to be transferable if KGP determines that any further transfer would require registration of the puts as a class of securities under the Securities Exchange Act of 1934. Kaiser Holdings does not presently plan to arrange for trading of the KGP put rights on the NASD electronic bulletin board or otherwise.

New Common Stock
----------------

     The Kaiser Holdings certificate of incorporation authorizes the issuance of 3,000,000 shares of New Common Stock. Pursuant to the Company's Plan, holders of Allowed Class 4 Claims and Allowed Class 5 Equity Interests are to receive shares of New Common Stock under the Plan.

     Kaiser Holdings will issue to holders of Allowed Class 4 Claims one share of New Common Stock for each $100.00 of such holder's respective Allowed Class 4 Claim. As discussed above, Kaiser Holdings does not anticipate that the initial distribution of shares of New Common Stock will take place until after March 31, 2001.

     Holders of Allowed Class 5 Equity Interests will receive their pro rata portion of New Common Shares representing 15% of the aggregate amount of New Common Shares to be outstanding following distributions to holders of Allowed Class 4 Claims and Allowed Class 5 Equity Interests. This outcome will be accomplished by issuing to each holder of an Allowed Class 5 Equity Interest its pro rata portion of the number of shares of New Common Stock that represents 17.65% of the total number of shares of New Common Stock issued from time to time to holders of Allowed Class 4 Claims

                                                                     Page F - 23

     All shares of New Common Stock to be issued in accordance with the Plan will, at issuance, be duly authorized, fully paid and non-assessable. The holders of such shares will have no preemptive or other rights to subscribe for additional shares. The New Common Stock will have a par value of $0.01 per share. Based on its current estimates of the aggregate amount of Allowed Class 4 Claims and cash available for distribution, Kaiser Holdings expects to issue approximately 1,764,750 shares of New Common Stock to holders of Allowed Class 4 Claims and Allowed Class 5 Equity Interests.

     Old Kaiser never paid cash dividends on its Old Common Stock. Kaiser Holdings anticipates that for the foreseeable future no cash dividends will be paid on the New Common Stock and that Kaiser Holdings' earnings will be utilized to redeem New Preferred Stock or retained for use in the business. The Board of Directors of Kaiser Holdings will determine its dividend policy based on its results of operations, payment of dividends on, and redemption of, New Preferred Stock, financial condition, capital requirements, and other circumstances.

Notes Receivable Collateralized by Common Stock
-----------------------------------------------

     Certain former members of senior management had outstanding notes to the Company for which 396,849 shares of the Company's common stock served as the primary collateral. The remaining management with such notes left the employment of the Company in 1999 and 1998 and the related amounts of note principal in excess of the then fair market values of the collateral shares totaling $638,000 and $1,784,000, were expensed in 1999 and 1998, respectively.


11. Leases

     The Company divested of the majority of its lease commitments during the year ended December 31, 2000. Future minimum payments on remaining noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2000 total $148,874, $20,124, $10,026 and $7,590 for the years ended December 2001, 2002, 2003 and 2004 respectively.

     The total rental expense for all operating leases was $11,022,000, $27,407,000 and $28,733,000 for the years ended December 31, 2000, 1999 and
1998, respectively. Sublease rental income was $3,296,000. $7,161,000 and $5,482,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


12. Income Taxes

     The components of net income (loss) used to compute the (expense) benefit for income taxes for the years ended December 31 were as follows (in thousands):

                                                                                           2000       1999        1998
                                                                                         -------   --------   ---------
  Income (loss) from continuing operations before income taxes and minority interests:
     Domestic.........................................................................   $ 6,875   $(35,260)   $(39,462)
     Foreign..........................................................................        --        --           --
                                                                                         -------   --------   ---------
                                                                                         $ 6,875    (35,260)  $ (39,462)
                                                                                         =======   ========   =========
  (Expense) benefit for income taxes:
     Federal:
        Current.......................................................................    32,839   $  1,021   $   2,880
        Deferred......................................................................        --         --         148
                                                                                         -------   --------   ---------
                                                                                          32,839      1,021       3,028
                                                                                         -------   --------   ---------
     State:
        Current.......................................................................     6,682         --         508
        Deferred......................................................................        --        129          31
                                                                                         -------   --------   ---------
                                                                                           6,682        129         539
                                                                                         -------   --------   ---------
     Foreign:
        Current.......................................................................        --         --          --
        Deferred......................................................................        --         --          --
                                                                                         -------   --------   ---------
                                                                                              --         --          --
                                                                                         -------   --------   ---------
                                                                                         $39,521   $  1,150   $   3,567
                                                                                         =======   ========   =========

                                                                     Page F - 24

  The effective income tax (expense) benefit varied from the federal statutory income tax (expense) benefit because of the following differences (in thousands):

                                                                                       2000       1999       1998
                                                                                      -------   --------   --------
      Income tax (expense) benefit computed at federal statutory tax rate.......     $ (2,338)  $ 11,988   $ 13,417
                                                                                      -------   --------   --------
      Change in tax (expense) benefit from:
         Benefit of previous net operating losses...............................        8,942         --         --
         Reversal of excess accruals............................................        3,784         --         --
         Minority interest earnings.............................................        2,040      1,763      2,617
         State income taxes.....................................................        4,410         85        356
         Valuation allowance....................................................       26,675    (12,494)   (11,886)
         Stock redemption.......................................................       (1,390)       (76)      (646)
         Business meals and entertainment.......................................          (18)       (12)       (92)
         Reversals and other....................................................       (2,584)      (104)      (199)
                                                                                      -------   --------   --------
                                                                                       41,859    (10,838)    (9,850)
                                                                                      -------   --------   --------
                                                                                      $39,521   $  1,150   $  3,567
                                                                                      =======   ========   ========

  The tax effects of the principal temporary differences and carryforwards that give rise to the Company's net deferred tax asset are as follows (in thousands):

                                                                                     2000            1999
                                                                                 --------        --------
         Net operating loss carryforwards.....................................   $  9,522        $ 15,435
         Reserves for adjustments and allowances..............................      6,026          17,136
         Vacation and incentive compensation accruals.........................        321           2,673
         Tax credit carryforwards.............................................      2,693           3,200
         Investment in Kaiser-Hill............................................     (5,281)             --
         Restricted stock.....................................................         --           2,167
         Unbilled revenue.....................................................         --          (2,220)
         Other................................................................        (75)          1,490
                                                                                 --------        --------
                                                                                   13,206          39,881
         Valuation allowance..................................................    (13,206)        (39,881)
                                                                                 --------        --------
                                                                                 $     --        $     --
                                                                                 ========        ========

     The ability to derive benefit from the elements contributing to the deferred tax asset at December 31, 2000 in the future are dependent on the Company's ability to generate sufficient taxable income prior to their expiration. Additionally, certain elements of the net deferred tax asset may be significantly limited to use due to the change in control that the Company underwent upon emerging from bankruptcy (Internal Revenue Code Sec. 382). Since the Company cannot reasonably predict that the results of its future operations will be sufficient to assure utilization of the tax benefit prior to expiration, a valuation allowance against the entire amount of the net deferred tax asset is being maintained. The Company provided for an addition to the valuation allowance in 1999 of $16.2 million in order to reserve the total amount of the net deferred asset available as of December 31, 1999.

13.   Benefits and Compensation Plans

     As a result of the Company's sale of the majority of its remaining E&C Group during the year 2000, as of December 31, 2000, the Company retained only a small group of employees deemed necessary for the conduct of its remaining ongoing business matters. Therefore, beginning in 2001, the Company will be discontinuing and liquidating the majority of its previously sponsored employee benefit plans. Additionally, all previous common stock-based benefit plans were terminated on December 18, 2000 pursuant to the terms of the Company's Plan of Reorganization (any common stock previously reserved for issuance upon exercises of any of the following plan benefits has also been cancelled). A summary of the previously active plans is as follows:

     Employee Stock Purchase Plan: The Company's Stock Purchase Plan provides for the sale of up to 2.0 million shares of common stock to all eligible employees. Employees may elect to withhold up to 10% of annual base earnings for the purchase of the Company's common stock. Options to purchase shares of common stock are offered quarterly with a purchase price equal to 90% of the lower of the closing market price on the first trading day of the month preceding the quarter or the last trading day of the quarter. During the years ended December 31, 1999 and 1998, respectively, 70,208 and 98,551 shares were sold under the plan. Operation of the Stock Purchase Plan was suspended effective March 31, 1999.

     Fixed Stock Option Plans: The Stock Incentive Plan (Incentive Plan) provided for the issuance of options to purchase the Company's old common stock and the issuance of stock appreciation rights or restricted shares of common stock. All outstanding options not exercised prior to December 18, 2000 (the Effective Date) were cancelled.

                                                                     Page F - 25

     On February 28, 1997, the Board of Directors adopted the Non-Employee Directors Compensation and Phantom Stock Plan under which non-employee directors are given phantom stock awards (PSA's). In lieu of option grants, each non-employee director of the Company were granted a PSA equal to $20,000 worth of common stock on the date of grant. Three years after the PSA grant, the Company would pay each non-employee director, in cash, the value of the shares to which the PSA relates. Any increases in value of the PSA after the date of grant and prior to the cash payment were expensed in the period of the value increase. No PSA's were granted during 2000. No amounts have ever been nor will ever be paid relative to maturing PSA's. PSA's granted in 1999 and 1998 totaled 388,892 and 49,126, respectively, with initial share values of $0.36 and $2.85, respectively. Expense associated with this plan of $76,000 was recognized in 1998.

     The Company's Consultants, Agents, and Part-Time Employees Stock Option Plan (Consultants Plan) provides for the issuance of options or restricted shares of up to 1.0 million shares of the Company's common stock to consultants, agents, and part-time employees. The vesting period was a minimum of one year. In 1998, 100,000 restricted shares were granted pursuant to this plan.

     There was no stock option activity under any of the above plans during the year 2000. A summary of stock option activity under all option plans for 1998 and 1999 is as follows:

                                                                                                          Weighted-Average
                                                                                                          ----------------
                                                                        Shares          Option Price       Exercise Price
                                                                        ------          ------------       --------------
          Balance, January 1, 1998.................................    2,494,989       $1.90 to $6.90           $3.27
             Granted...............................................    1,175,500       $1.24 to $2.99           $1.95
             Expired...............................................     (659,957)      $1.90 to $6.07           $3.92
             Exercised.............................................         (330)               $2.23           $2.23
                                                                       ---------
          Balance, December 31, 1998...............................    3,010,202       $1.24 to $2.42           $2.62
             Granted...............................................       10,000                $1.41           $1.41
             Expired...............................................     (629,422)      $1.90 to $4.39           $3.17
             Exercised.............................................           --                                $   -
                                                                       ---------
          Balance, December 31, 1999...............................    2,390,780       $1.24 to $4.41           $2.46
                                                                       =========

     Options exercisable at December 31, 1999 and 1998 totaled 1,412,808 and 1,408,203, respectively. The following is a summary of fixed stock options outstanding at December 31, 1999:

                                                   Options Outstanding                        Options Exercisable
                                   ----------------------------------------------------  -----------------------------
                                                  Weighted-Average
                                                ---------------------
            Range of                 Number           Remaining        Weighted-Average    Number     Weighted-Average
                                                ---------------------  ----------------  -----------  ----------------
         Exercise Prices           Outstanding  Contract Life (years)   Exercise Price   Exercisable   Exercise Price
         ---------------           -----------  ---------------------  ----------------  -----------  ----------------
                  *$1.90               569,762              2.6 years             $1.34      400,417             $1.35
          $1.90 to $2.50             1,183,285              3.0 years             $2.30      427,017             $2.18
          $2.51 to $3.50               126,347              2.1 years             $2.91       75,175             $2.92
          $3.51 to $4.41               511,386              0.9 years             $4.02      510,199             $4.02

* less than sign

     Pro Forma Compensation Cost: Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS No. 123), encourages companies to adopt a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As alternatively provided by SFAS No. 123, however, the Company elects to provide pro forma fair value disclosures for stock-based compensation. Accordingly, had compensation cost been recognized for awards granted under the Company's stock plans during the years ended December 31, 1999 and 1998, respectively, the pro-forma net income (loss) would have been $(6.1) million, [$(0.26) per share] and $(101.3) million, [$(4.20) per share].
These per share amounts reflect both basic and diluted earnings per share.

     The fair value of each option grant under the fixed-price option plans and the fair value of the employees' purchase rights under the employee stock purchase plan were estimated on the date of grant for pro forma computations using the Black-Scholes option-pricing model. The dividend yield was assumed to be zero for both periods below.

                                                                     Page F - 26

The weighted-average of all other significant assumptions of weighted-average fair value of grants made during the years ended December 31, 1999 and 1998 were as follows:

                                                        Fixed Stock Option Plan:                   Employee Stock Purchase Plan:
                                                   ------------------------------------       -------------------------------------
           Assumptions                                   1999               1998                    1999                1998
           -----------                             -----------------  -----------------       -----------------  ------------------
           Volatility.............................             128.3%              71.6%                  128.3%               71.6%
           Risk-free interest rate................               5.5%               5.2%                    5.1%                4.7%
           Expected lives.........................         5.0 years          5.0 years               0.3 years           0.3 years
          Fair value of grants at date of grant...            $ 1.22              $1.20                  $ 0.05               $0.36

     Retirement Benefits Plans: Historically, the Company sponsored several retirement benefit plans covering substantially all employees who met minimum length of service requirements. These plans included a defined-contribution retirement plan that provided for contributions by the Company based on a percentage of covered compensation, and a 401(k) Plan that allowed employees to defer portions of their salary, subject to certain limitations. Total expense for these plans for the years ended December 31, 2000, 1999 and 1998, was $ 791,000, $3,880,000 and $6,970,000, respectively. As of December 31, 2000, the
Retirement Plan, 401(k) Plan, and a discontinued Employee Stock Ownership Plan collectively owned 1,385,611 shares, respectively, of the Company's Old Common Stock. Steps to liquidate these plans will be initiated in 2001.

     Postemployment Benefit Plan: As of December 31, 2000 the Company remains required to continue to fulfill the provisions of a previously curtailed plan which provides certain medical and dental benefits to a group of retirees. A portion of the benefit is fully insured and a portion is covered by the Company's self-insurance. In respect to the retirees covered by the self-insured plan, the benefits are funded to an insurance company as participants' insurance claims are reimbursed. The Company is considering changing elements of this plan coverage.

       The benefit cost for this curtailed plan for the years ended December 31 consisted of the following (in thousands):

                                                                                              2000   1999    1998
                                                                                            ------  -----   -----
       Interest cost...........................................................             $  412  $ 315   $ 359
       Amortization of transition obligation...................................                980    980     980
       Amortization of unrecognized net (gain).................................                 --   (627)   (591)
       Adjustment for fresh-start accounting due to changes in actuarial
          assumptions..........................................................              4,084     --      --
       Adjustment for fresh-start accounting due to changes in unrecognized
            gain and unamortized transition obligation.........................                726     --      --
                                                                                            ------  -----   -----
       Net benefit charge......................................................             $6,202  $ 668   $ 748
                                                                                            ======  =====   =====

     Because there are no new participants in this plan, there is no current service cost. The change in the status of the plan as of December 31 was as follows (in thousands):

                                                                              Successor               Predecessor
                                                                               Company                  Company
                                                                            -------------        ---------------------
                                                                                2000               1999          1998
                                                                            -------------        -------       -------
                    Benefit obligation at January 1,.......................        $3,998        $ 4,879       $ 5,508
                       Service cost........................................            --             --            --
                       Interest cost.......................................           412            315           359
                       Benefits paid.......................................          (512)          (688)         (740)
                       Actuarial (gain) loss...............................         4,084           (508)         (248)
                                                                                   ------        -------       -------
                    Benefit obligation at December 31,.....................         7,982          3,998         4,879
                       Unamortized transition obligation...................            --         (7,507)       (8,487)
                       Unrecognized net gain...............................            --          5,801         5,920
                                                                                   ------        -------       -------
                    Net benefit obligation at December 31,.................        $7,982        $ 2,292       $ 2,312
                                                                                   ======        =======       =======

     The discount rate used in determining the expense was 6.8% for 2000 and 7% for 1999 and 1998. Pursuant to the terms of the plan obligations, changes in medical cost trend rates have no financial impact on the actuarial valuation as the cost of the benefit to the participant has exceeded the Company's commitment. The unamortized portion of the original transition obligation at December 18, 2000, of $6,527,000, and the unrecognized net gain of $5,801,000 were collectively recognized as a net $726,000 charge to the Statement of Operations as a result of adopting fresh start accounting upon emergence from bankruptcy (See Note 2). Also in connection with the adoption of fresh-start accounting, the Company revised certain actuarial assumptions used in determining the Accumulated Plan Benefit Obligation at December 18, 2000, resulting in an increase to the APBO of over $4.0 million. The Company has

                                                                     Page F - 27
included this charge in Reorganization Items in the accompanying Statement of Operations. Previously, transition balances were being amortized over 14.5 years.

14.  Other Contingencies

     Kaiser Holdings has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities comprising Kaiser Holdings. Additionally the Company believes contingent liabilities may exist in the following areas.

     Nova Hut: Although Old Kaiser sold its Metals, Mining and Industry business unit to Hatch, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which is performing a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut. At the present time, the mini-mill project is mechanically complete. The contract with Nova Hut provides for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful. However, Nova Hut has stated that the first test was not successful. To date, this dispute has not been resolved, and Kaiser Netherlands anticipates that it may be necessary to resort to legal proceeding to enforce its rights. This dispute, as well as the cost of a possible ongoing presence in Ostrava, Czech Republic, is expected to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Holdings.

     The contract also contains provisions for warranty and performance guarantees. As progress according to these guarantees ensues, the Company regularly updates the estimates of the costs to perform such contingencies, if any, and reserves a proportionate amount of the total related contract value until such time as the contingency is resolved.

     In connection with the Nova Hut project, at December 31, 2000, Kaiser Holdings had outstanding an $11.1 million cash collateralized letter of credit, which was expected to remain in place for at least one year following the achievement of final acceptance of the mini-mill. This letter of credit was drawn by Nova Hut on February 16, 2001. The Company anticipates being able to regain the cash drawn from Nova Hut pursuant to the terms of the Nova Hut contract. There also exists a retention account in a bank in the Czech Republic that holds $11.0 million withheld from payments due to Old Kaiser and its subcontractors. In addition, under the Nova Hut contract as it currently exists, Kaiser Netherlands believes that amounts payable to it include a $10 million fee due upon achievement of final acceptance. The Company has accrued this fee over the duration of its performance on the project and currently has it included as part of unbilled accounts receivable. (See Note 7-Contract Receivables). Under the terms of the asset sale transaction with Hatch, Hatch may be entitled to a portion of the fee, if any, paid to Kaiser Netherlands upon achievement of final acceptance.

     Given the existing disputes with Nova Hut and the fact that Nova Hut is experiencing financial difficulties, it is not possible to determine whether, or when, Kaiser Netherlands will be able to (1) collect the substantial fees Kaiser Netherlands believes is due to it from Nova Hut, (2) reclaim the Old Kaiser cash collateralizing the $11.1 million letter of credit, and (3) obtain release of the funds held in the retention account. However, in the opinion of management, adequate reserves have been provided for current estimates of uncollectability or for additional costs that may be incurred in the pursuit of their collection.

     Kaiser-Hill: Under Kaiser-Hill's contract with the DOE, Kaiser-Hill is not responsible for, and the DOE pays all costs associated with, any liability, including, without limitation, any claims involving strict or absolute liability and any civil fine or penalty, expense, or remediation cost, but limited to those of a civil nature, which may be incurred by, imposed on, or asserted against Kaiser-Hill arising out of any act or failure to act, condition, or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 ("pre-existing conditions"). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill's managerial personnel and cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill is responsible, but only for the incremental liability, expense, or remediation caused by Kaiser-Hill.

     The Kaiser-Hill contract further provides that Kaiser-Hill will be reimbursed for the reasonable cost of bonds and insurance allocable to the Rocky Flats contract and for liabilities and expenses incidental to these liabilities, including litigation costs, to third parties not compensated by insurance or

                                                                     Page F - 28
otherwise. There is an exception to this reimbursement provision applicable to liabilities caused by the willful misconduct, lack of good faith or failure to exercise prudent business judgment by Kaiser-Hill's managerial personnel.

     ICF Consulting: Kaiser Holdings owns a 10% interest in ICF Consulting Group, Inc., a privately-held entity, that was retained by Old Kaiser when it sold its Consulting Group in June 1999. Kaiser Holdings also holds approximately $6.6 million of notes issued to Old Kaiser in connection with that sale, which notes mature on June 25, 2006 and bear interest at a rate of 10 1/2% per annum. Amounts payable by ICF Consulting Group, Inc. on such notes are subject to (1) the rights of holders of ICF Consulting Group's senior lenders and (2) possible reduction as a result of indemnification claims asserted by ICF Consulting Group, Inc. pursuant to the agreements entered into by the parties at the time of Old Kaiser's sale of its Consulting Group. Kaiser Holdings has been advised that ICF Consulting Group, Inc. is in technical default under the financial covenants in its senior credit agreement. As a result, as of the date hereof, ICF Consulting Group, Inc. did not make the $1.0 million interest payment due on December 31, 2000. Under the terms of the notes, overdue interest bears interest at 12 1/2% per annum. Lastly, the Company is the beneficiary of $750,000 of cash resulting from the sale transaction that is currently held in escrow as collateral for various contractual indemnification provisions, if any. The escrowed cash balance was due to be released to Kaiser on April 15, 2001. On February 12, 2001, however, ICF Consulting presented the escrow agent with notice that it has claims for indemnification from the Company for amounts exceeding the balance of the Escrowed Cash and the $3.25 million Escrowed Note. The Company believes the claim to be without merit and will vigorously defend its right to be paid the escrowed funds upon their due dates. However there can be no assurance that the Company will be successful in this effort.

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


15. Selected Quarterly Financial Information (Unaudited)

                                                                          Fourth      Third     Second      First
                                                                         ---------  ---------  ---------  ---------
Year Ended December 31, 2000                                              Quarter    Quarter    Quarter    Quarter
----------------------------                                             ---------  ---------  ---------  ---------
Gross revenue.......................................................     $     --   $     --    $99,595    $171,790
Service revenue.....................................................        1,327      2,121     30,251      46,267
Operating income (loss).............................................        2,785     (2,506)    (1,809)      5,524
Net income (loss) from continuing operations before discontinued
    operations and extraordinary items..............................       42,938      5,959     (5,831)     (2,669)
Income (loss) from discontinued operations..........................       (2,752)   (10,190)     1,964         343
    Net income (loss) before extraordinary items....................       40,186     (4,231)    (3,867)     (2,326)
Net income (loss)...................................................      164,763     (4,266)    (3,867)     (2,326)

Basic and fully diluted per share amounts for:
    Income (loss) before discontinued operations and
       Extraordinary items..........................................     $   1.84   $   0.26    $ (0.25)   $  (0.11)
    Discontinued operations.........................................        (0.12)     (0.44)      0.09        0.01
                                                                         --------   --------    -------    --------
    Income (loss) before extraordinary items........................         1.72      (0.18)     (0.16)      (0.10)
Extraordinary item..................................................         5.35         --         --          --
                                                                         --------   --------    -------    --------
    Net income (loss)...............................................     $   7.07   $  (0.18)   $ (0.16)   $  (0.10)
                                                                         ========   ========    =======    ========

                                                                     Page F - 29

                                                                          Fourth      Third     Second      First
                                                                         ---------  ---------  ---------  --------
Year Ended December 31, 1999                                              Quarter    Quarter    Quarter    Quarter
----------------------------                                             ---------  ---------  ---------  --------
Gross revenue........................................................    $126,784   $205,963   $165,221   $145,076
Service revenue......................................................      71,701     44,425     35,995     34,735
Operating income (loss)..............................................      (9,151)     1,092     (8,677)       192
 Net income (loss) from continuing operations before
    Extraordinary items and cumulative effect of
     Accounting change...............................................     (11,831)    (4,386)   (18,349)    (4,728)
 Income (loss) from discontinued operations..........................      (5,274)     1,029       (877)      (991)
 Gain (loss) on sale of discontinued operations......................      (6,156)    (2,516)    48,755         --
 Net income (loss) before extraordinary items and
       Cumulative effect of accounting change........................     (23,261)    (5,873)    29,529     (5,719)
 Net income (loss)...................................................     (23,163)    (5,873)    28,831     (5,719)

Basic and fully diluted per share amounts for:
 Income (loss)from continuing operations before extraordinary
       Items and cumulative effect of accounting change..............    $  (0.50)  $  (0.18)  $  (0.75)  $  (0.20)
 Discontinued operations.............................................       (0.48)     (0.07)      1.99      (0.04)
                                                                         --------   --------   --------   --------
 Income (loss) before extraordinary items and
       Cumulative effect of accounting change........................       (0.98)     (0.25)      1.24      (0.24)
 Extraordinary items.................................................          --         --       (.02)        --
 Cumulative effect of accounting change..............................          --         --         --         --
                                                                         --------   --------   --------   --------
 Net income (loss)...................................................    $  (0.98)  $  (0.25)  $   1.22   $  (0.24)
                                                                         ========   ========   ========   ========

                                                                     Page F - 30

                   Report of Independent Public Accountants



  To the Members of
  Kaiser-Hill Company, LLC:

  We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC (a Colorado limited liability company) (the "Company") and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the supplementary consolidating information referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidating information based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

  Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information contained in Schedules I and II is presented for purposes of additional analysis of the consolidated financial statements, rather than to present the financial position, results of operations and cash flows of the individual companies. This information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


  Arthur Andersen LLP
  Denver, Colorado
  January 26, 2001


                                                                     Page F - 31

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Balance Sheets
as of December 31, 2000 and 1999
(amounts in thousands of dollars)
--------------------------------------------------------------------------------

                                                            2000         1999
Assets
Current assets:
 Cash and cash equivalents                               $   7,177     $   5,336
 Contract receivables                                      124,931       107,267
 Due from employees                                             22             -
 Prepaids and other current assets                             355             -
                                                         ---------     ---------

     Total current assets                                  132,485       112,603

Deferred financing costs, net of accumulated
  amortization of $95 and $7, respectively                     430           518
                                                         ---------     ---------

                                                         $ 132,915     $ 113,121
                                                         =========     =========

Liabilities and Members' Equity
Current liabilities:
 Accounts payable and payables to subcontractors         $ 101,444     $  90,472
 Accrued vacation                                            9,627         7,947
 Accrued salaries and employee benefits                     14,292         6,770
 Payable to Members                                            516           732
 Line of Credit                                              6,000             -
                                                         ---------     ---------

     Total current liabilities                             131,879       105,921

Contingencies (Note 6)

Members' equity                                              1,036         7,200
                                                         ---------     ---------

                                                         $ 132,915     $ 113,121
                                                         =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                     Page F - 32

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Statements of Income
for the years ended December 31, 2000, 1999 and 1998
(amounts in thousands of dollars)
-------------------------------------------------------------------------------

                                                                           2000                    1999                    1998
Gross revenue                                                           $  673,751             $   646,398             $   636,190

Subcontractor costs and direct material costs                             (417,203)               (456,015)               (464,692)
                                                                        ----------             -----------             -----------

     Service revenue                                                       256,548                 190,383                 171,498

Direct cost of service and overhead                                       (236,759)               (176,898)               (155,962)
                                                                        ----------             -----------             -----------

     Operating income                                                       19,789                  13,485                  15,536

Other income (expense):
 Interest income                                                               669                     539                     295
 Interest expense                                                              (22)                   (385)                   (331)
                                                                        ----------             -----------             -----------

      Net income before cumulative effect of
          adoption of a new accounting principle                            20,436                  13,639                  15,500

 Cumulative effect of adoption of a new accounting
  principle (Note 2)                                                             -                    (839)                      -

                                                                        ----------             -----------             -----------

      Net income                                                        $   20,436             $    12,800             $    15,500
                                                                        ==========             ===========             ===========

Pro forma net income amounts assuming change in the adoption of
 a new accounting principle is applied retroactively (Note 2)                                  $    13,639             $    16,177
                                                                                               ===========             ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                     Page F - 33

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Statements of Members' Equity
for the years ended December 31, 2000, 1999 and 1998
(amounts in thousands of dollars)
--------------------------------------------------------------------------------

                                                                  Kaiser K-H               CH2M Hill
                                                                 Holdings,             Constructors,
                                                                     Inc.                   Inc.                     Total
Members' equity, December 31, 1997                             $        1,085          $        1,085                   2,170

     Net income                                                         7,750                   7,750                  15,500
     Distribution                                                      (8,335)                 (8,335)                (16,670)
                                                               --------------          --------------           -------------

Members' equity, 2000                                                     500                     500                   1,000

     Net income                                                         6,400                   6,400                  12,800
     Distributions                                                     (3,300)                 (3,300)                 (6,600)
                                                               --------------          --------------           -------------

Members' equity, December 31, 1999                                      3,600                   3,600                   7,200

     Net income                                                        10,218                  10,218                  20,436
     Distributions                                                    (13,300)                (13,300)                (26,600)
                                                               --------------          --------------           -------------

Members' equity, December 31, 2000                             $          518          $          518                   1,036
                                                               ==============          ==============           =============


  The accompanying notes are an integral part of these consolidated financial statements.

                                                                     Page F - 34

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Statements of Cash Flows
for the years ended December 31, 2000, 1999 and 1998
(amounts in thousands of dollars)
--------------------------------------------------------------------------------

                                                                                2000                  1999                  1998
Cash flows from operating activities:
 Net income                                                                     20,436          $      12,800          $     15,500
 Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
       Cumulative effect of adoption of a new accounting principle               -                        839                 -
       Amortization                                                                 88                    172                   787
       Changes in assets and liabilities:
         (Increase) decrease in contract receivables                           (17,664)                17,085               (36,963)
         Increase in due from employees                                            (22)                 -                     -
         Decrease (increase) in receivable from Member                           -                        396                  (396)
         Increase in prepaids and other current assets                            (355)                 -                     -
         Increase (decrease) in accounts payable and payables to                10,972                (24,741)               36,597
           subcontractors
     Increase (decrease) in other accrued expenses                               9,202                  2,051                (3,479)
     Decrease in payable to Members                                               (216)                   (10)               (1,914)
                                                                          ------------          -------------         -------------
       Net cash provided by operating activities                                22,441                  8,592                10,132
                                                                          ------------          -------------         -------------
Cash flows from financing activities:
 Distributions to Members                                                      (26,600)                (6,600)              (16,670)
 Payment of financing costs                                                      -                       (300)                -
 Proceeds from credit facility                                                  42,000                  -                     -
 Payments on credit facility                                                   (36,000)                 -                     -
                                                                          ------------          -------------         -------------
       Net cash used in financing activities                                   (20,600)                (6,900)              (16,670)
                                                                          ------------          -------------         -------------
Net increase (decrease) in cash and cash equivalents                             1,841                  1,692                (6,538)
Cash and cash equivalents, beginning of year                                     5,336                  3,644                10,182
                                                                          ------------          -------------         -------------
Cash and cash equivalents, end of year                                           7,177          $       5,336         $       3,644
                                                                          ============          =============         =============
Supplemental cash flow information:
 Cash paid for interest                                                             22          $         212         $         221
                                                                          ============          =============         =============
Supplemental noncash financing activity:
 Accrued financing costs                                                                        $         225         $           -
                                                                                                =============         =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                     Page F - 35

Kaiser-Hill Company, LLC and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. Organization

   Kaiser-Hill Company, LLC (the "Company") was formed on October 24, 1994. The principal business of the Company is to procure, execute, deliver, and perform under a contract with the Department of Energy ("DOE") to manage the programs and operate the DOE facilities at Rocky Flats Environmental Technology Site ("RFETS") in Golden, Colorado. The mission of the RFETS is directed toward cleanup, deactivation, and preparation for decontamination and disposition of these DOE facilities.

   The Company is a limited liability company owned equally by Kaiser KH Holdings, Inc., a wholly owned subsidiary of Kaiser Group Holdings, Inc. (formerly known as Kaiser Group International, Inc.) ("Kaiser"), and CH2M Hill Constructors, Inc., an indirect wholly owned subsidiary of CH2M Hill Companies, Ltd. ("CH2M Hill") (collectively, the "Members"). Net profits and/or losses and distributions thereof are allocated equally to the Members.

   At December 31, 2000, the Company employed 1,523 hourly workers and 1,219 salaried workers. Approximately 93% of the hourly employees are represented by United Steel Workers of America (the "Union") under a collective bargaining agreement which expires on January 15, 2007 (see Note 8).

   On January 24, 2000, the Company and the DOE entered into a new contract effective February 1, 2000. The new contract is in effect until the physical completion of the Rocky Flats Closure Project including closure, disposal of nuclear material, demolition of facilities, environmental remediation, waste disposal, infrastructure and general site operations. Under the new contract, the Company has the opportunity to earn fee if the total costs incurred are below the contract target cost or the completion of the site closure is before March 31, 2007. In addition, the Company can lose fees if the costs exceed an amount equal to $200 million above the contract target cost or the site closure is after March 31, 2007. The maximum and minimum fee available to be earned by the Company through the date of closure is $460 million and $150 million, respectively.

2. Significant Accounting Policies

   Principles of Consolidation

   The consolidated financial statements include the Company and its wholly owned subsidiary Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

   Revenue Recognition

   Under the previous contract, revenue was recognized using the percentage of completion method whereby revenue was accrued in an amount equal to cost plus management's best estimate of base fee, performance based incentive fees and cost reduction proposal fees to be received.

   Under the new contract, revenue is recognized using the percentage of completion method whereby revenue is accrued in an amount equal to cost plus management's best estimate of fees. Fees are estimated based on projected total contract costs and site closure date. The Company continually monitors its progress towards the completion dates and it's estimated costs at completion and will modify its estimates of earnings as needed. Changes in these estimates could have a significant effect on future earnings of the Company.

   Statements of Cash Flows

   For purposes of the statements of cash flows, the Company considers cash in checking and short-term investments with original maturities of three months or less to be cash and cash equivalents.

   The Company maintains its cash accounts primarily with banks located in Colorado, New York and Washington D.C. Cash balances are insured by the FDIC up to $100,000 per bank and cash equivalents are not insured by the FDIC. As of December 31, 2000, the majority of the cash balance was made up of cash equivalents.

                                                                     Page F - 36

Kaiser-Hill Company, LLC and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   New Accounting Policy

   Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities, which states that costs of start-up activities, including organizational costs, be expensed when incurred. Upon adoption, the Company recorded a cumulative effect of a change in accounting principle of $839,000 in the accompanying consolidated statements of income. Assuming SOP 98-5 was not adopted in 1999, amortization on start-up activities would have been approximately $609,000 and the remaining $203,000 would have been expensed in 2000. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application had SOP 98-5 been in effect during the years presented.

   Income Taxes

   The financial statements do not include a provision for income taxes because the Company is treated as a partnership for income tax purposes and does not incur federal or state income taxes. Instead, its earnings and losses are included in the Members' separate income tax returns.

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivatives and Hedging Activities ("SFAS 133"). SFAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") was issued. SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 138 addresses a limited number of issues causing difficulties in the implementation of SFAS 133 and is required to be adopted concurrent with SFAS 133. The Company has not engaged in hedging activities and does not believe that the adoption of SFAS 133 and SFAS 138 will have a material impact on the Company's financial position or results of operations.

   In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities-a Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities" and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Among other requirements, SFAS 140 requires a debtor to (a) reclassify financial assets pledged as collateral and report those assets in its statement of financial position separately from other assets not so encumbered if the secured party has the right by contract or custom to see or repledge the collateral and (b) disclose assets pledged as collateral that have not been reclassified and separately reported in the statement of financial position. SFAS 140 is effective for financial statements for fiscal years ending after December 15, 2000. The Company adopted SFAS 140 for the year ending December 31, 2000, the results of which did not have material impact on the financial statements or note thereto.

3. Related Party Transactions

   In 2000 and 1999, the Members were subcontracted by the Company to perform certain tasks under the DOE contract. The "Payable to Members" in the accompanying balance sheets as of December 31, 2000 and 1999 consists of $540,000 and $297,000, respectively, to Kaiser and $(24,000) and $435,000, respectively, to CH2M

                                                                     Page F - 37

Kaiser-Hill Company, LLC and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Hill for these subcontracted tasks. These payables are non-interest bearing.

   In addition, costs incurred related to work performed by Kaiser and CH2M Hill, the majority of which are reimbursable and billed under the DOE contract, were approximately $0 and $799,000 in 2000, respectively, $609,000 and $938,000 in 1999, respectively, and $3,600,000 and $960,000 in 1998, respectively.

4. Contract Receivables

   Contract receivables as of December 31, 2000 and 1999 represent unbilled receivables due under the DOE contract. Unbilled receivables result from revenue that has been earned by the Company but not billed to the DOE as of the end of the period. The unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the unbilled receivables will be billed and collected in less than one year.

   The Company's contract receivables result primarily from its long-term contract with the DOE. As a consequence, management believes that credit risk is minimal.

5. Business Loan and Security Agreement

   Effective November 2, 1999, the Company, including its wholly owned subsidiary Kaiser-Hill Funding Company, LLC, entered into a Business Loan and Security Agreement (the "Agreement") with Bank of America, N.A. ("BOA") replacing its previous agreement with NationsBank, N.A. The Company, Kaiser and CH2M Hill granted a first lien security interest to BOA in all of the ownership and equity interest of the Company. As of December 31, 2000 and 1999, the Company has $6,000,000 and $0 outstanding, respectively.

   Under the agreement, the Company has financing available which provides temporary financing for the payment of the Company's costs incurred under the DOE contract. This financing is utilized throughout the year for periods of less than one month as, under the terms of the DOE contract, the DOE must pay the Company's invoices within three business days of receipt. The funding level under the agreement can not exceed a Maximum Borrowing Base calculated on the lesser of eligible billed and unbilled government accounts receivable, as defined, or $35,000,000. Under the terms of the agreement, interest on the advances is calculated either under a rate based upon LIBOR or a rate based upon the higher of the Federal Funds Rate or the Prime Rate.

   The agreement also contains various covenants, including tangible net worth, fixed charge ratio and minimum cash balances requirements, among other restrictions. Management believes the Company was in compliance with all restrictive covenants.

6. Contingencies

   The Company's reimbursable costs are subject to audit in the ordinary course of business by various U.S. Government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

7. Employee Benefit Plans

   In accordance with the DOE contract, the Company sponsors several benefit plans covering substantially all employees who meet length of service requirements. These plans include the following defined benefit pension plans: The Rocky Flats Multiple Employer Salaried Retirement Plan and the Kaiser-Hill Retirement Plan for Hourly Production and Maintenance Employees. The Company also sponsors the following defined contribution plans: Kaiser-Hill Company, LLC Savings Plan for Hourly Employees, which includes no Company matching; and Rocky Flats Multiple Employer Salaried Thrift Plan, which includes Company matching. The Company contribution amounts for the Savings Plan/Thrift Plan were approximately $608,000, $454,000 and $413,000 for 2000, 1999 and 1998, respectively. No amounts were contributed to the Retirement

                                                                     Page F - 38

Kaiser-Hill Company, LLC and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Plans during 2000, 1999 and 1998 because the Plans were overfunded.

   The Company administers these benefit plans with benefits equivalent to the RFETS contractor benefit plans maintained by the contractor that preceded the Company at RFETS. Under the DOE contract, the Company recognizes the cost of benefit plans when paid, and such costs are reimbursed by the DOE. Any excess pension plan assets or unfunded pension plan liability which may currently exist or is remaining at the end of the DOE contract is the responsibility of the DOE.

8. Subsequent Events

   The Company signed a new collective bargaining agreement with the United Steel Workers of America on January 3, 2001. The new contract will expire on January 15, 2007, and included terms related to job classifications, wage increases, benefit increases including a Company match for the Savings Plan/Thrift Plan and implemented an incentive structure based on the projected site completion date.

                                                                     Page F - 39

                                                                      SCHEDULE I

Kaiser-Hill Company, LLC and Subsidiary
Supplementary Consolidating Information to
Consolidated Financial Statement

Balance Sheet
as of December 31, 2000
(amounts in thousands of dollars)
--------------------------------------------------------------------------------

                                                                          Kaiser-Hill
                                                  Kaiser-Hill              Funding
                                                  Company                 Company
                                                    LLC                    LLC                Eliminations         Consolidated
Assets:
Current assets:
 Cash and cash equivalents                        $   7,145         $          32         $             -     $          7,177
 Contract receivables                               104,592                20,339                                      124,931
 Intercompany receivable                             14,339                    78                 (14,417)                   -
 Due from employees                                      22                     -                       -                   22
     Prepaids and other current assets                  355                     -                       -                  355
                                                 ----------         -------------         ---------------     ----------------
     Total current assets                           126,453                20,449                 (14,417)             132,485

Investment in Kaiser-Hill Funding
 Company, LLC                                           105                     -                    (105)                   -
Financing costs, net of accumulated
     amortization of $95                                430                     -                       -                  430
                                                 ----------         -------------         ---------------     ----------------
                                                  $ 126,988         $      20,449         $       (14,522)    $        132,915
                                                  =========         =============         ===============     ================
Liabilities and Members' Equity:
Current liabilities:
 Accounts payable and payable to
  subcontractors                                  $ 101,439         $           5         $             -     $        101,444
 Accrued vacation                                     9,627                     -                       -                9,627
 Accrued salaries and employee benefits              14,292                     -                       -               14,292
 Intercompany payables                                   78                14,339                 (14,417)                   -
 Payable to Members                                     516                     -                       -                  516
     Line of credit                                       -                 6,000                       -                6,000
                                                 ----------         -------------         ---------------     ----------------
     Total current liabilities                      125,952                20,344                 (14,417)             131,879

Members' equity                                       1,036                   105                    (105)               1,036
                                                 ----------         -------------         ---------------     ----------------
                                                 $  126,988         $      20,449         $       (14,522)    $        132,915
                                                 ==========         =============         ===============     ================

                                                                     Page F - 40

                                                                     SCHEDULE II

Kaiser-Hill Company, LLC and Subsidiary
Supplementary Consolidating Information to
Consolidated Financial Statements

Statement of Income
for the year ended December 31, 2000
(amounts in thousands of dollars)
--------------------------------------------------------------------------------

                                                                       Kaiser-Hill
                                                  Kaiser-Hill            Funding
                                                  Company                Company
                                                     LLC                   LLC            Eliminations            Consolidated
Gross revenue                                     $  673,751          $         -        $           -          $     673,751
Intercompany revenue                                       -                  160                 (160)                     -
Intercompany expense                                    (160)                   -                  160                      -
Subcontractor costs and direct
   material costs                                   (417,205)                   2                    -               (417,203)
                                                  ----------          -----------        -------------          -------------
       Service revenue                               256,386                  162                    -                256,548

Direct cost of service and overhead                 (236,618)                (141)                   -               (236,759)
                                                  ----------          -----------        -------------          -------------
       Operating income                               19,768                   21                    -                 19,789

Other income (expense):
 Interest income                                         669                    -                    -                    669
 Interest expense                                          -                  (22)                   -                    (22)
                                                  ----------          -----------        -------------          -------------
Net income (loss)                                 $   20,437          $        (1)       $           -          $      20,436
                                                  ==========          ===========        =============          =============

                                                                     Page F - 41

                     Report of Independent Accountants on
                         Financial Statement Schedule

To Board of Directors and
  Shareholders of Kaiser Group Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 28, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
March 28, 2001

                                                                        Page S-1

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                                (in thousands)


               Column A                  Column B       Column C        Column D       Column E
--------------------------------------  ----------   ---------------  -------------  -------------
                                                        Additions
                                                        ------------
                                        Balance at
                                        ----------
                                        beginning   Charged to costs                                Balance at end
                                        ----------  ----------------                                --------------
             Description                of Period     and expenses        Other       Deductions      of period
--------------------------------------  ---------     ------------      ---------    ------------     ---------
Year Ended December 31, 2000
Deducted from asset account:
  Allowance for doubtful accounts          $ 9,594        $    --       $      --          (8,175)         $ 1,419

Deducted from asset account and
  included in other liabilities:
  provision for future losses
     on contracts                           19,953             --              --         (16,872)           3,081
                                           -------        -------       ---------       ---------          -------
                                           $29,547        $             $               $ (25,047)         $ 4,500
                                           =======        =======       =========       =========          =======

Year Ended December 31, 1999
Deducted from asset account:
  Allowance for doubtful accounts          $10,850          5,414          (2,508)(3)       6,162 (1)      $ 9,594

Deducted from asset account and
  included in other liabilities:
  provision for future losses
     on contracts                           29,679          9,225          18,833(4)       35,784(2)        19,953
                                           -------        -------       ---------       ---------          -------
                                           $40,529        $14,639       $  16,325       $  41,926          $29,547
                                           =======        =======       =========       =========          =======

Year Ended December 31, 1998
Deducted from asset account:
  Allowance for doubtful accounts          $ 7,142         15,111           1,756(4)       13,159(1)       $10,850

Deducted from asset account and
  included in other liabilities:
  provision for future losses
     on contracts                            1,199         76,210                          47,730(2)        29,679
                                           -------        -------       ---------       ---------          -------
                                           $ 8,341        $91,321       $   1,756       $  60,889          $40,529
                                           =======        =======       =========       =========          =======

_____________
(1) Reflects amounts written off against the allowance and related accounts receivable accounts and settlement of doubtful accounts.
(2) Reflects losses charged against the provision for contract losses and restructuring charges.
(3) Reflects deductions to reserves related to amounts divested as part of 1999 asset sales transactions
     (Note 4 to consolidated financial statements)
(4)  Reflects reclassified additions to reserves.

                                                                        Page S-2