Form 10-Q
period 2001-03-31
KAISER GROUP HOLDINGS INC
filed 2001-05-14
CIK 856200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On May 10, 2001, there were 1,610,195 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

                                                                          Page-1

                          KAISER GROUP HOLDINGS, INC.

                               INDEX TO FORM 10-Q


                                                                                                           Page
Part I - Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         March 31, 2001 and December 31, 2000...................................                             3
         Consolidated Statements of Operations and Comprehensive Income (Loss)
         Three Months Ended March 31, 2001 and 2000.............................                             4

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2001 and 2000.............................                             5

         Notes to Consolidated Financial Statements.............................                          6-11

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................                        12-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............                             19

Part II - Other Information

Item 1. Legal Proceedings Item.................................................                             20

Item 2. Changes in Securities and Use of Proceeds..............................                             20

Item 3. Defaults Upon Senior Securities........................................                             20

Item 4. Submission of Matters to a Vote of Security Holders....................                             20

Item 5. Other Information......................................................                             20

Item 6. Exhibits and Reports on Form 8K........................................                             20


                                                                          Page-2

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)




                                                                            March 31,        December 31,
                                                                              2001              2000
                                                                            ---------        ------------
                                     ASSETS                                         Successor
                                                                                    ---------
Current Assets
Cash and cash equivalents.............................................      $ 40,557           $ 41,344
Restricted cash.......................................................         4,623             16,190
Contract receivables, net.............................................           235              1,692
Prepaid expenses and other current assets.............................         2,627              2,861
Net assets of discontinued operations.................................        21,631             10,712
                                                                            --------           --------
      Total Current Assets............................................        69,673             72,799
                                                                            --------           --------

Other Assets
Investments in and advances to affiliates.............................        27,580             26,692
Notes receivable......................................................         6,550              6,550
Prepaid expenses and other long-term assets...........................           515                127
                                                                            --------           --------
                                                                              34,645             33,369
                                                                            --------           --------
      Total Assets....................................................      $104,318           $106,168
                                                                            ========           ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable......................................................      $  4,698           $  2,367
Accrued salaries and benefits.........................................         8,271              9,148
Other accrued expenses................................................         3,624              6,848
Income taxes payable..................................................           178                305
                                                                            --------           --------
      Total Current Liabilities.......................................        16,771             18,668

Commitments and Contingencies

Preferred stock
    Authorized--2,000,000 shares
    Issued and outstanding--  0 shares................................            --                 --
New Common stock, par value $.01 per share:
    Authorized--3,000,000 shares
    Issued and outstanding-- 0 shares.................................            --                 --
Old Common stock, par value $.01 per share:
    Authorized--90,000,000 shares
    Issued and outstanding -- 23,254,968 and 23,414,328 shares,
      respectively at March 31, 2001 and December 31, 2000............           233                234
Capital in excess of par..............................................        87,267             87,266
Accumulated earnings..................................................            26                 --
Accumulated other comprehensive income................................            21                 --
                                                                            --------           --------
      Total Liabilities and Shareholders' Equity......................      $104,318           $106,168
                                                                            ========           ========

See notes to consolidated financial statements

                                                                          Page-3

KAISER GROUP HOLDINGS, INC. AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In thousands, except per share amounts)


                                                                                             For the three months ended
                                                                                                     March 31,
                                                                                        ----------------------------------
                                                                                               2001             2000
                                                                                             -------          -------
                                                                                            Sucessor         Predecessor
                                                                                            --------         -----------
                                                                                                   (Unaudited)
Gross Revenue..............................................................                       --     |   $ 171,790
 Subcontract and direct material costs.....................................                       --     |    (125,523)
                                                                                             -------     |   ---------
Service Revenue............................................................                       --     |      46,267
Operating Expenses                                                                                       |
 Direct labor and fringe benefits..........................................                       --     |      36,772
 Administrative expenses...................................................                    3,739     |       2,476
 Depreciation and amortization.............................................                       --     |         828
 Restructuring charges.....................................................                       --     |         667
                                                                                             -------     |   ---------
Operating Income (Loss)....................................................                   (3,739)    |       5,524
Other Income (Expense)                                                                                   |
   Equity income in earnings of affiliate (net of an amortization charge                                 |
       of $881 for the period ended March 31, 2001)........................                    2,819     |          --
 Interest income...........................................................                      965     |         676
 Interest expense..........................................................                       --     |      (4,222)
                                                                                             -------     |   ---------
Income (Loss) From Continuing Operations Before Income Tax and                                           |
      Minority Interest....................................................                       45     |       1,978
      Income tax (expense) benefit.........................................                      (19)    |         153
                                                                                             -------     |   ---------
Income (Loss) From Continuing Operations Before Minority Interest..........                       26     |       2,131
      Minority interest in net income of affiliated company....................                   --     |      (4,800)
                                                                                             -------     |   ---------
Income (Loss) From Continuing Operations...................................                       26     |      (2,669)
     Income (Loss) from discontinued operations, net of tax................                       --     |         343
                                                                                             -------     |   ---------
Net Income (Loss)..........................................................                  $    26     |   $  (2,326)
                                                                                             =======     |   =========
                                                                                                         |
Basic and Diluted Earnings (Loss) Per Share:                                                             |
    Continuing operations, net of tax......................................                  $  0.00     |   $   (0.11)
    Discontinued operations, net of tax....................................                     0.00     |        0.01
                                                                                             -------     |   ---------
 Net Earnings (Loss) Per Share.............................................                  $  0.00     |   $   (0.10)
                                                                                             =======     |   =========
                                                                                                         |
                                                                                                         |
Weighted average shares for basic earnings (loss) per share................                   23,255     |      23,562
 Effect of dilutive stock options..........................................                       --     |          --
                                                                                             -------     |   ---------
Weighted average shares for diluted earnings (loss) per share..............                   23,255     |      23,562
                                                                                             =======     |   =========
                                                                                                         |
Comprehensive Income (Loss)                                                                              |
    Net Income (Loss)......................................................                  $    26     |   $  (2,326)
    Other Comprehensive Income:                                                                          |
        Change in cumulative foreign translation adjustments...............                       21     |       1,421
                                                                                             -------     |   ---------
                                                                                                         |
            Total Comprehensive Income (Loss).................................               $    47     |   $    (905)
                                                                                             =======     |   =========

See notes to consolidated financial statements.

                                                                          Page-4

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                              For the three months ended
                                                                                                       March 31,
                                                                                              -------------------------
                                                                                               2001               2000
                                                                                              -------           --------
                                                                                              Sucessor        Predecessor
                                                                                                     (Unaudited)
Operating Activities
 Net income (loss)..................................................................          $    26      |    $ (2,326)
 Adjustments to reconcile net (loss) to net cash (used in) operating activities:                           |
  Net (income) of discontinued operations...........................................               --      |        (343)
  Depreciation and amortization.....................................................                       |         828
  Equity in income of unconsolidated affiliate......................................           (2,819)     |          --
  Minority interest in net income of affiliate......................................               --      |       4,800
  Changes in operating assets and liabilities, net of acquisitions and dispositions:                       |
   Contract receivables, net........................................................            1,457      |     (25,913)
   Prepaid expenses and other current assets........................................             (154)     |        (506)
   Accounts payable and accrued expenses............................................           (1,770)     |      20,306
   Income tax payable...............................................................             (127)     |      (2,556)
   Other operating activities.......................................................              183      |        (516)
                                                                                              -------      |    --------
    Net Cash (Used in) Operating Activities.........................................           (3,204)     |      (6,226)
                                                                                              -------      |    --------
                                                                                                           |
Investing Activities                                                                                       |
 Distributions from 50% owned affiliate.............................................            1,950      |          --
 Sale of investment.................................................................               --      |         977
 Purchases of fixed assets..........................................................               --      |        (135)
                                                                                              -------      |    --------
    Net Cash Provided by Investing Activities.......................................            1,950      |         842
                                                                                              -------      |    --------
Financing Activities                                                                                       |
 Distribution of income to minority interest........................................               --      |      (5,183)
 Release of restricted cash from expired letters of credit..........................              467      |          --
 Change in book overdraft...........................................................               --      |       4,072
                                                                                              -------      |    --------
    Net Cash Generated by (Used in) Financing Activities............................              467      |      (1,111)
                                                                                              -------      |    --------
Effect of Exchange Rate Changes on Cash.............................................               --      |          73
                                                                                              -------      |    --------
(Decrease) in Cash and Cash Equivalents.............................................             (787)     |      (6,422)
Cash and Cash Equivalents at Beginning of Period....................................           41,344      |      26,391
                                                                                              -------      |    --------
Cash and Cash Equivalents at End of Period..........................................          $40,557      |    $ 19,969
                                                                                              =======      |    ========


See notes to consolidated financial statements.

                                                                          Page-5

                  KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Presentation

     The accompanying consolidated financial statements of Kaiser Group Holdings, Inc. and subsidiaries (the Company), except for the December 31, 2000 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

     These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the March 31, 2001 financial statements.

     Kaiser Group Holdings, Inc. is a Delaware holding company that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. ("Old Kaiser"), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with an approved plan of reorganization (the Second Amended Plan of Reorganization (the "Plan")) that was effective on December 18, 2000 (the Effective Date). The Company is deemed a "successor issuer" to Old Kaiser by virtue of rule 12-g 3(a) under the Securities Exchange Act of 1934. References to "the "Company" or "Kaiser Holdings" in this report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser as well as other information relative to the process regarding the Plan distributions of the cash and new securities can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser.

Changes in Accounting Affecting Comparability of Financial Statements
---------------------------------------------------------------------

     Investment in Kaiser-Hill: Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill Company, LLC's board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill's results of operations with those of its only other remaining business segment, the Engineering Operations. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement whereby the other 50% owner has the right to designate 3 out of the 5 members of Kaiser-Hill's board of managers. The Company retains the right to designate 2 out of the 5 members of Kaiser-Hill's board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and financial information for periods after June 8, 2000 is reflected on the equity method.

     Discontinued Engineering Operations: In two separate transactions completed in July 2000 and August 2000, the Company sold the majority of its Engineering Operations pursuant to its Plan of Reorganization as filed with the Bankruptcy Court. Accordingly, the financial results of the divested operations have been presented in the accompanying financial statements as "discontinued operations" for all periods presented.

     Adoption of Fresh-Start Reporting: The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), requires that under certain circumstances resulting from a bankruptcy, a new entity is created for financial reporting purposes upon the emergence of that entity from bankruptcy. Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of stockholders' equity and any accumulated deficit of the predecessor entity is offset against available paid-in-capital to result in an emerging retained earnings of zero. Additionally, assets and liabilities are recorded at their fair values. Since the financial information as of and subsequent to December 31, 2000 has been prepared as if it is of a new reporting entity, a black line has been shown to separate new entity information from prior entity information on the Statements of Operations and the Statements of Cash Flows since such presentations were not prepared on a comparable basis to the prior year.

     The recorded value for the emergent enterprise used for fresh start reporting, resulting in the December 31, 2000 stockholder's equity balance of $87.5 million, was determined by management with the assistance of independent advisors. The methodology employed involved estimation of the enterprise value taking into consideration a discounted cash flow analysis. The discounted cash flow analysis was based on a seven-year cash flow projection prepared by management -

                                                                          Page-6
taking into consideration the terminal value of its assets and liabilities as of immediately prior to its emergence from bankruptcy on December 18, 2000. Terminal values of assets and liabilities were determined based either on contracted amounts, actuarial present values and/or management's estimates of the outcome of certain operating activities. Net after-tax cash flows, assuming a 40% effective tax rate, were discounted at 17% in order to take into consideration the risks and uncertainties inherent in such projections. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Estimates and assumptions regarding individual retained matters which form the collective composition of the overall enterprise value as of December 18, 2000 are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company. Accordingly, there may be differences between projections and actual results because events and circumstances frequently do not occur as expected and may be significant. More specifically, assumptions within the valuation related to the amount and timing of the ultimate performance and related cash flows of the Company's investment in Kaiser-Hill have the greatest impact to the overall enterprise valuation.


2.  General Terms of Plan and Status of Bankruptcy Distributions

     The effectiveness of the Plan as of December 18, 2000 did not in and of itself complete the bankruptcy process. The process of resolving in excess of $500 million of claims initially filed in the Kaiser Group International bankruptcy process is ongoing. Old Kaiser has objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount determined to be owing to the creditor, such portion of the claim is deemed to be an allowed claim by the Bankruptcy Court (an "Allowed Claim"). The Company cannot predict with accuracy when the claims resolution process will be complete or what the total amount of Allowed Claims will be, but it does expect the process to continue at least for the preponderance of 2001.

     In very general terms, the Plan contemplates different types of distributions to be made to three basic classes of creditors:

 . Holders of "Class 3" claims in the Kaiser Group International bankruptcy-- generally trade and similar creditors with claims of $20,000 or less--will receive cash for their claims.

 . "Class 4", the largest class of claims in the Kaiser Group International bankruptcy, is made up of creditor claims other than Class 3 claims and equity claims. Class 4 claims include holders of the former Kaiser Group International senior subordinated notes due 2003. Holders of Class 4 claims are to receive a combination of cash and Kaiser Group Holdings preferred and common stock in respect of their claims. Such holders will receive one share of preferred stock and one share of common stock for each $100 of claims. However, the number of shares of preferred stock to be issued will be reduced by one share for each $55.00 of cash received by the holder of a Class 4 claim.

 . The third class of claims recognized in the Kaiser Group International bankruptcy are equity claims, consisting of holders of former Kaiser Group International common stock and other "Equity Interests" as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of common stock of Kaiser Group Holdings equal to 17.65% of the number of shares of such common stock issued to holders of Class 4 Claims. In the initial distribution, one share of Kaiser Group Holdings common stock will be issued for each 96 shares of previously outstanding Kaiser Group International common stock. Additional distributions of Kaiser Group Holdings common stock will be made as additional shares of common stock are issued to holders of newly allowed Class 4 claims. Apart from holders of former Kaiser Group International common stock, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Kaiser Group International in 1998. The Bankruptcy Court recently confirmed the equity nature of those claims, which were treated as such in the initial distribution under the Plan.

     Pursuant to the terms of Old Kaiser's Plan, the Company was required to complete its initial bankruptcy distribution within 120 days of the effective date of the Plan. Accordingly, on or about April 17, 2001, the Company effected its initial distribution (as described in following discussion). At that time, there were approximately $136.8 million of Class 4 claims that had been allowed in the bankruptcy process. The amount of unresolved claims was approximately $130.3 million, for a total of $268.1 million in Class 4 claims relevant to the initial distribution. The Company continues to believe that the amount of Class 4 claims to ultimately be allowed in the Kaiser Group International bankruptcy will be approximately $150.0 million. Kaiser Group Holdings expects to make substantial progress in the resolution of currently unresolved claims over the balance of this calendar year.

     Old Kaiser's Plan, however, provides that cash reserves must be retained by the Company with respect to unresolved claims. Because of delays in, and substantial uncertainties as to, the resolution of unresolved claims, the Company is required

                                                                          Page-7
by the terms of the Plan to hold a substantial cash reserve against these unresolved claims. This factor and others, including the fact that the Company has not yet received a substantial cash payment that the Company claims it is due from the owner of the Nova Hut steel mini-mill in the Czech Republic (see
Note 5 - Contingencies), limit the amount of cash available for the initial distribution to the holders of allowed Class 4 claim holders. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of Allowed and "deemed allowed" Class 4 claims, was available for the initial distribution to Allowed Class 4 claims. Thus, more shares of Kaiser Group Holdings' preferred stock were issued than would have been had the claims resolution process advanced more quickly and had cash been available from the Nova Hut project and/or other sources. Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.1 million of the $25.0 million was paid into the reserve cash account. The Board of Directors plans to consider, not less often than quarterly, the amount of cash that can be released from reserves as a result of claims resolutions and therefore, made available to redeem outstanding preferred stock at the redemption price of $55.00 per share.

     The following table (in thousands) depicts the effect of the above mentioned Plan status on a pro forma basis on the Company's balance sheet as of March 31, 2001, including various unaudited pro forma adjustments that depict the completion of all remaining bankruptcy claims resolutions, related distributions and a projected preferred stock redemption using the following assumptions relative to the bankruptcy resolution:

 . the total Allowed Class 3 Claims approximate $1.0 million,
 . the total Allowed Class 4 Claims approximate $150.0 million,
 . the total cash paid as of the bankruptcy initial distribution date collectively totals $13.7 million ($0.9 million and $12.8 million, respectively for Allowed Class 3 and Allowed Class 4 Claims), and
 . the total excess cash reserves available upon the completion of all bankruptcy claims and distributions approximates $13.5 million and is available for a redemption of outstanding New Preferred Stock.

                                                                        Pro Forma Adjustments
                                                     -------------------------------------------------------------
                                                           Actual
                                                          Initial            Remaining
                                                        Distribution        Distributions         Pro Forma
                                         March 31,       (April 17,              and              March 31,
Balance Sheet Category                     2001            2001)            Redemptions             2001
----------------------                 ------------   --------------      ----------------    ---------------
Cash                                    $ 40,557         $(13,706)(d)       $(14,700)(e),(f)      $12,151
Other current assets                      29,116                                                   29,116
Other noncurrent assets                   34,645               --                --                34,645
                                        --------         --------          --------               -------
                                        $104,318         $(13,706)         $(14,700)              $75,912
                                        ========         ========          ========               =======

Current Liabilities                     $ 16,771         $   (912)(d)                             $15,859
Preferred Stock                               --           62,481(b)       $ (7,500)(e),(f)        54,981
Common Stock                                 233             (216)(a),(c)         1(e)                 18

Capital in excess of par                  87,267          (75,059)(a),(b),   (7,201)(e)             5,007
                                                                  (c),(d)
Accumulated earnings                          26                                                       26
Accumulated other comprehensive
 amount                                       21               --                --                    21
                                        --------         --------          --------               -------
    Total Liabilities and
     Shareholders' Equity               $104,318         $(13,706)         $(14,700)              $75,912
                                        ========         ========          ========               =======

Pro forma Adjustments:

(a)  Reflects the cancellation of the Old Common Stock.
(b) Reflects the issuance of 1,136,024 shares of New Preferred Stock related to the initial distribution on April 17, 2001.
(c) Reflects the issuance of 1,610,195 shares of New Common Stock related to the initial distribution on April 17, 2001.
(d) Reflects the cumulative distribution of cash to Allowed Class 3 Claims totaling $0.9 million and Allowed Class 4 Claims totaling $12.8 million related to the Initial Distribution on April 17, 2001.
(e) Reflects the final bankruptcy distribution as though an additional $13.1 million in claims are deemed Allowed (resulting in the Company's total Class 4 Claim estimate of $150 million in cumulatively Allowed Class 4 Claims upon resolution of all bankruptcy claims):
      . the issuance of $1.2 million in cash ($0.09347 per $1.00 of newly Allowed Claim)
      .  the issuance of 108,737 shares of New Preferred Stock
      .  the issuance of 154,186 shares of New Common Stock
(f) Reflects the redemption of 245,073 shares of New Preferred Stock at $55.00/share, using $13.5 million of cash available from the "reserve" fund (inclusive of the $12.1 million paid into the fund at the initial distribution date and an estimate of the amount of dividends that may have been paid into the reserve fund for the set-aside preferred shares), upon the resolution of all bankruptcy claims, provided that the total of Allowed Class 4 Claims does not exceed $150 million. The pro forma redemption does not intend to reflect future redemptions based on distributions of any cash received by the Company from sources other than the excess cash from the "reserve" fund.

                                                                          Page-8

3.  Earnings Per Share

     Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS includes the weighted-average effect of dilutive securities outstanding during the period. Pursuant to the Company's Plan of Reorganization that was effective as of December 18, 2000. All then outstanding common stock equivalents were cancelled. Accordingly, no anti-dilutive information is presented as of March 31, 2001 and there were no anti-dilutive securities at March 31, 2000.


4.  Components of net assets of discontinued operations

     The components of the "Net Assets of Discontinued Operations" consist of the carrying value of the net assets of the Nova Hut project and were as follows at March 31, respectively (unaudited) (in thousands):



                                                                 2001      2000
                                                              -------   -------
    Cash.................................................     $   647   $   276
    Restricted Cash......................................      11,100        --
    Retained accounts receivable, less reserves
     and allowances of $3,145 and $3,081, respectively...      16,779    17,559
    Subcontractor retentions and other accounts payable..      (6,895)   (7,123)
                                                              -------   -------
                                                              $21,631   $10,712
                                                              =======   =======

     As of December 31, 2000, the Company had $11.1 million in letters of credit outstanding, collateralized by restricted cash balances for this project. At December 31, 2000, the restricted cash balance of $11.1 million was not included
as part of  "Net Assets of Discontinued Operations".   On February 16, 2001,
however, Nova Hut drew against the $11.1 million letter of credit prior to its expiration on March 5, 2001. Accordingly, the $11.1 million has been included in the March 31, 2001 balance above. See Note 5 - Contingencies. The Company has categorized this entire balance as a current asset in the accompanying Consolidated Balance Sheets.


5.     Contingencies

     Kaiser Group Holdings has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities comprising Kaiser Group Holdings. Additionally, the Company believes contingent liabilities may exist in the following areas.

     Nova Hut: Although Old Kaiser sold its Metals, Mining and Industry business unit to Hatch in August, 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which is performing a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut. At the present time, the mini-mill project is mechanically complete. The contract with Nova Hut provides for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful. However, Nova Hut has stated that the first test was not successful. To date, this dispute has not been resolved, and Kaiser Netherlands anticipates that it may be necessary to resort to legal proceeding to enforce its rights. This dispute, as well as the cost of a possible ongoing presence in Ostrava, Czech Republic, is expected to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Group Holdings.

     In connection with the Nova Hut project, on February 16, 2001 an $11.1 million cash collateralized letter of credit, which was originally expected to remain in place for at least one year following the achievement of final acceptance of the mini-mill, was drawn by Nova Hut. Kaiser Holdings anticipates it will be able to regain the cash drawn from Nova Hut pursuant to the terms of the Nova Hut contract. There also exists a retention account in a bank in the Czech Republic that holds $11.0 million withheld from payments due to Old Kaiser and its subcontractors. In addition, under the Nova Hut contract as it currently exists, Kaiser Netherlands believes that amounts payable to it include a $10 million fee due upon achievement of final acceptance. Kaiser Holdings has accrued the majority of this fee over the duration of its performance on the project and currently has it included as part of Net Assets of Discontinued Operations on the Consolidated Balance Sheet - See also Note 4. Under the terms of the asset sale transaction with Hatch, Hatch may be entitled to a portion of the fee, if any, paid to Kaiser Netherlands upon achievement of final acceptance.

       On May 3, 2001, Kaiser Holdings received correspondence from Nova Hut claiming that due to Kaiser Netherland's nonperformance of a second and third performance test by a particular date, it had effectively breached the contract and accordingly Nova Hut was demanding that it be paid $46.0 million for the breach pursuant to the terms of the contract. Relative to this breach claim, the Company was, as of May 14, 2001, in the process of confirming whether or not Nova Hut

                                                                          Page-9
had indeed accessed and/or moved the $22.1 million of cash, that had been maintained for Kaiser Netherland's benefit in a separate Czech bank account, as it is entitled to do pursuant to the contract terms in the event of a valid breach.

     Given the existing disputes with Nova Hut and the fact that Nova Hut is experiencing financial difficulties, it is not possible to determine whether, or when, Kaiser Netherlands will be able to (1) collect the substantial fees Kaiser Netherlands believes is due to it from Nova Hut, (2) reclaim the cash that had collateralized the $11.1 million letter of credit, (3) obtain the release of the $11.0 million previously retained by Nova Hut in a separate Czech bank account, or 4) determine its liability, if any, for future warranty guarantees.

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

     ICF Consulting: Kaiser Holdings owns a 10% interest in ICF Consulting Group, Inc., a privately-held entity, that was retained by Old Kaiser when it sold its Consulting Group in June 1999. Kaiser Holdings also holds approximately $6.55 million of notes (a $3.25 million Escrow Note and a $3.30 million Non-Escrow Note) issued to Old Kaiser in connection with that sale, which notes mature on June 25, 2006 and bear interest at a rate of 10 1/2% per annum. Amounts payable by ICF Consulting Group, Inc. on such notes are subject to (1) the rights of holders of ICF Consulting Group's senior lenders and (2) possible reduction as a result of indemnification claims asserted by ICF Consulting Group, Inc. pursuant to the agreements entered into by the parties at the time of Old Kaiser's sale of its Consulting Group. The Company has been advised that ICF Consulting Group, Inc. is in technical default under the financial covenants in its senior credit agreement. As a result, as of the date hereof, ICF Consulting Group, Inc. did not make the $1.0 million interest payment due on December 31, 2000. Under the terms of the notes, overdue interest bears interest at 12 1/2% per annum. Lastly, the Company is the beneficiary of $750,000 of cash resulting from the sale transaction that is currently held in escrow as collateral for various contractual indemnification provisions, if any. The escrowed cash balance was due to be released to Kaiser on April 15, 2001. On February 12, 2001, however, ICF Consulting presented the escrow agent with notice that it has claims for indemnification from the Company for amounts exceeding the balance of the escrowed cash and the $3.25 million Escrowed Note. The Company believes the claim to be without merit, has not provided for any negative outcome in the accompanying financial statements, and will vigorously defend its right to be paid the escrowed funds upon their due dates. However there can be no assurance that the Company will be successful in this effort.

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

     Preferred Stock Put Rights: Holders of its former Senior Subordinated Notes were offered the opportunity to have a right to "put" their New Preferred Stock to Kaiser Government Programs, Inc. ("KGP"), which is the indirect 100% owner of Old Kaiser's 50% interest in Kaiser-Hill, if KGP receives certain proceeds from Kaiser-Hill. This opportunity was offered in exchange for the surrender of any remaining rights held by holders of Senior Subordinated Notes as of August 14, 2000 under a guarantee previously issued by KGP. The exchange offer by KGP expired on November 15, 2000, and the holders of $124,303,000, or 99.4%, principal amount of the Old Subordinated Notes accepted the exchange offer. Effective with the Company's initial bankruptcy distribution on or about April 17, 2001, holders of Senior Subordinated Notes, as to which the KGP exchange offer was accepted, also received certificates representing the KGP put rights. The number of KGP put rights represented by such certificates correspond to the number of shares of New Preferred Stock distributed with respect to such Senior Subordinated Notes. The KGP put rights will expire on December 31, 2007. The KGP put rights obligate KGP to purchase New Preferred Stock owned by a holder of the KGP put right, at the option of the then holder of a put, under three circumstances:

                                                                         Page-10

 .    if KGP receives net after-tax proceeds from any cash distributions from
     Kaiser-Hill that, on a quarterly basis, exceed 2.8 times the amount of cash required to pay all past accrued but unpaid cash dividends on the New Preferred Stock distributed to holders of Senior Subordinated Notes pursuant to the Plan, plus the next scheduled quarterly cash dividend on New Preferred Stock;
 .    if KGP receives net after-tax proceeds from any direct or indirect disposition of any interest in Kaiser-Hill; or
 .    if KGP receives net after-tax proceeds from an extraordinary distribution from Kaiser-Hill.

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

                                                                         Page-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     Kaiser Group Holdings, Inc. is a Delaware holding company that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. ("Old Kaiser"), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with a confirmed plan of reorganization (the Second Amended Plan of Reorganization (the "Plan") (Exhibit 2.b to this Report)) that was effective on December 18, 2000. The Company is deemed a "successor issuer" to Old Kaiser by virtue of rule 12-g 3(a) under the Securities Exchange Act of 1934. References to the "Company" or "Kaiser Holdings" in this Report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser, as well as other information relative to the process regarding the Plan distributions of the cash and new securities, can be found in a Current Report on Form 8-K dated December 5, 2000 and, in less detail, in the Annual Report on Form 10-K filed with the SEC by Kaiser Group Holdings on April 2, 2001.

     Following the completion of the sales of businesses and the effectiveness of the Plan in December 2000, the Company has only a limited number of activities, assets or liabilities, primarily consisting of:

 . the ownership of a 50% interest in Kaiser-Hill Company, LLC ("Kaiser-Hill"), which serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. Kaiser-Hill has performed for DOE at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons-production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public.
 . the completion of a contract for the engineering and construction of a steel mini-mill for Nova Hut in the Czech Republic. This project is in the final stages of completion through the Company's Netherlands subsidiary, although warranty obligations may exist for a period of time following final acceptance of the mini-mill by the Nova Hut customer.
 .  the holding of a minority ownership interest in ICF Consulting Group Inc.
   (the consulting division that Old Kaiser sold in 1999) as well as the interest-bearing promissory notes and escrowed cash received in connection with that sale.
 . a wholly-owned captive insurance company that is in the process of resolving existing claims. As a result of the Company's sale of its E&C Group in 2000, the captive insurance company will be liquidated over time as existing claims are resolved.
 . an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.


General Terms and Distribution Status of Plan

     The effectiveness of the Plan as of December 18, 2000 did not in and of itself complete the bankruptcy process. The process of resolving in excess of $500 million of claims initially filed in the Kaiser Group International bankruptcy process is ongoing. Old Kaiser has objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount determined to be owing to the creditor, such portion of the claim is deemed to be an allowed claim by the Bankruptcy Court (an "Allowed Claim"). The Company cannot predict with accuracy when the claims resolution process will be complete or what the total amount of Allowed Claims will be, but it does expect the process to continue at least for the preponderance of 2001.

     In very general terms, the Plan contemplates different types of distributions to be made to three basic classes of creditors:

 . Holders of "Class 3" claims in the Kaiser Group International bankruptcy-- generally trade and similar creditors with claims of $20,000 or less--will receive cash for their claims.

 . "Class 4", the largest class of claims in the Kaiser Group International bankruptcy, is made up of creditor claims other than Class 3 claims and equity claims. Class 4 claims include holders of the former Kaiser Group International senior subordinated notes due 2003. Holders of Class 4 claims are to receive a combination of cash and Kaiser Group Holdings preferred and common stock in respect of their claims. Such holders will receive one share of preferred stock and one

                                                                         Page-12
   share of common stock for each $100 of claims. However, the number of shares of preferred stock to be issued will be reduced by one share for each $55.00 of cash received by the holder of a Class 4 claim. Thus, the more cash that is available for distribution, the less preferred stock that will actually be issued under the Plan.

 . The third class of claims recognized in the Kaiser Group International bankruptcy are equity claims, consisting of holders of former Kaiser Group International common stock and other "Equity Interests" as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of common stock of Kaiser Group Holdings equal to 17.65% of the number of shares of such common stock issued to holders of Class 4 Claims. In the initial distribution, one share of Kaiser Group Holdings' common stock will be issued for each 96 shares of previously outstanding Kaiser Group International common stock. Additional distributions of Kaiser Group Holdings common stock will be made as additional shares of common stock are issued to holders of newly allowed Class 4 claims. Apart from holders of former Kaiser Group International common stock, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Kaiser Group International in 1998. The Bankruptcy Court recently confirmed the equity nature of those claims, which were treated as such in the initial distribution.

     Pursuant to the terms of Old Kaiser's Plan, the Company was required to complete its initial bankruptcy distribution within 120 days of the effective date of the Plan. Accordingly, on or about April 17, 2001, the Company effected its initial distribution (as described in following discussion). At that time, there were approximately $136.8 million of Class 4 claims that had been allowed in the bankruptcy process. The amount of unresolved claims was approximately $130.3 million, for a total of $267.2 million in Class 4 claims relevant to the
initial distribution.   The Company continues to believe that the amount of
Class 4 Claims to ultimately be allowed in the Kaiser Group International bankruptcy will be approximately $150.0 million. Kaiser Group Holdings expects to make substantial progress in the resolution of currently unresolved claims over the balance of this calendar year.

     Old Kaiser's Plan, however, provides that cash reserves must be retained by Kaiser Group International with respect to unresolved claims. Because of delays in, and substantial uncertainties as to, the resolution of unresolved claims, Kaiser Group International is required by the terms of the Plan to hold a substantial cash reserve against these unresolved claims. This factor and others, including the fact that Kaiser Group International has not yet received a substantial cash payment that the Company claims it is due from the owner of the Nova Hut steel mini-mill in the Czech Republic, limit the amount of cash available for the initial distribution at this time to the holders of allowed Class 4 claims. The Company determined that an aggregate of approximately $25.0 million, or approximately $0.09347 per $1.00 of Allowed and "deemed allowed" Class 4 claims, was available for the initial distribution to Allowed Class 4 claim holders. Thus, more shares of Kaiser Group Holdings' preferred stock were issued than would have been had the claims resolution process advanced more quickly and had cash been available from the Nova Hut project and/or other sources. Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.1 million of the $25.0 million was paid into the reserve cash account. The Board of Directors plans to consider, not less often than quarterly, the amount of cash that can be released from reserves as a result of claims resolution and therefore made available to redeem outstanding preferred stock at the redemption price of $55.00 per share.

                                                                         Page-13

  The following table (in thousands) depicts the status, as of the date of this Report, of the initial distribution under the Plan as well as a projection of the effects of all distributions, once completed, in the bankruptcy process:


                                                                                                Distribution Element
                                                                                                --------------------
                                                                                           Liquidation       # of       # of
                                                                                            Preference    shares of   shares of
                                                                                              of New         New         New
Amounts as of                               Claim      Distribution    % of                 Preferred     Preferred    Common
Initial Distribution Date:                  Amount        Amount      Total      Cash         Stock         Stock       Stock
($'s in thousands)                        ----------  --------------  ------  ----------  --------------  ----------  ---------
                                                       %     $Value
                                                      ----  --------

Amount of Allowed
  Class 3 Claims.......................     $    912  100%  $    912     --   $      912             --          --          --
Amount of Allowed
  Class 4 Claims.......................     $136,863   55%  $ 75,275     51%  $   12,793       $ 62,482   1,136,023   1,368,632
Remaining Amount of
Unresolved Claims/1/...................     $130,329   55%  $ 71,681     48%  $   12,183       $ 59,498         /NI/        /NI/
Holders of Old Common Stock............           --   55%        --                  --             --          --     241,563
                                            --------        --------          ----------  -------------   ---------   ---------
Totals.................................     $268,104        $147,868    100%  $   25,888       $121,980   1,136,023   1,610,195
                                            ========        ========          ==========  =============   =========   =========

Total Estimates at
Completion of Bankruptcy/2/:
   - Allowed Class 3 Claims............     $    912  100%  $    912          $      912  $   --                 --          --
   - Other Priority Claims.............           88  100%        88                  88             --          --          --
   - Allowed Class 4 Claims............      150,000   55%    82,500              14,021         68,479   1,245,073   1,500,000
   - Holders of Old Common Stock.......           --              --                  --             --          --     264,750
                                            --------        --------          ----------  -------------   ---------   ---------
                                            $151,000        $ 83,500          $   15,021       $ 68,479   1,245,073   1,764,750
Pro Forma
Redemption of Outstanding
New Preferred Stock/3/:................           --              --          13,498 /3/        (13,498)   (245,419)         --
                                            --------        --------          ----------  -------------   ---------   ---------
     Total.............................     $151,000        $ 83,500          $   28,519       $ 54,981     999,654   1,764,750
                                            ========        ========          ==========  =============   =========   =========


/NI/ Not Issued. The Company is required to retain cash, New Preferred Stock and New Common Stock for all unresolved claims at the claimed amount until such claims are resolved. Shares of New Preferred Stock and New Common Stock will not be issued until claims are resolved and deemed Allowed. Upon the resolution of all remaining outstanding claims, available retained cash balances will be used to redeem shares.
/1/ The amount of unresolved claims will be reduced significantly from time-to-time as pending court actions are finalized.
/2/ Excluding the effect of any cash reserves, available upon the resolution of all remaining claims, that may be being used to redeem outstanding shares of New Preferred Stock in the future.
/3/ From time-to-time in the future, as remaining unresolved claims are resolved, excess cash to be available from the "reserve" fund (including cash added to "reserve" fund in payment of pro forma dividends on retained shares of New Preferred Stock) will be used to redeem outstanding shares of New Preferred Stock. This pro forma, cumulative, estimate of $13.5 million of available cash is based on the assumption that there is a total of $150.0 million in Allowed Class 4 Claims upon the resolution of all remaining unresolved bankruptcy claims. The estimate excludes cash collections from Nova and does not intend to depict the effects of any future redemptions based on distributions of cash received by the Company from sources other than the excess cash from the "reserve" fund.


Results of  Retained Operations

     Due to the sale of the majority of Old Kaiser's operations and the reporting of those operations as discontinued in the accompanying Statements of Operations for all periods presented, all remaining operations are solely
attributable to the Company's 50% ownership of Kaiser-Hill.   Kaiser-Hill
Company, LLC is a 50% owned joint venture between Kaiser Group International, Inc. and CH2M Hill, formed solely to perform the U.S. Department of Energy's Rocky Flats Closure Project initially awarded in late 1995. Under such contract, Kaiser-Hill serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site (a former DOE nuclear weapons production facility) near Denver, Colorado. Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill's board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill's results of operations with those of its only other remaining business segment, the Engineering Operations. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement whereby the other 50% owner has the right to designate 3 out of the 5 members of Kaiser-Hill's board of managers. The Company retains the right to designate 2 out of the 5 members of the Kaiser-Hill board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and financial information for periods after June 8, 2000 is reflected on the equity basis.

     On January 24, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract became effective February 1, 2000 and terminated the remaining period of the former contract as of January 31, 2000.

                                                                         Page-14

     The economic terms of the Closure Contract are significantly different from the former contract in that Kaiser-Hill, in addition to continuing to earn revenue from the reimbursement of the actual costs of its services, will also earn a performance fee based on a combination of the actual costs of completion and on the actual date of physical completion. The Closure Contract will reimburse Kaiser-Hill for the costs it incurs to complete the site closure, currently estimated to range between $3.6 billion and $4.8 billion and, in addition, will pay Kaiser-Hill an incentive fee ranging from $150.0 million to $460.0 million, depending on Kaiser-Hill's ability to control the incurred costs at completion to within the targeted range and its ability to meet the closure goal anytime between March 31, 2006 - March 31, 2007. In addition to recognizing revenue equal to all reimbursable costs incurred on the project, Kaiser-Hill is also recognizing a portion of the total estimated performance fee equal to the proportion of total costs incurred to date as compared to total estimated costs it expects to incur over the life of the project. For the contract to date, period ended December 31, 2000, Kaiser-Hill used the lowest potential fee award of $150.0 million as its estimate for recording revenue and profit on the contract in 2000. Effective in 2001, Kaiser-Hill estimates its total costs at contract completion to be approximately $4.5 billion. This revised cost estimate has an impact on the potential fee that Kaiser-Hill will earn, increasing it to approximately $180.0 million from the previous estimate of $150.0 million. The fee estimate may change over time as Kaiser-Hill achieves certain milestones and is better able to estimate the ultimate award.

     The Kaiser-Hill contribution to the Company's overall financial results for the three months ended March 31, 2001 and 2000 were $3.7 million (prior to a $0.9 million charge for amortization of Kaiser's excess carrying value of the Kaiser-Hill investment discussed below) and $4.8 million, respectively. In addition to the impact resulting from the change in estimate and its effect on the fee accrual, the difference in the results for the three months ended March 31, 2001 is also due in part to a nonrecurring award in the first quarter of 2000 related to a performance fee that was awarded to Kaiser-Hill upon the January, 2000 completion and closeout of the original Rocky Flats contract and in part to the fact that the terms of the new closure contract provided for different profitability characteristics preventing comparability to the predecessor contract that was in place for the month of January 2000.

     In connection with the Company's adoption of fresh-start reporting as of December 31, 2000, it increased the carrying value of the investment in Kaiser-Hill by approximately $21.0 million. Generally accepted accounting principles require that the difference between this carrying value and the Company's actual percentage ownership in Kaiser-Hill's undistributed equity be amortized over the estimated life of the Kaiser-Hill asset. Therefore, beginning in the quarter ended March 31, 2001, the Company recognized amortization expense of $0.9 million against its 50% ownership of Kaiser-Hill's actual net income for the same period. The Company is using a remaining 6 year life of the Kaiser-Hill investment for purposes of computing this amortization charge.

     Administrative Expenses: Administrative expenses incurred during the first quarter of 2001 consisted of Company staff salaries and benefits, external professional costs and, to a lesser extent, other customary facilities, utilities and regulatory compliance costs, all incurred in connection with the managing of the asset divestitures, bankruptcy proceedings and other activities associated with winding down of its historical operations. Additionally included in this expense category is the Company's expense relative to retiree medical benefit costs. Administrative expenses incurred during the first quarter of 2000 consisted largely of costs incurred for activities that were indirectly supporting the business units that were later divested. Since these support functions were not divested in 2000 along with the asset sales, the related costs were not presented as part of the results of discontinued operations.

     Depreciation and Amortization Expense: The expense recognized during the first quarter of 2000 was largely attributable to amortization expense associated with the carrying value of the original issuance costs of the Company's Senior and Senior Subordinated Notes. The notes were eliminated from the balance sheet in connection with transactions completed later in 2000 and therefore related amortization did not recur in 2001.

     Restructuring Charges: During the three months ended March 31, 2000, the Company incurred approximately $0.7 million in costs associated with its restructuring plan. These costs primarily consisted of professional fees incurred in connection with the Company's debt restructuring activities.

     Equity Income in Earnings of Affiliate: Equity income in earnings of affiliate consists of the Company's 50% equity income in Kaiser-Hill for the first quarter of 2001 totaling $2.2 million less $0.9 million recognized during the first quarter of 2001 related to the amortization of the excess of the Company's carrying value of its investment in Kaiser-Hill over its ownership
percentage of the underlying Kaiser-Hill equity.   The Company increased the
carrying value of this investment significantly as part of its adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

     Interest: Interest income is earned on available cash balances that were generated primarily from the divestitures in 1999 and 2000 prior to the use of cash in operations or for bankruptcy-related matters.

     The total interest expense incurred for the three months ended March 31, 2000 was primarily attributable to the 13% interest expense accruing on the $125.0 million of outstanding Senior Subordinated Notes. Interest on the Senior Subordinated Notes for this period was not paid in 2000 but rather was allowed as a claim of the noteholders together with the principal amount of their notes.

                                                                         Page-15

     Income Tax: The Company recorded an income tax expense of $0.02 million and $0.2 million on an operating income from continuing operations of $0.05 million and $2.0 million during the three months ended March 31, 2001 and 2000, respectively.

     Results of Discontinued Operations: Concurrent with its bankruptcy filing, the Company announced on June 9, 2000 that it would sell essentially all of its interests in the remaining engineering lines of business. The operating results of the discontinued segment has been included in the accompanying financial statements, in accordance with generally accepted accounting principles, in the form of its net results only. Summarized results for the discontinued segment for the three months ended March 31, 2000 is as follows (there were no comparable earnings for the quarter ended March 31, 2001) (in thousands):


     Gross Revenue...........................    $ 46,784
       Subcontracts and materials............     (21,379)
       Equity income of affiliates...........         280
                                                 --------
     Service Revenue.........................      25,685
     Operating Expenses:
       Direct labor and fringe...............      16,214
       Selling, general and administrative...       8,787
       Depreciation/amortization.............         113
                                                 --------
       Operating Income Before Income Taxes..         571
       Income Tax Provision..................        (228)
                                                 --------
       Income from  Discontinued Operations..    $    343
                                                 ========


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

     Operating activities: The Company used $3.2 million of cash in the quarter ended March 31, 2001 primarily for the extinguishment of obligations arising out of its bankruptcy, including severances, professional fees and various other wind-down expenditures. During the quarter ended March 31, 2000, Kaiser-Hill generated operating cash flows of $1.0 million while it was included in the Company's consolidated results, and the Company used $5.2 million for operating, asset sale preparation and debt restructuring activities.

     Investing activities: The Company received $1.95 million in distributions from the Kaiser-Hill Company during the first quarter of 2001. During the first quarter of 2000, Kaiser-Hill distributed $5.2 million, resulting largely from the effects of a contract completion incentive on the predecessor contract, that was reflected in the Company's first quarter 2000 cash flows by an operating cash inflow of $10.4 million and a financing use of cash equaling $5.2 million due to the fact that Kaiser-Hill's activities were consolidated for financial reporting purposes. Additionally, during the first quarter of 2000, Old Kaiser sold an investment in a French environmental company and collected approximately $1.0 million.

     Financing activities: As of March 31, 2000, in addition to the Kaiser-Hill distribution discussed above, Old Kaiser reported a temporary $4.1 million book overdraft as a financing cash proceed. As of March 31, 2001, Old Kaiser had $4.6 million in letters of credit outstanding collateralized by restricted cash balances primarily for the requirements of its captive insurance subsidiary.


Liquidity and Capital Resource Outlook

     The Company currently has no debt as a result of the effectiveness of Old Kaiser's Plan of Reorganization. The Company is financing its initial bankruptcy distribution requirements and follow-on working capital needs, in part, through the use of the available cash generated from the 2000 asset sales and, in part, from distributions from its Kaiser-Hill subsidiary. Based on (i) current expectations for operating activities and results, (ii) its current available cash position, (iii) recent trends and projections in liquidity and capital needs, and (iv) current expectations of total Allowed Claims upon the completion of the bankruptcy proceedings, management believes the Company has sufficient liquidity to cover the required cash distributions resulting from the resolution of Claims in the bankruptcy process, the future operating needs of the Company, the dividend requirements applicable to the New Preferred Stock, and the results of an outstanding offer to purchase odd lots of its outstanding new common stock (see Other Matters below).

     The terms of the New Preferred Stock include provisions for cumulative dividends, payable quarterly, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred Stock at an annual rate

                                                                         Page-16
of 12% of the per share liquidation preference. Dividends will begin to accrue on the New Preferred Stock as of the initial distribution date regardless of whether the stock had been actually issued as of that time or issued in the future upon the resolution of additional Allowed Claims.

     Kaiser Holdings' longer-term liquidity and future ability to redeem significant portions of its outstanding shares of preferred stock will depend in large part upon:

 . its ability to resolve the remaining $130.3 million of open bankruptcy claims for a substantially lesser amount;

 .  Kaiser-Hill's performance under its Closure Contract with the DOE.  Kaiser-
   Hill serves as the general contractor at the DOE's Rocky Flats Environmental Technology Site near Denver, Colorado - see section entitled - Overview of Retained Operations;

 . the resolution of disputes relating to Kaiser Netherlands' performance under its fixed-price contract for turnkey engineering and construction services relating to a steel mini-mill in the Czech Republic for Nova Hut and on the ability of Nova Hut, which is in financial difficulty, to pay for such services (See Note 5 to the Consolidated Financial Statements); and

 . the liquidation of certain other remaining, non-operating, assets and liabilities for amounts approximating their current carrying values.

  Lastly, with respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of March 31, 2001, Kaiser-Hill had no balances outstanding on its revolving credit facility.


Other Matters

     Contingencies: The Company has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities comprising Kaiser Holdings. Additionally, the Company believes contingent liabilities may exist in the areas described in footnote 5 to its Consolidated Financial Statements.

     Outstanding Offer to Purchase Odd-Lot Shares of Kaiser Group Holdings' Common Stock: As discussed in the section entitled - General Terms and Distribution Status of Plan, the exchange ratio of Kaiser Group Holdings' common stock for former Kaiser Group International common stock (1 share for 96 shares) and the nature of the distribution of shares of common stock to holders of Class 4 claims in its initial bankruptcy distribution resulted in there being a number of holders of a relatively small number of shares of Kaiser Group Holdings' common stock. Therefore, the Company has initiated an offer, open until May
31, 2001, to purchase all, but not less than all, shares of Kaiser Group Holdings' common stock distributable to persons who received 99 or fewer shares in the initial bankruptcy distribution for a price equal to $4.50 per share. This price is based generally on the trading price of Kaiser Group International common stock during the past 30 days, which may not bear any relation to the true value of such shares. The Company makes no representation as to the fairness of the offer price.

     In the case of holders of former Kaiser Group International common stock, the offer to purchase shares is conditioned on the holder's agreement to also sell the holder's right to future distributions of shares of Kaiser Group Holdings' common stock under the Plan. The offer price for such distribution rights is $0.50 per share that would otherwise be distributed at this time.
This offer price was determined arbitrarily, based primarily on the Company's current expectation that future distributions of shares of Kaiser Group Holdings' common stock will be approximately 10% of the number of shares distributed at the present time. Holders who wish to sell their right to future distributions must also sell their shares of Kaiser Group Holdings' common stock.

     Until the expiration of such offer to purchase on May 31, 2001, the Company is not able to determine its final impact to its liquidity and/or capital structure.

                                                                         Page-17

                    RISK FACTORS RELATING TO KAISER HOLDINGS

     The restructuring of Old Kaiser through the bankruptcy process involves a significant degree of risk, and certain disclosures and reports or statements to be released by Kaiser Holdings or statements to be made by its officers or directors may contain forward-looking statements that involve risks and uncertainty. Kaiser Holdings' actual results could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, including those set forth in the following risk factors and elsewhere in this Report.

     Kaiser Holdings Will Be Dependent on Kaiser-Hill's Performance and wind-down of Nova Hut Project: Kaiser Holdings' long-term future profitability will be dependent, to a significant extent, on Kaiser-Hill's performance under its Closure Contract with the DOE. Kaiser-Hill serves as the general contractor at the DOE's Rocky Flats Environmental Technology Site near Denver, Colorado.
Rocky Flats is a former DOE nuclear weapons production facility. Kaiser-Hill's contract with the DOE includes a performance fee based upon a combination of the actual costs to complete the site closure and the actual date of completion of the closure. If Kaiser-Hill fails to complete within the target cost for the project and fails to complete the project by March 31, 2007, Kaiser Hill's potential fee will be reduced by 30% of the costs incurred after the target date, up to a maximum of $20 million.

     Kaiser Holdings' profitability and cash flow will also be dependent, to a significant extent, on the resolution of disputes relating to Kaiser Netherlands' performance under its fixed-price contract for turnkey engineering and construction services relating to a steel mini-mill in the Czech Republic for Nova Hut and on the ability of Nova Hut, which is in financial difficulty, to pay for such services (See Note 5 to the Consolidated Financial Statements).

     Risks From Special Federal Regulations: Because Kaiser-Hill provides the Federal government with nuclear energy and defense- related services, it and a number of its employees are required to have and maintain security clearances from the Federal government. There can be no assurance that the required security clearances will be obtained and maintained in the future. In addition, Kaiser-Hill is subject to foreign ownership, control and influence regulations imposed by the Federal government and designed to prevent the release of classified information to contractors subject to foreign ownership, influence and control. There can be no assurance that foreign ownership, influence and control concerns will not affect the ability of Kaiser-Hill to maintain its DOE contract.

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

     Uncertainties Concerning Adequacy of Funds: There can be no assurance that Kaiser Holdings will be able to continue to generate sufficient funds to meet its obligations, notwithstanding the significant improvements in Kaiser Holdings' operations and financial condition. Although Kaiser Holdings believes it will be able to generate sufficient funds to meet its working capital needs for the foreseeable future, its ability to gain access to additional capital, if needed, cannot be assured.

                                                                         Page-18

     Risks Related to Old Kaiser's Reorganization and Related Estimates and
Assumptions: As with any plan of reorganization or other financial transaction, there are certain risk factors that must be considered in connection with Kaiser Holdings in relation to Old Kaiser's reorganization. All risk factors cannot be anticipated, some events will develop in ways that were not foreseen, and many or all of the assumptions that have been used in connection with this Report on Form 10-Q and the Plan will not be realized exactly as assumed. Some or all of such variations may be material.

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


Item 3.   Quantitative and Qualitative Information about Market Risk

Market Risk

     The Company does not believe that it has significant exposures to market risk as it no longer has any debt. The interest rate risk associated with the Company's obligation to fund a capped retiree medical obligation is not sensitive to interest rate risk other than via the determination of the present value of its remaining obligation thereunder. A 10% increase or decrease in the average annual prime rate would result in a decrease in the carrying value of the plan obligation but would not change the actual cost of the plan.

                                                                         Page-19

Part II - Other Information

Item 1.  Legal Proceedings

As previously reported in the Annual Report on Form 10-K for the year ended
December 31, 2000.   See also Note 5 to the financial statements contained
herein.

Item 2.  Changes in Securities

(a)  None
(b)  None
(c)  None
(d)  Not applicable

Item 3.  Defaults Upon Senior Securities

(a)  None
(b)  None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits filed as part of this report are listed below:

            No. 21    Consolidated Subsidiaries of the Registrant as of May 1,
                      2001.

     (b) Reports on Form 8-K

     On April 18, 2001, Kaiser Group Holdings, Inc. filed a Form 8-K referencing a press release dated April 17, 2001 announcing its plans for the initial distribution pursuant to the Kaiser Group International Second Amended Plan of Reorganization.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                          KAISER GROUP HOLDINGS, INC.
                                  (Registrant)

Date: May 14, 2001


                             /s/ Marijo L. Ahlgrimm
                             ----------------------

                             Marijo L. Ahlgrimm
                             Executive Vice President and Chief Financial
                             Officer (Duly authorized officer and principal financial officer)

                                                                         Page-20