Form 10-Q
period 2001-06-30
KAISER GROUP HOLDINGS INC
filed 2001-08-14
CIK 856200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On August 13, 2001, there were 1,585,221 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended June 30, 2001.

                           KAISER GROUP HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                                                                       Page
Part I - Financial Information

Item 1. Financial Statements:

              Consolidated Balance Sheets -
              June 30, 2001 and December 31, 2000 ................................      3

              Consolidated Statements of Operations and Comprehensive Loss
              Three and Six Months Ended June 30, 2001 and 2000 ..................      4

              Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2001 and 2000 ............................      5

              Notes to Consolidated Financial Statements .........................   6-13

  Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..........................................  14-22

  Item 3. Quantitative and Qualitative Disclosures About Market Risk .............     22

Part II - Other Information

  Item 1. Legal Proceedings Item .................................................     23

  Item 2. Changes in Securities and Use of Proceeds ..............................     23

  Item 3. Defaults Upon Senior Securities ........................................     23

  Item 4. Submission of Matters to a Vote of Security Holders ....................     23

  Item 5. Other Information ......................................................     23

  Item 6. Exhibits and Reports on Form 8K ........................................     23



--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                            Page 2

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                                                           June 30,    December 31,
                                                                                           -------     -----------
                                                                                            2001          2000
                                                                                            -----          ----
                                       ASSETS                                                    Successor
                                                                                                 ---------
  Current Assets
  Cash and cash equivalents ......................................................          $9,822     |    $ 41,344
  Restricted cash and cash equivalents ...........................................          16,863     |      16,190
  Contract receivables, net ......................................................             234     |       1,692
  Prepaid expenses and other current assets ......................................           2,337     |       2,861
  Net assets of discontinued operations ..........................................          21,631     |      10,712
                                                                                           -------     |     -------
             Total Current Assets ................................................          50,887     |      72,799
                                                                                           -------     |     -------
                                                                                                       |
  Other Assets                                                                                         |
  Investments in and advances to affiliates ......................................          30,583     |      26,692
  Notes receivable ...............................................................           6,550     |       6,550
  Other long-term assets .........................................................             389     |         127
                                                                                           -------     |    --------
                                                                                            37,522     |      33,369
                                                                                           -------     |    --------
             Total Assets ........................................................        $ 88,409     |   $ 106,168
                                                                                           =======     |    ========
                                                                                                       |
                                                                                                       |
                        LIABILITIES AND SHAREHOLDERS' EQUITY                                           |
                                                                                                       |
  Current Liabilities                                                                                  |
  Accounts payable ...............................................................         $ 2,533     |     $ 2,367
  Accrued salaries and benefits ..................................................           7,856     |       9,148
  Other accrued expenses .........................................................           4,415     |       6,848
  Preferred stock dividend payable ...............................................             731     |        --
  Income taxes payable ...........................................................             337     |         305
                                                                                           -------     |     -------
             Total Current Liabilities ...........................................          15,872     |      18,668
                                                                                                       |
  Commitments and Contingencies                                                                        |
                                                                                                       |
  Preferred stock, par value $.01 per share:                                                           |
          Authorized--2,000,000 shares                                                                 |
          Issued and outstanding--1,136,024 shares at June 30, 2001; stated at                         |
          liquidation value of $55 per share .....................................          62,481     |          --
  New Common stock, par value $.01 per share:                                                          |
          Authorized--3,000,000 shares                                                                 |
          Issued and outstanding--1,585,221 shares and 0 shares,                                       |
          respectively at June 30, 2001 and December 31, 2000 ....................              16     |          --
  Old Common stock, par value $.01 per share:                                                          |
          Authorized--90,000,000 shares                                                                |
          Issued and outstanding-- 0 shares and 23,414,328 shares,                                     |
          respectively at June 30, 2001 and December 31, 2000 ....................              --     |         234
  Capital in excess of par .......................................................          10,915     |      87,266
  Accumulated loss ...............................................................            (836)    |          --
  Accumulated other comprehensive income (loss) ..................................             (39)    |          --
                                                                                           -------     |     -------
             Total Liabilities and Shareholders' Equity ..........................        $ 88,409     |   $ 106,168
                                                                                          ========     |   =========


See notes to consolidated financial statements

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                            Page 3

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

                                                                             For the Three               For the Six
                                                                             Months Ended               Months Ended
                                                                               June 30,                  June 30,
                                                                             -------------              ------------
                                                                        2001             2000          2001         2000
                                                                        -------        -------       -------      ----
                                                                       Successor     Predecessor    Successor   Predecessor
                                                                       ---------     -----------    ---------   -----------
                                                                             (Unaudited)               (Unaudited)
    Gross Revenue ...................................................         --        $ 99,595         --       $271,385
         Subcontract and direct material costs ......................         --         (69,844)        --       (195,367)
                                                                        --------       ----------       ----     ---------
    Service Revenue .................................................         --          29,751         --         76,018
    Operating Expenses
         Direct labor and fringe benefits ...........................         --          26,654         --         63,426
         Administrative expenses ....................................      2,864           2,570        6,603        5,046
         Depreciation and amortization ..............................         --             817         --          1,645
         Restructuring charges ......................................         --           1,248         --          1,915
                                                                        --------       ----------       ----     ---------
    Operating Income (Loss) .........................................     (2,864)         (1,538)      (6,603)       3,986
    Other Income (Expense)
         Equity income in earnings of affiliate, net of amortization of $881 and $1,762, respectively, for the three and six
         months ended June 30, 2001 .................................      3,003             500        5,822          500
         Interest income ............................................        361             497        1,326        1,173
         Interest expense ...........................................         --          (4,223)         --        (8,445)
                                                                        --------       ----------       ----     ---------

    Income (Loss) From Continuing Operations Before Income Tax and
    Minority Interest ...............................................        500          (4,764)         545      (2,786)
            Income tax benefit (expense) ............................       (995)            595       (1,014)        748
                                                                        --------       ----------       ----     ---------
    Loss From Continuing Operations Before Minority Interest ........       (495)         (4,169)        (469)      (2,038)
           Minority interest in net income of affiliated company ....         --          (1,199)         --        (5,999)
                                                                        --------       ----------       ----     ---------
    Loss From Continuing Operations .................................       (495)         (5,368)        (469)      (8,037)
              Income (loss) from discontinued operations, net of tax        (367)          1,501         (367)       1,844
                                                                        --------       ----------       ----     ---------
    Net Loss ........................................................       (862)         (3,867)        (836)      (6,193)
    Preferred stock dividends .......................................       (887)          --            (887)         --
                                                                        --------       ----------       ----     ---------
    Loss Applicable to Common Shareholders ..........................    $(1,749)        $(3,867)     $(1,723)     $(6,193)
                                                                       =========       ==========      =====     =========

    Basic and Diluted Earnings (Loss) Per Common Share:
             Continuing operations, net of tax ......................     $(1.28)        $ (0.23)      $(1.88)     $ (0.34)
             Discontinued operations, net of tax ....................      (0.34)           0.07        (0.51)        0.08
                                                                        --------       ----------       ----     ---------
         Net Earnings (Loss) Per Common Share .......................     $(1.62)         $(0.16)      $(2.39)      $(0.26)
                                                                        ========       ==========       ====     =========
    Weighted average shares for basic and diluted earnings
             (loss) per common share ................................      1,079          23,500          720       23,504
                                                                        ========       ==========       ====     =========
    Comprehensive Income (Loss)
          Net Loss ..................................................     $ (862)        $(3,867)      $ (836)     $(6,193)
          Other Comprehensive Income:
                     Change in cumulative foreign translation
                     adjustments ....................................        (60)            355          (39)         334
                                                                        --------       ----------       ----     ---------
                              Total Comprehensive (Loss) ............     $ (922)        $(3,512)      $ (875)    $ (5,859)
                                                                         ========       ========      =======    =========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                            Page 4

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                    For the six
                                                                                                    Months ended
                                                                                                      June 30,
                                                                                                      -------
                                                                                                2001            2000
                                                                                                ----            ----
                                                                                             Successor       Predecessor
                                                                                                    (Unaudited)
   Operating Activities
     Net loss ....................................................................              $ (836)        $ (6,193)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Net loss (income) of discontinued operations ...........................                 367           (1,844)
       Depreciation and amortization .............................................                --              1,645
          Equity in income of unconsolidated affiliate ...........................              (5,822)            (500)
       Minority interest in net income of affiliate ..............................                 --             5,999
       Changes in operating assets and liabilities, net of acquisitions and dispositions:
         Contract receivables, net ...............................................               1,458          (15,697)
         Prepaid expenses and other current assets ...............................                 524           (2,266)
         Accounts payable and accrued expenses ...................................              (3,559)          16,229
         Income tax payable ......................................................                  32           (1,396)
         Other operating activities ..............................................                 681           (3,214)
         Net Cash Used in Operating Activities before claims resolution ..........              (7,155)          (7,237)
         Distributions to allowed class 3 claim holders...........................                (912)            --
                                                                                               -------          --------
         Net Cash Used by Operating Activities....................................              (8,067)          (7,237)
                                                                                               -------          --------
   Investing Activities
       Distributions from 50% owned affiliate ....................................               1,950             --
       Sale of investment ........................................................                --                977
       Purchases of fixed assets .................................................                --              (666)
                                                                                               -------          --------
           Net Cash Provided by Investing Activities .............................               1,950              311
                                                                                               -------          --------
   Financing Activities
     Distribution of income to minority interest .................................                 --            (8,250)
     Establishment of cash reserve for unresolved claims .........................             (12,331)
     Distribution to allowed class 4 claim holders ...............................             (12,793)            --
     Repurchase of New Common stock pursuant to buy back .........................                (125)            --
     Payment of preferred stock dividends ........................................                (156)            --
     Change in book overdraft ....................................................                 --               738
                                                                                               -------          --------
           Net Cash Used in Financing Activities .................................             (25,405)          (7,512)
                                                                                               -------           -------
   Effect of Exchange Rate Changes on Cash .......................................                 --               (43)
                                                                                               -------          --------
   Decrease in Cash and Cash Equivalents .........................................             (31,522)         (14,481)
   Cash and Cash Equivalents at Beginning of Period ..............................              41,344           26,391
                                                                                               -------          --------
   Cash and Cash Equivalents at End of Period ....................................             $ 9,822         $ 11,910
                                                                                               =======          ========


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                            Page 5

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

         These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the June 30, 2001 financial statements.

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

         Currently, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

o the ownership of a 50% interest in Kaiser-Hill Company, LLC ("Kaiser-Hill"), which serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. Kaiser-Hill has performed for the Department of Energy ("DOE") at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons-production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public.

o the completion of a contract for the engineering and construction of a steel mini-mill for Nova Hut in the Czech Republic ("Nova Hut project"). This project is in the final stages of completion through the Company's Netherlands subsidiary, although warranty obligations will exist for a period of time following final acceptance of the mini-mill by the Nova Hut customer ("Final Acceptance").

o the holding of a minority ownership interest in ICF Consulting Group Inc. (the consulting division that Old Kaiser sold in 1999) as well as the interest-bearing promissory notes and escrowed cash received in connection with that sale.

o a wholly owned captive insurance company that is in the process of resolving existing claims. As a result of the Company's sale of its E&C Group in 2000, the captive insurance company will be liquidated over time as existing claims are resolved.

o an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

Changes in Accounting Affecting Comparability of Financial Statements
---------------------------------------------------------------------

         Adoption of Fresh-Start Reporting: The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), requires that under certain circumstances resulting from a bankruptcy, a new entity is created for financial reporting purposes upon the emergence of that entity from bankruptcy. Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of stockholders' equity and any accumulated deficit of the predecessor entity is offset against available paid-in-capital to result in an emerging retained earnings of zero. Additionally, assets and liabilities are recorded at their fair values. Since the financial information as of and subsequent to December 31, 2000 has been prepared as if it is of a new reporting entity, a

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                            Page 6
black line has been shown to separate new entity information from prior entity information on the Statements of Operations and the Statements of Cash Flows since such presentations were not prepared on a comparable basis to the prior year.

         The recorded value for the emergent enterprise used for fresh start reporting, resulting in the December 31, 2000 stockholder's equity balance of $87.5 million, was determined by management with the assistance of independent advisors. The methodology employed involved estimation of the enterprise value taking into consideration a discounted cash flow analysis. The discounted cash flow analysis was based on a seven-year cash flow projection prepared by management - taking into consideration the terminal value of its assets and liabilities as of immediately prior to its emergence from bankruptcy on December 18, 2000. Terminal values of assets and liabilities were determined based either on contracted amounts, actuarial present values and/or management's estimates of the outcome of certain operating activities. Net after-tax cash flows, assuming a 40% effective tax rate, were discounted at 16% in order to take into consideration the risks and uncertainties inherent in such projections. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Estimates and assumptions regarding individual retained matters which form the collective composition of the overall enterprise value as of December 18, 2000 are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company. Accordingly, there may be differences between projections and actual results because events and circumstances frequently do not occur as expected and may be significant. More specifically, assumptions within the valuation related to the amount and timing of the ultimate performance and related cash flows of the Company's investment in Kaiser-Hill have the greatest impact to the overall enterprise valuation.

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

            Discontinued Engineering Operations: In two separate transactions completed in July 2000 and August 2000, the Company sold the majority of its Engineering Operations pursuant to its Plan of Reorganization as filed with the Bankruptcy Court. The Company did not divest of a particular foreign engineering operation that is in the final stages of completing its sole project and plans to discontinue such foreign operations upon the project's completion. Accordingly, the financial results of the divested and non-divested engineering operations have been presented in the accompanying financial statements as "discontinued operations" for all periods presented.

2.  General Terms of Plan and Status of Bankruptcy Distributions

         The effectiveness of the Plan as of December 18, 2000 did not in and of itself complete the bankruptcy process. The process of resolving in excess of $500 million of claims initially filed in the Kaiser Group International bankruptcy process is ongoing. Old Kaiser objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount determined to be owed to the creditor, such portion of the claim is deemed to be an allowed claim by the Bankruptcy Court (an "Allowed Claim"). The Company cannot predict with accuracy when the claims resolution process will be complete or what the total amount of Allowed Claims will be, but it does expect the process to continue at least for the preponderance of 2001.

         In very general terms, the Plan contemplated three basic different classes of creditors:

o Allowed "Class 3 claims" against Kaiser Group International bankruptcy - generally trade and similar creditors' claims of $20,000 or less - received cash for their claims.

o Allowed "Class 4 claims", the largest class of claims against Kaiser Group International bankruptcy, is made up of creditor claims other than Class 3 claims and equity claims. Class 4 claims included holders of the former Kaiser Group International senior subordinated notes due 2003. Holders of allowed Class 4 claims received a combination of cash and Kaiser Group Holdings preferred and common stock in respect of their claims. Such holders received one share of preferred stock and one share of common stock for each $100 of claims. However, the number of shares of preferred stock issued was reduced by one share for each $55.00 of cash received by the holder of an allowed Class 4 claim.

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                            Page 7

o The third class of claims recognized in the Kaiser Group International bankruptcy are equity claims, consisting of holders of former Kaiser Group International common stock and other "Equity Interests" as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of common stock of Kaiser Group Holdings equal to 17.65% of the number of shares of such common stock issued to holders of allowed Class 4 Claims. In the initial distribution, one share of Kaiser Group Holdings common stock was issued for each 96 shares of previously outstanding Kaiser Group International common stock. Additional distributions of Kaiser Group Holdings common stock may be made in the future as additional shares of common stock are issued to holders of newly allowed Class 4 claims, if any. Apart from holders of former Kaiser Group International common stock, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Kaiser Group International in 1998. The Bankruptcy Court recently confirmed the equity nature of those claims, which were treated as such in the initial distribution. Old shares of Old Kaiser were essentially cancelled and will continue to represent the right to this distribution until all such shares have been exchanged for the New Common.

         Pursuant to the terms of Old Kaiser's Plan, the Company was required to complete its initial bankruptcy distribution within 120 days of the effective date of the Plan. Accordingly, on April 17, 2001, the Company effected its initial distribution (as described in following discussions). At that time, there were approximately $136.8 million of Class 4 claims that had been allowed in the bankruptcy process. The amount of unresolved claims remaining was approximately $130.5 million.

         To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001, establishing an Alternative Dispute Resolution ("ADR") procedure whereby the claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, thereafter, the parties are required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims are subject to the ADR process. Since April 17, 2001, the date of initial distribution, $40.2 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in a cash payment of $168,000 without any additional issuance of New Preferred or New Common stock. At August 13, 2001, the amount of unresolved claims is approximately $90.3 million. The Company expects that substantial progress will continue in the resolution of claims over the balance of this calendar year. The Company continues to believe that the amount of Class 4 claims to ultimately be allowed in the Kaiser Group International bankruptcy will not exceed $150.0 million. As depicted in the claim settlements completed during the quarter ended June 30, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company began settling certain remaining Class 4 claims entirely for cash payments in lieu of the cash, preferred and common stock combination contemplated in Old Kaiser's Plan of Reorganization. The Company intends to continue to use this settlement alternative during its resolution of remaining Class 4 claims, but obviously has no ability to determine the effect of the outcome on its overall financial condition in the event such settlements are accepted in the future.

         With respect to the unresolved claims, the Plan required that, at the date of the initial distribution, sufficient cash reserves were to be retained by the Company such that if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount which would enable the Company to satisfy the allowed claims including dividends accruing on related preferred stock since April 17, 2001. The cash reserve requirement and the fact that the Company had not yet received a substantial cash payment that the Company asserts it is due from the owner of the Nova Hut steel mini-mill in the Czech Republic (see Note 6 - Contingencies), limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of Allowed and "deemed allowed" Class 4 claims, was available at the time of the initial distribution to Allowed Class 4 claim holders. Thus, more shares of Kaiser Group Holdings preferred stock were issued than would have been had the claims resolution process had advanced more quickly and had more cash been available collectively, from the Nova Hut project and/or other sources. Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million in available cash was paid into the reserve cash account as of April 17, 2001.



         As discussed in General Terms and Distribution Status of Plan, the exchange ratio of Kaiser Group Holdings common stock for former Kaiser Group International common stock (1 share for 96 shares) and the nature of the distribution of shares of common stock to holders of Class 4 claims resulted in there being a number of holders of a relatively small number of shares of Kaiser Group Holdings common stock. Therefore, the Company initiated an offer to purchase all, but not less than all, shares of Kaiser Group Holdings common stock distributable to persons who received 99 or fewer shares in the initial distribution for a price equal to $4.50 per share. This price was generally based on the trading price of Kaiser Group International common stock during the past 30 days, which may not bear any relation to the true value of such shares. The Company makes no representation as to the fairness of the offer price. The offer expired on June 15, 2001 with 25,650 shares being repurchased by the Company under this plan for a total of $115,000.


--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                            Page 8

         In the case of holders of former Kaiser Group International common stock, the offer to purchase shares is conditioned on the holder's agreement to also sell the holder's right to future distributions of shares of Kaiser Group Holdings' common stock under the Plan. The offer price for such distribution rights was $0.50 per share that would otherwise be distributed. This offer price was determined arbitrarily, based primarily on the Company's current expectation that future distributions of shares of Kaiser Group Holdings' common stock would not exceed 10% of the number of shares distributed at the present time. Holders who wished to sell their right to future distributions had to also sell their shares of Kaiser Group Holdings common stock. At June 15, 2001, the Company had repurchased 20,002 rights under this plan for a total cost of $10,000.

          The following table (amounts in thousands) depicts the Plan status, on a pro forma basis, on the Company's balance sheet as of June 30, 2001, and includes unaudited adjustments that depict the completion of all remaining bankruptcy claims resolutions, related bankruptcy distributions and a projected preferred stock redemption using the following assumptions:

o    the remaining Allowed Class 4 Claims will approximate $13.1 million, and

o the total excess cash reserves available upon the completion of all bankruptcy claims and distributions approximates $12.3 million and is available for a redemption of outstanding New Preferred Stock.

                                                                     Estimated
                                                                     Remaining
                                                                    Distributions
                                                     As Reported        and             Pro Forma
        Balance Sheet Category                      June 30, 2001    Redemptions       June 30, 2001
        ----------------------                     ---------------   ------------     ---------------
        Cash and restricted cash                       $26,685      $(14,700)a),b)         $11,985
        Other current assets                            24,202                              24,202
        Other noncurrent assets                         37,522            --                37,522
                                                       ------          -----               -------
             Total Assets                             $ 88,409      $(14,700)              $73,709
                                                      ========      =========              =======

        Current Liabilities                            $15,141                             $15,141
        Preferred Stock                                 62,481       $ (7,500)a),b)         54,981
        Preferred Stock dividend payable                   731                                 731
        Common Stock                                        16              2a)                 18
        Capital in excess of par                        10,915        (7,202)a)              3,713
        Accumulated loss                                  (836)                               (836)
        Accumulated other comprehensive amount             (39)            --                  (39)
                                                         ------          -----              ------
            Total Liabilities and Shareholders' Equity  $88,409      $(14,700)              $73,709
                                                        =======      =========              =======

Pro forma Adjustments and Assumptions:
a) Reflects the final bankruptcy distribution as though an additional $13.1 million in claims are deemed Allowed (resulting in the Company's total Class 4 Claim estimate of $150.0 million in cumulatively Allowed Class 4 Claims upon resolution of all bankruptcy claims):

             o the issuance of $1.2 million in cash ($0.09347 per $1.00 of newly Allowed Claim)

             o the issuance of 108,737 shares of New Preferred Stock

             o the issuance of 154,186 shares of New Common Stock

b) Reflects the redemption of 223,636 shares of New Preferred Stock, of the 1,244,760 in pro forma outstanding shares of preferred stock, at $55.00/share, $13.5 million of cash available from the "reserve" fund and from operations, upon the resolution of all bankruptcy claims, provided that the total of Allowed Class 4 Claims does not exceed $150 million. The pro forma redemption does not intend to reflect future redemptions based on distributions of any cash received by the Company from sources other than the excess cash from the "reserve" fund.

c) These adjustments do not reflect the affect, if any, of any claims that may be settled for something other than the Class 4 distribution discussed previously in this footnote.

3.       Earnings Per Share

         Basic earnings per share (EPS) is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Under the bankruptcy plan, holders of Kaiser Group International, Inc. common stock (Old Common) were to receive a number of shares of common stock of Kaiser Group Holdings (New Common) equal to 17.65% of the number of shares of such common stock issued to holders of Class 4 claims. In the initial bankruptcy distribution, effected on April 17, 2001, one share of Kaiser Group Holdings' common stock was issued for each 96 shares of previously outstanding Kaiser Group International common stock. The weighted average shares outstanding for the three and six months ended June 30, 2001 retroactively adjusts for the conversion of the Old Common to New Common effective with the adoption of fresh-start reporting. As additional distributions of Kaiser Group Holdings common stock are made to holders of newly allowed Class 4 claims, the conversion ratio of 96 shares may be adjusted to reflect the final total number of New

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                            Page 9

Common. Because Kaiser Group Holdings is assumed to be a new entity (as discussed in Note 1) period prior to the adoption of fresh-start reporting have not been restated.

         Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period. Pursuant to the Company's Plan of Reorganization that was effective as of December 18, 2000, all then outstanding common stock equivalents were cancelled. Accordingly, no anti-dilutive information is presented as of June 30, 2001 and the Company had no anti-dilutive securities outstanding at June 30, 2000.

         The effect of preferred dividends of $887,000 has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2001.

4.       Components of net assets of discontinued operations

         The components of the "Net Assets of Discontinued Operations" consist of the carrying value of the net assets of the Nova Hut project and were as follows (in thousands):

                                                                        June 30, 2001         December 31, 2000
                                                                        -------------        ------------------
                                                                         (unaudited)

             Cash ....................................................   $       137            $   276
             Letter of credit cash collateral held by Nova Hut .......        11,100               -
             Retained accounts receivable, less reserves
                and allowances of $4,044 and $3,081, respectively ....        16,769             17,559
             Subcontractor retentions and other accounts payable .....        (6,375)            (7,123)
                                                                              -------            ------
                                                                              $21,631           $10,712
                                                                              =======           =======

         As of December 31, 2000, the Company had $11.1 million in letters of credit outstanding, collateralized by restricted cash balances for this project. At December 31, 2000, the restricted cash balance of $11.1 million was not included as part of "Net Assets of Discontinued Operations". On February 16, 2001, however, Nova Hut drew against the $11.1 million letter of credit prior to its expiration on March 5, accordingly, the $11.1 million has been included in the June 30, 2001 balance above. See Note 6 - Contingencies. The Company has categorized this entire balance as a current asset in the accompanying Consolidated Balance Sheets.

5.       Preferred Stock

         Resulting from its initial bankruptcy distribution on April 17, 2001, the Company had $62.5 million in preferred stock outstanding as of June 30, 2001. The preferred stock is a series of authorized preferred stock designated as "Series 1 Redeemable Cumulative Preferred Stock," and has a par value of $0.01 per share. The preferred stock ranks ahead of the Company's New Common Stock.

         Cumulative dividends on the preferred stock are payable on a quarterly basis, as of April 30, July 31, October 31, and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of preferred stock at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the preferred stock coincident with the initial distribution date, April 17, 2001. The first dividend payment due to holders of record on April 30, 2001 of approximately $156,000 was paid on May 10, 2001 for the fourteen days during the quarter ended April 30, 2001 that the preferred stock was outstanding. The dividend due to holders of record on July 31, 2001, totaling approximately $1.1 million, was paid on August 7, 2001. At June 30, 2001, in addition to the $11.4 million of cash reserves for unresolved claims, the Company has reserved $0.9 million in the cash reserve account for future dividends of preferred stock related to unresolved claims.

         The preferred stock has a liquidation preference of $55 per share plus the amount of unpaid dividends, if any. Upon the liquidation or dissolution of the Company, each holder of preferred stock will be entitled to be paid this per share liquidation preference before any holders of New Common stock or any other junior securities of the Company receive payment for their shares. If, in a liquidation or dissolution setting, assets remaining after distribution to holders of debt and other obligations are insufficient to pay all holders of preferred stock the per share liquidation preference, then such assets will be distributed on a proportionate basis to the holders of preferred stock and any securities ranking on a parity with the preferred stock.

         The Company will have the option to redeem the preferred stock at any time, in whole or in part, at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. In addition, any net proceeds in excess of $3.0 million in a calendar year received by the Company or any of its direct or indirect subsidiaries from the disposition of assets to an unaffiliated party outside of the ordinary course of business must be used to redeem preferred stock at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. Furthermore, the Company has pledged cash to support a letter of credit issued in connection with the Nova Hut Project. To the extent that such cash is released from this pledge and becomes available to the Company, it must by used to redeem preferred stock at a

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 10
redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. All outstanding shares of preferred stock are required to be redeemed by the Company on or before December 31, 2007, and if such redemption does not occur, holders of preferred stock will be entitled to elect two-thirds of the directors of the Company.

         The Company will be required to offer to purchase the preferred stock at 100% of the liquidation preference per share plus accrued and unpaid dividends in connection with a change of control of Kaiser Holdings.

         Holders of preferred stock generally will be entitled to vote with holders of New Common Stock on all matters submitted to a vote of shareholders, with each share of preferred stock being entitled to one-tenth of a vote. In addition, holders of preferred stock will have the right to vote separately as a class to exercise their right to elect an additional director due to a failure to pay a quarterly dividend, to elect two-thirds of the directors if the preferred stock is not redeemed by December 31, 2007, and to consent to the issuance of any senior or parity securities. The terms of the preferred stock may not be materially and adversely modified without the consent of holders of a least two-thirds of the preferred stock. If the Company or any of its affiliates holds any preferred stock, they will not be entitled to vote that preferred stock.

6.       Contingencies

         Kaiser Group Holdings has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising Kaiser Group Holdings. Additionally, the Company believes contingent liabilities may exist in the following areas.

         Nova Hut: Although Old Kaiser sold its Metals, Mining and Industry business unit to Hatch in August, 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which is responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut. At the present time, the mini-mill project is mechanically complete. The contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to Final Acceptance of the mini-mill and made final payment However, Nova Hut has asserted that the first test was not successful. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceeding to enforce its rights. The primary legal venue at this time is the Delaware bankruptcy proceeding for Kaiser Group International, where Kaiser has asserted claims against Nova Hut and the International Finance Corporation ("IFC"), while rejecting claims from Nova Hut and the IFC. The initiation of a future arbitration proceeding under the Nova Hut contract is also being contemplated. The litigation of this dispute, as well as the cost of a possible ongoing presence in Ostrava, Czech Republic, is expected to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Group Holdings. In addition to litigation actions, Kaiser Holdings is also engaged in on-going direct settlement discussions with Nova Hut, which if successful would suspend current litigation proceedings.

         In connection with the Nova Hut project, on February 16, 2001 an $11.1 million cash collateralized letter of credit, which was originally expected to remain in place for at least one year following the achievement of Final Acceptance of the mini-mill, was drawn by Nova Hut. Kaiser Holdings anticipates it will be able to regain the cash drawn from Nova Hut pursuant to the terms of the Nova Hut contract. Nova Hut has also drawn down the $11.0 million retention account, resulting from withholdings from payments due to Old Kaiser and its subcontractors, that was held in a bank in the Czech Republic. In addition, under the Nova Hut contract as it currently exists, Kaiser Netherlands believes that amounts payable to it include a $10 million fee due upon achievement of Final Acceptance. Kaiser Holdings has accrued the majority of this fee over the duration of its performance on the project and currently has it included as part of Net Assets of Discontinued Operations on the Consolidated Balance Sheet - See
Note 4. Under the terms of the asset sale transaction with Hatch, Hatch may be entitled to a portion of the fee, if any, paid to Kaiser Netherlands upon achievement of Final Acceptance.

         On May 3, 2001, Kaiser Holdings received correspondence from Nova Hut claiming that due to Kaiser Netherland's nonperformance of a second and third performance test by a particular date, it had effectively breached the contract and accordingly Nova Hut was demanding that it be paid $46.0 million for the breach pursuant to the terms of the contract. Relative to this breach claim, Nova Hut transferred the $22.1 million of cash (consisting of the $11.1 million drawn performance letter of credit and $11.0 million retention funds), that had been maintained for Kaiser Netherland's benefit in a separate Czech bank account, as it is entitled to do pursuant to the contract terms in the event of a valid breach.

         Given the existing disputes with Nova Hut and the fact that Nova Hut is experiencing financial difficulties, it is not possible to determine whether, or when, Kaiser Netherlands will be able to (1) collect the substantial fees Kaiser Netherlands believes is due to it from Nova Hut, (2) reclaim the cash that had collateralized the $11.1 million letter of credit, (3) obtain the release of the $11.0 million previously retained by Nova Hut in a separate Czech bank account,
(4) determine its liability, if any, for future warranty guarantees, or
(5)determine the remaining cost to pursue the resolution of the entire Nova Hut matter.


--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 11

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

         With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of June 30, 2001, Kaiser-Hill had no balances outstanding on its revolving credit facility.

         ICF Consulting: Kaiser Holdings owns a 10% interest in ICF Consulting Group, Inc., a privately-held entity, which was retained by Old Kaiser when it sold its Consulting Group in June 1999. Kaiser Holdings also holds approximately $6.55 million of notes (a $3.25 million Escrow Note and a $3.3 million Non-Escrow Note (the "ICF Notes") issued to Old Kaiser in connection with that sale. The notes mature on June 25, 2006 and bear interest at a rate of 10 1/2% per annum. Amounts payable by ICF Consulting Group, Inc. on such notes are subject to (1) the rights of holders of ICF Consulting Group's senior lenders and (2) possible reduction as a result of indemnification claims asserted by ICF Consulting Group, Inc. pursuant to the agreements entered into by the parties at the time of Old Kaiser's sale of its Consulting Group. The Company has been advised that ICF Consulting Group, Inc. is in technical default under the financial covenants in its senior credit agreement. As a result, as of the date hereof, ICF Consulting Group, Inc. has not paid $1.4 million in interest payment due on the ICF Notes. Under the terms of the notes, overdue interest bears interest at 12 1/2% per annum. Lastly, the Company is the beneficiary of $750,000 of cash resulting from the sale transaction that is currently held in escrow as collateral for various contractual indemnification provisions, if any. The escrowed cash balance was due to be released to Kaiser on April 15, 2001. On February 12, 2001, however, ICF Consulting presented the escrow agent with notice that it has claims for indemnification from the Company for amounts exceeding the balance of the escrowed cash and the $3.25 million escrowed note. The Company believes the claim to be without merit, has not provided for any negative outcome in the accompanying financial statements, and will vigorously defend its right to be paid the escrowed funds upon their due dates. However there can be no assurance that the Company will be successful in this effort.

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

         Preferred Stock Put Rights: Holders of its former Senior Subordinated Notes were offered the opportunity to have a right to "put" their New Preferred Stock to Kaiser Government Programs, Inc. ("KGP"), which is the indirect 100% owner of Old Kaiser's 50% interest in Kaiser-Hill, if KGP receives certain proceeds from Kaiser-Hill. This opportunity was offered in exchange for the surrender of any remaining rights held by holders of Senior Subordinated Notes as of August 14, 2000 under a guarantee previously issued by KGP. The exchange offer by KGP expired on November 15, 2000, and the holders of $124,303,000, or 99.4%, principal amount of the Old Subordinated Notes accepted the exchange offer. Effective with the Company's initial bankruptcy distribution on April 17, 2001, holders of Senior Subordinated Notes, as to which the KGP exchange offer was accepted, also received certificates representing the KGP put rights. The number of KGP put rights represented by such certificates correspond to the number of shares of New Preferred Stock distributed with respect to such Senior Subordinated Notes. The KGP put rights will expire on December 31, 2007. The KGP put rights obligate KGP to purchase New Preferred Stock owned by a holder of the KGP put right, at the option of the then holder of a put, under three circumstances:

   o if KGP receives net after-tax proceeds from any cash distributions from Kaiser-Hill that, on a quarterly basis, exceed 2.8 times the amount of cash required to pay all past accrued but unpaid cash dividends on the New Preferred Stock

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 12
distributed to holders of Senior Subordinated Notes pursuant to the Plan, plus the next scheduled quarterly cash dividend on New Preferred Stock;

o if KGP receives net after-tax proceeds from any direct or indirect disposition of any interest in Kaiser-Hill; or
o if KGP receives net after-tax proceeds from an extraordinary distribution from Kaiser-Hill.

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

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Kaiser Group Holdings, Inc. is a Delaware holding company that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. ("Old Kaiser"), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with a confirmed plan of reorganization (the Second Amended Plan of Reorganization (the "Plan") (Exhibit 2.b to this Report)) that was effective on December 18, 2000. The Company is deemed a "successor issuer" to Old Kaiser by virtue of rule 12-g 3(a) under the Securities Exchange Act of 1934. References to the "Company" or "Kaiser Holdings" in this Report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser, as well as other information relative to the process regarding the Plan distributions of the cash and new securities, can be found in a Current Report on Form 8-K dated December 5, 2000, and in less detail, in the Annual Report on Form 10-K filed with the SEC by Kaiser Group Holdings on April 2, 2001.

         Following the completion of the sales of businesses and the effectiveness of the Plan in December 2000, the Company has only a limited number of activities, assets or liabilities, primarily consisting of:

o the ownership of a 50% interest in Kaiser-Hill Company, LLC ("Kaiser-Hill"), which serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. Kaiser-Hill has performed for DOE at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons-production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public.

o the completion of a contract for the engineering and construction of a steel mini-mill for Nova Hut in the Czech Republic. This project is in the final stages of completion through the Company's Netherlands subsidiary, although warranty obligations will exist for a period of time following final acceptance of the mini-mill by the Nova Hut customer.

o the holding of a minority ownership interest in ICF Consulting Group Inc. (the consulting division that Old Kaiser sold in 1999) as well as the interest-bearing promissory notes and escrowed cash received in connection with that sale.

o a wholly owned captive insurance company that is in the process of resolving existing claims. As a result of the Company's sale of its E&C Group in 2000, the captive insurance company will be liquidated over time, as existing claims are resolved.

o an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

o management has entered into discussions with a number of entities in an effort to seek ways to enhance shareholder value through an expansion of the Company's activities. To date, these discussions have focused on potential joint ventures, but in the future, may also encompass possible acquisitions of new lines of business. The potential outcome of this management effort is uncertain.

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

         In very general terms, the Plan contemplated three basic different classes of creditors:

o Allowed "Class 3 claims" against Kaiser Group International bankruptcy--generally trade and similar creditors' claims of $20,000 or less - received cash for their claims.

o Allowed "Class 4 claims", the largest class of claims against Kaiser Group International bankruptcy, is made up of creditor claims other than Class 3 claims and equity claims. Class 4 claims included holders of the former Kaiser Group

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 14

     International senior subordinated notes due 2003. Holders of allowed Class 4 claims received a combination of cash and Kaiser Group Holdings preferred and common stock in respect of their claims. Such holders received one share of preferred stock and one share of common stock for each $100 of claims. However, the number of shares of preferred stock issued was reduced by one share for each $55.00 of cash received by the holder of a Class 4 claim.

o The third class of claims recognized in the Kaiser Group International bankruptcy are equity claims, consisting of holders of former Kaiser Group International common stock and other "Equity Interests" as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of common stock of Kaiser Group Holdings equal to 17.65% of the number of shares of such common stock issued to holders of Class 4 Claims. In the initial distribution, one share of Kaiser Group Holdings common stock was be issued for each 96 shares of previously outstanding Kaiser Group International common stock. Additional distributions of Kaiser Group Holdings common stock may be made in the future as additional shares of common stock are issued to holders of newly allowed Class 4 claims, if any. Apart from holders of former Kaiser Group International common stock, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Kaiser Group International in 1998. The Bankruptcy Court recently confirmed the equity nature of those claims, which were treated as such in the initial distribution. Old shares of Kaiser were essentially cancelled and will continue to represent the right to this distribution until all such shares have been exchanged for the New Common.

         Pursuant to the terms of Old Kaiser's Plan, the Company was required to complete its initial bankruptcy distribution within 120 days of the effective date of the Plan. Accordingly, on or about April 17, 2001, the Company effected its initial distribution (as described in following discussions). At that time, there were approximately $136.8 million of Class 4 claims that had been allowed in the bankruptcy process. The amount of unresolved claims remaining was approximately $130.5 million.

         Based on the claims settlement activities since April 17, 2001 and on the level of remaining unresolved Class 4 claims of $90.3 million and the dividends theoretically accrued on such unresolved dividends since April 17, 2001, the Company is required to have reserve cash on hand of approximately $9.6 million until such claims are resolved. As of August 13, 2001, the actual balance of reserve cash on hand was $12.3 million. The difference of $2.7 million, representing roughly 4% of the total preferred stock outstanding at August 13, 2001, will be required to be used to redeem outstanding preferred stock. As the Company will aggressively pursue the resolution of remaining Class 4 claims and continues to estimate the total of ultimately Allowed Class 4 claims will not exceed $150.0 million, it is likely that the amount of reserve cash to be available to redeem additional shares of preferred stock in the near future will increase. Based on its estimates regarding Class 4 claims resolutions, the Company will likely be contemplating a preferred stock redemption approaching 50% of the $12.3 million reserve cash balance near the end of 2001 or early 2002.

         To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001, establishing an Alternative Dispute Resolution (the "ADR") procedure whereby the claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, thereafter, the parties are required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims are subject to the ADR process. Since April 17, 2001, the date of initial distribution, $40.2 million of asserted claims have been withdrawn or negotiated or mediated to an agreed amount, resulting in a cash payment of $168,000 without any additional issuance of New Preferred or New Common stock. At August 13, 2001, the amount of unresolved claims is approximately $90.3 million. The Company expects that substantial progress will continue in the resolution of claims over the balance of this calendar year. The Company continues to believe that the amount of Class 4 claims to ultimately be allowed in the Kaiser Group International bankruptcy will not exceed $150.0 million. As depicted in the claim settlements completed during the quarter ended June 30, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company began settling certain remaining Class 4 claims entirely for cash payments in lieu of the cash/preferred and common stock combination contemplated in Old Kaiser's Plan of Reorganization. The Company intends to continue to use this settlement alternative during its resolution of remaining Class 4 claims, but obviously has no ability to determine the effect of the outcome on its overall financial condition in the event such settlements are accepted in the future.

         With respect to the unresolved claims, the Plan required that, at the date of the initial distribution, sufficient cash reserves were to be retained by the Company such that if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount which would enable the Company to satisfy the allowed claims including dividends accruing on related preferred stock since April 17, 2001. The cash reserve requirement and the fact that the Company had not yet received a substantial cash payment that the Company asserts it is due from the owner of the Nova Hut steel mini-mill in the Czech Republic (see Note 6 - Contingencies), limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of Allowed and "deemed allowed" Class 4 claims, was available at the time of the initial distribution to Allowed

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 15

Class 4 claim holders. Thus, more shares of Kaiser Group Holdings preferred stock were issued than would have been had the claims resolution process advanced more quickly and had more cash been available collectively, from the Nova Hut project and/or other sources. Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million was paid into the reserve cash account as of April 17, 2001.

         As discussed in General Terms and Distribution Status of Plan, the exchange ratio of Kaiser Group Holdings common stock for former Kaiser Group International common stock (1 share for 96 shares) and the nature of the distribution of shares of common stock to holders of Class 4 claims resulted in there being a number of holders of a relatively small number of shares of Kaiser Group Holdings common stock. Therefore, the Company initiated an offer to purchase all, but not less than all, shares of Kaiser Group Holdings common stock distributable to persons who received 99 or fewer shares in the initial distribution for a price equal to $4.50 per share. This price was generally based on the trading price of Kaiser Group International common stock during the past 30 days, which may not bear any relation to the true value of such shares. The Company makes no representation as to the fairness of the offer price. The offer expired on June 15, 2001 with 25,650 shares being repurchased by the Company under this plan for a total of $115,000.

         In the case of holders of former Kaiser Group International common stock, the offer to purchase shares is conditioned on the holder's agreement to also sell the holder's right to future distributions of shares of Kaiser Group Holdings' common stock under the Plan. The offer price for such distribution rights was $0.50 per share that would otherwise be distributed. This offer price was determined arbitrarily, based primarily on the Company's current expectation that future distributions of shares of Kaiser Group Holdings' common stock would not exceed 10% of the number of shares distributed at the present time. Holders who wished to sell their right to future distributions had to also sell their shares of Kaiser Group Holdings common stock. At June 15, 2001, the Company had repurchased 20,002 rights under this plan for a total cost of $10,000.

         The following table depicts the status, as of the date of this Report, of the initial distribution under the Plan as well as a projection of the effects of all distributions, once completed, in the bankruptcy process:

                                                                                             Distribution Element
                                                                                             --------------------
                                                                                    Liquidation        # of            # of
                                                                                    -----------        -----           ----
                                                                                 Preference of     shares of      shares of
                                                                                 -------------     ---------      ---------
                                                                                     of New             New           New
                                                                                     ------             ---           ---
Amounts as of                     Claim      Distribution       % of                Preferred         Preferred      Common
                                  -----                         ----                ---------         ----------     -------
Initial Distribution Date:        Amount         Amount          Total     Cash         Stock            Stock         Stock
                                  ------         ------          -----     ----         -----            -----         -----
($'s in thousands)                            %   $Value
                                              -   ------

Amount of Allowed                 $  912    100%     $912         --     $ 912             --               --           --
  Class 3 Claims
Amount of Allowed

  Class 4 Claims                $136,863     55%    $75,275      51%     $12,793      $62,481         1,136,024    1,368,632
Remaining Amount of
Unresolved Claims /1/           $130,329     55%    $71,681      48%     $12,183      $59,499            /NI/        /NI/
Holders of Old Common Stock           --     55%       --                   --           --                --        242,239
Buyback of Odd-Lot New
  Common Stock                        --               --                   --           --                --        (25,650)
                                --------           --------             -------      --------          --------    ---------
Totals                          $268,104           $147,868     100%    $25,888      $121,980          1,136,024   1,585,221
                                ========           ========             =======      ========          =========   =========

Total Estimates at
Completion of Bankruptcy/2/:
      - Allowed Class 3 Claims    $ 912     100%      $912                $912        $   --                --           --
      - Other Priority Claims        88     100%        88                  88            --                --           --
      - Allowed Class 4 Claims  150,000      55%    82,500               14,021       68,479          1,245,073   1,500,000
      - Holders of Old
             Common Stock          -                   -                     -           -                   -      264,750
                                --------           --------             -------      --------          --------     --------
                                $151,000           $83,500              $15,021      $68,479          1,245,073   1,764,750
Pro Forma
Redemption of Outstanding
New Preferred Stock/3/:            -                   -                 13,479 /3/  (13,498)          (245,419)          -
                                --------           --------             -------      --------          --------     --------
         Total                  $151,000           $83,500              $28,500      $54,981            999,654    1,764,750
                                ========            =======              =======      =======         =========    =========


/NI/ Not Issued. The Company is required to retain cash, New Preferred Stock and New Common Stock for all unresolved claims at the claimed amount until such claims are resolved. Shares of New Preferred Stock and New Common Stock will not be issued until claims are resolved and deemed Allowed. Upon the resolution of all remaining outstanding claims, available reserve cash balances will be used to redeem shares.

/1/ The amount of unresolved claims will be reduced significantly from time-to-time as pending court actions are finalized.

/2/ Excluding the effect of any cash reserves, available upon the resolution of all remaining claims, that may be being used to redeem outstanding shares of New Preferred Stock in the future.

/3/ From time-to-time in the future, as remaining unresolved claims are resolved, excess cash to be available from the "reserve" fund (including cash added to "reserve" fund in payment of pro forma dividends on retained shares of New Preferred Stock) will be used to redeem outstanding shares of New Preferred


--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 16

Stock. This pro forma, cumulative, estimate of $12.3 million of available cash is based on the assumption that there is a total of $150.0 million in Allowed Class 4 Claims upon the resolution of all remaining unresolved bankruptcy claims. The estimate excludes cash collections from Nova and does not intend to depict the effects of any future redemptions based on distributions of cash received by the Company from sources other than the excess cash from the "reserve" fund.

Results of Retained Operations

         Due to the sale of the majority of Old Kaiser's operations and the reporting of those operations as discontinued in the accompanying Statements of Operations for all periods presented, all remaining operations are solely attributable to the Company's 50% ownership of Kaiser-Hill. The Kaiser-Hill contribution to the Company's overall financial results for the three and six month period ended June 30, 2001 were $3.9 million and $7.6 million, respectively, (prior to a $0.9 million and $1.8 million, respectively, charge for amortization) versus $2.8 million and $12.3 million for the same periods in 2000. The difference in the results for the six months ended June 30, 2001 and 2000 is due in part to a nonrecurring award in the first quarter of 2000 related to a performance fee that was awarded to Kaiser-Hill upon the January 2000 completion and closeout of the original Rocky Flats contract and in part to the fact that the terms of the new closure contract provided for different profitability characteristics preventing comparability to the predecessor contract that was in place for the month of January 2000.

          Kaiser-Hill Company, LLC is a 50% owned joint venture between Kaiser Group Holdings, Inc. and CH2M Hill, formed solely to perform the U.S. Department of Energy's Rocky Flats Closure Project initially awarded in late 1995. Under such contract, Kaiser-Hill serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site (a former DOE nuclear weapons production facility) near Denver, Colorado. Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill's board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill's results of operations with those of its only other remaining business segment, the Engineering Operations. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement whereby the other 50% owner has the right to designate 3 out of the 5 members of Kaiser-Hill's board of managers. The Company retains the right to designate 2 out of the 5 members of the Kaiser-Hill board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and financial information for periods after June 8, 2000 is reflected on the equity basis.

         On January 24, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract became effective February 1, 2000 and terminated the remaining period of the former contract as of January 31, 2000.

         The economic terms of the Closure Contract are significantly different from the former contract in that Kaiser-Hill, in addition to continuing to earn revenue from the reimbursement of the actual costs of its services, will also earn a performance fee based on a combination of the actual costs of completion and on the actual date of physical completion. The Closure Contract will reimburse Kaiser-Hill for the costs it incurs to complete the site closure, currently estimated to range between $3.6 billion and $4.8 billion and, in addition, will pay Kaiser-Hill an incentive fee ranging from $150.0 million to $460.0 million, depending on Kaiser-Hill's ability to control the incurred costs at completion to within the targeted range and its ability to meet the closure goal anytime between March 31, 2006 - March 31, 2007. In addition to recognizing revenue equal to all reimbursable costs incurred on the project, Kaiser-Hill is also recognizing a portion of the total estimated performance fee equal to the proportion of total costs incurred to date as compared to total estimated costs it expects to incur over the life of the project. For the contract to date period ended December 31, 2000, Kaiser-Hill used the highest potential cost amount and accordingly the lowest potential fee award of $150.0 million as its estimate for recording revenue and profit on the contract in 2000. Effective in 2001, Kaiser-Hill estimates its total costs at contract completion to be approximately $4.5 billion. The effect of the lower cost estimate has the impact of increasing the fee that Kaiser-Hill could earn to approximately $180.0 million from the previous estimate of $150.0 million. The fee estimate is likely to change over time as Kaiser-Hill achieves certain milestones and is better able to estimate the ultimate award. The fee earned by Kaiser-Hill will be reduced for any costs incurred by Kaiser-Hill that were not reimbursable by the DOE prior to any distribution of its net earnings to either of the two owners. Kaiser-Hill has estimated the unreimbursable costs could range up to 20%-30% of the net performance fee ultimately awarded by the DOE. Kaiser-Hill recognizes these unreimbursable expenses as they are incurred.

         Through 2000, the Closure Contract provided for Kaiser-Hill to invoice the DOE quarterly based on a $340.0 million target fee pool, less a 50% retainage for 2000. Thereafter, the quarterly invoicing will revert to a formula such that, unless otherwise approved by the DOE, cumulative contract billings may not exceed the minimum fee of $150.0 million spread over a 7-year timeframe, with retainages. The DOE does however have the ability to increase the quarterly payments

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 17
based on their acknowledgement of upward fee adjustments subject to the same 50% retainage. To date, DOE has not agreed to increase the quarterly payments beyond the $150.0 million minimum fee level.

         In connection with the Company's adoption of fresh-start reporting as of December 31, 2000, it increased the carrying value of the investment in Kaiser-Hill by approximately $21.0 million. Generally accepted accounting principles require that the difference between the carrying value and the Company's actual percentage ownership in Kaiser-Hill's undistributed equity be amortized over the estimated useful life of the Kaiser-Hill asset. Therefore, beginning in 2001, the Company recognized amortization expense for the three months and six months ended June 30, 2001 of $0.9 million and $1.8 million, respectively, against its 50% ownership of Kaiser-Hill's actual net income for the same period. The Company is using an estimated 6-year life of the Kaiser-Hill investment for purposes of computing this amortization charge.

         Administrative Expenses: Administrative expenses incurred during the three and six month period ended June 30, 2001 consisted of salaries and benefits, external professional costs and to a lesser extent, other customary facilities, utilities and regulatory compliance costs, all incurred in connection with managing the asset divestitures, bankruptcy proceedings and other activities associated with winding down of historical operations. Also included in this expense category is the Company's expense relative to retiree medical benefit costs. Administrative expenses incurred during the same time periods in 2000 consisted largely of costs incurred for activities that were indirectly supporting the business units that were later divested. Since these support functions were not divested in 2000 along with the asset sales, the related costs have not been presented as part of the results of discontinued operations.

         Depreciation and Amortization Expense: The expense recognized during the three and six month periods ended June 30, 2000 was largely attributable to amortization expense associated with the carrying value of the original issuance costs of the Company's Senior and Senior Subordinated Notes. The notes were eliminated from the balance sheet in connection with transactions and reorganization completed later in 2000 and therefore related amortization did not recur in 2001.

         Restructuring Charges: During the three and six months ended June 30, 2000, the Company incurred approximately $1.2 million and $1.9 million, respectively, in costs associated with its restructuring plan. These costs primarily consisted of professional fees incurred in connection with the Company's debt restructuring activities.

         Equity Income in Earnings of Affiliate: Equity income in earnings of affiliate consists of the Company's 50% equity income in Kaiser-Hill for the three and six months ended June 30, 2001 totaling $3.9 million and $7.6 million, respectively, less $0.9 million and $1.8 million, respectively, related to the amortization of the excess of the Company's carrying value of its investment in Kaiser-Hill over its ownership percentage of the underlying Kaiser-Hill equity. The Company increased the carrying value of this investment significantly as part of its adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

         Interest: Interest income is earned on available cash balances that were generated primarily from the divestitures in 1999 and 2000 prior to the use of cash in operations or for bankruptcy distributions and related matters. Interest income has also been accrued on $6.55 million in notes outstanding from the sale of ICF Consulting in June 1999.

         Interest expense incurred for the three and six months ended June 30, 2000 was primarily attributable to the 13% interest expense accruing on the $125.0 million of outstanding Senior Subordinated Notes. Interest on the Senior Subordinated Notes for this period was not paid in 2000 but was allowed as a claim of the note holders together with the principal amount of their notes. The Company incurred no interest expense on the Senior Subordinated Notes after it filed for bankruptcy protection on June 8, 2000.

         Income Tax: The Company recorded an income tax expense on continuing operations for both the three and six months ended June 30, 2001 of $1.0 million compared to income tax benefit of $0.6 million and $0.7 million, respectively, for the three and six months ended June 30, 2000.

         Results of Discontinued Operations: The operating results of the Company's divested and non-divested discontinued operations have been presented in the accompanying financial statements, in accordance with generally accepted accounting principles, in the form of its net results only. Summarized results for the discontinued segments for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands):

                                                                         2001                            2000
                                                             Three Months     Six Months       Three Months   Six Months
                                                             ------------     ----------       ------------   ----------

           Gross Revenue                                           $  ---         $488            $68,790      $115,574
                Subcontracts and materials.                            --           --            (41,117)      (62,496)
                Equity income of affiliates                            --           --                728         1,008
                                                                    ------      ------            -------         -----
           Service Revenue                                             --          488             28,401        54,086



--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                        Page 18



           Operating Expenses:
                Direct labor and fringe                               266          650        15,939        32,153
                Selling, general and administrative                   346          450         9,269        18,056
                Depreciation/amortization                            ----         ----           691           804
                                                                     ----         ----         -----         -----
                Operating Income (Loss) Before Income Taxes          (612)        (612)        2,502         3,073

                Income Tax Benefit (Provision)                        245          245        (1,001)       (1,229)
                                                                      ---         ----         -----         -----
                Income (Loss) from Discontinued Operations           (367)        (367)        1,501         1,844
                                                                     ====         ====         =====         =====


         The losses from discontinued operations in 2001 relate to expenses incurred for project wind-down, demobilization and the inception of warranty related activities of the Nova Hut project.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

         Operating activities: The Company used $4.8 million and $8.1 million, respectively, of cash in the three and six month periods ended June 30, 2001, that, in addition to funding remaining operating costs, was used primarily for extinguishment of obligations arising out of its bankruptcy, including severances, professional fees and various other wind-down expenditures and distributions to allowed class 3 claim holders. During the three and six month periods ended June 30, 2000, Kaiser-Hill generated operating cash flows of $2.0 million and $3.0 million, respectively, while it was included in the Company's consolidated results, and the Company used $5.1 million and $10.3 million, respectively, for operating, asset sale preparation and debt restructuring activities.

         Investing activities: The Company received a first quarter 2001 distribution of $1.95 million from Kaiser-Hill. Not reflected as of June 30, 2001, was another Kaiser-Hill distribution of $2.3 million received on July 2, 2001. During the three and six month periods ended June 30, 2000, Kaiser-Hill distributed $3.1 million and $5.2 million, respectively. The large first quarter distribution resulted primarily from the effects of a contract completion incentive on the predecessor contract, that was reflected in the Company's first quarter 2000 cash flows by an operating cash inflow of $10.4 million and a financing use of cash equaling $5.2 million due to the fact that Kaiser-Hill's activities were consolidated for financial reporting purposes. Additionally, during the first quarter of 2000, Old Kaiser sold an investment in a French environmental company and collected approximately $1.0 million.

         Financing activities: In the second quarter of 2001, the Company paid out $12.8 million in connection with the initial bankruptcy distribution to allowed class 4 claim holders and transferred $12.3 million to a restricted cash account required, pursuant to the terms of the Plan of Reorganization, as a reserve for future claim holders and related potential dividends. Also during the second quarter, the Company paid $125,000 to repurchase certain odd-lot shares of new common stock resulting from a stock buy back offer (see related discussion above). As of June 30, 2000, the Company had received an $8.3 million distribution from Kaiser-Hill and Old Kaiser reported a temporary $0.7 million book overdraft as a financing cash proceed.

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

         Also, as of June 30, 2001, Old Kaiser had $4.6 million in letters of credit outstanding collateralized by restricted cash balances primarily for the requirements of its captive insurance subsidiary.

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

         Kaiser Holdings' longer-term liquidity and future ability to redeem significant portions of its outstanding shares of preferred stock will depend in large part upon:

o its ability to resolve the remaining $90.3 million of open bankruptcy claims for a substantially lesser amount;

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 19

o Kaiser-Hill's performance under its Closure Contract with the DOE. Kaiser-Hill serves as the general contractor at the DOE's Rocky Flats Environmental Technology Site near Denver, Colorado - see section entitled
     - Overview of Retained Operations;

o the resolution of disputes relating to Kaiser Netherlands' performance under its fixed-price contract for turnkey engineering and construction services relating to a steel mini-mill in the Czech Republic for Nova Hut and on the ability of Nova Hut, which is in financial difficulty, to pay for such services (See Note 5 to the Consolidated Financial Statements); and

o the liquidation of certain other remaining, non-operating, assets and liabilities for amounts approximating their current carrying values.

         Lastly, with respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of June 30, 2001, Kaiser-Hill had no balances outstanding on its revolving credit facility.

Other Matters

Contingencies: The Company has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising Kaiser Holdings. Additionally, the Company believes contingent liabilities may exist in the areas described in footnote 6 to its Consolidated Financial Statements.

Recent Accounting Pronouncements: Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142) was issued in June 2001. FAS 142 provides guidance on the treatment of goodwill and other intangible assets. This standard is effective for fiscal years beginning after December 15, 2001. Upon adoption of FAS 142, goodwill and other intangibles assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Recognized intangible assets with determinable useful lives will continue to be amortized. We will adopt FAS 142 effective January 1, 2002 and do not expect any financial impact.

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 20

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

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 21

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

         Some of the principal risks associated with Old Kaiser's reorganization include the following:

o The total amount of all Allowed Claims in the Bankruptcy Cases may be materially in excess of the estimated amounts of Allowed Claims assumed in Kaiser Holdings' financial statements in this Report. The amount and timing of the distributions that will ultimately be received by any particular holder of an Allowed Claim in any Class may be materially and adversely affected should the assumptions be exceeded as to any Class.

o There are substantial uncertainties relating to the resolution of disputes between Kaiser Netherlands and Nova Hut concerning the Nova Hut mini-mill project and Nova Hut's financial capacity to pay the substantial amounts Kaiser Holdings believes is due to Kaiser Netherlands.

o Realization of the ICF Notes and related interest and investment carrying values and ability to favorably resolve pending claim.

Item 3.   Quantitative and Qualitative Information about Market Risk

Market Risk

         The Company does not believe that it has significant exposures to market risk. The interest rate risk associated with the Company's Preferred Stock activity is fixed at 7%. The interest rate risk associated with the Company's obligation to fund a capped retiree medical obligation is not sensitive to interest rate risk other than via the determination of the present value of its remaining obligation thereunder. A 10% increase or decrease in the average annual prime rate would result in a decrease in the carrying value of the plan obligation but would not change the actual cost of the plan.

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 22

Part II - Other Information

Item 1.  Legal Proceedings

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2000. See also Note 6 to the financial statements contained herein.

Item 2.  Changes in Securities

(a) None
(b) None
(c) None
(d) Not applicable

Item 3.  Defaults Upon Senior Securities

(a) None
(b) None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits filed as part of this report are listed below:

              No. 21 Consolidated Subsidiaries of the Registrant as of August 1, 2001.

     (b) Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                           KAISER GROUP HOLDINGS, INC.

                                  (Registrant)

Date: August 13, 2001


                                                   /s/ Marijo L. Ahlgrimm
                                                       ------------------

                                                   Marijo L. Ahlgrimm
                                                   Executive Vice President and
                                                   Chief Financial Officer (Duly
                                                   authorized officer and
                                                   principal financial officer)

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Second Quarter ended
June 30, 2001.                                                           Page 23