Form 10-Q
period 2001-09-30
KAISER GROUP HOLDINGS INC
filed 2001-11-14
CIK 856200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                          Commission File No. 1-12248
                          KAISER GROUP HOLDINGS, INC.
             (successor issuer to Kaiser Group International, Inc.) (Exact name of registrant as specified in its charter)

                     Delaware                           54-1437073
          -------------------------------          -------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)

            9300 Lee Highway, Fairfax, Virginia           22031-1207
          ----------------------------------------        -----------
          (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number including area code: (703) 934-3300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On November 9, 2001, there were 1,585,221 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

                          KAISER GROUP HOLDINGS, INC.

                              INDEX TO FORM 10-Q




                                                                                                  Page

Part I - Financial Information

Item 1. Financial Statements:

        Consolidated Balance Sheets -
           September 30, 2001 and December 31, 2000......................                           3

        Consolidated Statements of Operations and Comprehensive Loss
           Three and Nine Months Ended September 30, 2001 and 2000.......                           4

        Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2001 and 2000.................                           5

        Notes to Consolidated Financial Statements....................                           6-13

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................                       13-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk....                             22

Part II - Other Information

Item 1. Legal Proceedings Item........................................                             22

Item 2. Changes in Securities and Use of Proceeds.....................                             22

Item 3. Defaults Upon Senior Securities...............................                             22

Item 4. Submission of Matters to a Vote of Security Holders...........                             22

Item 5. Other Information.............................................                             22

Item 6. Exhibits and Reports on Form 8K...............................                             22


                  KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                       September 30,       December 31,
                                                                                       -------------       ------------
                                                                                            2001               2000
                                                                                          -------            --------
                                 ASSETS                                                           Successor
                                                                                                  ---------
Current Assets
Cash and cash equivalents.......................................................          $ 9,989            $ 41,344
Restricted cash and cash equivalents............................................           16,326              16,190
Contract receivables, net.......................................................              126               1,692
Prepaid expenses and other current assets.......................................            2,452               2,861
Net assets of discontinued operations...........................................           21,631              10,712
                                                                                          -------            --------
    Total Current Assets........................................................           50,524              72,799
                                                                                          -------            --------
Other Assets
Investments in and advances to affiliates.......................................           29,176              26,692
Notes receivable................................................................            6,550               6,550
Other long-term assets..........................................................              346                 127
                                                                                          -------            --------
                                                                                           36,072              33,369
                                                                                          -------            --------
    Total Assets................................................................          $86,596            $106,168
                                                                                          =======            ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable................................................................          $ 1,016            $  2,367
Accrued salaries and benefits...................................................            7,572               9,148
Other accrued expenses..........................................................            5,008               6,848
Preferred stock dividend payable................................................              731                  --
Income taxes payable............................................................            1,068                 305
                                                                                          -------            --------
    Total Current Liabilities...................................................           15,395              18,668

Commitments and Contingencies

Preferred stock, par value $.01 per share:
  Authorized--2,000,000 shares
  Issued and outstanding--1,136,024 shares at September 30, 2001; stated at
  liquidation value of $55 per share............................................           62,481                  --

New Common stock, par value $.01 per share:
  Authorized--3,000,000 shares
  Issued and outstanding--1,585,221 shares at September 30, 2001................               16                  --

Old Common stock, par value $.01 per share:
  Authorized--90,000,000 shares
  Issued and outstanding--23,414,328 shares at December 31, 2000................               --                 234

Capital in excess of par........................................................            9,403              87,266
Accumulated loss................................................................             (656)                 --
Accumulated other comprehensive income (loss)...................................              (43)                 --
                                                                                          -------            --------
    Total Liabilities and Shareholders' Equity..................................          $86,596            $106,168
                                                                                          =======            ========

                See notes to consolidated financial statements

                 KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   (In thousands, except per share amounts)

                                                                     For the Three             For the Nine
                                                                     Months Ended              Months Ended
                                                                     September 30,             September 30,
                                                             ------------------------  ------------------------
                                                                 2001         2000        2001        2000
                                                              -------       -------     -------     ---------
                                                            Successor   Predecessor   Successor   Predecessor
                                                            ---------   -----------   ---------   -----------
                                                                  (Unaudited)               (Unaudited)
Gross Revenue.........................................        $    --       $    --          --     $ 271,385
  Subcontract and direct material costs...............             --            --          --      (195,367)
                                                              -------       -------     -------     ---------
Service Revenue.......................................             --            --          --        76,018

Operating Expenses
  Direct labor and fringe benefits....................             --            --          --        63,426
  Administrative expenses.............................          2,240         1,343       8,843         6,389
  Depreciation and amortization.......................             --           822          --         2,467
  Restructuring charges...............................             --         2,462          --         4,377
                                                              -------       -------     -------     ---------
Operating Income (Loss)...............................         (2,240)       (4,627)     (8,843)         (641)

Other Income (Expense)
   Equity income in earnings of affiliate, net
    of amortization of $881 and $2,643,
    respectively, for the three and
    nine months ended September 30, 2001..............          2,843         2,121       8,665         2,621
   Interest income....................................            429           793       1,755         1,966
   Interest expense...................................             --            --          --        (8,445)
                                                              -------       -------     -------     ---------
Income (Loss) From Continuing Operations
   Before Income Tax and Minority Interest............          1,032        (1,713)      1,577        (4,499)
   Income tax benefit (expense).......................           (801)        7,672      (1,815)        8,420
                                                              -------       -------     -------     ---------
Income (Loss) From Continuing Operations
 Before Minority Interest.............................            231         5,959        (238)        3,921
   Minority interest in net income
    of affiliated company.............................             --            --          --        (5,999)
                                                              -------       -------     -------     ---------
Income (Loss) From Continuing Operations..............            231         5,959        (238)       (2,078)
   Loss on sale of discontinued
    operations, net of tax............................            --         (9,435)         --        (9,435)
   Income (loss) from discontinued
    operations, net of tax............................            (51)         (755)       (418)        1,089
                                                              -------       -------     -------     ---------
Income (Loss) before Extraordinary Item...............            180        (4,231)       (656)      (10,424)
Extraordinary Item, net of tax........................             --           (35)         --           (35)
                                                              -------       -------     -------     ---------
Net Income (Loss).....................................            180        (4,266)       (656)      (10,459)

Preferred stock dividends.............................         (1,102)           --      (1,989)           --
                                                              -------       -------     -------     ---------
Net Loss Applicable to Common Shareholders  Net Loss..        $  (922)      $(4,266)    $(2,645)    $ (10,459)
                                                              =======       =======     =======     =========
Basic and Diluted Earnings (Loss) Per Common Share:
   Continuing operations, net of tax..................        $ (0.55)      $  0.26     $ (2.27)    $   (0.09)
   Discontinued operations, net of tax................          (0.03)        (0.44)      (0.43)        (0.36)
   Extraordinary item, net of tax.....................             --            --          --            --
                                                              -------       -------     -------     ---------
   Net Earnings (Loss) Per Common Share...............        $ (0.58)      $ (0.18)    $ (2.70)    $   (0.45)
                                                              =======       =======     =======     =========
Weighted average shares for basic and diluted
  earnings (loss) per common share....................          1,585        23,255         980        23,720
                                                              =======       =======     =======     =========
Comprehensive Income (Loss)
   Net Income (Loss)..................................        $   180       $(4,266)    $  (656)    $ (10,424)
  Other Comprehensive Income (Loss):
     Change in cumulative foreign translation
       Adjustments....................................             (4)        2,793         (43)        3,127
                                                              -------       -------     -------     ---------
        Total Comprehensive Income (Loss).............        $   176       $(1,473)       (699)    $  (7,297)
                                                              =======       =======     =======     =========

                See notes to consolidated financial statements.

                  KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                    For the nine
                                                                                                    Months ended
                                                                                                    September 30,
                                                                                           -------------------------------
                                                                                               2001               2000
                                                                                           ------------       ------------
                                                                                             Successor        Predecessor
                                                                                                     (Unaudited)

Operating Activities
  Net loss..........................................................................         $   (656)          $(10,459)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Net loss (income) of discontinued operations...................................              418             (1,089)
     Loss on sale of discontinued operations........................................               --              9,435
     Depreciation and amortization..................................................               --              2,467
     Extraordinary item.............................................................               --                 35
     Equity in income of unconsolidated affiliate...................................           (8,665)            (2,621)
     Minority interest in net income of affiliate...................................               --              5,999
     Changes in operating assets and liabilities, net of acquisitions and dispositions:
       Contract receivables, net....................................................            1,566              7,174
       Prepaid expenses and other current assets.. .................................              409             (2,016)
       Accounts payable and accrued expenses........................................           (4,767)           (10,081)
       Income tax payable...........................................................              763             (2,125)
       Other operating activities...................................................              795             (8,929)
                                                                                             --------           --------
       Net Cash Used in Operating Activities before claims resolution...............          (10,137)           (12,210)
       Distributions to allowed class 3 claim holders...............................             (912)                --
                                                                                             --------           --------
       Net Cash Used by Operating Activities........................................          (11,049)           (12,210)
                                                                                             --------           --------
Investing Activities
    Distributions from 50% owned affiliate..........................................            6,200                 --
    Proceeds from sales of discontinued operations..................................               --             37,717
    Purchases of fixed assets.......................................................               --               (666)
                                                                                             --------           --------
        Net Cash Provided by Investing Activities...................................            6,200             37,051
                                                                                             --------           --------
Financing Activities
    Distribution of income to minority interest....................................                --             (8,250)
    Release of cash collateral for performance guarantee...........................                --                455
    Redemption of Senior Notes.....................................................                --             (1,000)
    Cash reserved for unresolved claims............................................           (12,331)
    Distribution to allowed class 4 claim holders..................................           (12,793)                --
    Repurchase of New Common stock pursuant to buy back............................              (125)                --
    Payment of preferred stock dividends...........................................            (1,257)                --
                                                                                             --------           --------
        Net Cash Used in Financing Activities......................................           (26,506)            (8,795)
                                                                                             --------           --------
Increase (Decrease) in Cash and Cash Equivalents...................................           (31,355)            16,046
Cash and Cash Equivalents at Beginning of Period...................................            41,344             26,391
                                                                                             --------           --------
Cash and Cash Equivalents at End of Period.........................................          $  9,989           $ 42,437
                                                                                             ========           ========



See notes to consolidated financial statements.

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

     These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the September 30, 2001 financial statements.

     Kaiser Group Holdings, Inc. is a Delaware holding company that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. ("Old Kaiser"), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with an approved plan of reorganization (the Second Amended Plan of Reorganization (the "Plan")) that was effective on December 18, 2000 (the "Effective Date"). The Company is deemed a "successor issuer" to Old Kaiser by virtue of rule 12-g 3(a) under the Securities Exchange Act of 1934. References to "the "Company" or "Kaiser Holdings" in this report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser as well as other information relative to the process regarding the Plan distributions of the cash and new securities can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser.

     Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

 . the ownership of a 50% interest in Kaiser-Hill Company, LLC ("Kaiser-Hill"), which serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. Kaiser-Hill has performed for the Department of Energy ("DOE") at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons-production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public.
 . the resolution and closeout of a completed contract for the engineering and construction of a steel mini-mill for Nova Hut in the Czech Republic ("Nova Hut project"). See Note 6 - Contingencies.
 .  the holding of a minority ownership interest in ICF Consulting Group Inc.
   (the consulting division that Old Kaiser sold in 1999) as well as the interest-bearing promissory notes and escrowed cash received in connection with that sale.
 . a wholly owned captive insurance company that is in the process of resolving existing claims. As a result of the Company's sale of its E&C Group in 2000, the captive insurance company will be liquidated over time as existing claims are resolved.
 . an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.


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

2.  General Terms of Plan and Status of Bankruptcy Distributions

     The effectiveness of the Plan as of December 18, 2000 did not in and of itself complete the bankruptcy process. The process of resolving in excess of $500 million of claims initially filed in the Kaiser Group International bankruptcy process is ongoing. Old Kaiser objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount determined to be owed to the creditor, such portion of the claim is deemed to be an allowed claim by the Bankruptcy Court (an "Allowed Claim"). The Company cannot predict with accuracy when the claims resolution process will be complete or what the total amount of Allowed Claims will be, but it does expect the process to continue into 2002.

     In very general terms, the Plan contemplated three basic different classes of creditors:

 . Allowed "Class 3 claims" against Kaiser Group International bankruptcy - generally trade and similar creditors' claims of $20,000 or less - received cash for their claims.

 .  Allowed "Class 4 claims", the largest class of claims against Kaiser Group
   International bankruptcy, is made up of creditor claims other than Class 3 claims and equity claims. Class 4 claims included holders of the former Kaiser Group International senior subordinated notes due 2003. Holders of allowed Class 4 claims received a combination of cash and Kaiser Group Holdings preferred and common stock in respect of their claims. Such holders received one share of preferred stock and one share of common stock for each $100 of claims. However, the number of shares of preferred stock issued was reduced by one share for each $55.00 of cash received by the holder of an allowed Class 4 claim.

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

     To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001, establishing an Alternative Dispute Resolution ("ADR") procedure whereby the claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, thereafter, the parties are required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims are subject to the ADR process. Since April 17, 2001, the date of initial distribution, $49.3 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in a cash payment of approximately $0.9 million without any additional issuance of New Preferred or New Common stock. At November 12, 2001, the amount of unresolved claims was approximately $81.0 million. The Company continues to aggressively pursue the resolution of these remaining claims primarily via the ADR process. The Company continues to believe that the amount of Class 4 claims to ultimately be allowed in the Kaiser Group International bankruptcy will not exceed $150.0 million. As demonstrated in the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the cash, preferred and common stock combination contemplated in Old Kaiser's Plan of Reorganization. The Company intends to continue to use this settlement alternative during its resolution of remaining Class 4 claims, but has no ability to determine the effect of the outcome on its overall financial condition in the event such settlements are accepted in the future.

     With respect to the unresolved claims, the Plan required that, at the date of the initial distribution, sufficient cash reserves were to be retained by the Company such that if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount, the Company would be able to satisfy the allowed claims including dividends accruing on related preferred stock since April 17, 2001. The cash reserve requirement and the fact that the Company had not yet received a substantial cash payment that the Company asserts it is due from the owner of the Nova Hut steel mini-mill in the Czech Republic (see Note 6
- Contingencies) limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of Allowed and "deemed allowed" Class 4 claims, was available at the time of the initial distribution to Allowed Class 4 claim holders. Thus, more shares of Kaiser Group Holdings preferred stock were issued than would have been had the claims resolution process had advanced more quickly and had more cash been available, collectively, from the Nova Hut project and/or other sources. Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million in available cash was paid into the reserve cash account as of April 17, 2001.

     As discussed in General Terms and Distribution Status of Plan, the exchange ratio of Kaiser Group Holdings common stock for former Kaiser Group International common stock (1 share for 96 shares) and the nature of the distribution of shares of common stock to holders of Class 4 claims resulted in there being a number of holders of a relatively small number of shares of Kaiser Group Holdings common stock. Therefore, the Company initiated an offer to purchase all, but not less than all, shares of Kaiser Group Holdings common stock distributable to persons who received 99 or fewer shares in the initial distribution for a price equal to $4.50 per share. This price was generally based on the trading price of Kaiser Group International common stock during the prior 30 days, which may not have borne any relation to the true value of such shares. The Company made no representation as to the fairness of the offer price. The offer expired on June 15, 2001 with 25,650 shares being repurchased by the Company under this plan for a total of $115,000.

     In the case of holders of former Kaiser Group International common stock, the offer to purchase shares was conditioned on the holder's agreement to also sell the holder's right to future distributions of shares of Kaiser Group Holdings' common stock under the Plan. The offer price for such distribution rights was $0.50 per share that would otherwise be distributed. This offer price was determined arbitrarily, based primarily on the Company's expectation that future distributions of shares of Kaiser Group Holdings' common stock would not exceed 10% of the number of shares then distributed at the present time. Holders who wished to sell their right to future distributions had to also sell their shares of Kaiser Group Holdings common stock. Effective as of June 15, 2001, the Company had repurchased 20,002 rights under this plan for a total cost of $10,000.

     The following table (amounts in thousands) depicts the Plan's unaudited status on a pro forma basis as of September 30, 2001, as if all remaining bankruptcy claims were resolved, all related bankruptcy distributions were made and a projected preferred stock redemption had been completed. The pro forma adjustments are based on the following assumptions:

 .    the remaining Allowed Class 4 Claims will approximate $12.2 million, and

 .    the total excess cash reserves available upon the completion of all bankruptcy claims and distributions approximates $10.3 million to be used in the redemption of outstanding New Preferred Stock.


                                                                              (Amounts in Thousands)
                                                                                    Estimated
                                                                                    Remaining
                                                              As Reported          Distributions
                                                              September 30,       and Redemptions                   Pro Forma
Balance Sheet Category                                            2001                 (c)                      September 30, 2001
----------------------                                        --------------      ----------------              ------------------
Cash and restricted cash                                         $26,315               $(11,400)  a),b)                $14,915
Other current assets                                              24,209                                                24,209
Other noncurrent assets                                           36,072                     --                         36,072
                                                                 -------               --------                        -------
     Total Assets                                                $86,596               $(11,400)                       $75,196
                                                                 =======               ========                        =======

Current Liabilities                                              $15,395                                               $15,395
Preferred Stock                                                   62,481               $ (4,691)  a),b)                 57,790
Common Stock                                                          16                      1   a)                        17
Capital in excess of par                                           9,403                 (6,710)  a)                     2,693
Accumulated loss                                                    (656)                                                 (656)
Accumulated other comprehensive amount                               (43)                    --                            (43)
                                                                 -------               --------                        -------
    Total Liabilities and Shareholders' Equity                   $86,596               $(11,400)                       $75,196
                                                                 =======               ========                        =======


Pro forma Adjustments and Assumptions:

a) Reflects the final bankruptcy distribution as though an additional $12.2 million in claims are deemed Allowed (resulting in the Company's total Class 4 Claim estimate of $150.0 million in cumulatively Allowed Class 4 Claims upon resolution of all bankruptcy claims):

     . the issuance of $1.14 million in cash ($0.09347 per $1.00 of newly
       Allowed Claim)
     . the issuance of 101,266 shares of New Preferred Stock
     . the issuance of 119,137 shares of New Common Stock

b) Reflects the redemption of 187,273 shares of New Preferred Stock, of the 1,245,073 in pro forma outstanding shares of preferred stock, at $55.00/share, $10.3 million of cash available from the "reserve" fund and from operations, upon the resolution of all bankruptcy claims, provided that the total of Allowed Class 4 Claims does not exceed $150 million. The pro forma redemption does not intend to reflect future redemptions based on distributions of any cash received by the Company from sources other than the excess cash from the "reserve" fund.
c) These adjustments do not reflect the affect, if any, of any claims that may be settled for something other than the Class 4 distribution discussed previously in this footnote.


3.   Earnings Per Share

     Basic earnings per share (EPS) is computed by dividing net income (loss) by
the weighted average number of common shares outstanding for the period.   Under
the bankruptcy plan, holders of Kaiser Group International, Inc. common stock (Old Common) were to receive a number of shares of common stock of Kaiser Group Holdings (New Common) equal to 17.65% of the number of shares of such common stock issued to holders of Class 4 claims. In the initial bankruptcy distribution, effected on April 17, 2001, one share of Kaiser Group Holdings' common stock was issued for each 96 shares of previously outstanding Kaiser Group International common stock. The weighted average shares outstanding for the three and nine months ended September 30, 2001 retroactively adjusts for the conversion of the Old Common to New Common effective with the adoption of fresh-start reporting. As additional distributions of Kaiser Group Holdings common stock are made to holders of newly allowed Class 4 claims, the conversion ratio of 96 shares may be adjusted to reflect the final total number of New Common. Because Kaiser Group Holdings is assumed to be a new entity (as discussed in Note 1) period prior to the adoption of fresh-start reporting have not been restated.

     Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period. Pursuant to the Company's Plan of Reorganization that was effective as of December 18, 2000, all then outstanding common stock equivalents were cancelled. Accordingly, no anti-dilutive information is presented as of September 30, 2001 and the Company had no anti-dilutive securities outstanding at September 30, 2000.

     The effect of preferred dividends of $1.1 million and $2.0 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2001, respectively.


4.  Components of net assets of discontinued operations

     The components of the "Net Assets of Discontinued Operations" consist of the carrying value of the net assets of the Nova Hut project and were as follows (in thousands):

                                                              September 30, 2001   December 31, 2000
                                                              -------------------  ------------------
                                                                  (unaudited)

       Cash.................................................        $   137             $   276
       Letter of credit cash collateral drawn by Nova Hut...         11,100                   -
       Retained accounts receivable, less reserves
        and allowances of $4,044 and $3,081, respectively...         16,769              17,559
       Subcontractor retentions and other accounts payable..         (6,375)             (7,123)
                                                                    -------             -------
                                                                    $21,631             $10,712
                                                                    =======             =======

     As of December 31, 2000, the Company had $11.1 million in letters of credit outstanding, collateralized by restricted cash balances for this project. At December 31, 2000, the restricted cash balance of $11.1 million was not included
as part of "Net Assets of Discontinued Operations".   On February 16, 2001,
however, Nova Hut drew against the $11.1 million letter of credit prior to its expiration on March 5. Accordingly, the $11.1 million has been included in the September 30, 2001 balance above. See Note 6 - Contingencies. The Company has categorized this entire balance as a current asset in the accompanying Consolidated Balance Sheets.


5.   Preferred Stock

     Resulting from its initial bankruptcy distribution on April 17, 2001, the Company had $62.5 million in preferred stock outstanding as of September 30, 2001. The preferred stock is a series of authorized preferred stock designated as "Series 1 Redeemable Cumulative Preferred Stock," and has a par value of $0.01 per share. The preferred stock ranks ahead of the Company's New Common Stock.

     Cumulative dividends on the preferred stock are payable on a quarterly basis, as of April 30, July 31, October 31, and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of preferred stock at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the preferred stock coincident with the initial distribution date, April 17, 2001. The dividend due to holders of record on October 31, 2001, totaling approximately $1.1 million, was paid on November 7, 2001. At September 30, 2001, in addition to the $10.5 million of cash reserves for unresolved claims, the Company has reserved $1.4 million in the cash reserve account for future dividends of preferred stock related to unresolved claims.

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

     The Company will have the option to redeem the preferred stock at any time, in whole or in part, at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. In addition, any net proceeds in excess of $3.0 million in a calendar year received by the Company or any of its direct or indirect subsidiaries from the disposition of assets to an unaffiliated party outside of the ordinary course of business must be used to redeem preferred stock at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. Furthermore, the Company has certain other assets relative to the Nova Hut Project. To the extent that such assets are recovered, a portion must be used to redeem preferred stock at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. All outstanding shares of preferred stock are required to be redeemed by the Company on or before December 31, 2007, and if such redemption does not occur, holders of preferred stock will be entitled to elect two-thirds of the directors of the Company.

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

     Nova Hut: Although Old Kaiser sold its Metals, Mining and Industry business unit to Hatch in August, 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which is responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut. At the present time, the mini-mill project is mechanically complete. The contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to Final Acceptance of the mini-mill and made final payment at the completion of the first test. However, Nova Hut has asserted that the first test was not successful. Despite consistent and lengthy efforts on the part of Kaiser Netherlands and the Company to address and protect their positions, this matter remains disputed and Kaiser Netherlands and the Company resorted to legal proceedings to enforce their rights. The primary legal venue at this time is the Delaware bankruptcy proceeding for Kaiser Group International, where Kaiser has asserted claims against Nova Hut and the International Finance Corporation ("IFC"), while rejecting claims from Nova Hut and the IFC. The initiation of a future arbitration proceeding under the Nova Hut contract is also being contemplated. The cost of litigating this dispute, as well as the cost of a possible ongoing presence in Ostrava, Czech Republic, depending upon a final outcome, have had and are expected to continue to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Group Holdings. In addition to litigation actions, Kaiser Holdings has been engaged in direct settlement discussions with Nova Hut, which if successful would suspend current litigation proceedings.

     In connection with the Nova Hut project, on February 16, 2001 an $11.1 million cash collateralized letter of credit, which was originally expected to remain in place for at least one year following the achievement of Final Acceptance of the mini-mill, was drawn by Nova Hut. Kaiser Holdings, through litigation, is attempting to regain the cash drawn from Nova Hut pursuant to the terms of the Nova Hut contract. Nova Hut has also drawn down the $11.0 million retention account, resulting from withholdings from payments due to Old Kaiser and its subcontractors, that was held in a bank in the Czech Republic. In addition, under the Nova Hut contract as it currently exists, Kaiser Netherlands believes that amounts payable to it include a $10 million fee due upon achievement of Final Acceptance. Kaiser Holdings has accrued the majority of this fee over the duration of its performance on the project and currently has it included as part of Net Assets of Discontinued Operations on the Consolidated Balance Sheet - See Note 4.

     On May 3, 2001, Kaiser Holdings received correspondence from Nova Hut claiming that due to Kaiser Netherland's nonperformance of a second and third performance test by a particular date, it had effectively breached the contract and accordingly Nova Hut demanded that it be paid $46.0 million for the breach
pursuant to the terms of the contract.   Relative to this breach claim, Nova Hut
withdrew the $22.1 million of cash (consisting of the $11.1 million drawn performance letter of credit and $11.0 million retention funds), that had been maintained for Kaiser Netherland's benefit in a separate Czech bank account, as it is entitled to do pursuant to the contract terms in the event of a valid breach. In addition, in consequence of its breach claim, in July 2001, Nova Hut attempted to secure payment of a $5 million promissory note issued by Kaiser Netherlands as a project performance guarantee instrument. Nova Hut is attempting to win a judgment in favor of payment of the promissory note by Kaiser Netherlands through separate legal action in the Netherlands. The initial Nova Hut claim in the Dutch court system has been dismissed and is currently under appeal by Nova Hut.

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

     With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of September 30, 2001, Kaiser-Hill had no balances outstanding on its revolving credit facility.

     ICF Consulting: Kaiser Holdings owns a 10% interest in ICF Consulting Group, Inc., a privately-held entity, which was retained by Old Kaiser when it sold its Consulting Group in September 1999. Kaiser Holdings also holds approximately $6.55 million of notes (a $3.25 million Escrow Note and a $3.3 million Non-Escrow Note (the "ICF Notes") issued to Old Kaiser in connection with that sale. The notes mature on June 25, 2006 and bear interest at a rate of 10 1/2% per annum. Amounts payable by ICF Consulting Group, Inc. on such notes are subject to (1) the rights of holders of ICF Consulting Group's senior lenders and (2) possible reduction as a result of indemnification claims asserted by ICF Consulting Group, Inc. pursuant to the agreements entered into by the parties at the time of Old Kaiser's sale of its Consulting Group. The Company has been advised that ICF Consulting Group, Inc. remedied a technical default under the financial covenants in its senior credit agreement. As of the date hereof however, ICF Consulting Group, Inc. has not paid $1.4 million in interest payment due on the ICF Notes. Under the terms of the notes, overdue interest bears interest at 12 1/2% per annum. Lastly, the Company is the beneficiary of $750,000 of cash resulting from the sale transaction that is currently held in escrow as collateral for various contractual indemnification provisions, if any. The escrowed cash balance was due to be released to Kaiser on April 15, 2001. On February 12, 2001, however, ICF Consulting presented the escrow agent with notice that it has claims for indemnification from the Company for amounts exceeding the balance of the escrowed cash and the $3.25 million escrowed note. The Company believes the claim to be without merit, has not provided for any negative outcome in the accompanying financial statements, and will vigorously defend its right to be paid the escrowed funds. However there
can be no assurance that the Company will be successful in this effort.    The
Company continues to accrue 10% interest on the $6.55 million of notes and continues to carry the notes at their face value on its balance sheet. Lastly, the Company has not adjusted the historical carrying value, approximating $2.2 million, of its 10% ownership in the ICF Consulting Group.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Kaiser Group Holdings, Inc. is a Delaware holding company that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. ("Old Kaiser"), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with a confirmed plan of reorganization (the Second Amended Plan of Reorganization (the "Plan")), that
was effective on December 18, 2000.   The Company is deemed a "successor issuer"
to Old Kaiser by virtue of rule 12-g 3(a) under the Securities Exchange Act of 1934. References to the "Company" or "Kaiser Holdings" in this Report refer
to Kaiser Group Holdings, Inc. and its consolidated subsidiaries.   A summary of
the Plan for Old Kaiser, as well as other information relative to the process regarding the Plan distributions of the cash and new securities, can be found in a Current Report on Form 8-K dated December 5, 2000, and, in less detail, in the Annual Report on Form 10-K filed with the SEC by Kaiser Group Holdings on April 2, 2001.

     Following the completion of the sales of businesses, the effectiveness of the Plan in December 2000 and the resolution of the remaining bankruptcy claims, the Company has only a limited number of activities, assets or liabilities, primarily consisting of:

 . The ownership of a 50% interest in Kaiser-Hill Company, LLC ("Kaiser-Hill"), which serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. Kaiser-Hill has performed for DOE at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons-production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and relocate to Safe Storage the radioactive materials at the site, to clean up areas contaminated with hazardous and radioactive waste, to demolish the on-site structures, and to restore much of the 6,000-acre site to the public.

        As discussed below, the Company is encouraged, based on Kaiser-Hill's recent progress, that Kaiser-Hill will be able to complete the performance of the closure contract within the target schedule and cost. Of course, the Kaiser-Hill project remains subject to substantial performance and other risks.

 . The resolution and closeout of a completed contract for the engineering and construction of a steel mini-mill for Nova Hut in the Czech Republic ("Nova Hut project"). See Note 6 to the Financial Statements - Contingencies.

       The Company is disappointed that it has not yet been possible to resolve the disputes related to the Nova Hut project, which has been more time-consuming and expensive than anticipated. The Company continues to believe that substantial sums are due to it in relation to the Nova Hut project, and that it is necessary to continue to invest in the pursuit of these claims and to defend against the claims of Nova Hut.

 .  The holding of a minority ownership interest in ICF Consulting Group Inc.
   (the consulting division that Old Kaiser sold in 1999) as well as the interest-bearing promissory notes and escrowed cash received in connection with that sale.

       As discussed in Note 6 to the Consolidated Financial Statements, ICF Consulting has asserted claims against the Company, has not released the escrowed cash the Company believes is due to it, and has not paid interest that is due on the notes held by the Company. The Company continues to attempt to resolve these matters without incurring further litigation expense, but such a resolution cannot be assured.

 . A wholly owned captive insurance company that is in the process of resolving existing claims. As a result of the Company's sale of its E&C Group in 2000, the captive insurance company will be liquidated over time, as existing claims are resolved.

       The Company is attempting to accelerate the liquidation of the captive insurance company in order to make available cash reserves held by the captive insurance company earlier than had previously been anticipated. This will require a final resolution of a number of the remaining bankruptcy claims filed against the Company.

 . An ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

  Management has entered into discussions with a number of entities in an effort to seek ways to enhance shareholder value through an expansion of the Company's activities. To date, these discussions have focused on potential joint ventures, but in the future, may also encompass possible acquisitions of new lines of business. The potential outcome of future management efforts to enhance shareholder value is uncertain.


General Terms and Distribution Status of Plan

     The effectiveness of the Plan as of December 18, 2000 did not in and of itself complete the bankruptcy process. The process of resolving in excess of $500 million of claims initially filed in the Kaiser Group International bankruptcy process is ongoing. Old Kaiser has objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount determined to be owing to the creditor, such portion of the claim is deemed to be an allowed claim by the Bankruptcy Court (an "Allowed Claim"). While the Company has made substantial progress in resolving disputed claims and has achieved a number of what it considers favorable settlements, the Company cannot predict with accuracy when the claims resolution process will be complete or what the total amount of Allowed Claims will be, but it does expect the process to continue into 2002.

     In very general terms, the Plan contemplated three basic different classes of creditors:

 . Allowed "Class 3 claims" against Kaiser Group International bankruptcy-- generally trade and similar creditors' claims of $20,000 or less - received cash for their claims.

 .  Allowed "Class 4 claims", the largest class of claims against Kaiser Group
   International bankruptcy, is made up of creditor claims other than Class 3 claims and equity claims. Class 4 claims included holders of the former Kaiser Group International senior subordinated notes due 2003. Holders of allowed Class 4 claims received a combination of cash and Kaiser Group Holdings preferred and common stock in respect of their claims. Such holders received one share of preferred stock and one share of common stock for each $100 of claims. However, the number of shares of preferred stock issued was reduced by one share for each $55.00 of cash received by the holder of a Class 4 claim.

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

     To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001, establishing an Alternative Dispute Resolution (the "ADR") procedure whereby the claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, thereafter, the parties are required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims are subject to the ADR process. Since April 17, 2001, the date of initial distribution, $49.3 million of asserted claims have been withdrawn or negotiated or mediated to an agreed amount, resulting in a cash payment of $0.9 million without any additional issuance of New Preferred or New Common stock. At November 9, 2001, the amount of unresolved claims is approximately $81.0 million. The Company expects that substantial progress will continue in the resolution of claims over the balance of this calendar year. The Company continues to believe that the amount of Class 4 claims to ultimately be allowed in the Kaiser Group International bankruptcy will not exceed $150.0 million. As demonstrated by the claim settlements completed during the quarter ended September 30, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company began settling certain remaining Class 4 claims entirely for cash payments in lieu of the cash/preferred and common stock combination contemplated in Old Kaiser's Plan of Reorganization. The Company intends to continue to use this settlement alternative during its resolution of remaining Class 4 claims, but has no ability to determine the effect of the outcome on its overall financial condition in the event such settlements are accepted in the future.

     With respect to the unresolved claims, the Plan required that, at the date of the initial distribution, sufficient cash reserves were to be retained by the Company such that, if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount, the Company would be able to satisfy the allowed claims, including dividends accruing on related preferred stock since April 17, 2001. The cash reserve requirement and the fact that the Company had not yet received a substantial cash payment that the Company asserts it is due from the owner of the Nova Hut steel mini-mill in the Czech Republic (see
Note 6 - Contingencies) limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of Allowed and "deemed allowed" Class 4 claims, was available at the time of the initial distribution to Allowed Class 4 claim holders. Thus, more shares of Kaiser Group Holdings preferred stock were issued than would have been had the claims resolution process advanced more quickly and had more cash been available, collectively, from the Nova Hut project and/or other sources. Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million was paid into the reserve cash account as of April 17, 2001.

     Based on the claims settlement activities since April 17, 2001 and on the level of remaining unresolved Class 4 claims of $81.0 million and the dividends theoretically accrued on such unresolved dividends since April 17, 2001, the Company is required to have reserve cash on hand of approximately $9.1 million
until such claims are resolved.   As of November 9, 2001, the actual balance of
reserve cash on hand was $11.4 million. The difference of $2.3 million, representing roughly 4% of the total preferred stock outstanding at November 9,
2001, will be required to be used to redeem outstanding preferred stock.   As
the Company will continue to aggressively pursue the resolution of remaining Class 4 claims and continues to estimate that the total amount of Class 4 claims ultimately allowed will not exceed $150.0 million (roughly $12.3 million more than have been allowed or settled to date), it is likely that a significant amount of the reserve cash will be available to redeem additional shares of preferred stock in the future. Pending the resolution of the remaining $80.1 million in open claims, however, the Company is not contemplating a preferred stock redemption during 2001, but will continue to evaluate the timing of such a redemption commensurate with its progress in claims resolution

     As discussed in General Terms and Distribution Status of Plan, the exchange ratio of Kaiser Group Holdings common stock for former Kaiser Group International common stock (1 share for 96 shares) and the nature of the distribution of shares of common stock to holders of Class 4 claims resulted in there being a number of holders of a relatively small number of shares of Kaiser Group Holdings common stock. Therefore, the Company initiated an offer to purchase all, but not less than all, shares of Kaiser Group Holdings common stock distributable to persons who received 99 or fewer shares in the initial distribution for a price equal to $4.50 per share. This price was generally based on the trading price of Kaiser Group International common stock during the prior 30 days, which may not have borne any relation to the true value of such shares. The Company made no representation as to the fairness of the offer price. The offer expired on June 15, 2001 with 25,650 shares being repurchased by the Company under this plan for a total of $115,000.

     In the case of holders of former Kaiser Group International common stock, the offer to purchase shares was conditioned on the holder's agreement to also sell the holder's right to future distributions of shares of Kaiser Group Holdings' common stock under the Plan. The offer price for such distribution rights was $0.50 per share that would otherwise be distributed. This offer price was determined arbitrarily, based primarily on the Company's expectation that future distributions of shares of Kaiser Group Holdings' common stock would not exceed 10% of the number of shares then distributed. Holders who wished to sell their right to future distributions had to also sell their shares of Kaiser Group Holdings common stock. At June 15, 2001, the Company had repurchased 20,002 rights under this plan for a total cost of $10,000.

     The following table depicts the status, as of the date of this Report, of the initial distribution under the Plan as well as a projection of the effects of all distributions, once completed, in the bankruptcy process:

                                         (Amounts in Thousands)

                                                                                      Distribution Element
                                                                               ------------------------------------
                                                                               Liquidation    # of        # of
                                                                               ------------   ---------   ---------
                                                                               Preference     shares of   shares of
                                                                               ------------   ---------   ---------
                                                                               of New         New         New
                                                                               ------------   ---------   ---------
                                Claim                     % of                 Preferred      Preferred   Common
Amounts as of                   --------  Distribution    -----                ------------   ---------   ---------
Initial Distribution Date:      Amount    Amount          Total   Cash         Stock          Stock       Stock
($'s in thousands)              --------  ------------    -----   ----------   ------------   ---------   ---------
                                 %     $Value
                                ---   --------

Amount of Allowed               $    912  100%  $    912     --   $      912             --          --          --
 Class 3 Claims
Amount of Allowed
 Class 4 Claims                 $136,863   55%  $ 75,275     51%  $   12,793       $ 62,481   1,136,024   1,368,632
Remaining Amount of
Unresolved Claims /1/           $130,329   55%  $ 71,681     48%  $   12,183       $ 59,499        /NI/        /NI/
Holders of Old Common Stock           --   55%        --                  --             --          --     242,239
Buyback of Odd-Lot New
 Common Stock                         --              --                  --             --          --     (25,650)
                                --------        --------          ----------   ------------   ---------   ---------
Totals                          $268,104        $147,868    100%  $   25,888       $121,980   1,136,024   1,585,221
                                ========        ========          ==========   ============   =========   =========

Total Estimates at
Completion of Bankruptcy/2/:
  - Allowed Class 3 Claims      $    912  100%  $    912          $      912       $     --          --          --
  - Other Priority Claims             88  100%        88                  88             --          --          --
  - Allowed Class 4 Claims       150,000   55%    82,500              14,628         68,050   1,237,273   1,491,000
  - Holders of Old
    Common Stock                      --              --                  --             --          --     263,118
                                --------        --------          ----------   ------------   ---------   ---------
                                $151,000        $ 83,500          $   15,628       $ 68,050   1,237,273   1,754,118
Pro Forma
Redemption of Outstanding
New Preferred Stock/3/:               --              --              10,260/3/     (10,260)   (187,273)         --
                                --------        --------          ----------   ------------   ---------   ---------
   Total                        $151,000        $ 83,500          $   25,888       $ 57,790   1,050,000   1,754,118
                                ========        ========          ==========   ============   =========   =========


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

/1/ The amount of unresolved claims have been and will continue to be reduced significantly from time-to-time as pending court actions are finalized.

/2/ Excluding the effect of any cash reserves, available upon the resolution of all remaining claims, that may be being used to redeem outstanding shares of New Preferred Stock in the future.

/3/ From time-to-time in the future, as remaining unresolved claims are resolved, excess cash to be available from the "reserve" fund (including cash added to "reserve" fund in payment of pro forma dividends on retained shares of New Preferred Stock) will be used to redeem outstanding shares of New Preferred Stock. This pro forma, cumulative, estimate of $10.0 million of available cash is based on the assumption that there is a total of $150.0 million in Allowed Class 4 Claims upon the resolution of all remaining unresolved bankruptcy claims. The estimate excludes cash collections from Nova and does not intend to depict the effects of any future redemptions based on distributions of cash received by the Company from sources other than the excess cash from the "reserve" fund.

Results of Retained Operations

     Due to the sale of the majority of Old Kaiser's operations and the reporting of those operations as discontinued in the accompanying Statements of Operations for all periods presented, all remaining operations are solely attributable to the Company's 50% ownership of Kaiser-Hill. The Kaiser-Hill contribution to the Company's overall financial results for the three and nine month period ended September 30, 2001 were $2.8 million and $8.7 million, respectively (prior to a $0.9 million and $2.6 million, respectively, charge for amortization), versus $2.1 million and $14.6 million for the same periods in 2000. The difference in the results for the nine months ended September 30, 2001 and 2000 is due in part to a nonrecurring award in the first quarter of 2000 related to a performance fee that was awarded to Kaiser-Hill upon the January 2000 completion and closeout of the original Rocky Flats contract and in part to the fact that the terms of the new closure contract provided for different profitability characteristics preventing comparability to the predecessor contract that was in place for the month of January 2000.

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

     The economic terms of the Closure Contract are significantly different from the former contract in that Kaiser-Hill, in addition to continuing to earn revenue from the reimbursement of the actual costs of its services, will also earn a performance fee based on a combination of the actual costs of completion and on the actual date of physical completion. The Closure Contract will reimburse Kaiser-Hill for the costs it incurs to complete the site closure, currently estimated to range between $3.6 billion and $4.8 billion and, in addition, will pay Kaiser-Hill an incentive fee ranging from $150.0 million to $460.0 million, depending on Kaiser-Hill's ability to control the incurred costs at completion to within the targeted range and its ability to meet the closure goal anytime between March 31, 2006 - March 31, 2007. In addition to recognizing revenue equal to all reimbursable costs incurred on the project, Kaiser-Hill is also recognizing a portion of the total estimated performance fee equal to the proportion of total costs incurred to date as compared to total estimated costs it expects to incur over the life of the project. For the contract to date period ended December 31, 2000, Kaiser-Hill used the highest potential cost amount and accordingly the lowest potential fee award of $150.0 million as its estimate for recording revenue and profit on the contract in 2000. Effective in 2001, Kaiser-Hill estimates its total costs at contract completion to be approximately $4.5 billion. The effect of the lower cost estimate has the impact of increasing the fee that Kaiser-Hill could earn to approximately $180.0 million from the previous estimate of $150.0 million. The fee estimate is likely to change over time as Kaiser-Hill achieves certain milestones and is better able to estimate its ultimate award. Notwithstanding significant uncertainties inherent in Kaiser-Hill's ultimate performance on the project, Kaiser-Hill management has achieved substantial project performance improvement in the past several months, is currently achieving positive variances to both target project schedule and cost and believes that it is currently executing work plans that, with continued successful performance, would attain closure of the site prior to the end of 2007 and result in a larger fee award than is currently be accrued. Once the ultimate fee earned by Kaiser-Hill is determined however, it will be reduced for any costs incurred by Kaiser-Hill that were not reimbursable by the DOE, in accordance with the provisions of Federal Acquisition Regulations, prior to any distribution of its net earnings to either of the two owners. Kaiser-Hill has estimated the unreimbursable costs could range up to 20%-30% of the net performance fee ultimately awarded to it by the DOE. Kaiser-Hill recognizes these unreimbursable expenses as they are incurred.

     Through 2000, the Closure Contract provided for Kaiser-Hill to invoice the DOE quarterly based on a $340.0 million target fee pool, less a 50% retainage for 2000. Thereafter, the quarterly invoicing will revert to a formula such that, unless otherwise approved by the DOE, cumulative contract billings may not exceed the minimum fee of $150.0 million spread over a 7-year timeframe, with retainages. The DOE does however have the ability to increase the quarterly payments based on their acknowledgement of upward fee adjustments subject to the same 50% retainage. To date, DOE has not agreed to increase the quarterly payments beyond the $150.0 million minimum fee level. However, Kaiser-Hill has been accruing the fee using an estimate of $180 million for the duration of 2001. Kaiser-Hill anticipates that the DOE will take formal action to acknowledge its accelerated contract performance during the first half of 2002. Such action would then result with an adjustment to catch up and increase the annual fee payments by up to 13%, inclusive of a triggered requirement for DOE to "holdback" 50% of the amount of fee over the $150 million minimum level.

     In connection with the Company's adoption of fresh-start reporting as of December 31, 2000, it increased the carrying value of the investment in Kaiser-Hill by approximately $21.0 million. Generally accepted accounting principles require that the difference between the carrying value and the Company's actual percentage ownership in Kaiser-Hill's undistributed equity be amortized over the estimated useful life of the Kaiser-Hill asset. Therefore, beginning in 2001, the Company recognized amortization expense for the three months and nine months ended September 30, 2001 of $0.9 million and $2.6 million, respectively, against its 50% ownership of Kaiser-Hill's actual net income for the same period. The Company is using an estimated 6-year life of the Kaiser-Hill investment for purposes of computing this amortization charge.

     Administrative Expenses: Administrative expenses incurred during the three and nine month period ended September 30, 2001 consisted of roughly equal amounts of salaries/benefits and external professional costs and, to a lesser extent, other customary facilities, utilities and regulatory compliance costs, all incurred in connection with managing the asset divestitures, bankruptcy proceedings and other activities associated with remaining asset management and the winding down of historical operations. Also included in this expense category is the Company's expense relative to retiree medical benefit costs. As the Company progresses on the winding down and bankruptcy claim resolution initiatives, it continues to reduce the amount of administrative expense incurred. Although the Company anticipates further near-term reductions in administrative expenses attributable primarily to full-time staffing reductions, until the majority of the remaining bankruptcy claims and the dispute with the Nova Hut client are resolved, it remains difficult to estimate a normal level of administrative expenditures necessary for the Company's remaining operations.

     Administrative expenses incurred during the same time periods in 2000 consisted largely of costs incurred for activities that were indirectly supporting the business units that were later divested. Since these support functions were not divested in 2000 along with the asset sales, the related costs have not been presented as part of the results of discontinued operations.

     Depreciation and Amortization Expense: The expense recognized during the three and nine month periods ended September 30, 2000 was largely attributable to amortization expense associated with the carrying value of the original issuance costs of the Company's Senior and Senior Subordinated Notes. The notes were eliminated from the balance sheet in connection with transactions and reorganization completed later in 2000 and therefore related amortization did not recur in 2001.

     Restructuring Charges: During the three and nine months ended September 30, 2000, the Company incurred approximately $2.5 million and $4.4 million, respectively, in costs associated with its restructuring plan. These costs primarily consisted of professional fees incurred in connection with the Company's debt restructuring activities.

     Equity Income in Earnings of Affiliate: Equity income in earnings of affiliate consists of the Company's 50% equity income in Kaiser-Hill for the three and nine months ended September 30, 2001 totaling $2.8 million and $8.7 million, respectively, net of $0.9 million and $2.6 million, respectively, related to the amortization of the excess of the Company's carrying value of its investment in Kaiser-Hill over its ownership percentage of the underlying Kaiser-Hill equity. The Company increased the carrying value of this investment significantly as part of its adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

     Interest: Interest income is earned on available cash balances that were generated primarily from the divestitures in 1999 and 2000 prior to the use of cash in operations or for bankruptcy distributions and related matters. Interest income of 10% has also been accrued on $6.55 million in notes outstanding from the sale of ICF Consulting in September 1999 - See Note 6 to the Consolidated Financial Statements - Contingencies.

     Interest expense incurred for the three and nine months ended September 30, 2000 was primarily attributable to the 13% interest expense accruing on the $125.0 million of outstanding Senior Subordinated Notes. Interest on the Senior Subordinated Notes for this period was not paid in 2000 but was allowed as a claim of the note holders together with the principal amount of their notes.
The Company incurred no interest expense on the Senior Subordinated Notes after it filed for bankruptcy protection on June 8, 2000.

     Income Tax: The Company recorded an income tax expense of $0.8 million and $1.8 million on income from continuing operations of $1.0 million and $1.6 million, respectively, for the three and nine months ended September 30, 2001 due to the fact that the amortization of the Kaiser-Hill investment carrying is not deductible for federal income tax purposes.

     Results of Discontinued Operations: The operating results of the Company's divested and non-divested discontinued operations have been presented in the accompanying financial statements, in accordance with generally accepted accounting principles, in the form of its net results only. Summarized results for the discontinued segments for the three and nine months ended September 30, 2001and 2000 are as follows (in thousands):

                                                                                    2001                           2000
                                                                         Three Months   Nine Months     Three Months   Nine Months
                                                                         ------------   -----------     -----------    -----------
Gross Revenue                                                                    $ --         $ 488         $ 41,599      $157,173
  Subcontracts and materials                                                       --            --          (29,702)      (92,198)
  Equity income of affiliates                                                      --            --              267         1,275
                                                                                 ----         -----         --------      --------
Service Revenue                                                                    --           488           12,164        66,250
Operating Expenses:
  Direct labor and fringe                                                          16           666            8,027        40,180
  Selling, general and administrative                                              68           518            5,169        23,225
  Depreciation/amortization                                                        --            --              226         1,030
                                                                                 ----         -----         --------      --------
  Operating Income (Loss) Before Income Taxes                                     (84)         (696)          (1,258)        1,815
  Income Tax Benefit (Provision)                                                   33           278              503          (726)
                                                                                 ----         -----         --------      --------
  Income (Loss)  from Discontinued Operations                                     (51)         (418)            (755)        1,089
                                                                                 ====         =====         ========      ========

     The losses from discontinued operations in 2001 relate to expenses incurred for project wind-down, demobilization and the inception of warranty related activities of the Nova Hut project.


                        LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

     Operating activities: The Company used $11.0 million of cash in the nine months ended September 30, 2001, that, in addition to funding operating costs of its remaining activities, was used primarily for extinguishment of obligations arising out of its bankruptcy, including severances, professional fees and various other wind-down expenditures and distributions to allowed class 3 claim holders. Of the total $12.2 million of cash used in operating activities during the nine months ended September 30, 2000, Kaiser-Hill's earnings in excess of cash distributions represented approximately $3.5 million of the total operating cash shortfall. The remaining $8.7 million was used for operating, asset sale preparation, the payment of the 1999 pension obligation on September 15, 2000 of approximately $2.2 million and debt restructuring activities.

     Investing activities: During the nine months ended September 30, 2001, the Company received three quarterly distributions totaling $6.2 million from Kaiser-Hill. During the nine months ended September 30, 2000, the Engineering Operations were sold for proceeds totaling $36.7 million, and Old Kaiser sold an investment in a French environmental company and collected approximately $1.0 million.

     Financing activities: In the nine month period ended September 30, 2001, the Company paid out $12.8 million in connection with the initial bankruptcy distribution to allowed claim class 4 holders and $0.9 million in subsequent class 4 holder claim settlements were paid out of the cash reserves for remaining open claims. The Company transferred $12.3 million to a restricted cash account required, pursuant to the terms of the Plan of Reorganization, as a reserve for future claim holders and related potential dividends, paid $125,000 to repurchase certain odd-lot shares of new common stock resulting from a stock buy back offer (see related discussion above) and paid $1.3 million in preferred stock dividends. As of September 30, 2000, the Company had received an $8.3 million distribution from Kaiser-Hill and repurchased the remaining $1.0 million in outstanding Senior Notes plus accrued interest.

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

     The terms of the New Preferred Stock include provisions for cumulative dividends, payable quarterly, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred Stock at an annual rate of 12% of the per share liquidation preference. Dividends began to accrue on the New Preferred Stock as of the initial distribution date regardless of whether the stock had been actually issued as of that time or issued in the future upon the resolution of additional Allowed Claims.

     As of September 30, 2001, Old Kaiser had $4.6 million in letters of credit outstanding collateralized by restricted cash balances primarily for the requirements of its captive insurance subsidiary.

     Kaiser Holdings' longer-term liquidity and future ability to redeem significant portions of its outstanding shares of preferred stock will depend in large part upon:

 .    its ability to resolve the remaining $81.0 million of open bankruptcy claims for a substantially lesser amount;
 .    Kaiser-Hill's performance under its Closure Contract with the DOE. Kaiser-
     Hill serves as the general contractor at the DOE's Rocky Flats Environmental Technology Site near Denver, Colorado - see section entitled - Overview of Retained Operations;
 .    the timing of DOE actions to accelerate the payment of Kaiser-Hill award fee;
 .    the resolution of disputes relating to Kaiser Netherlands' performance under its fixed-price contract for turnkey engineering and construction services relating to a steel mini-mill in the Czech Republic for Nova Hut and on the ability of Nova Hut, which is in financial difficulty, to pay for such services (See Note 6 to the Consolidated Financial Statements); and
 .    the liquidation of certain other remaining, non-operating, assets and liabilities for amounts approximating their current carrying values.

     Lastly, with respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of September 30, 2001, Kaiser-Hill had no balances outstanding on its revolving credit facility.


Other Matters

     Contingencies: The Company has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising Kaiser Holdings. Additionally, the Company believes contingent liabilities may exist in the areas described in Note 6 to its Consolidated Financial Statements.

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

     In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company will adopt FAS 144 effective January 1, 2002 and does not expect any financial impact.


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

     Kaiser Holdings is Dependent on Kaiser-Hill's Performance and wind-down of Nova Hut Project: Kaiser Holdings' long-term future profitability is dependent, to a significant extent, on Kaiser-Hill's performance under its Closure Contract with the DOE. Kaiser-Hill serves as the general contractor at the DOE's Rocky Flats Environmental Technology Site near Denver, Colorado. Rocky Flats is a former DOE nuclear weapons production facility. Kaiser-Hill's contract with the DOE includes a performance fee based upon a combination of the actual costs to complete the site closure and the actual date of completion of the closure. If Kaiser-Hill fails to complete within the target cost for the project and fails to complete the project by March 31, 2007, Kaiser Hill's potential fee will be reduced by 30% of the costs incurred after the target date, up to a maximum of $20 million.

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

     Absence of a Business Plan Beyond Kaiser-Hill and Nova Hut Project: Apart from the risks associated with Kaiser-Hill's performance under its Closure Contract with the DOE, the performance of Kaiser Netherlands and resolution of the dispute regarding the Nova Hut project, and Nova Hut's ability to pay Kaiser Netherlands, Kaiser Holdings' long-term future profitability will be dependent, to a significant extent, on its ability to develop a business plan for ongoing operations. It is possible that Kaiser Holdings' ongoing business plan will be limited to completing the Nova Hut project and participating in the activities of Kaiser-Hill. The Board of Directors of Kaiser Holdings is considering whether Kaiser Holdings should attempt to take advantage of its successful history of performing in the government services market, both independently and through Kaiser-Hill, in order to develop a new revenue base.

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

 .   Realization of the ICF Notes and related interest and investment carrying values and ability to favorably resolve pending claim made by ICF.

Item 3.   Quantitative and Qualitative Information about Market Risk

Market Risk

     The Company does not believe that it has significant exposures to market risk. The interest rate risk associated with the Company's Preferred Stock activity is fixed at 7%. The interest rate risk associated with the Company's obligation to fund a capped retiree medical obligation is sensitive to interest rate risk via the use of a discount rate in determining the present value of its remaining obligation thereunder. A 10% increase or decrease in the average annual prime rate would result in a change in the financial statement carrying value of the plan obligation but would not change the actual long-term cost of the plan.

Part II - Other Information

Item 1.  Legal Proceedings

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2000. See also Note 6 to the consolidated financial statements contained herein.

Item 2.  Changes in Securities

(a) None
(b) None
(c) None
(d) Not applicable

Item 3.  Defaults Upon Senior Securities

(a) None
(b) None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits filed as part of this report are listed below:

          No. 3(ii)  Amended and Restated Bylaws of Kaiser Group Holdings, Inc.
                     as of October 23, 2001.
          No. 21     Consolidated Subsidiaries of the Registrant as of
                     October 31, 2001.

     (b) Reports on Form 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                          KAISER GROUP HOLDINGS, INC.
                                  (Registrant)

Date: November 14, 2001


                             /s/ Marijo L. Ahlgrimm
                             ---------------------------

                             Marijo L. Ahlgrimm
                             Executive Vice President and Chief Financial
                             Officer (Duly authorized officer and principal financial officer)