Form 10-K
period 2001-12-31
KAISER GROUP HOLDINGS INC
filed 2002-04-01
CIK 856200

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                           Commission File No. 1-12248

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


===============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X]

The Plan of Reorganization of Kaiser Group International, Inc. under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000. The Plan provides, among other things, that holders of shares of common stock of Kaiser Group International, Inc. ("Old Common Stock") received shares of common stock of Kaiser Group Holdings, Inc. and that holders of specified outstanding debt obligations and other specified claimants received cash and shares of preferred stock and common stock of Kaiser Group Holdings, Inc., all in accordance with the terms set forth in the Plan. The initial distribution of securities occurred as of April 17, 2001.

The aggregate market value of common stock held by non-affiliates of the registrant was $4.3 million based on the Over-the-Counter Bulletin Board average bid and asked prices of $2.71 on March 25, 2002. On March 25, 2002, there were 1,601,046 shares of common stock outstanding.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-k for the year ended December 31,
2001                                                                   Page   2

                                     PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and our periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 31E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan, " "foresee" or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution, cash availability, stock redemption plans, contract awards and performance, potential acquisitions and joint ventures, and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur.

Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 1.   BUSINESS

REORGANIZED CORPORATE HISTORY

Kaiser Group Holdings, Inc. is a Delaware holding company formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. ("Old Kaiser" or "Kaiser Group International"), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with a confirmed plan of reorganization (the Second Amended Plan of Reorganization (the "Plan") (Exhibit 2.a to this Report)) that was effective on December 18, 2000. The Company is deemed a "successor issuer" to Old Kaiser by virtue of rule 12-g3(a) under the Securities Exchange Act of 1934. References to the "Company" or "Kaiser Holdings" in this Report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser, as well as other information relative to the process regarding the initial Plan distributions of cash and new securities, can be found in a Current Report on Form 8-K filed on December 14, 2000 with the Securities and Exchange Commission by Old Kaiser.

Following the completion of the sales of businesses and the effectiveness of the Plan, the Company has only a limited number of activities, assets and liabilities, primarily consisting of (further described in this section under "Overview of Retained Business Operations"):


..    the ownership of a 50% interest in Kaiser-Hill Company, LLC
     ("Kaiser-Hill"), which serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. Kaiser-Hill has performed for DOE at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site and other locations, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public. The Kaiser-Hill joint venture between Old Kaiser and CH2M Hill Companies, Ltd. was formed solely for the performance of the current and former Rocky Flats contracts. The level of success experienced by Kaiser-Hill in achieving closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of the Company's long-term financial performance following the completion of the reorganization process.

..    a substantial claim, pending resolution, against the owner of a steel mini-mill for Nova Hut in the Czech Republic. The engineering and construction of the mini-mill was completed by a subsidiary of Old Kaiser in 2000.

..    the holding of a minority ownership interest in ICF Consulting Group, Inc.
     (a division that Old Kaiser sold in 1999) as well as the interest-bearing promissory notes and escrowed cash received in connection with that sale.

..    a wholly-owned captive insurance company that is no longer issuing new policies and is solely involved in resolving remaining claims made against previously issued policies.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-k for the year ended December 31,
2001                                                                   Page   3

..    an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

GENERAL TERMS AND DISTRIBUTION STATUS OF PLAN OF REORGANIZATION

The effectiveness of the Plan as of December 18, 2000 did not in and of itself complete the bankruptcy process. The process of resolving in excess of $500 million of claims initially filed in the Old Kaiser bankruptcy process is ongoing. Old Kaiser objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount due to the creditor, such portion of the claim is deemed to be an allowed claim by the Bankruptcy Court (an "Allowed Claim"). The Company cannot predict with accuracy when the claims resolution process will be complete or what the total amount of Allowed Claims will be upon completion.

In very general terms, the Plan contemplated three different classes of creditors:

..    Allowed "Class 3 claims" against the Old Kaiser bankruptcy estate -
     generally trade and similar creditors' claims of $20,000 or less - received cash for their claims.

..    Allowed "Class 4 claims", the largest class of claims against the Old
     Kaiser bankruptcy estate, is made up of creditor claims other than Class 3 claims and equity claims. Class 4 claims included holders of the former Kaiser Group International senior subordinated notes due 2003 ("Old Subordinated Notes"). Holders of allowed Class 4 claims received a combination of cash and Kaiser Holdings preferred and common stock in respect of their claims. Such holders received one share of preferred stock ("New Preferred") and one share of new common stock ("New Common") for each $100 of claims. However, the number of shares of New Preferred issued was reduced by one share for each $55.00 of cash received by the holder of an allowed Class 4 claim. Under the Plan, fractional shares of New Preferred and New Common were not issued. Each holder of an Allowed Class 4 claim or Allowed Equity Interest (see below for discussion of Equity Interest) received the total number of whole shares of New Preferred or New Common to which it was entitled. Any remaining entitlement to fractions of shares of New Preferred or New Common were treated by distributing unallocated shares of New Preferred and New Common to holders of Allowed Class 4 Claims and Allowed Equity Interests having the greatest fractional entitlements until all unallocated fractional shares of New Preferred and New Common were distributed. Dividends on shares of New Preferred issued under the Plan will accrue from the initial distribution date. Shares of New Preferred distributed after the initial distribution date will be entitled to any dividends that would have accrued from and after the initial distribution date.

..    The third class of claims recognized in the Old Kaiser bankruptcy estate are equity claims, consisting of holders of former Kaiser Group International common stock ("Old Common") and other "Equity Interests" as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of New Common of Kaiser Holdings equal to 17.65% of the number of shares of such common stock issued to holders of allowed Class 4 Claims. In the initial distribution, one share of Kaiser Holdings New Common was issued for each 96 shares of previously outstanding Old Common. Additional distributions of Kaiser Holdings
     New Common stock may be made in the future as additional shares of New Common are issued to holders of newly allowed Class 4 claims, if any. Apart from holders of former Kaiser Group International Old Common, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Kaiser Group International in 1998. The Bankruptcy Court confirmed the equity nature of those claims.

Pursuant to the terms of Old Kaiser's Plan, the Company was required to complete its initial bankruptcy distribution within 120 days of the effective date of the Plan. Accordingly, on April 17, 2001, the Company effected its initial distribution. At that time, there were approximately $136.8 million of Class 4 claims that had been allowed in the bankruptcy process. The amount of unresolved claims remaining at April 17, 2001 was approximately $130.5 million.

With respect to the unresolved claims, the Plan required that, at the date of the initial distribution, sufficient cash reserves be retained by the Company such that if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount, the Company would be able to satisfy the allowed claims, including dividends accruing on related New Preferred since April 17, 2001. The cash reserve requirement, and the fact that the Company had not yet received a substantial cash payment that the Company asserted it was due from the owner of the Nova Hut steel mini-mill in the Czech Republic, limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of Allowed and "deemed allowed" Class 4 claims, was available at the time of the initial distribution to Allowed Class 4 claim holders. Thus, more shares of New Preferred were issued than would have been had the claims resolution process advanced more quickly and had more cash been available from the Nova Hut project and/or other sources. Due to the proportion of remaining unresolved Class 4 claims in

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-k for the year ended December 31,
2001                                                                   Page   4
relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million in available cash was reserved on April 17, 2001.

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001, establishing an Alternative Dispute Resolution ("ADR") procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, thereafter, the parties are required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims are subject to the ADR process. Since April 17, 2001, the date of initial distribution, $65.5 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $0.8 million and no additional issuances of New Preferred or New Common. As of March 15, 2002, the amount of unresolved claims was approximately $65.0 million. The Company expects that substantial progress will continue to be made in the resolution of claims over the balance of 2002. The Company continues to believe that the amount of Class 4 claims ultimately to be allowed in the Kaiser Group International bankruptcy proceeding will not exceed $150.0 million. The Company intends to continue to aggressively pursue settlement alternatives during its resolution of remaining Class 4 claims. Regardless of the settlement intentions, the Company cannot determine, with certainty, the effect of the outcome on its overall financial condition in the event such settlements are or are not accepted in the future.

As discussed above, the exchange ratio of New Common for Old Common (1 new share for each 96 old shares) and the nature of the distribution of shares of common stock to holders of Class 4 claims resulted in there being a number of holders of a relatively small number of shares of Kaiser Holdings common stock. Therefore, in 2001 the Company initiated an offer to purchase all shares of New Common distributable to persons who received 99 or fewer shares in the initial distribution for a price equal to $4.50 per share. The offer expired on June 15, 2001 with 25,650 shares being repurchased by the Company under this plan for a total of $115,000.

In the case of holders of Old Common, the offer to purchase shares was conditioned on the holder's agreement to also sell the holder's right to future distributions of shares of Kaiser Holdings' common stock under the Plan. The offer price for such distribution rights was $0.50 per share that would otherwise be distributed. This offer price was determined arbitrarily, based primarily on the Company's current expectation that future distributions of shares of Kaiser Holdings' common stock would not exceed 10% of the number of shares distributed at the present time. Holders who wished to sell their right to future distributions had to also sell their shares of Kaiser Holdings' common stock. On June 15, 2001, the Company repurchased 20,002 rights under this plan for a total cost of $10,000.

The following table depicts the results of the initial distributions to Allowed Claims pursuant to the Plan of Reorganization:

                                                                                       Distribution Element
                                                                                       --------------------
                                                                                Liquidation         # of         # of
                                                                                -----------         ----         -----
                                                                               Preference of      shares of    shares of
                                                                               -------------      ---------    ---------
                                                                                  of New             New          New
                                                                                  ------             ---          ---
Amounts as of                     Claim         Distribution                     Preferred        Preferred      Common
                                  -----                                          ---------        ---------      ------
Initial Distribution Date:        Amount        Amount              Cash           Stock            Stock        Stock
                                  ------        ------              ----           -----            -----        -----

($'s in thousands)                            %      $Value
                                              -      ------

Amount of Allowed                   $912    100%        $912        $912               --              --           --
  Class 3 Claims
Amount of Allowed
    Class 4 Claims              $136,863     55%     $75,275     $12,794           $62,481      1,136,024     1,368,632
Holders of Old Common Stock           --                  --          --                --             --       242,257
Buyback of Odd-Lot New
    Common Stock                      --                  --          --                --             --      (25,650)
                                --------             -------     -------           -------      ---------     ---------
Totals                          $137,775             $76,387     $13,706           $62,481      1,136,024     1,585,239
                                ========             =======     =======           =======      =========     =========

From time-to-time in the future, as remaining unresolved claims are resolved, excess cash to be available from the "reserve" fund (including cash added to "reserve" fund in payment of pro forma dividends on retained shares of New Preferred) must be used to redeem outstanding shares of New Preferred.

Preferred Stock Put Rights

Holders of Old Subordinated Notes were offered the opportunity to have a right to "put" their New Preferred to Kaiser Government Programs, Inc. ("KGP"), which is the indirect 100% owner of Old Kaiser's 50% interest in Kaiser-Hill, if KGP receives certain proceeds from Kaiser-Hill. This opportunity was offered in exchange for the surrender of any remaining rights held by holders of Old Subordinated Notes as of August 14, 2000 under a guarantee previously issued by KGP. The KGP exchange offer expired on November 15, 2000, and the holders of $124,303,000, or 99.4%, principal amount of the Old Subordinated Notes accepted the exchange offer. On or about April 17, 2001, the holders of Old Subordinated Notes received certificates representing the KGP put rights. The number of KGP put rights represented by such certificates corresponded to the

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-k for the year ended December 31,
2001                                                                   Page   5
number of shares of New Preferred Stock distributed with respect to such Old Subordinated Notes.

The KGP put rights, expiring on December 31, 2007, obligate KGP to purchase New Preferred owned by a holder of the KGP put right, at the holder's option, under three circumstances:

..    if KGP receives net after-tax proceeds from any cash distributions from
     Kaiser-Hill that, on a quarterly basis, exceed 2.8 times the amount of cash required to pay all past accrued but unpaid cash dividends on the New Preferred distributed to holders of Old Subordinated Notes pursuant to the Plan, plus the next scheduled quarterly cash dividend on New Preferred;
..    if KGP receives net after-tax proceeds from any direct or indirect disposition of any interest in Kaiser-Hill; or
..    if KGP receives net after-tax proceeds from an extraordinary distribution from Kaiser-Hill.

Upon exercise of a put, KGP will pay an exercising holder 100% of the liquidation preference of the New Preferred that is the subject of the KGP put rights, plus all accrued and unpaid dividends on the New Preferred. KGP will purchase shares of New Preferred on a pro rata basis based upon the number of shares of New Preferred as to which puts have been properly exercised, but only up to the amount of the available net after-tax proceeds from triggering events. KGP will not purchase any fractional shares. The number of KGP put rights represented by such certificates will correspond with the number of shares of New Preferred distributed with respect to Old Subordinated Notes. KGP put rights will not become exercisable more frequently than every 12 months unless the cumulative amount of available net after-tax proceeds from triggering events is at least $3 million. KGP put rights will be transferable except that puts shall cease to be transferable if KGP determines that any further transfer would require registration of the puts as a class of securities under the Securities Exchange Act of 1934. Kaiser Holdings does not presently plan to arrange for trading of the KGP put rights on the over-the-counter bulletin board or otherwise.

Overview of Retained Business Operations

Kaiser-Hill Company, LLC
------------------------

Kaiser-Hill is owned equally by Kaiser Group Holdings and CH2M Hill Companies Ltd. CH2M Hill designates three of the five members of Kaiser-Hill's Board of Managers, and Kaiser Holdings designates two members. The scope of Kaiser-Hill's contract with the DOE includes all elements of daily and long-term operations associated with the ultimate closure of the DOE's Rocky Flats site, including stabilizing and safely storing or transporting radioactive material, cleaning up areas contaminated with hazardous and radioactive waste, and restoring much of the 6,000-acre Rocky Flats site for future use by the public.

On January 24, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract became effective February 1, 2000 and terminated the remaining period of the former contract as of January 31, 2000. The Rocky Flats Site Closure Contract is primarily cost-reimbursable in nature, but also contains certain minimum and incentive fee elements based on qualitative and quantitative factors of actual performance levels compared to annually negotiated and established benchmarks or milestones.

The economic terms of the Closure Contract provide that Kaiser-Hill will earn revenue equal to the actual cost of physical completion in addition to a performance fee based on a combination of the actual cost of completing the site closure project and the actual date of physical completion, both as compared to contracted targets. The potential fee to be earned pursuant to the Closure Contract terms ranges from $150.0 million to $460.0 million based on Kaiser-Hill's costs to complete the site closure being within the range of targeted completion cost of $3.6 billion and $4.8 billion, and completion at various dates between 2005 - 2007. Completion for a total cost in excess of the target cost would result in a reduction to the potential fee whereby Kaiser-Hill will share 30% in all costs incurred after such date, subject to a maximum Kaiser-Hill liability of $20.0 million. From the inception of this contract in February 2000 until December 31, 2000, uncertainties over the ability to accurately predict the total cost at completion and date of completion made management chose a conservative course for revenue recognition whereby contract fee was recognized for financial reporting purposes at the minimum level, i.e. the $150.0 million fee level on a straight-line basis over an estimated period of contract completion ranging from February 1, 2000 through December 31, 2007.

During early 2001, Kaiser-Hill reduced its estimate of total cost at completion to $4.5 billion from the original $4.8 billion. This reduction in estimated cost at completion had the financial statement result of increasing its accrual of the fee to be earned over the contract duration from $150.0 million to $180.0 million.

Kaiser-Hill continued to make favorable progress on the Closure Contract during 2001 and, during the quarter ended December 31, 2001, amended its estimate for the physical contract completion date from December 31, 2007 to December 31, 2006 and changed its estimate of the total cost to be incurred during the Closure Contract duration to be below $4.0 billion. Kaiser-Hill

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-k for the year ended December 31,
2001                                                                   Page   6
management believes that its schedule progression and reductions in estimated total costs to date contribute to its being on course to earn a $340.0 million performance fee over the Closure Contract duration. Because Kaiser-Hill uses the percentage of completion method for the performance fee recognition on the Closure Contract, the effect of increasing its performance fee estimate on the project from $180.0 million to $340.0 million resulted in recording additional earnings of $15.8 million as a change in estimate in the fourth quarter. This adjustment was comprised of a revenue increase of $47.8 million, offset by $32.0 million in project contingency reserves. Despite the uncertainties relative to Kaiser-Hill performing on the Closure Contract so as to earn a possible $340.0 million in total performance fee, Kaiser-Hill also has goals of further improving its ultimate project performance. Goals however should not be considered free of risk, and the ability to accurately predict the ultimate results are highly uncertain.

Under Kaiser-Hill's contract with the DOE, Kaiser-Hill is not responsible for, and the DOE pays, all costs associated with liabilities, including, without limitation, any claims involving strict or absolute liability and any civil fine or penalty, expense, or remediation cost, but limited to those of a civil nature, which may be incurred by, imposed on, or asserted against Kaiser- Hill arising out of any act or failure to act, condition, or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 ("pre- existing conditions"). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill's managerial personnel and cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill is responsible, but only for the incremental liability, expense, or remediation caused by Kaiser-Hill.

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

Kaiser Netherlands, B.V.
------------------------

Although Old Kaiser sold its Metals, Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V. ("Kaiser Netherlands"), which had been performing a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut. Upon completion of the construction of the mini-mill in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests to achieve final acceptance. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful, that additional tests were not necessary and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project. However, Nova Hut asserted that the first test was not successful. Kaiser Netherlands believed that such contention may have been put forth by Nova Hut in response to severe financial constraints on Nova Hut's operations resulting from weakening conditions in the worldwide steel market and of the relatively significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights. The primary legal venue at this time is the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation ("IFC"), while rejecting substantial claims involving breach of contract filed by Nova Hut and the IFC. The litigation of this dispute has had and may continue to have a negative impact on the cash flow of Kaiser Netherlands and the Company.

In February 2002, representatives of the Company, Nova Hut and the IFC met under the auspices of a Delaware bankruptcy court-sponsored mediation. The details of these discussions are subject to a confidentiality agreement. At the date of this Report, there are no assurances that settlement will ultimately be achieved through the bankruptcy court-sponsored mediation that is still in process.

Other Retained Assets, Activities and Obligations

Kaiser Holdings also owns a 10% interest in ICF Consulting Group, Inc. ("IFC Consulting"), a privately held entity, that was retained by Old Kaiser when it sold its Consulting Group in June 1999. In connection with the sale, the Company accepted two promissory notes as part of the total consideration received. Principal payments on an escrowed and non-escrowed note, in the amounts of $3,250,000 and $3,300,000, respectively, are due June 25, 2006. The notes are subject to reduction in the event that certain divestiture-related contingencies are not resolved as originally anticipated in the related sale agreement. Amounts payable by ICF Consulting on such notes are subject to (1) the rights of holders of ICF Consulting's senior lenders and (2) possible reduction as a result of indemnification claims asserted by ICF Consulting pursuant to the

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page   7
agreements entered into by the parties at the time of Old Kaiser's sale of its Consulting Group. Initially as a result of a technical default of financial covenants in its senior credit agreement, ICF Consulting has not made interest payments on the notes since inception in 1999. The accrued amount of interest receivable was $1.7 million and $1.1 million as of December 1, 2001 and 2000, respectively. Under the terms of the notes, overdue interest bears interest at 12 1/2% per annum.

Also resulting from the sale of ICF Consulting, the Company is the beneficiary of an escrowed cash balance totaling $835,000 that is currently held as collateral in the event any applicable indemnification claims are made against the Company by ICF Consulting. On February 12, 2001, ICF Consulting presented the escrow agent with notice that it has claims for indemnification from the Company for amounts significantly exceeding the balance of the Escrowed Cash and the Escrowed Note. The Company has reviewed the indemnification claims and believes them to be largely without merit and will vigorously defend its right to be paid the escrowed funds upon their due dates. However, there can be no assurance that the Company will be successful in this effort. In December 2001, ICF Consulting proposed a settlement offer to the Company that was far below the stated value of its claim. The Company rejected the ICF Consulting offer and proposed an alternative settlement that was also rejected by ICF Consulting. Based on the Company's perception of the lack of merit in the ICF Consulting claims, the Company may begin implementation of legal actions to defend the indemnification claim and to pursue the collection of escrowed cash and interest that it is due.

The Company owns a captive insurance company that is no longer engaged in issuing new policies but is solely in the process of resolving existing claims. Restrictions on the insurance company's cash balances, maintained to support statutory insurance reserves, will be released as reserve requirements decrease in the future and to the extent such cash balances are not used in payment of resolved claims.

The Company also has the obligation to pay certain medical, disability and life insurance benefits to a fixed group of retirees for life. Such plans cover certain individuals who retired from the Company prior to 1993. There are approximately 653 retirees and dependents currently covered by the plan, the average age of whom is approximately 80. The actuarially determined present value of this obligation, based on the Company's existing commitments, interest rate assumptions and related medical benefit insurance policies, is $7.5 million. Although the Company intends to try to reduce its remaining exposures relative to the costs of this obligation in the future, there can be no guarantees that this will feasible, nor can the Company estimate the amount of potential future savings with any reasonable degree of accuracy.

The Company's assets also include those subsidiaries that were not debtors in Old Kaiser's bankruptcy proceeding. However, many of those subsidiaries are foreign entities and, except for Kaiser Netherlands which performed services for the Nova Hut project and those subsidiaries related to Kaiser-Hill, subsidiaries that were not debtors in Old Kaiser's bankruptcy proceedings do not have material value. It is anticipated that a number of such subsidiaries will be dissolved or otherwise cease to exist or become totally inactive.

The Company's Board of Directors will consider whether the Company will engage in any additional business activities in the future. Among other things, it is anticipated that the Board of Directors will consider whether the Company should attempt to take advantage of Old Kaiser's successful history of performing in the government services market, both independently and through Kaiser-Hill, in order to develop a new revenue base. In keeping with this effort, the Company has entered into an alliance with Tyco Infrastructure Services (formerly Earth Tech) to pursue project opportunities. As of the date of this Report, no projects have been targeted.

Selected Corporate Operating History for Periods Prior to the Bankruptcy Reorganization

Old Kaiser was a provider of engineering, construction management, and project and program management services. The original holding company was incorporated in Delaware in 1987 under the name American Capital and Research Corporation, as the successor to ICF Incorporated, a nationwide consulting firm organized in 1969. In 1988, the holding company acquired the Kaiser Engineers business, which had performed a mixture of public- and private-sector engineering and construction work since 1914. The name of the holding company was changed several times since 1987 to and including ICF Kaiser International, Inc. and to Kaiser Group International Inc. on December 27, 1999.

Old Kaiser's business operations and financial condition were significantly impaired in 1998 and 1999 as a result of substantial difficulties and financial losses encountered in the execution by its Engineering and Construction ("E&C") Group of four large fixed-price contracts to construct nitric acid plants. Pursuant to a plan intended to restore Old Kaiser to profitability, two other unrelated operating groups were sold in 1999, a realignment of the retained E&C Group was paired with substantial reductions in overhead spending, and a restructuring of the then existing debt was proposed, subject to obtaining credit arrangements providing adequate working capital.

Although Old Kaiser was able to obtain necessary stockholder approvals and senior subordinated noteholders agreed to participate in a debt restructuring plan, consummation of such a plan remained conditioned on Old Kaiser's ability to obtain a

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page   8
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

Accordingly, on June 9, 2000 the ("Petition Date"), Old Kaiser and 38 of its wholly-owned domestic subsidiaries (the "Debtor Entities") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). The subsidiaries that did not file petitions for relief under Chapter 11 are referred to herein as the "Non-Debtor Entities". Old Kaiser continued to operate the Non-Debtor Entities' businesses in the ordinary course and operated the Debtor Entities' businesses as debtor-in-possession. As such, the Debtor Entities were authorized to operate their businesses in the ordinary course but were not allowed to engage in transactions outside the ordinary course of business without Bankruptcy Court approval. As of December 18, 2000, Old Kaiser's bankruptcy Plan became effective and the day-to-day operations of its Debtor Entities were no longer subject to Bankruptcy court supervision.

Upon obtaining the necessary Bankruptcy Court approvals, the sales of the majority of Old Kaiser's E&C Group were completed as follows:

..    Infrastructure and Facilities: The Bankruptcy Court approved the sale of the Infrastructure and Facilities line of business on July 17, 2000. On July 28, 2000, Old Kaiser completed the sale of this line of business, which provided engineering services to clients around the world in the transit and transportation, facilities management, water/wastewater treatment, and microelectronics and clean technology sectors. In this transaction, substantially all of the assets of this business line were sold to Tyco Group S.A.R.L., the EarthTech unit of Tyco International Ltd., for a cash purchase price of approximately $30 million.

..    Metals, Mining and Industry: The Bankruptcy Court approved the sale of the Metals, Mining and Industry line of business on August 17, 2000. Effective as of August 18, 2000, Old Kaiser completed the sale of this line of business, which provided engineering services to clients around the world in the alumina/aluminum, iron and steel, and mining industry sectors. In this transaction, substantially all of the assets of this business line were sold to Hatch Associates, Inc., a subsidiary of The Hatch Group of Canada, for a cash purchase price of approximately $7.0 million.

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

Kaiser Holdings believes that the insurance coverages that it maintains, including self-insurance, protect against risks that are commensurate for similar businesses of the scope and present operating profile of Kaiser Holdings and that related coverage amounts are economically reasonable. At this time, Kaiser Holdings expects to continue to be able to obtain insurance in amounts generally available to firms with a similar profile. There can be no assurance that the insurance coverage and levels maintained by Kaiser Holdings will continue to be reasonably available. An insured claim, or uninsured claim for that matter, arising out of pre-reorganization or post-reorganization activities of Old Kaiser, if successful and of sufficient magnitude, could have a material adverse effect on the Company's financial position.

Government Regulation

Kaiser Holdings may, from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. No charges presently are known to have been filed against Old Kaiser by these agencies.

Employees

As of March 31, 2002, the Company had approximately 12 (full and part-time) employees.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page   9

ITEM 2.   PROPERTIES

The Company's only leased property is located at 9302 Lee Highway, Fairfax, Virginia 22031-1207, and its telephone number is (703) 934-3600. The majority of all leased properties were transferred to others as part of asset sale transactions in 1999 and 2000.

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

In the course of normal business activities, various claims or charges have been asserted and litigation commenced against Old Kaiser arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Such claims are now part of the overall bankruptcy proceeding. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, an adequate reserve has been provided for final judgments, if any, in excess of insurance coverage, that might be rendered against the Company in the event of unsuccessful bankruptcy resolution. The continued adequacy of reserves is reviewed periodically as progress on such matters ensues.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Stockholders of the Company was held on Wednesday, December 12, 2001, at 9300 Lee Highway, Fairfax, VA 22031-1207. The only matter voted upon was the election of three directors. The directors elected at the meeting included Jon B. Bennett, John T. Grigsby, Jr. and James J. Maiwurm. The results of the election of directors was as follows:

                                        For          Withheld
                                        ---          --------
Jon B. Bennett                       1,390,640          36,751
John T. Grigsby, Jr.                 1,350,869          76,522
James J. Maiwurm                     1,346,585          80,806

Withheld votes means that the shareholder marked the box on his/her proxy card labeled "withheld".

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From September 14, 1993 until March 7, 2000, the Old Common of Old Kaiser was traded on the New York Stock Exchange (NYSE) under the symbol "ICF" and, after December 27, 1999, under the symbol "KSR". On March 8, 2000, the Old Common ceased to be listed on the NYSE and began to be traded on the Over-the-Counter Bulletin Board system under the symbol "KSRG". The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Effective with the Company's implementation of Old Kaiser's Plan of Reorganization, on or about April 17, 2001, each 96 shares of Old Common were exchanged for 1 share of the Company's New Common. The Company's New Common currently trades on the Over-the-Counter Bulletin Board system under the symbol "KGHI".

At March 22, 2002, there were 129 shareholders of record of the New Common. The following table sets forth the high and low sales prices for the Old Common Stock as reported by the NYSE for 2000 through March 7, 2000, and the range of high and low bid quotations on the Over-the-Counter Bulletin Board commencing March 8, 2000 through December 31, 2001. Historical prices per share for the period January 1, 2001 to the Initial Distribution date of April 17, 2001 have been adjusted to show the effect of the 96:1 conversion ratio of Old Common to New Common effected in the Initial Distribution.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page  10

                                       New Common               Old Common
                                       ----------               ----------
                                      Stock Price               Stock Price
                                      -----------               -----------
                                         2001                       2000
                                         ----                       ----
                                     High       Low           High        Low
                                     ----       ---           ----        ---

Year Ended December 31,
   First Quarter.................   $ 5.94   $ 1.98          $ 0.90    $ 0.12
   Second Quarter................     2.65     0.99            0.44      0.03
   Third Quarter.................     2.45     1.75            0.06      0.03
   Fourth Quarter................     3.10     1.96            0.04      0.02

The Company's Transfer Agent and Registrar is EquiServe Trust Company, N.A, P.O. 2536, Jersey City, NJ 07303-2536. The Shareholder Relations telephone number is (201) 324-0498 and the internet address is http://www.equiserve.com.

Old Kaiser never paid cash dividends on its Old Common. Kaiser Holdings anticipates that no cash dividends will be paid on the New Common for the foreseeable future and that its earnings will be retained for use in the business and also be used to pay dividends on and redeem outstanding shares of New Preferred. The Board of Directors of Kaiser Holdings determines its dividend policy based on its results of operations, payment of dividends on preferred stock, financial condition, capital requirements, and other circumstances.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of the Company for the year ended December 31, 2001 and for Old Kaiser for the years ended December 31, 2000, 1999, 1998 and 1997, has been derived from the Company's and/or Old Kaiser's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2001 consolidated financial statements.

                      Selected Consolidated Financial Data
                      (in thousands, except per share data)


                                                        Successor               Predecessor Company
                                                         Company      ------------------------------------------
                                                          2001           2000      1999       1998       1997
                                                          ----           ----      ----       ----       ----

Statement of Operations Data:
Gross revenue........................................      $    --   $271,385    $643,044   $632,600   $588,700
Service revenue......................................           --     76,018     186,856    154,500    167,500
Operating (loss).....................................      (10,792)      (224)    (16,544)   (20,722)   (90,654)
Income (loss) from continuing operations before
   reorganization items, income taxes, minority
   interest, extraordinary items and cumulative
   effect of accounting change.......................        7,657     (1,736)    (35,260)   (39,462)   (25,162)
Income (loss) before extraordinary items and
   cumulative effect of accounting change............       (4,957)    29,762      (5,324)   (93,442)    (4,987)

Basic and Diluted Earnings (Loss) Per Share:
Continuing operations before extraordinary items
   and cumulative effect of accounting change........      $  1.92    $  1.74    $  (1.65)  $  (1.80)  $  (0.96)
Discontinued operations, net of tax..................        (9.11)     (0.46)       1.42      (2.07)      0.74
Extraordinary items, net of tax......................           --       5.35       (0.02)     (0.05)        --
Cumulative effect of accounting change, net of tax...           --         --          --      (0.25)        --
                                                                --         --          --      -----         --

     Total...........................................      $ (7.19)   $  6.63    $  (0.25)  $  (4.17)  $  (0.22)
                                                           =======    =======    ========   ========   ========

Weighted average common shares outstanding:
   --basic...........................................        1,119     23,255      23,823     24,092     22,382
   --diluted.........................................        1,119     23,255      23,823     24,092     22,382

                                            Successor Company           Predecessor Company
                                               December 31,                  December 31,
                                         ---------------------       ----------------------------
                                            2001         2000         1999      1998       1997
                                            ----         ----         ----      ----       ----

Balance Sheet Data (end of period):
Total assets...........................   $80,891      $106,168      $253,563    $428,071    $399,288
Working capital........................    23,974        54,131        17,116       3,271      91,121
Long-term liabilities..................        --            --       131,795     147,152     145,590
Redeemable preferred stock *...........    62,481            --            --          --          --
Shareholders' equity (deficit).........     3,360        87,500       (69,903)    (63,118)     27,327

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page  11

* As the Company had not initiated its initial bankruptcy distribution until April 17, 2001, as of December 31, 2000, no shares of New Preferred were actually outstanding as of such date. See table on page 5 for the details of the initial distribution.

The estimated sum of the claims that ultimately will be allowed in the bankruptcy proceedings, plus liabilities incurred after the bankruptcy filing, exceeded the reorganization value of the assets of the emerged entity immediately before the effective date. Additionally, holders of existing voting shares immediately before the effective date received less than 50 percent of the voting shares of the emerged entity, thus triggering a change in control of the organization. The American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), requires that, under these circumstances, a new entity is created for financial reporting purposes, and assets and liabilities should be recorded at their fair values. Additionally, the value of the reorganized enterprise becomes the established amount for the emerging balance of stockholders' equity and any accumulated deficit of the predecessor entity is offset against available paid-in-capital to result in an emerging retained earnings of zero. This accounting treatment is referred to in this Report as "fresh-start" reporting. The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000 and recorded a net increase to book value totaling $15.2 million resulting from the adjustments to the individual assets and liabilities in Old Kaiser's Statement of Operations. Because financial information from previous years was not prepared on a comparable basis, a black line has been shown to separate new entity information from prior year information. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the effects of this reporting adoption.

As of December 18, 2000, the Company recognized a gain of $124.5 million, after the effects of income taxes, on the forgiveness of pre-petition liabilities approximating $150.0 million.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. has been divided into a discussion of events and activities of the Company after the bankruptcy reorganization (Successor Entity) which was effective December 18, 2000 (immediately below through page 18) and events of Old Kaiser prior to that date (on pages 18-24 of this Report).

KAISER GROUP HOLDINGS, INC.  (SUCCESSOR ENTITY)

Overview

In the year since the Plan of Reorganization of Kaiser Group International, Inc. under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000, Kaiser Holdings consummated the initial bankruptcy distributions to allowed claimholders, continued to progress in resolving remaining outstanding bankruptcy claims, performed responsibilities with regard to the management of its remaining assets, most predominantly being its 50% ownership interest in Kaiser-Hill Company, LLC and wound down elements of Old Kaiser's previous activities and corporate structure no longer necessary to Kaiser Holdings.

A summary of the Old Kaiser Plan of Reorganization as well as other information relative to the process regarding the Plan distributions of the cash and new securities can be found in summary in Item 1. Business - "General Terms and Distribution Status of the Plan of Reorganization" and in its entirety in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2000 by Old Kaiser.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page  12

Following the completion of the sales of businesses and the effectiveness of the Plan, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

..    the ownership of a 50% interest in Kaiser-Hill, which serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. Kaiser-Hill has performed for DOE at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons-production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public. The Kaiser-Hill joint venture between Old Kaiser and CH2M Hill Companies, Ltd. was formed solely for the performance of the current and former Rocky Flats contracts. The level of success experienced by Kaiser-Hill in achieving closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of the Company's long-term financial performance following the completion of the reorganization process.

..    a substantial claim, pending resolution, against the owner of a steel mini-mill for Nova Hut in the Czech Republic. The engineering and construction of the mini-mill was completed by a subsidiary of Old Kaiser in 2000.

..    the holding of a minority ownership interest in ICF Consulting Group, Inc.
     (a division that Old Kaiser sold in 1999) as well as the interest-bearing promissory notes and escrowed cash received in connection with that sale.

..    a wholly-owned captive insurance company that is no longer issuing new policies but is solely involved in resolving existing claims. Restrictions on the insurance company's cash balances maintained to support statutory insurance reserves, will be released as reserve requirements decrease in the future and to the extent that such cash balances are not used in payment of resolved claims.

..    an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the Consolidated Financial Statements and the income statement amounts reported for the periods presented. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company's accounting measurements that are most affected by management's estimates of future events are:

..    Ultimate amount of claims that will be allowed pursuant to the Company's bankruptcy proceedings. Any future adjustments necessary as a result of the total claims ultimately allowed being less than or more than the $150.0 million currently estimated will be recorded in income from continuing operations.
..    Recoverability of net assets of discontinued operations, notes receivable and accrued interest, and investments.
..    We use the equity method of accounting for affiliates that the Company has the ability to significantly influence but not control. In accordance with the equity method of accounting, we record our proportionate share of the affiliate's income or losses. The difference between the carrying value of the joint venture investment and the Company's underlying equity is amortized on a straight-line basis over the term of the joint venture investment, estimated at six years.
..    Income tax provision, deferred tax assets and related valuation allowance
..    Estimated fees on the Kaiser-Hill joint venture.

Results of Successor Operations

The Company's major remaining source of income is its 50% ownership in Kaiser-Hill Company L.L.C. which performs all elements of daily and long-term operations associated with the ultimate closure of the DOE's Rocky Flats site, including stabilizing and safely storing radioactive material, cleaning up areas contaminated with hazardous and radioactive waste, and restoring much of the 6,000-acre Rocky Flats site for future use by the public. Kaiser-Hill is owned equally by Kaiser Holdings and CH2M Hill Companies Ltd. CH2M Hill designates three of the five members of Kaiser-Hill's Board of Managers and Kaiser Holdings designates two members, including the chair of the Board of Managers. The financial information contained herein for Kaiser-Hill is reflected on the equity basis. Because Kaiser-Hill represents a significant portion of the Company's financial position and results of operation, the audited financial statements of Kaiser-Hill are included in this report (see pages F-24 to F-35).

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  13

On January 24, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract became effective February 1, 2000 and terminated the remaining period of the former contract as of January 31, 2000. The Rocky Flats Site Closure Contract is primarily cost-reimbursable in nature, but also contains certain minimum and incentive fee elements based on qualitative and quantitative factors of actual performance levels compared to annually negotiated and established benchmarks or milestones. Accordingly, fluctuations in gross revenue, service revenue and direct labor and fringe benefit costs earned by Kaiser-Hill during the comparable periods herein are largely reflective of increased levels of reimbursable subcontractor costs incurred as the contract progressed and as underlying activities changed.

The economic terms of the Closure Contract provide that Kaiser-Hill will earn revenue equal to the actual cost of physical completion in addition to a performance fee based on a combination of the actual cost of completing the site closure project and the actual date of physical completion, both as compared to contracted targets. The potential fee to be earned pursuant to the Closure Contract terms ranges from $150.0 million to $460.0 million based on Kaiser-Hill's costs to complete the site closure being within the range of targeted completion cost of $3.6 billion and $4.8 billion, and completion at various dates between 2005 - 2007. Physical completion for a total cost in excess of the target cost would result in a reduction to the potential fee whereby Kaiser-Hill will share 30% in all costs incurred after such date, subject to a maximum Kaiser-Hill liability of $20.0 million. From the inception of this contract in February 2000 until December 31, 2000, uncertainties over the ability to accurately predict the total cost at completion and date of completion made management chose a conservative course for revenue recognition whereby contract fee was recognized for financial reporting purposes at the minimum level, i.e. the $150.0 million fee level on a straight-line basis over an estimated period of contract completion ranging from February 1, 2000 through December 31, 2007.

During early 2001, Kaiser-Hill reduced its estimate of total cost at completion to $4.5 billion from the original $4.8 billion. This reduction in estimated cost at completion had the financial statement result of increasing its accrual of the fee to be earned over the contract duration from $150.0 million to $180.0 million.

Kaiser-Hill continued to make favorable progress on the Closure Contract during 2001 and, during the quarter ended December 31, 2001, amended its estimate for the physical contract completion date from December 31, 2007 to December 31, 2006 and, changed its estimate of the total cost to be incurred during the Closure Contract duration to be below $4.0 billion. Kaiser-Hill management believes that its schedule progression and reductions in estimated total costs to date contribute to its being on course to earn a $340.0 million performance fee over the Closure Contract duration. Because Kaiser-Hill uses the percentage of completion method for the performance fee recognition on the Closure Contract, the effect of increasing its performance fee estimate on the project from $180.0 million to $340.0 million resulted in recording additional earnings of $15.8 million as a change in estimate in the fourth quarter. This adjustment was comprised of a revenue increase of $47.8 million, offset by $32.0 million in project contingency reserves. Despite the uncertainties relative to Kaiser-Hill performing on the contract so as to earn a possible $340.0 million in total performance fee, Kaiser-Hill also has goals of further improving its ultimate project performance. Goals however should not be considered free of risk, and the ability to accurately predict the ultimate results are highly uncertain.

Through 2000, the Closure Contract allowed Kaiser-Hill to invoice DOE quarterly for the performance fee based on a $340.0 million target fee pool, less a 50% retainage. Thereafter, the quarterly invoicing reverted to a formula such that, unless otherwise approved by DOE, cumulative contract billings may not exceed the minimum fee of $150.0 million spread over a 7-year timeframe. Based on DOE's recent acknowledgement of and concurrence with Kaiser-Hill's revised closure estimates and resulting increase to the estimated performance fee to be earned over the contract duration, Kaiser-Hill now expects that it will be able to increase the amount of its performance fee invoices to DOE based on the $340.0 million. However, such invoices will now be subject to the 50% retainage holdback payable at contract completion. Adjusted for the effects of the 50% retainage holdback, Kaiser-Hill expects that its performance fee invoices to DOE will increase by approximately $0.8 million per quarter effective in the 2nd quarter of 2002. Invoice payments made by DOE to Kaiser-Hill, less certain Kaiser-Hill reimbursements, will continue to be distributed to the joint venture owners upon receipt. In the future, as Kaiser-Hill continues to accrue performance fee based on the $340.0 million level, less reserves deemed appropriate in the circumstances, and remains subject to a 50% retainage holdback on its performance fee invoicing, the level of unbilled accounts receivable on its balance sheet will begin to increase substantially. Kaiser-Hill will classify the 50% holdback portion of its performance fee invoicing as long-term unbilled accounts receivable on its balance sheet. The Closure Contract also contains provisions for DOE to release portions of the retainage holdback prior to contract completion if the DOE deems appropriate. Kaiser-Hill is not able to estimate whether any of the retainage holdback will be released prior to contract completion.

Administrative expenses presented in the Statements of Operations for the year ended December 31, 2001 consisted largely of costs incurred for activities associated with the bankruptcy proceedings or with winding down of its historical operations including: $5.0 million incurred for legal and professional fees primarily for bankruptcy claims resolution, including the Nova Hut and IFC claims; $2.8 million incurred for salaries and benefits; $0.9 million incurred for rent, records storage, utilities and repairs and $1.0 million in other administrative expenses, including

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  14
insurance, securities issuance costs and other. Also included in the $9.7 million of total general and administrative expense is a $1.0 million non-cash reduction in the amount of statutory self-insurance reserves required by the Company's wholly-owned insurance subsidiary occurring in the fourth quarter.

General and administrative expenses incurred during the quarter ended December 31, 2001 approximated $1.9 million and represented a significant reduction in the run rate of such expenses from the previous three quarters. As the Company continues to make progress on winding down the operations of Old Kaiser and in resolving remaining bankruptcy claims, it anticipates further declines in general and administrative spending.

In the fourth quarter of 2001, the Company recorded a $1.1 million impairment charge related to the Company's 10% interest in ICF Consulting Group, Inc., a privately held entity, that was retained by Old Kaiser when it sold its Consulting Group in June 1999. The impairment charge was based on management's belief of the potential proceeds available to the Company if this investment was liquidated.

During the year, Old Kaiser benefited from the fact that it had purchased retirement annuity contracts during the 1980's for a capped group of employees. Old Kaiser paid 100% of the premiums for the retirement annuity contracts and such annuities represented the entire amount of this particular retirement benefit obligation to the covered employees at the time. Having paid 100% of the insurance premiums, Old Kaiser became a mutual stockholder in the Prudential Insurance Company. Due to the illiquid nature of ownership in a mutual stockholder organization, Old Kaiser did not have a balance sheet carrying value ascribed to this asset. During November 2001, however, the Prudential Insurance Company demutualized its ownership structure through an initial public offering of its common stock. As a result of the demutualization of the Prudential stockholdings, the Company became the beneficial holder of approximately 195,000 shares of Prudential common stock and accordingly recorded a gain on the demutualization totaling $5.9 million, net of income tax expense of $2.2 million, in December 2001.

In February 2002, the Company sold the Prudential common shares for $6.08 million in cash proceeds prior to the effects of income tax expense.

Interest income earned in 2001 was, in part, based on available cash balances, generally, asset sale proceeds remaining from 2000 and from restricted cash balances maintained for statutory purposes by the Company's wholly-owned captive insurance subsidiary. As the Company used $13.7 million in cash in April 2001 for its initial bankruptcy distribution, interest income, declined by $0.6 million during 2001 compared to 2000 and, will likely decline in the future based on significant reductions in interest rates during 2001. Interest income will also decline based on the Plan of Reorganization requiring potentially large amounts of available cash balances be used for purchasing or redeeming outstanding preferred stock once all remaining bankruptcy claims are resolved. Based on the developments in 2001, the Company recorded a $1.0 million reserve for uncertainties related to the collectibility of the ICF Consulting Group, Inc. promissory notes and the related accrued interest. This reserve was charged to interest income as it had the effect of reversing the interest accrued on the notes in the current year.

Expenses presented as Results of Operations from Discontinued Operations consist of the activities associated with the Nova Hut project. Based on the Company's continued concern over Nova Hut's financial difficulties and the uncertainties of a settlement involving the bankruptcy court-sponsored mediation, the Company reserved approximately $15.6 million of the carrying value of the remaining Nova Hut project assets from $21.6 million to $6.0 million. The Company also recorded an income tax benefit of $6.2 million associated with this reserve. Other out-of-pocket costs were incurred for winding down the project's site operations during early 2001 including severance and relocation costs for returning project expatriates back to the United States.

The Company recognized a total income tax benefit of $3.8 million allocable to the following results (in thousands):

                                                                Applicable
                                               Pre-tax          Income Tax
Statements of Operations Category            Income/(Loss)   (Expense)/Benefit
---------------------------------            -------------   -----------------
Income from continuing operations
  before income taxes.....................      $ 7,657           $ (2,417)
(Loss) from discontinued operation........      (16,409)             6,212
                                                                     -----
                                                                   $ 3,795
                                                                     =====

In December 2000, the Company went through a change in control under the Internal Revenue Code Section (IRC) 382 due to the Chapter 11 bankruptcy reorganization. In September 2001, the Company determined that the change in control met the stringent guidelines of the bankruptcy exception provided under the Internal Revenue Code. This resulted in the Company not being subject to the carryforward limitations of IRC Sec. 382. However, the Company was required to reduce certain carryovers that

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  15
included net operating losses and credits. The Company offset the reduction of the carryforwards with the valuation allowance previously established for those carryforwards and as a result, the effective income tax rate for income from continuing operations differed significantly from statutory rates.

Changes in Liquidity and Capital Resources

The Company used $13.3 million of cash for operating activities in 2001, inclusive of $0.6 million in cash used to satisfy Class 3 bankruptcy claims (former trade accounts payable not paid until after the Plan of Reorganization was deemed effective in December 2000). This use of cash was generally for the $9.7 million in general and administrative expenses incurred in 2001 (see General and Administrative Expenses) in addition to $3.6 million used for severance and professional fees incurred prior to 2001 in connection with the debt restructuring, bankruptcy and winding-down activities in 2000.

During the year ended December 31, 2001, Kaiser-Hill distributed $7.9 million to the Company and to the other 50% owner - CH2M Hill.

At several times during 2001, but primarily in April as part of its initial bankruptcy distribution, the Company paid out $13.7 million representing the cash portion of Class 4 bankruptcy claim resolutions. Also as of April 2001, the Company transferred $12.3 million to a separate reserve cash account to be used to fund the cash portion of any remaining Class 4 bankruptcy claims settlements (including any earned dividends on subsequently issued New Preferred Stock). In June 2001, the Company used $125,000 to finalize a tender offer to repurchase odd-lot shares of less than 99 in total holdings at $5.00 per common share. Lastly, the Company used $2.4 million in the payment of 7% cash dividends accrued on its outstanding preferred stock.

Liquidity and Capital Resource Outlook

The Company currently has no debt as a result of the effectiveness of Old Kaiser's Plan of Reorganization. The Company is financing its working capital needs primarily from distributions from its Kaiser-Hill subsidiary. Based on
(i) current expectations for operating activities and results, (ii) its current available cash position, (iii) recent trends and projections in liquidity and capital needs, and (iv) current expectations of total Allowed Claims upon the completion of the bankruptcy proceedings, management believes the Company has sufficient liquidity to cover the required cash distributions resulting from the resolution of Claims in the bankruptcy process, the future operating needs of the Company and the dividend requirements applicable to the New Preferred Stock. The terms of the New Preferred Stock include provisions for cumulative dividends, payable quarterly, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred Stock at an annual rate of 12% of the per share liquidation preference.

With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of December 31, 2001 and 2000, Kaiser-Hill had $0 and $6.0 million in cash balances outstanding on its revolving credit facility.

The Company has obligations associated with preferred stock dividends at December 31, 2001. The following table is prepared assuming no preferred stock redemptions until the mandatory redemption date of December 31, 2007, and that all dividends are paid in cash. The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows (in thousands):

                                       Less Than One  One to Three  After Three
                              Total        Year          Years         Years
                              -----        ----          -----         -----
Preferred Stock dividends...  $26,256      $4,376        $8,752        $13,128

OTHER MATTERS

The Company has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities comprising the Company. Additionally, the Company believes contingent liabilities may exist in the areas described elsewhere in this Report. See Item 1. Business - "Overview of Retained Operations".

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

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  16

                    RISK FACTORS RELATING TO KAISER HOLDINGS

The restructuring of Old Kaiser through the bankruptcy process involves a significant degree of risk, and this Annual Report on Form 10-K and certain disclosures and reports or statements to be released by Kaiser Holdings or statements to be made by its officers or directors may contain forward-looking statements that involve risks and uncertainty. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, including those set forth in the following risk factors and elsewhere in this Report.

Risks Relating to Kaiser Holdings' Business

Kaiser Holdings Is Dependent on Kaiser-Hill's Performance and Wind-Down of Nova
-------------------------------------------------------------------------------
Hut Project
-----------

The Company's long-term future profitability will be dependent, to a significant extent, on Kaiser-Hill's performance under its Closure Contract with the DOE. Kaiser-Hill serves as the general contractor at the DOE's Rocky Flats Environmental Technology Site near Denver, Colorado. Rocky Flats is a former DOE nuclear weapons production facility. Kaiser-Hill's contract with the DOE includes a performance fee based upon a combination of the actual costs to complete the site closure and the actual date of completion of the closure. If Kaiser-Hill fails to complete within the target cost for the project and fails to complete the project by March 31, 2007, Kaiser Hill's fee will be reduced by 30% of the costs incurred after the target date, up to a maximum of $20 million. See the discussion under Item 1. Business - "Overview of Retained Business Operations".

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

Risks From Special Federal Regulations
--------------------------------------

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

Potential Substantial Liabilities and Costs Associated With Kaiser-Hill's DOE
-----------------------------------------------------------------------------
Contract
--------

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

Absence of a Business Plan Beyond Kaiser-Hill and Nova Hut Project
------------------------------------------------------------------

Apart from the risks associated with Kaiser-Hill's performance under its Closure Contract with the DOE, the performance of Kaiser Netherlands and resolution of the dispute regarding the Nova Hut project, and Nova Hut's ability to pay Kaiser Netherlands, Kaiser Holdings' long-term future profitability will be dependent, to a significant extent, on its ability to develop a business plan for ongoing operations. It is possible that Kaiser Holdings' ongoing business plan will be limited to completing the Nova Hut project and participating in the activities of Kaiser-Hill. It is also possible that the Board of Directors of Kaiser Holdings will consider whether the Company should attempt to take advantage of its successful history of performing in the government services market, both independently and through Kaiser-Hill, in order to develop a new revenue base. In keeping with this effort, the Company has entered into an alliance with Tyco Infrastructure Services (formerly Earth Tech) to pursue project opportunities. As of the date of this Report, no projects have been targeted.

Ability to Obtain Performance Guaranties
----------------------------------------

Given Old Kaiser's history, Kaiser Holdings may not be able to obtain satisfactory contract performance guaranty mechanisms, such as performance bond and letters of credit, at all or on satisfactory terms, to the extent such mechanisms are needed for new or existing projects.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  17

Uncertainties Beyond Kaiser Holdings' Control
---------------------------------------------

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

Uncertainties Concerning Adequacy of Funds
------------------------------------------

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

RISKS RELATED TO OLD KAISER'S REORGANIZATION AND RELATED ESTIMATES AND
ASSUMPTIONS

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

Some of the principal risks associated with Old Kaiser's reorganization include the following:

..    The total amount of all Allowed Claims in the Bankruptcy Cases may be materially in excess of the estimated amounts of Allowed Claims assumed in Kaiser Holdings' financial statements in this Report. The amount and timing of the distributions that will ultimately be received by any particular holder of an Allowed Claim in any Class may be materially and adversely affected should the assumptions be exceeded as to any Class.

..    There are substantial uncertainties relating to the resolution of disputes between Kaiser Netherlands and Nova Hut concerning the Nova Hut mini-mill project and Nova Hut's financial capacity to pay the substantial amounts Kaiser Holdings believes is due to Kaiser Netherlands.

..    Due to delays in confirmation of the Plan, and the resolution of Claims, uncertainties concerning the Nova Hut mini-mill project and other factors, the amount of cash available for distribution under the Plan may be less than previously anticipated.

..    There are substantial uncertainties relating to the resolution of disputes with ICF Consulting Group, Inc. and the ultimate recoverability of the Company's notes receivable and related accrued interest.

RESULTS OF OPERATIONS OF OLD KAISER (PREDECESSOR ENTITY) PRIOR TO EFFECTIVENESS OF PLAN OF REORGANIZATION-PRIOR TO 2001

The following discussion is intended to assist in an understanding of Old Kaiser's historical financial position and results of operations for each of the two years ended December 31, 2000 and should be read in conjunction with the financial statements of the Company appearing elsewhere in this report. The combined net financial position, operating results and cash flows of the operating divisions that were divested in 2000 and 1999 have been presented in the accompanying consolidated financial statements as discontinued operations for all periods presented.

OVERVIEW

Old Kaiser's business operations and financial condition were significantly impaired in 1998 and 1999 as a result of substantial difficulties and financial losses encountered in the execution by its E&C Group of four large fixed-price contracts to construct nitric acid plants. Pursuant to a plan intended to restore Old Kaiser to profitability, two other unrelated operating groups were sold in 1999, a realignment of the retained E&C Group was paired with substantial reductions in overhead spending, and a restructuring of the then existing debt was proposed, subject to obtaining credit arrangements providing adequate working capital.

Although Old Kaiser was able to obtain necessary stockholder approvals and senior subordinated noteholders agreed to participate in a debt restructuring plan, consummation of such a plan remained conditioned on Old Kaiser's ability to obtain a new revolving credit facility satisfactory to Old Kaiser and an unofficial committee of the senior subordinated noteholders. The proposals ultimately received from potential lenders did not provide Old Kaiser with a facility that was compatible with Old

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  18

Kaiser's projected needs. For this reason and due to the continued disappointing financial performance of Old Kaiser's engineering operations, Old Kaiser delayed implementation of the proposed debt restructuring and reopened negotiations with the unofficial committee of noteholders and potential lenders. Following additional attempts to effect a debt restructuring and an evaluation of various potential strategic alternatives, including the sale of assets or businesses, Old Kaiser announced the intention to sell the majority of its remaining Engineering and Construction (E&C) Group in two separate transactions and to restructure its debt in a voluntary and pre-arranged bankruptcy proceeding.

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

Upon obtaining the necessary Bankruptcy Court approvals, the sales of the majority of Old Kaiser's E&C Group were completed as follows:

..    Infrastructure and Facilities: The Bankruptcy Court approved the sale of the Infrastructure and Facilities line of business on July 17, 2000. On July 28, 2000, Old Kaiser completed the sale of this line of business, which provided engineering services to clients around the world in the transit and transportation, facilities management, water/wastewater treatment, and microelectronics and clean technology sectors. In this transaction, substantially all of the assets of this business line were sold to Tyco Group S.A.R.L., the EarthTech unit of Tyco International Ltd., for a cash purchase price of approximately $30 million.

..    Metals, Mining and Industry: The Bankruptcy Court approved the sale of the
     Metals, Mining and Industry line of business on August 17, 2000. Effective as of August 18, 2000, Old Kaiser completed the sale of this line of business, which provided engineering services to clients around the world in the alumina/aluminum, iron and steel, and mining industry sectors. In this transaction, substantially all of the assets of this business line were sold to Hatch Associates, Inc., a subsidiary of The Hatch Group of Canada, for a cash purchase price of approximately $7.0 million.

..    During April and June of 1999, Old Kaiser sold its Environmental and
     Facilities Management Group (EFM) and its Consulting Group for aggregate proceeds approximating $145.0 million and reported a net gain of $40.1 million.

The sales of these operating divisions constituted "discontinued operations" in accordance with generally accepted accounting principles. All Statement of Operations data contained elsewhere in this Report depict the results of operations from continuing operations separately from discontinued operations and related gains/(losses) on the sales of such operations.

Cash proceeds from the 2000 asset sales have subsequently used, in part, to fund operating liquidity needs, and in part, to pay certain portions of pre-bankruptcy liabilities, to pay bankruptcy claims settlements and in part to pay dividends on New Preferred Stock issued pursuant to the bankruptcy proceedings.

Cash proceeds from the 1999 divestitures were used to complete the nitric acid projects and to repay cash borrowings from a revolving line of credit that had been used primarily to fund the project losses as well as working capital needs of Old Kaiser's other operating units prior to the 1999 divestitures. Also, in 1999, Old Kaiser used some of the proceeds from the divestitures to repurchase $14.0 million in outstanding Senior Notes at 88% of face value plus accrued interest.

Results of Predecessor Operations

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

Due to the sale of the majority of Old Kaiser's operations and the reporting of those operations as discontinued in the accompanying Statements of Operations for all periods presented, all remaining components of reported revenue and gross margin are solely attributed to the Company's 50% ownership of Kaiser-Hill. Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill's board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill's results of operations with those of its only other remaining business segment, E&C. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  19
whereby the other 50% owner assumed the right to designate 3 out of the 5 members of Kaiser-Hill's board of managers. The Company retained the right to designate 2 out of the 5 members of the Kaiser-Hill board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and on the equity basis for financial information applicable for periods after June 8, 2000.

The Rocky Flats Contract is primarily cost-reimbursable in nature, but it also contains certain minimum and incentive fee elements based on qualitative and quantitative factors of actual performance levels compared to annually negotiated and established benchmarks or milestones. Accordingly, fluctuations in gross revenue, service revenue and direct labor and fringe benefit costs earned by Kaiser-Hill during the comparable periods below are largely reflective of increased levels of reimbursable subcontractor cost pass throughs incurred as the contract progress continued and as activities underlying contract progress changed. As a result, annual operating results are not directly comparable because of changes in the underlying performance milestones that are established annually by the DOE.

The Kaiser-Hill impact to the Company's overall financial results for each of the two years ended December 31 were as follows (in thousands):

As Previously Consolidated and Reported:                         2000              1999
                                                                 ----              ----
Gross Revenue........................................         $ 271,385         $  643,044
  Subcontracts and materials.........................          (195,367)          (456,188)
                                                              ---------         ----------
  Service Revenue....................................            76,018            186,856
Operating Expenses:
  Direct labor and fringe............................            64,197            176,334
                                                              ---------         ----------
 Operating Income....................................         $  11,821         $   10,522
  Interest, net                                                     178               (154)
Other Owner's Interest in Operating Income                       (5,999)            (5,184)
                                                              ---------         ----------
     Subtotal of Consolidated Results                             6,000              5,184
Effect of change in accounting to equity method in June 2000:
  Equity in unconsolidated earnings of affiliate                  4,218                  -
                                                              ---------         ----------
  Equity in income of affiliate as if the change to the
     equity method had been applied historically              $  10,218         $    5,184
                                                              =========         ==========

The net operating results for the Company's 50%-owned portion of the Kaiser-Hill subsidiary increased by $5.0 million, 2000 versus 1999. The 2000 increase over 1999 was largely due to Kaiser-Hill's recognition of a $7.0 million performance fee that was awarded upon the January, 2000 completion and closeout of the original Rocky Flats contract. On January 24, 2000, Kaiser Hill was awarded the follow-on Rocky Flats contract pursuant to which Kaiser Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract became effective February 1, 2000 and terminated the remaining period of the former contract as of January 31, 2000. Another reason was that a smaller overall potential award fee pool was appropriated for fiscal 1999 performance by the DOE (the predecessor contract to the Closure Contract provided for annual and separate potential fee awards and award criteria) and that certain elements of the ensuing Closure Contract had the effect of shifting certain remaining performance elements from the predecessor contract into the Closure Contract. Since Old Kaiser had been recognizing the performance fee of the original contract using the percentage of completion basis and since performance elements were shifted out of the original contract into the Closure Contract, Old Kaiser had to revise downward its estimate of its earnings under the original contract. The downward revision, due to the shift in contract performance elements, caused Old Kaiser to reverse, in the fourth quarter of 1999, previously recognized revenue of $5.2 million. This adjustment merely reflected a change in the timing of when Kaiser-Hill would earn performance fee as seen by the increase in operating margin during 2000.

Amounts presented as Administrative Expenses on the Statements of Operations consisted largely of costs incurred for activities that were indirectly supporting the business units that were divested earlier in 2000 and 1999 and of internal costs incurred in connection with the restructurings, bankruptcy proceedings or activities associated with winding down of its historical operations. Since certain administrative functions were not divested along with the asset sales, such costs have not been allocated to the results of discontinued operations.

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

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  20

Declines in depreciation and amortization expense from 1999 to 2000 were predominantly reflective of the fact that Old Kaiser wrote off significant amounts of goodwill and other intangible acquisition costs in connection with the asset sales consummated in 1999 and 2000. As of December 31, 2000, all such goodwill and intangibles had been eliminated from the balance sheet.

In connection with its plan to re-align itself prior to its decision to proceed with the voluntary bankruptcy, Old Kaiser incurred charges for restructuring of $1.9 million and $14.4 million during 2000 and 1999, respectively. Components of the charges included amounts for severance and related matters, the write-off of goodwill associated with the discontinuance of operations from a prior acquisition, a write-down of the impairment of certain long-term investments, professional fees associated with the debt restructuring, a charge for business unit divestiture costs and for anticipated sublease losses and office realignment and closings.

Interest income was earned on available cash balances that were generated primarily from the unused proceeds from the 1999 asset sales and from the $6.5 million in promissory notes resulting from the asset sales. Prior to those sales, available cash balances were largely only attributable to Kaiser-Hill and Old Kaiser's foreign operations. All other cash not required for operations was historically used to pay down outstanding borrowings. Interest income of $1.0 million earned on cash balances generated from the unused proceeds of the 2000 divestitures has been classified as a reduction to Reorganization Items in the Statement of Operations pursuant to the requirements of SOP 90-7, since the available cash balances were generated as a result of the bankruptcy proceedings.

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

Prior to 2000, in addition to the $125.0 million in Senior Subordinated Notes, Old Kaiser carried $14.0 million in outstanding Senior Notes as well as borrowings on revolving credit facilities. Old Kaiser's average annual outstanding debt and the related average effective interest rate for 1999 were $146.7 million and 14.7%.

Other items affecting interest expense in 1999 was the use of some of the asset sale proceeds in June 1999 to extinguish the entire $30 million balance on the revolving credit facility and an October 1999 repurchase of an aggregate principal amount of $14.0 million in outstanding Senior Notes carrying an effective interest rate of 13%.

The $8.6 million reported in 2000 as reorganization items consisted of essentially two types of matters:

..    Reorganization Matters: During the year ended December 31, 2000, Old
     Kaiser incurred approximately $7.6 million in costs associated with its bankruptcy activities, including third-party professional fees, court fees, printing and mailing costs, and severance and staff retention costs. Interest income of approximately $1.0 million, earned on the available cash proceeds resulting from the asset sales in July and August 2000, has been classified as a reduction to reorganization costs pursuant to the provisions of SOP 90-7.

..    Fresh start adjustments: The Company adopted fresh start reporting (See
     Item 6. - "Selected Financial Data") in its consolidated balance sheet as of December 31, 2000 and recorded a net increase to book value totaling $15.2 million resulting from the adjustments to the individual assets and liabilities in Old Kaiser's Statement of Operations. This overall increase consisted of the write off of the net book value of abandoned fixed assets and capitalized software, the net increase in the carrying value of certain long-lived assets - predominantly attributable to the 50% ownership in Kaiser-Hill, the increase in the carrying value of the retiree medical obligation to reflect current actuarial estimates, and the reduction of certain other accrued expenses deemed in excess of the estimated requirements. The increase in the carrying value of the Kaiser-Hill investment will be required to be amortized in the future, over the asset's estimated life, to the extent that such carrying value exceeds 50% of the underlying Kaiser-Hill equity.

The income tax provision for all periods presented excludes the elements of Kaiser-Hill's operating income that were owned by another company since Kaiser-Hill is a flow-through entity for income tax purposes.

The Statements of Operations report numerous unusual transactions in each of the two periods presented, which pursuant to generally accepted accounting principles, must be reported separately and distinctly from the ongoing operating activities of the Company. The effects of these transactions upon the Statements of Operations are also required to be presented net of

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  21
related income tax effects. Accordingly, the overall income tax result of Old Kaiser's activities during the years presented is reflected on various different line items of the Statements. The following tabular presentation attempts to identify the financial impact of the unusual transactions along with its related income tax consequence. In 2000, the Company recognized a total net income tax benefit of $9.0 million attributable to the following elements on the Statements of Operations (in thousands):

                                                               Pre-tax       Applicable Tax
                                                               -------       --------------
Statements of Operations Category                           Income/(Loss)  (Expense)/Benefit
---------------------------------                           -------------  -----------------
Income from continuing operations before income taxes.....    $  6,875              $  39,521
(Loss) from discontinued operations.......................      (2,072)                 (894)
(Loss) on the sale of discontinued operations.............        (662)               (7,007)
Extraordinary gain from the discharge of indebtedness.....     147,206               (22,664)
                                                                                     --------
                                                                                    $   8,956
                                                                                     ========

The asset sales of the E&C Group in 2000 created taxable income totaling $18.5 million, and the reorganization in bankruptcy generated $59.7 million of debt forgiveness income pursuant to Internal Revenue Code Sec. 108, and thereby enabled the Company to recognize a benefit in the current year for its current year operating loss and for certain previously generated net operating loss carryforwards. Additionally, in 2000, the Company adjusted its income tax payable downward by $4.7 million, primarily related to a previous over-accrual for foreign earnings. As of December 31, 2000, the Company carried a valuation allowance against the entire remaining deferred tax asset available of $13.2 million.

In 1999, Old Kaiser recognized a total net income tax expense of $38.4 million allocable to the following results (in thousands):

                                                               Pre-tax       Applicable Tax
                                                               -------       --------------
Statements of Operations Category                           Income/(Loss)  (Expense)/Benefit
---------------------------------                           -------------  -----------------
(Loss) from continuing operations before income taxes.....     $ (35,260)          $   1,150
(Loss) from discontinued operation........................        (1,978)            (4,135)
Gain on the sales of discontinued operations..............         75,878           (35,795)
Extraordinary (loss) on the early extinguishment of debt..          (989)                389
                                                                                         ---
                                                                                   $(38,391)
                                                                                   =========

In 1999, Old Kaiser utilized deferred tax assets and the benefit of current period operating losses of $32.2 million to offset a similar amount of income tax liability resulting from the gains on sales of discontinued operations. Old Kaiser did not recognize an income statement benefit for any previously unbenefitted or future operating losses or future tax deductions at December 31, 1999 since it was not readily assured at that time that it was more likely than not that Old Kaiser's future operations would generate sufficient taxable income to be able to realize such benefits. As at December 31, 1999, Old Kaiser had carried a valuation allowance against the entire remaining deferred tax asset of $39.9 million.

Minority Interest in Net Income of Subsidiaries: Minority interest represents the net amount of Kaiser-Hill's earnings that were due to the other 50% owner for periods in which Old Kaiser consolidated the results of the Kaiser-Hill entity.

Concurrent with its voluntary bankruptcy filing, Old Kaiser announced on June 9, 2000 that it would sell nearly all of its interests in the remaining engineering lines of business, previously providing design, engineering, procurement, and construction and project management services to domestic and international clients in the infrastructure, facilities, metals, mining and industrial markets. The E&C Group was sold in two separate transactions during the third quarter of 2000 for proceeds totaling $37.0 million before working capital transfers of $7.9 million. Old Kaiser recognized a pre-tax net loss for financial reporting purposes of approximately $(0.7) million. Taxable income generated after adjusting this loss for items that are not deductible for federal income tax purposes, such as associated goodwill and intangible asset write-offs, totaled $19.2 million, and resulted in income tax expense of approximately $7.0 million, resulting in a total after tax loss for financial reporting purposes of approximately $(7.7) million. Approximately $7.0 million of this loss has been offset by an equal income tax benefit recognized on previously unbenefitted net operating losses.

During April and June of 1999, Old Kaiser sold its EFM and Consulting operations for proceeds approximating $145.0 million and reported a net gain of $40.1 million.

Summarized results for the discontinued segments for the years ended December 31, are as follows (in thousands):

                                                   2000              1999
                                                   ----              ----
Gross Revenue                                  $ 158,724         $ 311,382
     Subcontracts and materials                  (97,210)         (154,098)
     Equity in unconsolidated affiliates           1,275             4,480
                                                   -----             -----
  Service Revenue                                 62,789           161,764

Operating Expenses:
     Direct labor and fringe                      40,606            94,029
     Administrative expenses                      23,225            67,094

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  22

Depreciation and amortization                 1,030             2,619
                                              -----             -----
   (Loss) from discontinued operations
   before income tax expense              $  (2,072)         $ (1,978)
                                             =======           =======

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

Liquidity and Capital Resources

Operating activities: Old Kaiser recorded $16.5 million in cash generated from Kaiser-Hill operations prior to deconsolidating the Kaiser-Hill results in its financial reporting in June 2000 (an additional $5.0 million in 2000 distributions from Kaiser-Hill are reflected as receipts from investing activities). In addition to approximately $2.0 million in interest income earnings, Old Kaiser used $21.9 million of cash in operating activities: $14.7 million was used to fund continued operating losses of the E&C Group; $4.8 million was used for severance and professional fees incurred in connection with its debt restructuring, bankruptcy and winding-down activities, $2.0 million was used to pay for the 1999 pension obligation on September 15, 2000 and approximately $2.2 million was used for the payment of income taxes resulting from the 1999 asset sale gains.

Old Kaiser used a net $59.4 million of cash in 1999 operating activities after offsetting $8.6 million in operating cash flows generated by Kaiser-Hill in 1999. Of the remaining $68.3 million of cash used in operating activities, approximately $21 million was used for the funding of nitric acid project cost overruns identified in 1998, approximately $15.4 million was used for severance payments, lease restructuring costs and professional fees associated with total debt restructuring initiatives, debt extinguishments, and corporate reorganization and realignment activities, approximately $18.7 was used to pay net interest expense and approximately $13.2 million was used for continuing operations, reflective of the continued operating weaknesses and business downturns in the Asia-Pacific region, and in the North American iron, steel and microelectronics business lines.

Investing activities: The E&C Operations were sold in two separate transactions during the third quarter of 2000 for proceeds totaling $37.0 million before working capital transfers of $7.9 million. Also during the first quarter of 2000, Old Kaiser sold its 35% interest in an environmental holding company based in France, generating approximately $0.7 million in cash from investing activities. The deconsolidation of Kaiser-Hill from its financial statements in June 2000 accounted for a reduction in cash of $5.2 million, and Kaiser-Hill distributed $5.0 million equally to its two owners (after the date of deconsolidation).

Net of fees associated with completing the 1999 divestiture transactions, proceeds from the sales of the EFM and Consulting Groups totaled $145.0 million. Investments in fixed assets and software development, including capitalized labor, were made in 1999 totaling $1.1 million. The cash proceeds from the sales of the EFM and Consulting Groups, net of income taxes and transaction costs, and from the liquidation of the retained EFM assets, were, in part, used to pay down all cash borrowings on Old Kaiser's revolving line of credit. The balance was used for working capital purposes and held for use as part of an overall debt-restructuring.

Old Kaiser had a 4% ownership interest in a limited liability company (the "LLC") that leased the land and owned the buildings leased primarily by Old Kaiser for its corporate headquarters. Effective October 28, 2000, Old Kaiser amended the terms of

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  23
the building investment agreement assigning all subleases to the LLC, discontinuing all leased space except for month-to-month on a significantly reduced portion of space, eliminating future capital contributions and fixing the maximum amount of the potential future recovery of the investment to $2.8 million at whatever time as the property is sold or refinanced. The excess remaining carrying value of the investment over $2.8 million and the unamortized transaction costs associated with the original investment of $1.9 million were written-off due to their impairment. Prior to the amendment, Old Kaiser had a commitment to make additional annual capital contributions to the LLC totaling $600,000 annually during each of the first three years and $700,000 annually during each of the fourth through ninth years of the LLC.
The ownership in the LLC would have increased to 16% in fixed annual 2.4% increments in each of the eleventh through fifteenth years of the agreement. A total of $600,000 was paid toward this commitment during each of 1999 and 2000.

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

As of December 31, 2000, the Company had $12.7 million in letters of credit outstanding, collateralized by restricted cash balances, $11.1 million of which was for the Nova Hut project. On February 16, 2001, Nova Hut drew against the $11.1 million letter of credit prior to its expiration on March 5, 2001 and $0.4 million remained as cash collateral for other outstanding letters of credit (see Result of Successor Operations, page 13, for update to the status of the Nova Hut project). Additionally, pursuant to the current terms of the Nova Hut contract and upon the acceptance of the mini-mill, the Company is required to have issued a twelve-month warranty letter of credit totaling $160 million. Until such time as such a revised letter of credit is provided, however, the Company believes that $11.0 million held in retention by the customer is sufficient to cash collateralize the requirement in the event it is not addressed by a letter of credit.

On April 9, 1999, Old Kaiser completed the sale of its EFM and used $36 million of the sale proceeds to extinguish outstanding Revolver cash borrowings plus $10 million to cash collateralize outstanding letters of credit. Old Kaiser also received an amendment to the Revolver (the "Amended Revolver") providing for cash borrowing and letters of credit up to an aggregate of $30 million. The Amended Revolver expired on June 30, 1999 - essentially upon Old Kaiser's completion of the sale of its Consulting Group. Also in connection with the expiration, Old Kaiser was required to use an additional $13.0 million of the asset sale proceeds to collateralize letters of credit that were outstanding under the expired facility.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". FAS 142 provides guidance on the treatment of goodwill and other intangible assets. This standard is effective for fiscal years beginning after December 15, 2001. Upon adoption of FAS 142, goodwill and other intangibles assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Recognized intangible assets with determinable useful lives will continue to be amortized. We will adopt FAS 142 effective January 1, 2002 and do not expect any financial impact.

In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company will adopt FAS 144 effective January 1, 2002 and does not expect any financial impact.

ITEM 7.A  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

See "Market Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data appear on pages F-1 through F-23 and S-1 through S-2 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  24

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

The Board of Directors currently consists of the following three directors. All directors' terms expire at the next succeeding annual meeting of stockholders.

John T. Grigsby Jr., 61, has been President and Chief Executive Officer of Kaiser Holdings since December 18, 2000, the effective date of Old Kaiser's Plan. Mr. Grigsby is the President of John Grigsby and Associates, Inc., a firm which he founded in June 1984 to provide consulting assistance to financially distressed and reorganizing companies. Mr. Grigsby has served as the Trustee for the Auto Works Creditors' Trust and has served as chief executive officer of a number of financially distressed companies including Super Shops, Inc., Auto Parts Club, Reddi Brake, Rose Auto Stores-Florida, Inc. as well as for a number of Chapter 11 debtors, including Pro Set, Inc., Lomas Financial corporation and Thomson McKinnon Securities, Inc. Mr. Grigsby owns 2,000 shares of Common Stock of Kaiser Holdings and no shares of Preferred stock.

Jon B. Bennett, 45, Director of Kaiser Holdings, has been a Director of Information Management at Devens Reserve Forces Training Area, a Department of the Army installation, since 1998. Mr. Bennett was Systems Administrator and Analyst at the then Fort Devens from 1995 to 1997, and was the senior Budget Analyst at Fort Devens from 1990 to 1995. Mr. Bennett graduated from Bucknell University (B.A.). Entities managed by Bennett Management Corporation, which is controlled by Mr. Bennett's brother, James Bennett, are significant holders of the New Preferred Stock and New Common Stock issued by Kaiser Group Holdings in April 2001, as a result of being significant holders of the Old Subordinated Notes of Old Kaiser. Mr. Bennett owns 1,000 shares of Common Stock of Kaiser Holdings and no shares of Preferred stock.

James J. Maiwurm, 53, Chairman of the Board of Directors of Kaiser Holdings, has been a partner of Squire, Sanders & Dempsey L.L.P., Washington, D.C. since February 24, 2001. He was President and Chief Executive Officer of Old Kaiser from April 19, 1999 until the effective date of the Plan, and served as Chairman of the Board of Directors of Old Kaiser from June 1999 until such effective date. Mr. Maiwurm serves on the Board of Managers of Kaiser-Hill. From August 1998 until elected as Old Kaiser's President and Chief Executive Officer, Mr. Maiwurm was a partner of Squire, Sanders & Dempsey L.L.P., Washington, D.C., and from 1990 to 1998 was a partner of Crowell & Moring LLP, Washington, D.C. Both law firms have served as counsel to Old Kaiser and continue to serve as counsel to Kaiser Holdings. Mr. Maiwurm is a member of the Board of Trustees of Davis Memorial Goodwill Industries, Washington, D.C., a non-profit entity, and the Boards of Directors of Workflow Management, Inc., an integrated graphic arts company providing documents, envelopes and commercial printing to businesses in North American, the stock of which is traded on the NASDAQ National Market System, and Cortez III Service Corporation, a privately- held government services provider. Mr. Maiwurm graduated from the College of Wooster (B.A.) and the University of Michigan (J.D.). Mr. Maiwurm owns 1,000 shares of Common Stock of Kaiser Holdings and no shares of Preferred stock.

Executive Officers

John T. Grigsby Jr., 61, has been President and Chief Executive Officer of Kaiser Holdings since December 18, 2000, the effective date of Old Kaiser's Plan. Background information concerning Mr. Grigsby is set forth above.

Marijo L. Ahlgrimm, 41, is Executive Vice President and Chief Financial Officer. Prior to becoming Executive Vice President and Chief Financial Officer upon the effectiveness of Old Kaiser's Plan, Ms. Ahlgrimm served as Senior Vice President and Corporate Controller of the predecessor Kaiser entities since December, 1997. From 1993 to 1997, Ms. Ahlgrimm was Vice President and Controller of an information technology service provider that was subsequently acquired by TRW in December, 1997. Ms. Ahlgrimm was a manager with PricewaterhouseCoopers LLP from 1985 to 1993. Ms. Ahlgrimm graduated from the University of Wisconsin-Madison (B.B.A.).

Compliance with Section 16(a) of the Exchange Act

The U.S. Securities and Exchange Commission (SEC) requires public companies to tell their shareholders when certain persons fail to report their transactions in the company's equity securities to the SEC on a timely basis. Based upon a review of SEC Forms 3, 4, and 5, and based on representations that no Forms 3, 4, and 5 other than those already filed were required to be filed, the Company believes that all Section 16(a) filing requirements applicable to officers, directors and beneficial owners of more than 10% of the equity securities of Old Kaiser and Kaiser Holdings were timely met during the year ended December 31, 2001.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  25

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation received by each person who served as the Chief Executive Officer of the Company during 2001, and the executive officers who were serving as of December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                          Securities
                                                                          ----------
           Name, Principal Position,                            (a)       Underlying      All Other
           -------------------------                            ---       ----------      ---------
         And Period Ended December 31,             Salary      Bonus       Options      Compensation
         -----------------------------             ------      -----       -------      ------------
                                                    ($)        ($)(a)       (#)(a)
                                                    ---        ------       ------
John T. Grigsby, Jr., President and
      Chief Executive Officer (b)
         2001...................................   $361,541          0           0         $  28,958
         2000...................................   $ 67,693          0           0         $   1,354

Marijo L. Ahlgrimm, Executive Vice President
and Chief Financial Officer (c)
         2001...................................   $180,768    $25,000           0         $  36,802
         2000...................................   $173,984          0           0         $ 173,756
         1999...................................   $163,229    $88,322           0         $   9,016

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

     (b) For a description of the terms of an employment agreement entered into between Mr. Grigsby and the Company, refer to the discussion under "Employment Contracts and Termination of Employment Arrangements" below.
              2001      $26,250      Company match under the Company's Section
                                     401(k) Plan
                        $2,708       Company Retirement Plan contribution for
                                     2000 made in January 2001
              2000      $1,354       Company match under the Company's Section
                                     401(k) Plan

     (c) For a description of the terms of the employment agreements between Ms. Ahlgrimm and Old Kaiser, refer to the discussion under "Employment Contracts and Termination of Employment Arrangements" below. The amounts shown under "All Other Compensation" for Ms. Ahlgrimm comprise the following:

              2001      $26,250      Company match under the Company's Section
                                     401(k) Plan
                        $10,552      Company Retirement Plan contribution for
                                     2000 made in January 2001
              2000      $2,660       Company match under the Company's Section
                                     401(k) Plan
                        $9,896       Company Retirement Plan contribution for
                                     1999 made in September 2000
                        $161,200     Severance payment made in accordance with
                                     bankruptcy proceedings
              1999      $2,552       Company match under the Company's Section
                                     401(k) Plan
                        $6,464       Company Retirement Plan contribution for
                                     1998 made in September 1999

Option Grants in 2001 and Aggregated Option Exercises in 2001 and December 31, 2001 Option Values

There were no option grants to any of the named executive officers identified in the Summary Compensation Table on Page 26 of this Report during the year ended December 31, 2001. There were no exercises of outstanding stock options held by any of the named executive officers identified in the Summary Compensation Table on page 26 of this Report prior to December 18, 2000, upon which date any unexercised stock options were cancelled pursuant to Old Kaiser's bankruptcy Plan. There were no unexercised stock options outstanding for stock of the Company as of December 31, 2001.

Employment Contracts and Termination of Employment Arrangements

John T. Grigsby. The Company entered into an employment agreement with Mr. Grigsby for his services as President and Chief Executive Officer of Kaiser Holdings commencing on the effective date of Old Kaiser's bankruptcy Plan, December 18, 2000. The length of employment will be for an "evergreen" period of twelve months, such that the remaining term of the agreement shall at all times be twelve months. In addition to delineating Mr. Grigsby's areas of responsibility, the agreement provides for a base annual salary of $400,000, subject to adjustment from time to time throughout its duration. Either party may terminate the agreement, with or without "cause" or "good reason", upon sixty (60) days' prior written notice. Effective

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  26

January 1, 2002, Mr. Grigsby's salary was adjusted to $210,000. Mr. Grigsby is entitled to a bonus, currently up to a maximum of $500,000, based on the successful resolution of claims in the Old Kaiser bankruptcy proceedings.

Marijo L. Ahlgrimm. Payments to Ms. Ahlgrimm, mentioned above, were made pursuant to an employment agreement with the Company that has expired. Effective September 1, 2001, Ms. Ahlgrimm became a variable part-time employee and is compensated on an hourly rate of pay of $108 per hour.

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

Compensation Committee

The Compensation Committee of the Board of Directors of the Company during 2001 was comprised of Jon Bennett and James Maiwurm. The compensation reported for executive officers of the Company during 2001 was determined in accordance with applicable employment agreements entered into with such executive officers and is described under "Employment Contracts and Termination of Employment Agreements" on pages 26-27 of this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A person is deemed to be a beneficial owner of the Company's equity securities if that person has voting and/or investment power with respect to such equity securities or has the right to acquire such equity securities within 60 days.

The following table sets forth information regarding each person known by the Company to beneficially own 5% or more shares of the outstanding New Common and New Preferred of the Company. A person is deemed to be a beneficial owner of the Company's stock if that person has voting or investment power (or voting and investment powers) over any shares of stock or has the right to acquire such shares pursuant to exercisable options or warrants within 60 days.

==========================================================================================================================
                                     Amount and Nature of     Amount and Nature of
       Name and Address of           Beneficial Ownership     Beneficial Ownership    Percent of             Percent of
       Beneficial Owners                of Shares of             of Shares of          Company's             Company's
      of More Than 5% of the            Common Stock            Preferred Stock      Common Stock         Prefferred Stock
    Common Stock of the Company        of the Company           of the Company      (*Less than 1%)        (*Less than 1%)
==========================================================================================================================
   Bennett Restructuring Fund, L.P.
   James D. Bennett                      374,264 (a)                   *                 23.4%                    *
   281 Tresser Boulevard
   Stamford, CT  06901
--------------------------------------------------------------------------------------------------------------------------
   Mellon Financial Corporation
   One Mellon Center                     150,518 (b)               369,925 (b)            9.4%                 32.6%
   Pittsburgh, PA  15258
--------------------------------------------------------------------------------------------------------------------------
   Tennenbaum & Co., LLC
   11100 Santa Monica Boulevard,         477,924 (c)                13,516 (c)           29.9%                  1.2%
   Suite 210
   Los Angeles, CA  90025
--------------------------------------------------------------------------------------------------------------------------
   Michael E. Tennenbaum
   11100 Santa Monica Boulevard,         190,300 (d)                   *                 11.9%                    *
   Suite 210
   Los Angeles, CA  90025
--------------------------------------------------------------------------------------------------------------------------
   John Hancock Financial Services, Inc.
   John Hancock Place                     81,949 (e)                   *                  5.1%                    *
   P.O. Box 111
   Boston, MA  02117
==========================================================================================================================

(a) The information with respect to 153,695 shares of Common Stock beneficially owned by Bennett Restructuring Fund, L.P. is based on a Report on Schedule 13D dated April 17, 2001, which was filed with the SEC on May 10, 2001. The information with respect to 220,569 shares of Common Stock beneficially owned by James D. Bennett is based on a Report on Form 4 dated July 6, 2001, which was filed with the SEC on July 6, 2001.
(b) The information with respect to the 150,518 shares of Common Stock beneficially owned by Mellon Financial Corporation is based on a Report on
     Schedule 13G, Amendment No. 2 dated October 10, 2001, which was filed with the SEC on October 10, 2001. The information

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  27
     with respect to 369,925 shares of Preferred Stock beneficially owned by Mellon Financial Corporation is based on a Report on Schedule 13G dated June 8, 2001 which was filed with the SEC on June 8, 2001.
(c) The information with respect to 477,924 shares of Common Stock and 13,516 shares of Preferred Stock beneficially owned by Tennenbaum & Co., LLC is based on a Report on Form 4 dated December 31, 2001, which was filed with the SEC on January 9, 2002.
(d) The information with respect to 190,300 shares of Common Stock beneficially owned by Michael E. Tennenbaum is based on a Report on Form 4 dated December 31, 2001, which was filed with the SEC on January 9, 2002.
(e) The information with respect to the shares of Common Stock beneficially owned by John Hancock Financial Services, Inc. is based on a Report on
     Schedule 13G dated December 31, 2001, which was filed with the SEC on February 1, 2002.

The following table sets forth information regarding the beneficial ownership of shares of New Common and New Preferred of the Company by each director, by current executive officers named in the Summary Compensation Table on page 26 of this Report, and by all directors and current executive officers as a group. The information set forth below is current as of the March 22, 2002.

====================================================================================================================================

                                                   Amount and Nature          Amount and Nature        Percent of       Percent of
          Certain Beneficial Owners             of Beneficial Ownership   of Beneficial Ownership    Common Stock    Preferred Stock
          Of Shares of Common Stock               of Shares of Common      of Shares of Preferred   of the Company    of the Company
               of the Company                     Stock of the Company       Stock of the Company   (*Less than 1%)  (*Less than 1%)
====================================================================================================================================
(i) Nominees for Director
------------------------------------------------------------------------------------------------------------------------------------
       James J. Maiwurm                                 1,000 (a)                      0                  *                  *
       Jon B. Bennett                                   1,000 (b)                      0                  *                  *
       John T. Grigsby, Jr.                             2,000 (c)                      0                  *                  *
------------------------------------------------------------------------------------------------------------------------------------
(ii) Current Executive Officers Named in the Summary Compensation Table
------------------------------------------------------------------------------------------------------------------------------------
       John T. Grigsby, Jr.                             2,000 (c)                      0                  *                  *
          President and Chief Executive Officer
       Marijo L. Ahlgrimm                                   0 (d)                      0                  *                  *
          Executive Vice President and Chief
          Financial Officer
------------------------------------------------------------------------------------------------------------------------------------
(iii) All Directors and Current Executive Officers
------------------------------------------------------------------------------------------------------------------------------------
       as a Group (4 Persons)                           4,000                          0                  *                  *
====================================================================================================================================

As discussed above under Item 1. Business--"General Terms and Distribution Status of Plan of Reorganization" on page 4 of this Report, under Old Kaiser's bankruptcy Plan:

..  holders of Allowed Class 4 Claims, including holders of Old Subordinated
   Notes, will receive a combination of cash, shares of New Preferred and New Common,
.. holders of shares of Old Common and other Equity Interests will receive shares of New Common equal to 17.65% of the number of shares of New Common issued to holders of Allowed Class 4 Claims.

The Company believes that the majority of new securities that it anticipates will be issued under its Plan of Reorganization were issued with the Initial Bankruptcy Distribution on or about April 17, 2001. As Old Kaiser has not, however, completed the resolution of all bankruptcy claims, the possibility for the issuance of more securities still exists as uncertainties remain surrounding the amount of Class 4 Claims that ultimately will be determined to be Allowed Class 4 Claims. Also since the number of shares of New Common to be issued to holders of Allowed Class 4 Claims currently cannot be determined, neither can the number of shares of New Common to be issued to holders of Old Common. Any future issuance of New Preferred Stock pursuant to newly Allowed Class 4 Claims will carry the right to receive accrued dividends retroactive to April 17, 2001. As these uncertainties are affected by matters outside of the control of Kaiser Holdings, it is not possible to accurately predict the number of shares of New Preferred or New Common that will ultimately be issued by Kaiser Holdings in accordance with Old Kaiser's Plan of Reorganization.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James J. Maiwurm, currently a director of the Company, ceased holding the position of President and Chief Executive Officer of Old Kaiser on December 18, 2000, the effective date of Old Kaiser's bankruptcy Plan. As disclosed in the Proxy Statement for the 2001 Annual Meeting of Stockholders, in exchange for Mr. Maiwurm's agreement to remain with Old Kaiser throughout the duration of its bankruptcy proceedings and in accordance with arrangements approved by the Bankruptcy Court and Mr. Maiwurm's agreement to remain with the Company for a transition period, Mr. Maiwurm received a severance payment in January 2001 that was accounted for in 2000. Mr. Maiwurm was a non-officer employee of the Company from December 18, 2000 through February 9, 2001.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  28

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT

1.   FINANCIAL STATEMENTS

Consolidated Financial Statements of Kaiser Group Holdings, Inc. and
Subsidiaries

                                                                                             Page
                                                                                             ----
a.  Report of Independent Accountants.....................................................   F-1
b.  Consolidated Balance Sheets as of
    December 31, 2001 and December 31, 2000...............................................   F-2
c.  Consolidated Statements of Operations for the years ended December 31, 2001,
      2000 and 1999.......................................................................   F-3
d.  Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income
      (Loss) for the years ended December 31, 2001, 2000 and 1999.........................   F-4
e.  Consolidated Statements of Cash Flows for the years ended December 31, 2001,
      2000 and 1999.......................................................................   F-5

f.  Notes to Consolidated Financial Statements............................................   F-6 - F-23

2.   FINANCIAL STATEMENT SCHEDULES

Supplemental Schedule Relating to the Consolidated Financial Statements of Kaiser Group Holdings Inc. and Subsidiaries for the years ended December 31, 2001, 2000 and 1999.

a.  Financial Statements of Kaiser-Hill Company LLC as of December 31, 2001
    and 2000 and for the three years ended December 31, 2001..............................   F-24 - F-35

b.  (i)   Report of Independent Accountants......................................            S-1
    (ii)  Schedule II: Valuation and Qualifying Accounts.........................            S-2

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

3. EXHIBITS (LISTED ACCORDING TO THE NUMBER ASSIGNED IN THE TABLE IN ITEM 601 OF REGULATION S-K).

EXHIBIT NO. 2--PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
-------------------------------------------------------------------------------
SUCCESSION
----------

2(a) Amended Plan of Reorganization (Incorporated by reference to Exhibit 2 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

EXHIBIT NO. 3--ARTICLES OF INCORPORATION AND BY-LAWS OF THE REGISTRANT
----------------------------------------------------------------------

3(a) Certificate of Incorporation of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

3(b) By-laws of Kaiser Group Holdings, Inc. (Incorporated by reference to
Exhibit 3(ii) to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

EXHIBIT NO. 4--INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
-----------------------------------------------------------------------------
INDENTURES
----------

4(a) Form of Put Agreement relating to preferred stock of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14,
2000)

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  29

EXHIBIT NO. 10 -- MATERIAL CONTRACTS
------------------------------------

10(a) Intentionally Omitted.

10(b) Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996). (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

     1. Amendment No. 1 with the effective date of January 1, 1998 (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

     2. Amendment No. 2 with the effective date of January 1, 1996 (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

     3. Amendment No. 3 dated April 19, 1999. (Incorporated by reference to Exhibit No. 10(b)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

     4. Amendment No. 4 dated June 25, 1999. (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(c) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30,
1995)

10(d) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

     1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

     2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

     3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

     4. Amendment No. 4 dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

     5. Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

     6. Amendment No. 6 dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

     7.  Amendment No. 7 dated April 13, 2000 (Incorporated by reference to
Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

     8.  Amendment No. 8 dated June 8, 2000 (Incorporated by reference to
Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6,
2000)

10(e) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(f)   ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page  30

     1. Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

     2. Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

     3. Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

     4. Amendment No. 4 dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

     5. Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

     6.  Amendment No. 6 dated April 13, 2000 (Incorporated by reference to
Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

     7. Amendment dated January 1, 2001. (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 30, 2001)

10(g) Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10(h) Asset Purchase Agreement between The IT Group, Inc. and ICF Kaiser International, Inc. dated March 9, 1999 (Incorporated by reference to Exhibit C to Registration Statement on Form 8-K (Registrant No. 1- 12248) filed with the Commission on April 23, 1999)

10(i) Recapitalization Agreement among ICF Kaiser International, Inc., ICF Consulting Group Holdings, LLC and Clement International Corporation dated May 21, 1999 (Incorporated by reference to Exhibit C to Registration Statement on Form 8-K (Registrant No. 1-12248) filed with the Commission on July 15, 1999)

10(j) Contract between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(k) Master Transaction Agreement between Tyco Group S.a.r.l. and Kaiser Group International, Inc. dated June 9, 2000 (Incorporated by reference to Exhibit 10(p) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

     1. Amendment No. 1 to the Master Transaction Agreement between Tyco Group S.a.r.l. and Kaiser Group International, Inc. dated June 9, 2000 (Incorporated by reference to Exhibit 10(p)(1) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

10(l) Master Transaction Agreement between Hatch Associates, Inc. and Kaiser Group International, Inc. dated July 6, 2000 (Incorporated by reference to
Exhibit 10(q) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

10(m) Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(r) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

EXHIBIT NO. 10--MATERIAL CONTRACTS (MANAGEMENT CONTRACTS, COMPENSATORY PLANS,
-----------------------------------------------------------------------------
OR ARRANGEMENTS.)
----------------


================================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page  31

10(bb) Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 19, 2000 (Incorporated by reference to Exhibit No. 10(vv) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

EXHIBIT NO. 21--CONSOLIDATED SUBSIDIARIES OF THE REGISTRANT AS OF FEBRUARY 1,
-----------------------------------------------------------------------------
2002
----

(B) REPORTS ON FORM 8-K

     On January 23, 2002, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of its Report, the Company disclosed consummation of an alliance with Tyco Infrastructure Services (formerly EarthTech) to pursue targeted project opportunities with Federal, state and other agencies. These opportunities are expected to focus on projects in which the experience and qualifications of Kaiser-Hill would be beneficial.

================================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page  32

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Kaiser Group Holdings, Inc.
                                               (Registrant)

                                        /S/ John T. Grigsby, Jr.
                                        -----------------------------------
                                        By:  John T. Grigsby, Jr.
                                        President and Chief Executive Officer

Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(1)  Principal executive officer

  /S/ John T. Grigsby, Jr.                                        March 29, 2002
  -------------------------
  John T. Grigsby, Jr.         President
                               and Chief Executive Officer

(2) Principal financial and accounting officer

  /S/ Marijo L. Ahlgrimm                                          March 29, 2002
  -------------------------
  Marijo L. Ahlgrimm           Executive Vice President,
                               Chief Financial Officer,
                               Secretary and Assistant Treasurer

(3)  Board of Directors

  /S/ Jon B. Bennett                                              March 29, 2002
  -------------------------
  Jon B. Bennett               Director

  /S/ John T.Grigsby, Jr.                                         March 29, 2002
  -------------------------
  John T. Grigsby, Jr.         Director

  /S/ James J. Maiwurm                                            March 29, 2002
  ---------------------------

  James J. Maiwurm             Director

================================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page  33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and
Shareholders of Kaiser Group Holdings, Inc

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a), present fairly, in all material respects, the financial position of Kaiser Group Holdings, Inc. and Subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on December 5, 2000, the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (the Plan). The Plan became effective on December 18, 2000 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of December 18, 2000 as further described in Note 2 to the consolidated financial statements. At this time there remain significant uncertainties related to the ultimate amount of claims that will be allowed pursuant to the Company's bankruptcy proceedings.

PricewaterhouseCoopers LLP


McLean, Virginia
March 22, 2002

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page F-1

                  KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,

                                                                                           2001             2000
                                                                                           -----            ----
                          ASSETS                                             (In thousands, except share amounts)

                                                                                               Successor
                                                                                               ---------
Current Assets
Cash and cash equivalents...................................                               8,848          $ 41,344
Restricted cash and cash equivalents .......................                              15,844            16,190
Marketable securities available for sale....................                               6,489                --
Contract receivables, net...................................                                  --             1,692
Prepaid expenses and other current assets...................                               1,843             2,861
Net assets of discontinued operations.......................                               6,000            10,712
                                                                                         -------          --------

    Total Current Assets....................................                              39,024            72,799
                                                                                         -------          --------

Other Assets
Investments in and advances to affiliates...................                              29,229            26,692

Notes receivable ...........................................                               6,550             6,550
Deferred tax assets.........................................                               5,785
Other long-term assets......................................                                 303               127
                                                                                         -------          --------
                                                                                          41,867            33,369
                                                                                         -------          --------
    Total Assets............................................                            $ 80,891         $ 106,168
                                                                                         =======          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable............................................                               $ 730           $ 2,367
Accrued salaries and benefits...............................                               7,482             9,148
Other accrued expenses......................................                               4,767             6,848
Preferred stock dividend payable............................                                 731                --
Income taxes payable........................................                               1,340               305
                                                                                         -------          --------
    Total Current Liabilities...............................                              15,050            18,668


Commitments and Contingencies

Preferred stock, par value $.01 per share:..................
  Authorized--2,000,000 shares

  Issued and outstanding--1,136,024 shares in 2001; stated at                             62,481                --
            ................................................

  liquidation value of $55 per share........................
New Common stock, par value $.01 per share:
  Authorized--3,000,000 shares

  Issued and outstanding--1,585,239 shares in 2001 .........                                  16                --
Old Common stock, par value $.01 per share:

  Authorized--90,000,000 shares

  Issued and outstanding-- 23,414,328 shares in 2000.                                         --               234
Capital in excess of par....................................                               7,947            87,266
Accumulated deficit.........................................                              (4,957)               --
Accumulated other comprehensive income  ....................                                 354                --
                                                                                         -------          --------
    Total Liabilities and Shareholders' Equity .............                            $ 80,891         $ 106,168
                                                                                         =======          ========

See notes to consolidated financial statements

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page F-2

                  KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                   Successor
                                                                    Company                   Predecessor Company
                                                                    -------                   -------------------

                                                                          2001               2000              1999
                                                                          ----               ----              ----
                                                                      (In thousands, except per share amounts)

Gross Revenue ...................................................         --             $271,385          $643,044
  Subcontract and direct material costs .........................         --             (195,367)         (456,188)
                                                                       -------          ---------         ---------
Service Revenue .................................................         --               76,018           186,856
Operating Expenses
  Direct labor and fringe benefits ..............................         --               64,197           176,582
  Administrative expenses .......................................        9,692              8,435             9,055
  Depreciation and amortization .................................         --                1,695             3,379
  Impairment charge .............................................        1,100                --                 --
  Restructuring charges .........................................         --                1,915            14,384
                                                                       -------          ---------         ---------
Operating Income (Loss) .........................................      (10,792)              (224)          (16,544)
Other Income (Expense)
  Equity income in earnings of affiliate, net of amortization
  of $3,524 for the year ended December 31, 2001 ................       11,518              4,218                --
  Gain on stock demutualization .................................        5,856               --                  --
  Interest income ...............................................        1,075              2,024             2,349
  Interest expense ..............................................         --               (7,754)          (21,065)
                                                                       -------          ---------         ---------

Income (Loss) From Continuing Operations Before Reorganization
Items, Income Tax,
   Minority Interest, and Extraordinary Items ...................        7,657             (1,736)          (35,260)
Reorganization items ............................................         --                8,611                --
                                                                       -------          ---------         ---------
Income (Loss) From Continuing Operations Before Income Tax,
Minority Interest, and Extraordinary Items ......................        7,657              6,875           (35,260)
  Income tax (expense) benefit ..................................       (2,417)            39,521             1,150
                                                                       -------          ---------         ---------

Income (Loss) From Continuing Operations Before Minority Interest
  and Extraordinary Items .......................................        5,240             46,396           (34,110)
  Minority interest in net income of affiliated company .........         --               (5,999)           (5,184)
                                                                       -------          ---------         ---------
Income (Loss) From Continuing Operations Before Extraordinary
Items ...........................................................        5,240             40,397           (39,294)
  (Loss) from discontinued operations, net of tax................      (10,197)            (2,966)           (6,113)
  Gain (Loss) on sales of discontinued operations, net of tax ...           --             (7,669)           40,083
                                                                       -------          ---------         ---------

Income (Loss) Before Extraordinary Items ........................       (4,957)            29,762            (5,324)
  Extraordinary items, net of tax ...............................         --              124,542              (600)
                                                                       -------          ---------         ---------
Net Income (Loss)                                                       (4,957)           154,304            (5,924)
Preferred stock dividends .......................................       (3,091)               --                 --
                                                                       -------          ---------         ---------

Income (Loss) Applicable to Common Shareholders .................      $(8,048)          $154,304           $(5,924)
                                                                       ========         =========         =========

Basic and Diluted Earnings (Loss) Per Common Share:
  Continuing operations, net of tax .............................        $1.92              $1.74           $ (1.65)
  Discontinued operations, net of tax ...........................        (9.11)             (0.46)             1.42
                                                                         ------             ------        ---------
  Earnings (Loss) Before Extraordinary Items.....................      $ (7.19)              1.28             (0.23)
  Extraordinary Items ...........................................           --               5.35             (0.02)
                                                                        -------             ------        ---------

Net Earnings (Loss) Per Share                                           $(7.19)             $6.63            $(0.25)
                                                                        =======             ======        =========

Weighted average shares for basic and diluted earnings
  (loss) per common share .......................................        1,119             23,255            23,823
                                                                        =======             ======        =========

See notes to consolidated financial statements.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page F-3

                  KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                           (In thousands, except share amounts)

                                                                                                         Accumulated  Accumulated
                                                                                                         -----------  -----------
                                  Old Common Stock       New Common Stock      Capital In      Notes       Earnings      Other
                                  ----------------       ----------------      ----------      -----       --------      -----
                                 Shares     Par Value   Shares    Par Value    Excess of    Receivable    (Deficit)   Comprehensive
                                 ------     ---------   ------    ---------    ----------   ----------    ---------   -------------
                                                                                  Par                                 Income (Loss)
                                                                                  ----                                -------------
Predecessor Company
Balance, January 1, 1999        24,257,828       $242          --       --       $75,422       $(638)    $(134,757)     $(3,387)
  Net (loss)                            --         --          --       --            --           --       (5,924)           --
  Issuances of common stock        145,788          2          --       --           106           --            --           --
  Reacquisition of common        (748,116)        (7)          --       --       (1,885)          638            --           --
  stock
  Foreign currency
  translation
    adjustment included                 --         --          --       --            --           --            --          285
    in net income                       --         --          --       --            --           --            --          ---
Balance, December 31, 1999      23,655,500        237          --       --        73,643           --     (140,681)      (3,102)
  Net income                            --         --          --       --            --           --       154,304           --
  Reacquisition of common        (241,172)        (3)          --       --            --           --            --           --
  stock
  Reclassification for
  losses on
    foreign currency
    translation adjustment               --         --          --       --            --           --            -        3,102
  Effect of fresh-start
  reporting:
    Elimination of accumulated           --         --          --       --        13,623           --     (13,623)           --
      Earnings                           --         --          --       --        ------           --     --------           --
----------------------------------------------------------------------------------------------------------------------------------
Successor Company
Balance, December 31, 2000      23,414,328        234          --       --        87,266           --           --            --
  Net (loss)                            --         --          --       --            --           --       (4,957)           --
  Issuances of new common               --         --   1,610,889       16          (16)           --           --            --
  stock
  Cancellation of old
  common                      (23,414,328)      (234)          --       --           234           --           --            --
   Stock
  Issuance of preferred                 --         --          --       --      (62,481)           --           --            --
  stock
  Foreign currency
  translation                           --         --          --       --            --           --           --          (39)
    Adjustment
  Unrealized gain on
  securities                                                                                                                393
    Available for sale
  Preferred stock dividends             --         --          --       --       (3,091)           --           --           --
  Cash buy back of new                  --         --    (25,650)       --         (125)           --           --           --
  common
   Stock
  Class 4 allowed claim
    settlements                         --         --          --       --      (13,840)           --          --            --
                                        --         --          --       --      --------           --          --            --
Balance, December 31, 2001              --        $--   1,585,239       $16       $7,947          $--    $(4,957)          $354
                                        ==        ===   =========       ===       ======          ===    ========          ====

                  KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                                          Year Ended December 31,
                                                                          ----------------------
                                                                     Successor
                                                                     Company       Predecessor Company
                                                                     ---------     -------------------
                                                                     2001           2000        1999
                                                                     ----           ----        ----
Net Income (Loss)................................................    $ (4,957)      $154,304    $(5,924)
Other Comprehensive Income (Loss)
    Foreign currency translation adjustments.....................         (39)            --        285
    Unrealized gain on securities, net of tax....................         393             --         --
    --
    Reclassification for losses on foreign currency
       translation included in net income........................          --          3,102         --
                                                                           --          -----         --
         Total Comprehensive Income (Loss).......................    $ (4,603)      $157,406    $(5,639)
                                                                     =========      ========    ========

See notes to consolidated financial statements.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page F-4

                  KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the year ended December 31,
                                                                      -------------------------------
                                                              Successor Company        Predecessor Company
                                                              -----------------        -------------------
                                                                    2001             2000             1999
                                                                  --------         --------         --------
                                                                      (in thousands, except share amounts)
Operating Activities
  Net income (loss).........................................         $(4,957)         $ 154,304       $(5,924)
  Adjustments to reconcile net income (loss) to net cash
   Used in operating activities:
   (Gain) loss on sale of discontinued operations...........              --              7,669       (40,083)
   Loss of discontinued operations, net of tax..............           10,197             2,966          6,113
   Income tax benefit ......................................              --           (39,521)            --
   Reorganization items.....................................              --            (8,611)            --
    Deferred taxes related to continuing operating
    activities..............................................           1,312                --             --
   Gain on stock demutualization............................          (5,856)               --             --
   Impairment charge........................................            1,100               --             --
    Extraordinary items ....................................              --          (124,542)            600
    Equity in unconsolidated affiliate......................         (11,518)
    Note receivable write-off ..............................              --                --             638
    Cash distributions in excess of (less than)
      earnings from consolidated Affiliate companies .......              --              5,333          (347)
    Depreciation and amortization...........................              --              1,695          5,163
    Minority interest in net income of affiliate............              --              5,999          5,184
    Changes in operating assets and liabilities, net of
      acquisitions and dispositions:
      Contract receivables, net.............................            1,692             7,403         20,885
      Prepaid expenses and other current assets.............            1,018           (1,369)          (126)
      Accounts payable and accrued expenses.................          (5,909)             7,680       (22,866)
      Income taxes payable..................................            1,035           (6,292)          4,450
      Other operating activities  ..........................            (831)             1,364            --
                                                                     --------          --------       --------
        Net cash provided by (used in) continuing
          operating activities before claims resolution and
          reorganization items .............................         (12,717)            14,078       (26,313)
        Distributions to allowed class 3 claim holders......            (600)               --             --
                                                                     --------          --------       --------
          Net Cash (Used in) Provided by Continuing
            Operating Activities Before Reorganization
            Items...........................................         (13,317)           14,078        (26,313)
          Net cash used in discontinued operations                        --           (14,685)       (33,142)
                                                                     --------          --------       --------
          Net Cash Used In Operating Activities Before
          Reorganization Items..............................         (13,317)             (607)       (59,455)
                                                                     --------          --------       --------
    Reorganization items                                                                  8,611            --
       Adjustments to reconcile reorganization items to
         cash used by Reorganization items:
      Revaluation of assets to fair value...................              --           (16,297)            --
      Interest Income.......................................              --              (976)            --
      Accrued reorganization expenses.......................              --              3,859            --
                                                                     --------          --------            --
      Net cash used in reorganization.......................              --            (4,803)            --
                                                                     --------          --------            --
      Net cash used in operating activities after
      reorganization items..................................         (13,317)           (5,410)       (59,455)
                                                                     --------          --------       --------
   Investing Activities
     Sales of subsidiaries..................................              --             29,766        145,041
     Distributions from 50% owned affiliate.................            7,900             5,050            --
     Effect on cash resulting from deconsolidation of 50%
        owned investments ..................................              --            (5,243)            --
     Purchases of fixed assets..............................              --                --         (2,113)
                                                                     --------          --------       --------
           Net Cash Provided by Investing Activities from
              Continuing Operations.........................            7,900            29,573        142,928
           Net cash used in investing activities of
              discontinued operations ......................              --              (153)        (4,941)
                                                                     --------          --------       --------
               Net Cash Provided by Investing Activities ...            7,900            29,420        137,987
                                                                     --------          --------       --------
   Financing Activities
     Distribution of income to minority interest............              --            (8,250)        (3,300)
     Borrowings under revolving credit facility.............              --               --           61,855
     Principal payments on revolving credit facility........              --               --         (92,584)
     Release of restricted cash.............................             802               --              --
     Change in cash collateralized letters of credit........              --                193       (12,595)
     Extinguishment of Senior Notes.........................              --            (1,000)       (12,320)
     Establishment of cash reserve for unresolved claims....         (12,331)               --             --
     Distribution to allowed class 4 claim holders..........         (13,065)               --             --
     Repurchase of New Common stock pursuant to buy back....            (125)               --             --
     Payment of preferred stock dividends ..................          (2,360)               --             --
     Change in book overdraft...............................              --                --         (8,395)
                                                                     --------          --------       --------
               Net Cash Used in Financing Activities........         (27,079)           (9,057)       (67,339)
                                                                     --------          --------       --------
   Effect of Exchange Rate Changes on Cash..................              --                --            (69)
                                                                     --------          --------       --------
   Increase (Decrease) in Cash and Cash Equivalents.........         (32,496)            14,953         11,124
   Cash and Cash Equivalents at Beginning of Period.........           41,344            26,391         15,267
                                                                     --------          --------       --------
   Cash and Cash Equivalents at End of Period...............         $  8,848          $ 41,344       $ 26,391
                                                                     ========          ========       ========

See notes to consolidated financial statements.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page F-5

                  KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Basis of Presentation

Kaiser Group Holdings, Inc. is a Delaware holding company that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. ("Old Kaiser") which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with an approved plan of reorganization (the Second Amended Plan of Reorganization (the "Plan")) that was effective on December 18, 2000 (the Effective Date). The Company is deemed a "successor issuer" to Old Kaiser by virtue of rule 12-g 3(a) under the Securities Exchange Act of 1934. References to the "Company" or "Kaiser Holdings" in this report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser.

Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

..    the ownership of a 50% interest in Kaiser-Hill Company, LLC
     ("Kaiser-Hill"), which serves as the general contractor at the U.S Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. Kaiser-Hill has performed for the Department of Energy ("DOE")
     at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site and other locations, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public. The Kaiser-Hill joint venture between Old Kaiser and CH2M Hill Companies, Ltd. was formed solely for the performance of the current and former Rocky Flats contracts. The level of success experienced by Kaiser-Hill in achieving closure of the Rocky
     Flats site and the cost of achieving such closure, are the primary determinants of the Company's long-term financial performance following the completion of the reorganization process.
..    the resolution and closeout of a completed contract for the engineering and construction of a steel mini-mill for Nova Hut in the Czech Republic ("Nova Hut project").
..    the holding of a minority ownership interest in ICF Consulting Group, Inc.
     ("ICF Consulting"), a division that Old Kaiser sold in 1999 as well as interest-bearing promissory notes and escrowed cash received in connection with that sale.
..    a wholly owned captive insurance company that is no longer issuing new policies and is simply involved in resolving remaining claims.
..    an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

2. Changes in Accounting Affecting Comparability of Financial Statements

Adoption of Fresh-Start Reporting: The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), requires that under certain circumstances resulting from a bankruptcy, a new entity is created for financial reporting purposes upon the emergence of that entity from bankruptcy. Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of shareholders' equity and any accumulated deficit of the predecessor entity is offset against available paid-in-capital to result in an emerging retained earnings of zero. Additionally, assets and liabilities are recorded at their fair values. Since the financial information as of and subsequent to December 31, 2000 has been prepared as if it is of a new reporting entity, a black line has been shown to separate new entity information from prior entity information on the Statements of Operations, Statements of Comprehensive Income (Loss), Statements of Shareholders' Equity and the Statements of Cash Flows since such presentations were not prepared on a comparable basis to the prior year. Financial information with regard to activity occurring prior to December 31, 2000 has been included in these Financial Statements marked as "Predecessor" and financial information with regard to activity as of December 31, 2000 and thereafter is marked herein as "Successor".

The value of the emerged enterprise used for fresh start reporting as of December 31, 2000 was $87.5 million and was determined by management with the assistance of independent advisors. The methodology employed involved estimation of the enterprise value taking into consideration a discounted cash flow analysis. The discounted cash flow analysis was based on a seven-year cash flow projection prepared by management - taking into consideration the terminal value of its assets and liabilities as of immediately prior to its emergence from bankruptcy on December 18, 2000. Terminal values of assets and

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page F-6
liabilities were determined based either on contracted amounts, actuarial present values and/or management's estimates of the outcome of certain operating activities. Net after-tax cash flows, assuming a 40% effective tax rate, were discounted at 17% in order to take into consideration the risks and uncertainties inherent in such projections. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Estimates and assumptions regarding individual retained matters which form the collective composition of the overall enterprise value as of December 18, 2000 are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company. Accordingly, there may be differences between projections and actual results because events and circumstances frequently do not occur as expected and may be significant. More specifically, assumptions within the valuation related to the amount and timing of the ultimate performance and related cash flows of the Company's investment in Kaiser-Hill have the greatest impact to the overall enterprise valuation.

The adjustments that reflected the adoption of "fresh start" reporting, including the December 31, 2000 adjustments to record assets and liabilities at their fair market values, were reflected in the financial statements as a component of Reorganization Items. In addition, the Successor Company's opening balance sheet was further adjusted to eliminate existing equity and to reflect the aforementioned $87.5 million enterprise value.

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

The fee on the Kaiser-Hill closure contract, ranging from $150.0 to $460.0 million, is primarily based upon the actual costs to complete closure and the actual date of physical closure. Throughout 2001, Kaiser-Hill has reduced its estimated costs to complete. As of December 31, 2001, based upon costs and progress to date, Kaiser-Hill estimates it is on course to earn a $340.0 million fee, and recorded additional earnings of $15.8 million as a change in estimate in the fourth quarter. This adjustment was comprised of a revenue increase of $47.8 million, offset by $32.0 million in contingency reserves, primarily related to uncertainty risks and the potential for safety related work delays.

Discontinued operations: Through several separate transactions in 1999 and 2000, the Company divested of the majority of its operating activities. The financial operations of the divested operations and non-divested engineering operations have been presented as "discontinued operations" for all periods presented.

3.  General Terms of Plan and Status of Bankruptcy Distributions

The effectiveness of the Plan as of December 18, 2000 did not in and of itself complete the bankruptcy process. The process of resolving in excess of $500 million of claims initially filed in the Kaiser Group International bankruptcy process is ongoing. Old Kaiser objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount due to the creditor, such portion of the claim is deemed to be an allowed claim by the Bankruptcy Court (an "Allowed Claim"). The Company cannot predict with accuracy when the claims resolution process will be complete or what the total amount of Allowed Claims will be upon completion.

In very general terms, the Plan contemplated three basic classes of creditors:

..    Allowed "Class 3 claims" against the Old Kaiser bankruptcy estate -
     generally trade and similar creditors' claims of $20,000 or less - received cash for their claims.

..    Allowed "Class 4 claims", the largest class of claims against the Old
     Kaiser bankruptcy estate, is made up of creditor claims other than Class 3 claims and equity claims. Class 4 claims included holders of the former Kaiser Group International senior subordinated notes due 2003 ("Old Subordinated Notes"). Holders of allowed Class 4 claims received a combination of cash and Kaiser Holdings preferred and common stock in respect of their claims. Such holders received one share of preferred stock ("New Preferred") and one share of new common stock ("New Common") for each $100 of claims. However, the number of shares of New Preferred issued was reduced by one share for each $55.00 of cash received by the holder of an allowed Class 4 claim.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page F-7

..    The third class of claims recognized in the Old Kaiser bankruptcy are equity claims, consisting of holders of former Kaiser Group International common stock ("Old Common") and other "Equity Interests" as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of New Common of Kaiser Holdings equal to 17.65% of the number of shares of such common stock issued to holders of allowed Class 4 Claims. In the initial distribution, one share of Kaiser Holdings New Common was issued for each 96 shares of previously outstanding Old Common. Additional distributions of Kaiser Holdings New Common may be made in the future as additional shares of New Common are issued to holders of newly allowed Class 4 claims, if any. Apart from holders of former Kaiser Group International Old Common, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Kaiser Group International in 1998. The Bankruptcy Court confirmed the equity nature of those claims.

Pursuant to the terms of Old Kaiser's Plan, the Company was required to complete its initial bankruptcy distribution within 120 days of the effective date of the Plan. Accordingly, on April 17, 2001, the Company effected its initial distribution. At that time, there were approximately $136.8 million of Class 4 claims that had been allowed in the bankruptcy process. The amount of unresolved claims remaining at April 17, 2001 was approximately $130.5 million.

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001, establishing an Alternative Dispute Resolution ("ADR") procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, thereafter, the parties are required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims are subject to the ADR process. Since April 17, 2001, the date of initial distribution, $65.5 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $0.8 million and no additional issuances of New Preferred or New Common. As of March 15, 2002, the amount of unresolved claims was approximately $65.0 million. The Company expects that substantial progress will continue to be made in the resolution of claims over the balance of 2002. The Company continues to believe that the amount of Class 4 claims ultimately to be allowed in the Kaiser Group International bankruptcy proceeding will not exceed $150.0 million. As depicted in the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and new preferred and new common stock as contemplated in Old Kaiser's Plan of Reorganization. The Company intends to continue to use this settlement alternative during its resolution of remaining Class 4 claims, but obviously has no ability to determine the effect of the outcome on its overall financial condition in the event such settlements are accepted in the future.

With respect to the unresolved claims, the Plan required that, at the date of the initial distribution, sufficient cash reserves were to be retained by the Company such that if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount, the Company would be able to satisfy the allowed claims, including dividends accruing on related preferred stock, since April 17, 2001. The cash reserve requirement and the fact that the Company had not yet received a substantial cash payment that the Company asserts it is due from the owner of the Nova Hut steel mini-mill in the Czech Republic (see Note 5), limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of Allowed and "deemed allowed" Class 4 claims, was available at the time of the initial distribution to Allowed Class 4 claim holders. Thus, more shares of New Preferred were issued than would have been had the claims resolution process advanced more quickly and had more cash been available from the Nova Hut project and/or other sources. Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million in available cash was reserved on April 17, 2001.

As discussed above, the exchange ratio of New Common for Old Common (1 new share for each 96 old shares) and the nature of the distribution of shares of common stock to holders of Class 4 claims resulted in there being a number of holders of a relatively small number of shares of New Common stock. Therefore, the Company initiated an offer to purchase all shares of New Common stock distributable to persons who received 99 or fewer shares in the initial distribution for a price equal to $4.50 per share. The offer expired on June 15, 2001 with 25,650 shares being repurchased by the Company under this plan for a total of $115,000.

In the case of holders of Old Common, the offer to purchase shares was conditioned on the holder's agreement to also sell the holder's right to future distributions of shares of New Common under the Plan. The offer price for such distribution rights was $0.50 per share that would otherwise be distributed. This offer price was determined arbitrarily, based primarily on the Company's current expectation that future distributions of shares of New Common would not exceed 10% of the number of shares distributed at the present time. Holders who wished to sell their right to future distributions had to also sell their shares of New Common. On June 15, 2001, the Company repurchased 20,002 rights under this plan for a total cost of $10,000.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page F-8

4. Significant Accounting Policies  - Successor Company:

Principles of Consolidation: The consolidated financial statements include all majority-owned or controlled subsidiaries. Investments in unconsolidated affiliated companies are accounted for using the equity method. The difference between the carrying value of the joint venture investment and the Company's underlying equity is amortized on a straight-line basis over the estimated term of the joint venture investment. All significant intercompany balances and transactions have been eliminated.

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

Earnings Per Share: Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for the year ended December 31, 2001 retroactively adjusts for the conversion of the Old Common to New Common effective with the adoption of fresh-start reporting. As additional distributions of Kaiser Holdings common stock are made to holders of newly allowed Class 4 claims, the conversion ratio of 96 shares may be adjusted to reflect the final total number of shares of New Common (as discussed in Note 3). Because Kaiser Holdings is assumed to be a new entity (as discussed in Note 1) periods prior to the adoption of fresh-start reporting have not been restated.

Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period. Pursuant to the Company's Plan of Reorganization that was effective as of December 18, 2000, all then outstanding common stock equivalents were cancelled. Accordingly, no anti-dilutive information is presented herein.

The effect of preferred dividends of $3.1 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the year ended December 31, 2001.

Foreign Currency Translation: Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected net of tax in shareholders' equity as cumulative translation adjustments.

Cash Equivalents and Restricted Cash: The Company considers all highly liquid financial instruments purchased with maturities of three months or less at date of purchase to be cash equivalents. Restricted cash balances consisted of the following at December 31, (in thousands):

                                                                                                    2001              2000
                                                                                                    ----              ----
Letters of credit collateralized by cash........................................                $    600           $12,711
Cash reserved for future claim settlements, less payments of cash claim
   settlements of $775..........................................................                  11,557                --
Cash balances of wholly owned insurance subsidiary..............................                   2,852             2,729
Escrowed cash...................................................................                     835               750
                                                                                                     ---               ---
                                                                                                 $15,844           $16,190
                                                                                                 =======           =======

Supplemental cash flow information for the year ended December 31, 2001, is as follows:

                                                                                              2001
                                                                                              ----
Cash payments for interest......................................................           $    --
Cash payments for income taxes..................................................                99
Reclass of restricted cash to net assets of discontinued operations.............            11,100
Non cash transactions:
   Retirement of Old Common                                                                    234
   Issuance of Preferred Stock                                                              62,481
   Issuance of New Common                                                                       16

Marketable Securities: In December 2001, the Company recorded a gain on the stock demutualization of a non-affiliated insurance company. The gain was calculated based upon the fair value of the securities on the date of the insurance company's initial public offering. These securities have been classified as available for sale on the balance sheet as of December 31, 2001 as management sold the securities in February 2002. Investments classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in other comprehensive income
(loss).

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001                                                                   Page F-9

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Such estimates include those related to allowances for contract and notes receivable and accrued interest, deferred tax assets and valuation allowance, recoverability of net assets of discontinued operations, and other investments, the amortization period for the excess value attributed to the Kaiser-Hill investment and the remaining Allowed Claims. Actual results could differ from those estimates.

Concentrations of Credit Risk: The Company maintains cash balances primarily in overnight Eurodollar deposits, investment-grade commercial paper, bank certificates of deposit, and U.S. government securities.

Reclassifications: Certain reclassifications have been made to the prior-period financial statements contained herein in order to conform them to the 2001 presentation.

5.    Net Assets of Discontinued Operations

The components of the "Net Assets of Discontinued Operations" consist entirely of the carrying value of the net assets of the Nova Hut project and were as follows at December 31:

                                                                                2001         2000
                                                                                ----         ----
Cash...................................................................       $      6     $    276
Letter of credit cash collateral drawn by Nova Hut.....................         11,100           --
Retained accounts receivable...........................................         21,274       20,631
Prepaid expenses and other current assets..............................              1            9
Subcontractor retentions and other accounts payable....................         (6,276)      (7,123)
                                                                              --------     --------
                                                                                26,105       13,793
Allowance for estimated loss...........................................        (20,105)      (3,081)
                                                                              --------     --------

                                                                              $  6,000    $  10,712
                                                                              ========    =========

Although Old Kaiser sold its Metals, Mining and Industry business unit in August, 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut. After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project. Rather, Nova Hut asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut's operations resulting from weakening conditions in the worldwide steel market and of the significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights. The primary legal venue at this time is the Delaware bankruptcy proceeding for Kaiser Group International, where Kaiser has asserted claims against Nova Hut and the International Finance Corporation ("IFC"), while rejecting substantial claims involving contract breach from Nova Hut and the IFC. The litigation of this dispute, as well as the cost of a possible ongoing presence in Ostrava, Czech Republic, has had and may continue to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Holdings.

Based on the Company's continued concern over Nova Hut's financial difficulties and the uncertainties of a settlement involving the bankruptcy court-sponsored mediation, the Company reduced the carrying value of the remaining Nova Hut project assets from $21.6 million to $6.0 million, in the fourth quarter of 2001, by recording a reserve of approximately $9.8 million, net of a $5.8 million income tax benefit, through a charge to "Loss from Discontinued Operations".

6.    Business Segments and Foreign Operations:

Business Segments: The Company had no reportable segments at any time during 2001.

Foreign Operations: Because all of the Company's international operations are presented in the accompanying Statements of Operations as "Discontinued Operations," all of the Company's reported gross revenue and operating income
(loss) from continuing operations were from domestic sources. Remaining foreign assets consist solely of the carrying value of the net realizable value of the Nova Hut contract matter (See "Net Assets of Discontinued Operations" and "Other Contingencies").

===============================================================================
Kaiser Group Holdings, Inc. Report on From 10-K for the year ended December 31,
2001                                                                  Page F-10

7.    Joint Ventures and Affiliated Companies

Prior to December 31, 2000, the Company had ownership interests in certain unconsolidated corporate joint ventures and affiliated companies. During 1999 and 2000, the Company divested of the majority of such investments (Note 17 - Notes Applicable Solely to the Predecessor Company - Divestitures and Acquisitions). At December 31, 2001 and 2000, it retained a 50% investment in Kaiser-Hill (See Notes 1 and 2) and a 10% ownership in ICF. The Company's net investments in/or amounts due from this corporate joint venture and affiliated company totaled $29.2 million and $26.7 million at December 31, 2001 and 2000, respectively. The Company accounts for the Consulting Group investment using the cost method and for the Kaiser-Hill Company LLC investment using the equity method.

ICF Consulting Group, Inc.: In 2001, the Company recorded a $1.1 million impairment charge related to this investment. The impairment charge was based on management's estimate of the potential proceeds available to the Company if this investment was liquidated.

Kaiser-Hill: Summarized financial information of Kaiser-Hill Company was as follows as of December 31 (in thousands):

                                                             2001            2000
                                                             ----            ----
Current assets......................................      $136,056        $132,485
Non-current assets..................................        17,441             430
Current liabilities.................................       125,377         131,879
Non-current liabilities.............................        12,800            ----
Gross revenue.......................................       718,788         673,751
Net income..........................................        30,084          20,436

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

With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of December 31, 2001 and 2000, Kaiser-Hill had $0 and $6.0 million in cash balances outstanding on its revolving credit, respectively.

8.    Notes Receivable

Kaiser Holdings owns a 10% interest in ICF Consulting Group, Inc., a privately held entity that was retained by Old Kaiser when it sold its Consulting Group in June 1999. In connection with the sale, the Company accepted two promissory notes as part of the total consideration received. Principal payments on an escrowed and non-escrowed note, in the amounts of $3,250,000 and $3,300,000, respectively, are due June 25, 2006. The notes are subject to reduction in the event that certain divestiture-related contingencies are not resolved as originally anticipated in the related sale agreement. Amounts payable by ICF Consulting on such notes are subject to (1) the rights of holders of ICF Consulting's senior lenders and (2) possible reduction as a result of indemnification claims asserted by ICF Consulting pursuant to the agreements entered into by the parties at the time of Old Kaiser's sale of its Consulting Group. Initially as a result of a technical default of financial covenants in its senior credit agreement, ICF Consulting has not made interest payments on the notes since inception in 1999. The accrued amount of interest receivable was $1.7 million and $1.1 million as of December 31, 2001 and 2000, respectively. Under the terms of the notes, overdue interest bears interest at 12 1/2% per annum.

Also resulting from the sale agreement, the Company is the beneficiary of an escrowed cash balance totaling $835,000 that is currently held as collateral in the event any applicable indemnification claims are made against the Company by ICF Consulting. On

===============================================================================
Kaiser Group Holdings, Inc. Report on From 10-K for the year ended December 31,
2001                                                                  Page F-11

February 12, 2001, ICF Consulting presented the escrow agent with notice that it has claims for indemnification from the Company for amounts significantly exceeding the balance of the Escrowed Cash and the Escrowed Note. The Company has reviewed the indemnification claims and believes them to be largely without merit and will vigorously defend its right to be paid the escrowed funds upon their due dates, however there can be no assurance that the Company will be successful in this effort. In December 2001, ICF Consulting proposed a settlement offer to the Company that was far below the value of their claim. The Company rejected the ICF Consulting offer and proposed an alternative settlement that was also rejected by ICF Consulting. Based on the Company's perception of the lack of merit in the ICF Consulting claim, the Company may begin implementation of legal actions to defend the indemnification claim and to pursue the collection of escrowed cash and interest that it is due. Based on the developments in 2001, the Company deemed it prudent to establish a $1.0 million reserve, through a reduction of interest income, for uncertainties over the collectibility of the combined carrying value of the escrowed cash, the promissory notes and the interest receivable.

9.    Preferred Stock

Kaiser Holdings certificate of incorporation authorizes the issuance of 2,000,000 shares of preferred stock. Resulting from its initial bankruptcy distribution on April 17, 2001 (see Note 3), the Company had $62.5 million in preferred stock outstanding at December 31, 2001. The preferred stock is a series of authorized preferred stock designated as "Series 1 Redeemable Cumulative Preferred Stock," and has a par value of $0.01 per share. The preferred stock ranks ahead of Kaiser Holdings' New Common Stock.

The certificate of incorporation of Kaiser Holdings and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the Series 1 preferred stock without the consent of holders of at least two-thirds of such preferred stock.

Cumulative dividends on the preferred stock are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of preferred stock at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the preferred stock coincident with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of Kaiser Holdings on account of that affiliate's ownership of shares of preferred stock. If Kaiser Holdings fails to pay a quarterly dividend when due, holders of preferred stock will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full. The dividend due to holders of record on January 31, 2002, totaling approximately $1.1 million, was paid on February 7, 2002. At December 31, 2001, in addition to the $10.0 million of cash reserves for unresolved claims, the Company had $1.6 million in cash reserved for the payment of accrued dividends on any future issuances of New Preferred issued as a result of remaining bankruptcy claims resolutions (any New Preferred issued as a result of claims resolutions also carries the right to dividends retroactively from April 17, 2001).

The preferred stock has a liquidation preference of $55 per share plus the amount of unpaid dividends, if any. Upon the liquidation or dissolution of Kaiser Holdings, each holder of preferred stock (other than an affiliate of Kaiser Holdings) is entitled to this per share liquidation preference before any holders of New Common or any other junior securities of Kaiser Holdings receive any payment for their shares. If, in a liquidation or dissolution setting, assets remaining after distribution to holders of debt and other obligations are insufficient to pay all holders of preferred stock the per share liquidation preference, then such assets will be distributed on a proportionate basis to the holders of preferred stock (other than affiliates of Kaiser Holdings) and any securities ranking on a parity with the preferred stock.

The Company has the option to redeem the New Preferred at any time, in whole or in part, at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. In addition, any net proceeds in excess of $3 million in a calendar year received by the Company or any of its direct or indirect subsidiaries from the disposition of assets to an unaffiliated party outside of the ordinary course of business must be used to redeem New Preferred at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. Furthermore, to the extent that any cash is received from Nova Hut, it must be used to redeem New Preferred at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends.

All outstanding shares of New Preferred are required to be redeemed by the Company on or before December 31, 2007, and if such redemption does not occur, holders of New Preferred will be entitled to elect two-thirds of the directors of the Company. If shares of preferred stock are held by any affiliate of the Company, those shares may not be redeemed pursuant to any of the redemption provisions otherwise applicable to the New Preferred.

The Company will be required to offer to purchase the New Preferred at 100% of the liquidation preference per share plus all accrued and unpaid dividends in connection with a change of control of Kaiser Holdings.

===============================================================================
Kaiser Group Holdings, Inc. Report on From 10-K for the year ended December 31,
2001                                                                  Page F-12

Holders of New Preferred generally are entitled to vote with holders of New Common Stock on all matters submitted to a vote of shareholders, with each share of preferred stock being entitled to one-tenth of a vote. In addition, holders of New Preferred have the right to vote separately as a class to exercise their right to elect an additional director due to a failure to pay a quarterly dividend, to elect two-thirds of the directors if the New Preferred is not redeemed by December 31, 2007, and to consent to the issuance of any senior or parity securities. The terms of the New Preferred may not be materially or adversely modified without the consent of holders of at least two-thirds of the New Preferred. If the Company or any of its affiliates holds any New Preferred, they will not be entitled to vote that New Preferred.

The Plan provides that Major Stockholders (defined as holders of 10% or more of the outstanding shares of New Preferred or New Common, or a person who is an "affiliate" of Kaiser Holdings as defined under the Federal securities laws) have certain registration rights. In general, a Major Stockholder may request Kaiser Holdings to register under the Securities Act of 1933 for the sale of all, but not less than all, of the New Preferred and/or New Common owned by the Major Stockholder. Upon request for such a registration from a Major Stockholder, Kaiser Holdings is required to give notice to other Major Stockholders and use its best efforts to cause a registration statement to become effective as expeditiously as possible and maintain such registration statement current for a period of 12 months. Major Stockholders are not entitled to request registration until one year after the Effective Date, and Kaiser Holdings is not obligated to file a registration statement in response to a request from a Major Stockholder until such time as Kaiser Holdings is eligible to use Form S-3 under the Securities Act of 1933 for such an offering. Kaiser Holdings is not required to effect more than one registration for Major Stockholders during any twelve-month period. These registration rights expire on December 31, 2007. The Plan also contemplates that Major Stockholders will have "piggyback" registration rights in connection with a proposed underwritten public offering of Kaiser Holdings New Common or New Preferred solely for cash and for its own account.

Kaiser Government Programs, Inc.'s ("KGP") Put Rights
--------------------------------------------

KGP is the Company subsidiary that owns the 50% interest in Kaiser-Hill Company LLC. KGP has outstanding put rights, expiring on December 31, 2007, that obligate it to purchase New Preferred owned by a holder of the put right, at the holder's option, under three circumstances:

..    if KGP receives net after-tax proceeds from any cash distributions from
     Kaiser-Hill that, on a quarterly basis, exceed 2.8 times the amount of cash required to pay all past accrued but unpaid cash dividends on the New Preferred distributed to holders of Old Subordinated Notes pursuant to the Plan, plus the next scheduled quarterly cash dividend on preferred stock;
..    if KGP receives net after-tax proceeds from any direct or indirect disposition of any interest in Kaiser-Hill; or
..    if KGP receives net after-tax proceeds from an extraordinary distribution from Kaiser-Hill.

Upon exercise of a put, KGP will pay an exercising holder 100% of the liquidation preference of the preferred stock that is the subject of the KGP put rights, plus all accrued and unpaid dividends on the preferred stock. KGP will purchase shares of preferred stock on a pro rata basis based upon the number of shares of preferred stock as to which puts have been properly exercised, but only up to the amount of the available net after-tax proceeds from triggering events. KGP will not purchase any fractional shares. KGP put rights will not become exercisable more frequently than every 12 months unless the cumulative amount of available net after-tax proceeds from triggering events is at least $3 million. KGP put rights are transferable except that puts shall cease to be transferable if KGP determines that any further transfer would require registration of the puts as a class of securities under the Securities Exchange Act of 1934. Kaiser Holdings does not presently plan to arrange for trading of the KGP put rights on the NASD electronic bulletin board or otherwise.

10.  New Common Stock

The Kaiser Holdings certificate of incorporation authorizes the issuance of 3,000,000 shares of New Common Stock. Pursuant to the Company's Plan, holders of Allowed Class 4 Claims and Allowed Class 5 Equity Interests are to receive shares of New Common Stock under the Plan.

In connection with its initial distribution out of bankruptcy on or about April 17, 2001, Kaiser Holdings issued to holders of Allowed Class 4 Claims one share of New Common for each $100.00 of such holder's respective Allowed Class 4 Claim. There have been no additional issuances of common stock subsequent to April 17, 2001 related to the settlement of claims.

Holders of Allowed Class 5 Equity Interests received their pro rata portion of New Common representing 15% of the aggregate amount of New Common to be outstanding following distributions to holders of Allowed Class 4 Claims and Allowed Class 5 Equity Interests. This outcome was accomplished by issuing to each holder of an Allowed Class 5 Equity Interest its pro rata portion of the number of shares of New Common that represents 17.65% of the total number of shares of

===============================================================================
Kaiser Group Holdings, Inc. Report on From 10-K for the year ended December 31,
2001                                                                  Page F-13

New Common issued from time to time to holders of Allowed Class 4 Claims.

All shares of New Common, at issuance, were duly authorized, fully paid and non-assessable. The holders of such shares will have no preemptive or other rights to subscribe for additional shares. The New Common has a par value of $0.01 per share. Based on its current estimates of the aggregate amount of Allowed Class 4 Claims and cash available for distribution, Kaiser Holdings expects to ultimately issue approximately 1,764,750 shares of New Common to holders of Allowed Class 4 Claims and Allowed Class 5 Equity Interests.

Old Kaiser never paid cash dividends on its Old Common. Kaiser Holdings anticipates that for the foreseeable future no cash dividends will be paid on the New Common and that Kaiser Holdings' earnings will be utilized to redeem New Preferred or retained for use in the business. The Board of Directors of Kaiser Holdings will determine its dividend policy based on its results of operations, payment of dividends on, and redemption of, New Preferred, financial condition, capital requirements, and other circumstances.

11.  Leases

The Company has no capital leases or any material noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2001. The total rental expense for all operating leases was $628,000 during the year ended December 31, 2001.

12.  Income Taxes

The components of net income (loss) used to compute the (expense) benefit for income taxes for the years ended December 31 were as follows (in thousands):

                                                                                        Successor
                                                                                         Company        Predecessor Company
                                                                                                        -------------------
                                                                                          2001           2000         1999
                                                                                          ----           ----         ----
Income (loss) from continuing operations before income taxes and minority interests:
      Domestic........................................................................   $  7,657       $ 6,875   $(35,260)
      Foreign.........................................................................        --          --           --
                                                                                              --          --           --
                                                                                         $  7,657       $ 6,875   $(35,260)
                                                                                         ========       =======   ========
(Expense) benefit for income taxes:
   Federal:

      Current.........................................................................   $   (809)      $32,839   $  1,021
      Deferred........................................................................     (1,222)          --          --
                                                                                         --------       -------   --------
                                                                                           (2,031)       32,839      1,021
                                                                                         --------       -------   --------

   State:
      Current.........................................................................       (296)        6,682        --
      Deferred........................................................................        (90)          --         129
                                                                                         --------       -------   --------
                                                                                             (386)        6,682        129
                                                                                         --------       -------   --------
   Foreign:
      Current.........................................................................        --            --          --
      Deferred........................................................................        --            --          --
                                                                                         ========       =======   ========

                                                                                         $ (2,417)      $39,521   $  1,150
                                                                                         ========       =======   ========

The effective income tax (expense) benefit varied from the federal statutory income tax (expense) benefit because of the following differences (in thousands):

                                                                          Successor Company     Predecessor Company
                                                                                 2001           2000            1999
                                                                                 ----           ----            ----
Income tax (expense) benefit computed at federal statutory tax rate.......        $  (2,604)       $ (2,338)    $ 11,988
                                                                                   ---------       --------     --------
Change in tax (expense) benefit from:
   Benefit (use) of previous net operating losses .                                      --           8,942           --
   Reversal of excess accruals............................................               --           3,784           --
   Minority interest earnings.............................................               --           2,040        1,763
   State income taxes. ...................................................             (255)          4,410           85
   Valuation allowance....................................................              886          26,675      (12,494)
   Stock redemption.......................................................               --          (1,390)         (76)
Business meals and entertainment..........................................              (35)            (18)         (12)
Restructuring costs.......................................................              (41)             --           --
Penalties and fines.......................................................             (121)             --           --
Lobbying costs............................................................              (51)             --           --
Reversals and other.......................................................             (196)         (2,584)        (104)
                                                                                  ----------       --------     --------
                                                                                        187          41,859      (10,838)
                                                                                  ----------       --------     --------
                                                                                  $  (2,417)       $ 39,521     $  1,150
                                                                                  ==========       ========     ========

===============================================================================
Kaiser Group Holdings, Inc. Report on From 10-K for the year ended December 31,
2001                                                                  Page F-14

The tax effects of the principal temporary differences and carryforwards that give rise to the Company's net deferred tax asset are as follows (in thousands):

                                                                                     Successor Company
                                                                                 2001             2000
                                                                                 ----             ----
Net operating loss carryforwards..........................................         $     --         $  9,522
Reserves for adjustments and allowances...................................           12,603            6,026
Vacation and incentive compensation accruals..............................               --              321
Tax credit carryforwards..................................................               --            2,693
Investment in Kaiser-Hill.................................................           (5,037)          (5,281)
Write-down of other investments...........................................              418
Unrealized gain on marketable securities..................................           (2,466)              --
Other.....................................................................              267              (75)
                                                                                   --------         --------
                                                                                      5,785           13,206

Valuation allowance.......................................................               --          (13,206)
                                                                                   --------         --------

                                                                                   $  5,785         $     --
                                                                                   ========         ========

The ability to derive future benefit from the elements contributing to the deferred tax asset at December 31, 2001 is dependent on the Company's ability to generate sufficient taxable income prior to expiration. Additionally, in December 2000 the Company went through a change in control under Internal Revenue Code Section (IRC) 382 due to the Chapter 11 bankruptcy reorganization. In September 2001, the Company determined that the change in control met the stringent guidelines of the bankruptcy exception provided under the Internal Revenue Code. This resulted in the Company not being subject to the carryforward limitations of IRC Sec. 382. However, the Company was required to reduce certain carryovers that included net operating losses and credits. As a result, the Company offset the reduction of the carryforwards with the valuation allowance previously established for those carryforwards in the income tax rate reconciliation shown above. If a second change in control under IRC Sec 382 occurs before the end of December 2002, certain elements of the net deferred tax asset may be significantly limited. The Company believes that a second change in control is unlikely to occur and the results of its future operations will be sufficient to assure utilization of the tax benefit prior to expiration. Therefore, the remaining valuation allowance has been reversed.

13.  Retiree Benefits Plans

Postemployment Benefit Plan: As of December 31, 2001 the Company is required to continue to fulfill the provisions of a previously curtailed plan which provides certain medical and dental benefits to a group of retirees. A portion of the benefit is fully insured and a portion is covered by the Company's self-insurance. In respect to the retirees covered by the self-insured plan, the benefits are funded to an insurance company as participants' insurance claims are reimbursed. The Company is considering changing elements of this plan coverage.

The benefit cost for this curtailed plan for the years ended December 31 consisted of the following (in thousands):

                                                                                            2001     2000     1999
                                                                                            ----     ----     ----
Interest cost.................................................................              $ 505   $  412    $ 315
Amortization of transition obligation.........................................                 --      980      980
Amortization of unrecognized net (gain).......................................                 --       --     (627)
Adjustment for fresh-start accounting due to changes in actuarial
   assumptions................................................................                 --    4,084       --
Adjustment for fresh-start accounting due to changes in unrecognized
     gain and unamortized transition obligation...............................                 --      726       --
                                                                                               --      ---       --
Net benefit charge............................................................              $ 505   $6,202    $ 668
                                                                                            ======  ======    =====

Because there are no new participants in this plan, there is no current service cost. The change in the status of the plan as of December 31 was as follows (in thousands):

                                                                Successor
                                                                Company          Predecessor Company
                                                                -------          -------------------
                                                                  2001           2000            1999
                                                                  ----           ----            ----
Benefit obligation at January 1,.........................        $  7,982        $3,998        $ 4,879
   Service cost..........................................             --             --             --
   Interest cost.........................................             505           412            315
   Benefits paid.........................................          (1,014)         (512)          (688)
   Actuarial (gain) loss.................................             979         4,084           (508)
                                                                 --------        ------        -------
Benefit obligation at December 31,.......................           8,452         7,982          3,998
   Unamortized transition obligation.....................              --            --         (7,507)
   Unrecognized net gain (loss)..........................            (979)           --          5,801
                                                                 --------        ------        -------
Net benefit obligation at December 31,...................        $  7,473        $7,982        $ 2,292
                                                                 ========        ======        =======

The discount rate used in determining the expense was 6.5% for 2001, 6.8% for 2000 and 7% for 1999. Pursuant to the terms of the plan obligations, changes in medical cost trend rates have no financial impact on the actuarial valuation as the cost of the benefit to the participant has exceeded the Company's commitment. At December 31, 2001, there is a $979,000 unrecognized loss related to changes in actuarial assumptions. This loss will be amortized over five years.


The unamortized portion of the original transition

===============================================================================
Kaiser Group Holdings, Inc. Report on From 10-K for the year ended December 31,
2001                                                                  Page F-15
obligation at December 18, 2000, of $6,527,000, and the unrecognized net gain of $5,801,000 were collectively recognized as a net $726,000 charge to the Statement of Operations as a result of adopting fresh start accounting upon emergence from bankruptcy (See Note 2). Also in connection with the adoption of fresh-start accounting, the Company revised certain actuarial assumptions used in determining the Accumulated Plan Benefit Obligation at December 18, 2000, resulting in an increase to the APBO of over $4.0 million. The Company has included this charge in Reorganization Items in the accompanying Statement of Operations. Previously, transition balances were being amortized over 14.5 years.

14.   Benefits and Compensation Plans

In 2001, the Company discontinued the majority of its previously sponsored employee benefit plans. The Company did continue to sponsor a 401(k) Plan that allowed employees to defer portions of their salary, subject to certain limitations. Total expense for this plan for the year ended December 31, 2001 was $387,000.

15.   Other Contingencies

Kaiser Holdings has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising Kaiser Holdings.

16.   Selected Quarterly Financial Information (Unaudited)

For the year ended December 31, 2001 (Successor):

                                                              Fourth Quarter  Third Quarter  Second Quarter  First Quarter
                                                              --------------  -------------  --------------  -------------
Gross Revenue...............................................            --             --              --             --
Service Revenue.............................................            --             --              --             --

Operating Income (Loss).....................................         (1,949)        (2,240)         (2,864)        (3,739)
Income (loss) from continuing operations before income tax..          6,080          1,032             500             45
Income (loss) from continuing operations....................          5,478            231            (495)            26
Loss from Discontinued Operations, net of tax...............         (9,779)           (51)           (367)           --
Net income (loss)...........................................         (4,301)           180            (862)            26
Preferred stock dividends...................................         (1,102)        (1,102)           (887)            -
Net Income (Loss) Applicable to Common Shareholders.........         (5,403)          (922)         (1,749)            26

Basic and Diluted Earnings (Loss) Per Common Share:
  Continuing operations, net of tax ........................       $   3.64      $   (0.55)      $   (1.28)      $   0.11
  Discontinued operations, net of tax ......................          (8.74)         (0.03)          (0.34)           --
                                                                      ------         ------          ------        ------
    Net Earnings (Loss) Per Common Share....................       $  (5.10)     $   (0.58)      $   (1.62)      $   0.11
                                                                      ======         ======          ======        ======

                                                                           Fourth    Third   Second      First
                                                                           ------    -----   ------      -----
Year Ended December 31, 2000 (Predecessor)                                Quarter   Quarter  Quarter    Quarter
                                                                          -------   -------  -------    -------
Gross revenue............................................................$    --  $    --   $ 99,595  $ 171,790
Service revenue..........................................................  1,327    2,121     30,251     46,267
Operating income (loss)..................................................  2,785   (2,506)    (1,809)     5,524
Net income (loss) from continuing operations before discontinued
  operations and extraordinary items..................................... 42,938    5,959     (5,831)    (2,669)
Income (loss) from discontinued operations............................... (2,752) (10,190)     1,964        343
  Net income (loss) before extraordinary items........................... 40,186   (4,231)    (3,867)    (2,326)
Net income (loss)........................................................164,763   (4,266)    (3,867)    (2,326)

Basic and fully diluted per share amounts for:
 Income (loss) before discontinued operations and
   Extraordinary items...................................................$  1.84  $  0.26   $  (0.25) $   (0.11)
 Discontinued operations.................................................  (0.12)   (0.44)      0.09       0.01
                                                                           ------   ------      ----       ----
 Income (loss) before extraordinary items................................   1.72    (0.18)     (0.16)     (0.10)
Extraordinary item.......................................................   5.35       --         --         --
                                                                            ----       --         --         --
 Net income (loss).......................................................$  7.07  $ (0.18)  $  (0.16) $   (0.10)
                                                                           =====   =======    =======    =======

17.   Notes Applicable Solely to the Predecessor Company

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-16

Significant Accounting Policies
-------------------------------

Principles of Consolidation: The consolidated financial statements include all majority-owned or controlled subsidiaries. Investments in unconsolidated affiliated companies were accounted for using the equity method. All significant intercompany balances and transactions were eliminated.

Due to the sale of the majority of Old Kaiser's operations and the reporting of those operations as discontinued in the accompanying Statement of Operations for all periods presented, all remaining components of reported revenue and gross margin are solely attributable the Company's 50% ownership of Kaiser-Hill. Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill's board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill's results of operations with those of its only other remaining business segment, E&C. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement whereby the other 50% owner has the right to designate 3 out of the 5 members of Kaiser-Hill's board of managers. The Company retains the right to designate 2 out of the 5 members of the Kaiser-Hill board of managers. Accordingly, the financial information contained herein for Kaiser- Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and on the equity basis for financial information applicable for periods after June 8, 2000.

Fresh-start Reporting and Reorganization Items: Effective December 18, 2000, the Company adopted the fresh start provisions of AICPA Statement of Position 90-7, Reporting by Entities in Reorganization Under the Bankruptcy Code, (SOP 90-7). As of such date, the Company estimated that the sum of the claims to ultimately be allowed in the bankruptcy proceedings, plus remaining liabilities incurred after June 9, 2000, would exceed the reorganization value of the emerging entity. Additionally, holders of existing voting equity securities immediately before confirmation would receive less than 50 percent of the voting equity securities of the emerged entity thus triggering a change in control. Under these circumstances, SOP 90-7 called for a new reporting entity to be created and assets and liabilities to be recorded at their then current fair values. This accounting treatment is referred to in these statements as fresh-start reporting. The income statement effect of the adjustments to the previous carrying value of various assets and liabilities has been reported in the Statements of Operations as Reorganization Items. Reorganization Items as reported on the accompanying Statements of Operations consist of the net charges made during the period with respect to matters involving the bankruptcy. For the year ended December 31, 2000, Reorganization Items consisted of the following (in thousands):

Professional fees.................................................  $  4,827
Severance & retention amounts.....................................     2,776
Interest earned on excess cash balances...........................      (976)
Adjustment of accounts to fair value for fresh-start reporting....   (15,238)
                                                                     --------
                                                                    $ (8,611)
                                                                     ========

Revenue Recognition: Prior to the divestiture of the majority of its operations, the Company's revenue was derived primarily from long-term contracts of various types. Revenue on time-and-materials contracts was recognized based on actual hours delivered times the contracted hourly billing rate, plus the costs incurred for any materials. Revenue on fixed-priced contracts was recognized using the percentage-of-completion method and is comprised of the portion of expected total contract earnings represented by actual costs incurred to date as a percentage of the contract's total estimated costs at completion. Revenue on cost-reimbursable contracts was recognized to the extent of costs incurred plus a proportionate amount of the contracted fee. Certain cost- reimbursable contracts also include provisions for earning performance-based incentive fees. Such incentive fees are included in revenue at the time the amounts can be reasonably determined. Provisions for anticipated contract losses are recognized at the time they become estimable.

Foreign Currency Translation: Results of operations for foreign entities were translated using the average exchange rates during the period. Assets and liabilities were translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments were reflected net of tax in shareholders' equity (deficit) as cumulative translation adjustments. The balance of the cumulative translation adjustment was realized in connection with the 2000 sales of the E&C Group.

Supplemental cash flow information for the years ended December 31, is as follows:
                                                                2000    1999
                                                                ----    ----
Cash payments for interest.....................................$  90 $ 21,065
Cash payments for income taxes.................................2,171      820
Non-cash transactions:
  Issuance of common stock.....................................   --       44
  Reacquisition of common stock................................   --   (1,254)
  Acquisition of promissory note in exchange for sale of
             a discontinued operation..........................   --    6,550

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-17

Capitalized Software Development Costs: Certain costs, including consulting expenses and internal labor, incurred to develop major software applications for internal Company use were capitalized and amortized over the estimated useful or economic lives of the software, respectively. Since the Company divested of the majority of its operations during 2000 and no longer had utility for the carrying value of the capitalized software assets, these capitalized costs were written off in connection with the Company's adoption of fresh start accounting as of December 18, 2000. Certain elements of capitalized software were also sold as part of the asset divestitures in 1999. As of December 31, 1999, a total of $2.3 million remained capitalized with an accumulated amortization balance of $0.7 million. Amortization expense of $0.3 million and $0.3 million was recognized during 2000 and 1999, respectively.

Goodwill: Goodwill represented the excess of cost of acquired businesses over the fair value of the identifiable net tangible and intangible assets acquired. Goodwill was amortized using the straight-line method over the period for which the Company estimated it would benefit directly from the acquisitions. The range of estimated benefit from the Company's historical acquisitions ranged from five to forty years. The Company periodically evaluated these ranges and the recoverability of goodwill by comparing the estimated future undiscounted operating cash flows for each underlying acquisition to the respective carrying value of goodwill. The Company's remaining goodwill was written off during 2000 as a result of its sale of the remainder of its E&C Group. Accumulated amortization was $8.1 million at December 31, 1999.

Income Taxes: Deferred tax assets and liabilities represented the tax effects of differences between the financial statement carrying amounts and the tax bases carrying amounts of the Company's assets and liabilities. These differences were calculated based upon the statutory tax rates in effect in the years in which the differences were expected to reverse. The effect of subsequent changes in tax rates on deferred tax balances was recognized in the period in which a tax rate change was enacted. The Company evaluated its ability to realize future benefit from all deferred tax assets and established valuation allowances for amounts that may not have been realizable. Unless otherwise noted, provisions were not made for U.S. income taxes for the undistributed earnings of the Company's foreign subsidiaries because the Company intended to reinvest such earnings in continuing operations indefinitely.

Concentrations of Credit Risk and Major Customers: The Company maintained cash balances primarily in overnight Eurodollar deposits, investment-grade commercial paper, bank certificates of deposit, and U.S. government securities. The DOE, through the Kaiser-Hill joint venture, accounted for approximately 100% of Kaiser's consolidated gross revenue for the years ended December 31, 2000 and 1999, respectively (all other operating results were presented as "Discontinued Operations" on the Statement of Operations.)

Restructuring Plan
------------------

Over the past few years, the Company implemented various restructuring plans. Restructuring charges recognized in 2000 and 1999 were $1.9 million and $14.4 million, respectively. The components of the charges included costs incurred for involuntary employee severance, facility closure costs associated with closing of marginally profitable office locations, and costs to cease certain operating activities. Employee severance costs reflected a 25% personnel reduction or approximately 250 employees of the Company's wholly owned North American operations and lesser percentage reductions in international operations. Facility closure and related costs included disposal costs of equipment, lease restructuring payments, brokers fees and lease termination costs.

Restructuring initiatives undertaken as part of the 1999 and 1998 plans were largely completed prior to December 31, 1999, consistent with the Corporation's original plans and intentions. While related actions were originally intended to improve the Company's competitive position, there were no assurances as to their ultimate success or that additional restructuring actions would not be required. This type of restructuring activity, for periods prior to the Company's filing Chapter 11 on June 9, 2000, has been summarized as Restructuring Charges on the Consolidated Statement of Operations during the years ended December 31, 2000 and 1999 and consisted of the following:

                                                            Balance                          Balance
2000                                                       January 1,  Provisions   Uses    December 31,
----                                                       ----------  ----------   ----    ------------
      Facility downsizing/consolidation.................   $    355    $    1,915  $ 2,270       $  --
                                                               ----        ------   ------         ---
                                                           $    355    $    1,915  $ 2,270       $  --
                                                               ====        ======   ======         ===
1999
----
      Severance.........................................   $  4,499    $    2,211  $ 6,710       $  --
      Investment/goodwill impairments...................         --         3,855    3,855          --
      Debt restructuring activities.....................         --         3,690    3,690          --
      Divestiture activities............................        700         1,335    2,035          --
      Contingency settlements...........................         --         1,893    1,893          --
      Facility downsizing/consolidation.................        855         1,400    1,900         355
                                                                ---         -----    -----         ---
                                                           $  6,054    $   14,384  $20,083       $ 355
                                                             ======       =======  =======        ====

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-18

Divestitures and Acquisitions
-----------------------------

Divestitures: Pursuant to a restructuring plan, the Company divested of several operating units in 1999 and 2000. The intention to divest of certain operating units qualified the related units as discontinued operations for financial reporting purposes.

     . The Engineering & Construction Group's Sale of the Infrastructure and Facilities Division: The Bankruptcy Court approved the sale of the Infrastructure and Facilities line of business on July 17, 2000. On July 28, 2000, Kaiser completed the sale of its Infrastructure and Facilities line of business, which provided engineering services to clients around the world in the transit and transportation, facilities management, water/wastewater treatment, and microelectronics and clean technology sectors. In this transaction, substantially all of the assets of this business were sold to Tyco Group S.A.R.L., the EarthTech unit of Tyco International Ltd., for a cash purchase price of $30 million.

     . The Engineering & Construction Group's Sale of the Metals, Mining and Industry Division: The Bankruptcy Court approved the sale of the Metals, Mining and Industry line of business on August 17, 2000. Effective as of August 18, 2000, the Company completed the sale of its Metals, Mining and Industry line of business, which provided engineering services to clients around the world in the alumina/aluminum, iron and steel, and mining industry sectors. In this transaction, substantially all of the assets of this business were sold to Hatch Associates, Inc., a subsidiary of The Hatch Group of Canada, for a cash purchase price of $7.0 million.

     . In 2000, the Company recognized a pretax loss for financial reporting purposes of approximately $(0.7) million. After adjusting this loss for items that are not deductible for federal income tax purposes, such as associated goodwill and intangible asset write-offs totaling $19.2 million, the transactions resulted in income tax expense of approximately $7.0 million, resulting in a total loss after tax for financial reporting purposes of approximately $(7.7) million from the collective sales.

     . Environment and Facilities Management Group ("EFM"): On April 9, 1999, the Company sold the majority of the active contracts and investments, and transferred a substantial number of employees of EFM to IT Group, Inc. ("IT") for a cash purchase price of $82.0 million, less $8.0 million retained by IT for EFM's working capital requirements. Contracts that were not sold to IT were completed by the Company as of December 31, 1999. Net of income tax expense of $24.5 million, the Company recognized a gain of $12.0 million from the sale.

     . Consulting Group: On June 30, 1999, the Company sold 90% of its Consulting Group (the "Consulting Group") to CM Equity Partners, L.P. and the Consulting Group's management for $64.0 million in cash and $6.6 million in interest bearing notes. The Company retained 10% ownership (Note 7) in the new and independent consulting company, now known as ICF Consulting Group, Inc. Net of income tax expense of $11.2 million, the Company recognized a gain of $30.3 million from that sale.

The operating results of the E&C, EFM and Consulting Groups prior to divestiture have been segregated from the Predecessor Company's continuing operations and are reported as a separate line item on the Statement of Operations for all periods presented. Details of the net operating results are as follows:

                                                                    2000        1999
                                                                    ----        ----
Gross Revenue.................................................. $ 158,724   $ 311,382
  Subcontracts and materials...................................   (97,210)   (154,098)
  Provision for contract losses................................        --          --
  Equity in net income of unconsolidated affiliates............     1,275       4,480
                                                                    -----       -----
Service Revenue................................................    62,789     161,764
Operating Expenses:
  Direct Labor and fringe......................................    40,606      94,029
  General and administrative...................................    23,225      67,094
  Depreciation & amortization..................................     1,030       2,619
                                                                    -----       -----

Operating (Loss)...............................................    (2,072)     (1,978)
Income tax benefit (expense)...................................      (894)     (4,135)
                                                                     -----     -------
(Loss) from discontinued operations............................ $  (2,966)  $  (6,113)
                                                                  ========    ========

The segment operating results include all activities that had sole direct benefit to the respective segment. Operating activities that are deemed to benefit more than one segment were managed by the Company and were not allocated to the segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-19

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

Acquisitions: In December, 1999, the Company and the non-employee former shareholders of ICT Spectrum agreed to amend the applicable agreements in a manner that had the result of reducing the amount of the taxable gain created by former shareholder- employees' involuntary departures from the Company. As permitted by the agreement, the shareholders agreed to allow the Company to retain some of the vested shares as payment of the income tax withholding in lieu of cash. In total, the Company retained 255,669 shares and recorded the transaction as a $1.37 million reduction of goodwill and paid-in-capital.

Receivables
-----------

Receivables as of December 31, 2000 consisted of $3.1 million currently due less an allowance of $1.4 million.

Certain former members of senior management had notes outstanding to the Company for which 396,849 shares of the Company's common stock served as the primary collateral, accordingly the notes were presented as a reduction of total stockholder's equity. The remaining management with such notes left the employment of the Company in 1999 and the related amounts of note principal in excess of the then fair market values of the collateral shares totaling $638,000 were expensed in 1999.

Debt History
------------

On December 18, 2000, the effective date of the Company's Plan, the $125.0 million in outstanding Senior Subordinated Notes, plus accrued interest at 13% thereon from January 1 to June 9, 2000, became an Allowed Class 4 Claim in Old Kaiser's bankruptcy. The Plan provided that the Indenture for the Senior Subordinated Notes was cancelled as of the Plan effective date. Therefore, as of December 18, 2000, the Senior Subordinated Notes no longer represented a debt obligation of Old Kaiser.

Also, during 2000, the holders of the Senior Subordinated Notes were offered the opportunity to have a right to "put" their New Preferred Stock (expected to be received pursuant to their claim and the terms of the Company's Plan or Reorganization) to Kaiser Government Programs, Inc. (the indirect 100% owner of Old Kaiser's 50% interest in Kaiser-Hill Company LLC) ("KGP"). This opportunity was offered in exchange for the surrender of any remaining rights held by holders of the Senior Subordinated Notes as of August 14, 2000 under a guarantee previously issued by KGP. The exchange offer by KGP expired on November 15, 2000, and the holders of $124,303,000, or 99.4%, principal amount of the Senior Subordinated Notes accepted the exchange offer.

As of December 31, 2000, outstanding Old Subordinated Notes represented the right to receive (1) cash, New Preferred Stock and New Common Stock distributable under the Plan and (2) to the extent the holder of an Old Subordinated Note accepted the KGP exchange offer, or is a direct or indirect transferee from a holder of Old Subordinated Notes who accepted the KGP exchange offer, the appropriate number of KGP put rights. The carrying value of unamortized issuance costs and original issue discount of $1.4 million and $1.3 million, respectively, at December 18, 2000 were written off as part of the extraordinary gain of $124.5 million recognized from the debt forgiveness in bankruptcy.

Background to the Debt Restructuring: Given significant uncertainties beginning in 1998, relative to the costs of completing the large fixed price projects that worsened the Company's financial condition beginning in 1998 and the inability to finitely determine the impact of the losses on the Company's liquidity and financing sources, management immediately pursued options for additional financing sources and flexibility. In addition to seeking a replacement working capital facility, the Company's Board of Directors also began considering and pursuing other strategic alternatives, including, but not limited to, the sale of portions of the Company. On December 18, 1998, the Company successfully entered into a new revolving credit facility (the Revolver) which offered cash borrowings and letters of credit up to an aggregate of $60 million. Proceeds totaling $25,000,000 from the Revolver were used to repay all outstanding amounts from the former revolving credit facility and the Company wrote off the unamortized balance of the capitalized costs related to the debt facility and recognized an extraordinary charge of $1.1 million, net of tax of $0.5 million.

After obtaining the Revolver, the Company again increased the estimate of the total nitric acid projects cost overruns it expected to incur by an additional $19 million. This unanticipated material adverse change to the Company's financial condition triggered a technical event of default pursuant to the Revolver's terms. On April 9, 1999, the Company completed

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-20
the sale of its EFM Group and used $36 million of the sale proceeds to extinguish the outstanding Revolver cash borrowings. The remaining applicable terms of the Revolver, essentially letter of credit provisions, expired on June 30, 1999 - concurrent with the Company's completion of the sale of its Consulting Group. A charge of $0.8 million, net of income taxes of $0.5 was recognized for the write off of the unamortized balance of capitalized costs incurred to originally obtain the facility. Also in connection with the expiration of the Revolver, the Company was required to use $10.0 million of the asset sale proceeds to collateralize certain contract performance guarantee letters of credit that had been outstanding under the expired facility.

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

Consummation of an approved debt restructuring plan (detailed elements of the debt restructuring plan are more fully described in Amendment No. 3 to the Form S-4 Registration Statement filed with the Securities and Exchange Commission on October 1, 1999) remained conditioned on the Company's ability to obtain a new bank revolving credit facility satisfactory to the Company and an unofficial committee of the Senior Subordinated Noteholders. The proposals ultimately received from potential lenders did not provide the Company with the necessary level of liquidity and contained provisions that were not compatible with the Company's short and long-term operating needs. Therefore, based on the inability to obtain an acceptable credit facility and on continued financial underperformance of its E&C Group, on December 31, 1999, the Company paid the scheduled interest payment on the $126.0 million in remaining notes and announced that it would delay implementation of the proposed debt restructuring and re-open negotiations with its noteholders and potential lenders regarding modifications to the debt restructuring plan. On June 9, 2000, the Company voluntarily filed for Chapter 11 protection (See Note 1).

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

Interest payments were due semiannually on the Senior Notes and the Subordinated Notes (collectively, the Notes). Interest accrued at 13% during 1999 and through to June 9, 2000 as the Company did not achieve and maintain a specified level of earnings. The indentures governing the Notes contained business and financial covenants, including restrictions on additional indebtedness, dividends, acquisitions and certain types of investments, and asset sales.

Building Investment
-------------------

With the intent of significantly restructuring fixed operating leases for the Company's corporate headquarters, the Company paid $1.5 million on November 12, 1997, for a 4% ownership interest in a limited liability company (the LLC) that leased the land and owns the buildings leased primarily by the Company for its corporate headquarters. The Company was committed to make additional annual capital contributions to the LLC totaling $600,000 during each of the first three years and $700,000 during each of the fourth through ninth years of the LLC. The ownership in the LLC was to have increased to 16% in fixed annual 2.4% increments in each of the eleventh through fifteenth years of the agreement. Transaction costs totaling $1.7 million were capitalized and amortized over the estimated 15-year life of the LLC.

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

Leases
------

The Company divested of the majority of its lease commitments during the year ended December 31, 2000. Total rent expense for all operating leases was $11,022,000 and $27,407,000 for the years ended December 31, 2000 and 1999, respectively. Sublease rental income was $3,296,000 and $7,161,000 for the years ended December 31, 2000 and 1999, respectively.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-21

Benefits and Compensation Plans
-------------------------------

Historically, the Company sponsored several retirement benefit plans covering substantially all employees who met minimum length of service requirements. These plans included a defined-contribution retirement plan that provided for contributions by the Company based on a percentage of covered compensation, and a 401(k) Plan that allowed employees to defer portions of their salary, subject to certain limitations. Total expense for these plans for the years ended December 31, 2000 and 1999, was $791,000 and $3,880,000, respectively.

In 2001, the Company discontinued the majority of its previously sponsored employee benefit plans. In addition, all previous common stock-based benefit plans were terminated on December 18, 2000 pursuant to the terms of the Company's Plan of Reorganization (any common stock previously reserved for issuance upon exercises of any of the following plan benefits has also been cancelled). A summary of the previously active plans is as follows:

Employee Stock Purchase Plan: The Company's Stock Purchase Plan provided for the sale of up to 2.0 million shares of old common stock to all eligible employees. Employees could elect to withhold up to 10% of annual base earnings for the purchase of the Company's old common stock. Options to purchase shares of old common stock were offered quarterly with a purchase price equal to 90% of the lower of the closing market price on the first trading day of the month preceding the quarter or the last trading day of the quarter. During the year ended December 31, 1999, 70,208 shares were sold under the plan. Operation of the Stock Purchase Plan was suspended effective March 31, 1999.

Fixed Stock Option Plans: The Stock Incentive Plan ("Incentive Plan") provided for the issuance of options to purchase the Company's old common stock and the issuance of stock appreciation rights or restricted shares of common stock. All outstanding options not exercised prior to December 18, 2000 (the "Effective Date") were cancelled.

On February 28, 1997, the Board of Directors adopted the Non-Employee Directors Compensation and Phantom Stock Plan under which non-employee directors are given phantom stock awards ("PSA's"). In lieu of option grants, each non-employee director of the Company were granted a PSA equal to $20,000 worth of common stock on the date of grant. Three years after the PSA grant, the Company would pay each non-employee director, in cash, the value of the shares to which the PSA relates. Any increases in value of the PSA after the date of grant and prior to the cash payment were expensed in the period of the value increase. No PSA's were granted during 2000. No amounts have ever been nor will ever be paid relative to maturing PSA's. PSA's granted in 1999 totaled 388,892 with initial share values of $0.36. No expense was associated with this plan in 1999.

There was no stock option activity under any of the above plans during the year 2000. A summary of stock option activity under all option plans for 1999 is as follows:

                                                                                                 Weighted-Average
                                                                                                 ----------------
                                                              Shares          Option Price       Exercise Price
                                                              -------         ------------       --------------
Balance, January 1, 1999.................................     3,010,202      $1.24 to $ 2.42           $2.62
   Granted...............................................        10,000               $1.41            $1.41
   Expired...............................................      (629,422)     $1.90 to $ 4.39           $3.17
   Exercised.............................................           --                                   $-
                                                                    --                                   --
Balance, December 31, 1999...............................     2,390,780      $1.24 to $ 4.41           $2.46
                                                              =========

Options exercisable at December 31, 1999 totaled 1,412,808. The following is a summary of fixed stock options outstanding at December 31, 1999 (* denotes "less than"):

                                        Options Outstanding                               Options Exercisable
                                         -------------------                               -------------------
                                        Weighted-Average
                                        ----------------
   Range of               Number            Remaining              Weighted-Average     Number      Weighted-Average
                                            ---------              ----------------     ------      ----------------
Exercise Prices         Outstanding  Contract Life (years)          Exercise Price    Exercisable    Exercise Price
---------------         -----------  ---------------------          --------------    -----------    --------------

        *$1.90              569,762               2.6 years                    $1.34       400,417             $1.35
 $1.90 to $2.50           1,183,285               3.0 years                    $2.30       427,017             $2.18
 $2.51 to $3.50             126,347               2.1 years                    $2.91        75,175             $2.92
 $3.51 to $4.41             511,386               0.9 years                    $4.02       510,199             $4.02

Pro Forma Compensation Cost: Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS No. 123), encourages companies to adopt a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As alternatively provided by SFAS No. 123, however, the Company elected to provide pro forma fair value disclosures for stock-based compensation. Accordingly, had compensation cost been recognized for awards granted under the Company's stock plans during the years ended December 31, 1999 the pro-forma net income (loss) would have been $(6.1) million, [$(0.26) per share]. The per share amount reflects both basic and

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-22
diluted earnings per share.

The fair value of each option grant under the fixed-price option plans and the fair value of the employees' purchase rights under the employee stock purchase plan were estimated on the date of grant for pro forma computations using the Black-Scholes option-pricing model. The dividend yield was assumed to be zero for 1999. The assumptions used to derive the weighted-average fair value of grants made during the year ended December 31, 1999 were as follows:

                                               Fixed Stock                          Employee Stock
Assumptions                                    Option Plan:                         Purchase Plan:
-----------                                    -----------                          --------------

  Volatility..............................          128.3%                                  128.3%
  Risk-free interest rate.................            5.5%                                    5.1%
  Expected lives..........................       5.0 years                               0.3 years
  Fair value of grants at date of grant...          $1.22                                    $0.05

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-23

     KAISER-HILL COMPANY, LLC
     AND SUBSIDIARY

     Consolidated Financial Statements
     as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 together with Report of Independent Public Accountants

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-24

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Members of
     Kaiser-Hill Company, LLC:

     We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC (a Colorado limited liability company) (the "Company") and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the supplementary consolidating information referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidating information based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information contained in Schedules I and II is presented for purposes of additional analysis of the consolidated financial statements, rather than to present the financial position and the results of operations and cash flows of the individual companies. This information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

     Arthur Andersen LLP


     Denver, Colorado
     January 25, 2002

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-25

     KAISER-HILL COMPANY, LLC AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEETS
     AS OF DECEMBER 31, 2001 AND 2000
     (amounts in thousands of dollars)
-------------------------------------------------------------------------------

                                                                            2001             2000

Assets
Current assets:
   Cash and cash equivalents                                           $      19,448    $       7,177
   Current portion of contract receivables                                   114,380          124,931
   Due from employees                                                            114               22
   Prepaids and other current assets                                           2,114              355
                                                                       -------------    -------------
         Total current assets                                                136,056          132,485

Contract receivables, net of current portion                                  17,099           -
Deferred financing costs, net of accumulated
     amortization of $183 and $95, respectively                                  342              430
                                                                       -------------    -------------
                                                                       $     153,497    $     132,915
                                                                       =============    =============
Liabilities and Members' Equity
Current liabilities:
   Accounts payable and payables to subcontractors                     $      94,708    $     101,444
   Current portion of employee incentive plan                                  9,300           -
   Accrued vacation                                                           11,581            9,627
   Accrued salaries and employee benefits                                      8,780           14,292
   Payable to Members                                                          1,008              516
   Line of credit                                                             -                 6,000
                                                                       -------------    -------------

         Total current liabilities                                           125,377          131,879

Employee incentive plan, net of current portion                               12,800           -
                                                                       --------------  --------------
                                                                             138,177          131,879
Contingencies (Note 7)

Members' equity                                                               15,320            1,036
                                                                       --------------  --------------
                                                                       $     153,497    $     132,915
                                                                       ==============  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-26

KAISER-HILL COMPANY, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(amounts in thousands of dollars)
-------------------------------------------------------------------------------

                                                                        2001            2000             1999
Gross revenue                                                    $     718,788   $     673,751    $     646,398

Subcontractor costs and direct material costs                         (417,180)       (417,203)        (456,015)
                                                                 -------------   -------------    -------------

         Service revenue                                               301,608         256,548          190,383

Direct cost of service and overhead                                   (271,977)       (236,671)        (176,898)
                                                                 -------------   -------------    -------------

         Operating income                                               29,631          19,877           13,485

Other income (expense):
   Interest income                                                         569             669              539
   Interest expense                                                       (116)           (110)            (385)

          Net income before cumulative effect of
             adoption of a new accounting principle                     30,084          20,436           13,639

   Cumulative effect of adoption of a new accounting
     principle (Note 2)                                                 -               -                  (839)

                                                                 -------------   -------------    -------------

           Net income                                            $      30,084   $      20,436    $      12,800
                                                                 =============   =============    =============

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-27

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Statements of Members' Equity
for the years ended December 31, 2001, 2000 and 1999
(amounts in thousands of dollars)
-------------------------------------------------------------------------------

                                                                  Kaiser KH         CH2M Hill
                                                                   Holdings,     Constructors,
                                                                     Inc.            Inc.              Total
Members' equity, December 31, 1998                             $          500    $          500   $        1,000

   Net income                                                           6,400             6,400           12,800
   Distributions                                                       (3,300)           (3,300)          (6,600)
                                                               --------------     -------------   --------------

Members' equity, December 31, 1999                                      3,600             3,600            7,200

   Net income                                                          10,218            10,218           20,436
   Distributions                                                      (13,300)          (13,300)         (26,600)
                                                               --------------     -------------   --------------

Members' equity, December 31, 2000                                        518               518            1,036

   Net income                                                          15,042            15,042           30,084
   Distributions                                                       (7,900)           (7,900)         (15,800)
                                                               --------------     -------------   --------------

Members' equity, December 31, 2001                             $        7,660    $        7,660   $       15,320
                                                               ==============     =============   ==============

              The accompanying notes are an integral part of these consolidated financial statements.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-28

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Statements of Cash Flows
for the years ended December 31, 2001, 2000 and 1999
(amounts in thousands of dollars)
-------------------------------------------------------------------------------

                                                                            2001           2000           1999

Cash flows from operating activities:
   Net income                                                           $     30,084   $     20,436   $    12,800
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of adoption of a new accounting principle          -              -                839
         Amortization                                                             88             88           172
         Changes in assets and liabilities:
           (Increase) decrease in contract receivables                       (6,548)        (17,664)       17,085
           Increase in due from employees                                       (92)            (22)       -
           Decrease in receivable from Member                                 -              -                396
           Increase in prepaids and other current assets                     (1,759)           (355)       -
           (Decrease) increase in accounts payable and payables to
              subcontractors                                                 (6,736)         10,972       (24,741)
           Increase in employee incentive plan                                22,100         -             -
           (Decrease) increase in other accrued expenses                     (3,558)          9,202         2,051
           Increase (Decrease) in payable to Members                             492           (216)          (10)
                                                                        ------------   ------------  ------------

         Net cash provided by operating activities                            34,071         22,441         8,592
                                                                        -------------  ------------- -------------

Cash flows from financing activities:
   Distributions to Members                                                 (15,800)        (26,600)       (6,600)
   Payment of financing costs                                                 -              -               (300)
   Proceeds from credit facility                                              29,900         42,000        -
   Payments on credit facility                                               (35,900)       (36,000)       -
                                                                        ------------   ------------  ------------

         Net cash used in financing activities                              (21,800)        (20,600)       (6,900)
                                                                        ------------   ------------  ------------

Net increase in cash and cash equivalents                                     12,271          1,841         1,692
Cash and cash equivalents, beginning of year                                   7,177          5,336         3,644
                                                                        ------------   ------------  ------------

Cash and cash equivalents, end of year                                  $     19,448   $      7,177   $     5,336
                                                                        ============   ============  ============

Supplemental cash flow information:
   Cash paid for interest                                               $         28   $         22   $       212
                                                                        ============   ============  ============
Supplemental noncash financing activity:
   Accrued financing costs                                              $     -        $     -        $       225
                                                                        ============   ============  ============

              The accompanying notes are an integral part of these consolidated financial statements.


===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-29

Kaiser-Hill Company, LLC and Subsidiary
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

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

     At December 31, 2001, the Company employed 1,480 hourly workers and 528 salaried workers. Approximately 88% of the hourly employees are represented by United Steel Workers of America (the "Union") under a collective bargaining agreement which expires on January 15, 2007.

     On January 24, 2000, the Company and the DOE entered into a new contract effective February 1, 2000. The new contract is in effect until the physical completion of the Rocky Flats Closure Project including closure, disposal of nuclear material, demolition of facilities, environmental remediation, waste disposal, infrastructure and general site operations. Under the new contract, the Company has the opportunity to earn fee if the total costs incurred are below the contract target cost or the completion of the site closure is before March 31, 2007. In addition, the Company can lose fee if the costs exceed an amount equal to $200 million above the contract target cost or the site closure is after March 31, 2007. The modified maximum and minimum fee available to be earned by the Company through the date of closure is $460.6 million and $150.2 million, respectively.

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

     Under the new contract, revenue is recognized using the percentage of completion method whereby revenue is accrued in an amount equal to cost plus management's best estimate of fees. Fees are estimated based on projected total contract costs and site closure date. The Company continually monitors its progress towards the completion dates and its estimated costs at completion and will modify its estimates of earnings as needed. Changes in these estimates could have a significant effect on future earnings of the Company.

     STATEMENTS OF CASH FLOWS
     For purposes of the statements of cash flows, the Company considers cash in checking and short-term investments with original maturities of three months or less to be cash and cash equivalents.

     The Company maintains its cash accounts primarily with banks located in Colorado, New York and Washington D.C. Cash balances are insured by the FDIC up to $100,000 per bank and cash equivalents are not insured by the FDIC. As of December 31, 2001, the majority of the cash balance was made up of cash equivalents.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-30

Kaiser-Hill Company, LLC and Subsidiary
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

     NEW ACCOUNTING POLICY
     Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities, which states that costs of start-up activities, including organizational costs, be expensed when incurred. Upon adoption, the Company recorded a cumulative effect of a change in accounting principle of $839,000 in the accompanying consolidated statements of income. Assuming SOP 98-5 was not adopted in 1999, amortization of start-up activities would have been approximately $609,000 and the remaining $203,000 would have been expensed in 2000.

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

     NEW ACCOUNTING PRONOUNCEMENTS
     Effective June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including the use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. The adoption of SFAS No. 142 will not have a material impact on the Company's financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect that the effect SFAS No. 143 will have a material impact on its financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. Management does not expect that SFAS No. 144 will have a material impact on its financial position.

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   RELATED PARTY TRANSACTIONS

     In 2001 and 2000, the Members were subcontracted by the Company to perform certain tasks under the DOE contract. The "Payable to Members" in the accompanying balance sheets as of December 31, 2001 and 2000 consists of $118,000 and $540,000, respectively, to Kaiser and $890,000 and ($24,000), respectively, to CH2M Hill for these subcontracted tasks. These payables are non-interest bearing.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-31

Kaiser-Hill Company, LLC and Subsidiary
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

     In addition, costs incurred related to work performed by Kaiser and CH2M Hill, the majority of which are reimbursable and billed under the DOE contract, were approximately $0 and $851,000 in 2001, respectively, $0 and $799,000 in 2000, respectively, and $609,000 and $938,000 in 1999, respectively.

4.   CONTRACT RECEIVABLES

     Contract receivables as of December 31, 2001 and 2000 primarily represent unbilled receivables due under the DOE contract. Unbilled receivables result from revenue and estimated fee that have been earned by the Company but not billed to the DOE as of the end of the period. The unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the current portion of unbilled receivables will be billed and collected in less than one year. In addition, under the terms of the Company's contract with the DOE, the Company receives a cash payment of 50% of the fee due on a quarterly basis. The remainder of the fee will be paid by the DOE upon the completion of the contract. As such, these amounts are classified as non-current in the accompanying consolidated balance sheets.

     The Company's contract receivables result primarily from its long-term contract with the DOE. As a consequence, management believes that credit risk is minimal.

5.   EMPLOYEE INCENTIVE PLAN

     In connection with the closure contract with the DOE, the Company implemented an employee incentive plan. There are two components to the plan. The first component represents a cash bonus which is earned and paid yearly. The second component represents the issuance of performance units. These units are allocated to employees on a yearly basis. The value of these units ultimately depends on the closure date of the site and range from $0 to $1 per unit. Employees remain eligible for these units as long as they are employed by the Company or left in good standing, as defined, and such amounts will be paid in cash at the end of the contract.

     As of December 31, 2001, the Company has issued approximately 22,110,000 performance units and the estimated value to be paid is accrued as employer incentive plan liability. The payment of the unit bonus will take place upon closure of the contract and therefore the associated accrual is classified as a long-term employee incentive plan accrual in the accompanying consolidated balance sheets.

6.   BUSINESS LOAN AND SECURITY AGREEMENT

     Effective November 2, 1999, the Company, including its wholly owned subsidiary Kaiser-Hill Funding Company, LLC, entered into a Business Loan and Security Agreement (the "Agreement") with Bank of America, N.A. ("BOA") replacing its previous agreement with NationsBank, N.A. The term of the Agreement is through December 31, 2005. The Company, Kaiser and CH2M Hill granted a first lien security interest to BOA in all of the ownership and equity interest of the Company. As of December 31, 2001 and 2000, the Company has $0 and $6,000,000 outstanding, respectively.

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

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-32

Kaiser-Hill Company, LLC and Subsidiary
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

     The Agreement also contains various covenants, including tangible net worth, fixed charge ratio and minimum cash balances requirements, among other restrictions. Management believes the Company was in compliance with all restrictive covenants.

7.   CONTINGENCIES

     The Company's reimbursable costs are subject to audit in the ordinary course of business by various U.S. Government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

8.   EMPLOYEE BENEFIT PLANS

     In accordance with the DOE contract, the Company sponsors several benefit plans covering substantially all employees who meet length of service requirements. These plans include the following defined benefit pension plans: The Rocky Flats Multiple Employer Salaried Retirement Plan and the Kaiser-Hill Retirement Plan for Hourly Production and Maintenance Employees. The Company also sponsors the following defined contribution plans: Kaiser-Hill Company, LLC Savings Plan for Hourly Employees and Rocky Flats Multiple Employer Salaried Thrift Plan, which includes Company matching. The Company contribution amounts for the Savings Plan/Thrift Plan were approximately $1,343,000, $608,000 and $454,000 for 2001, 2000 and
     1999, respectively. No amounts were contributed to the Retirement Plans during 2001, 2000 and 1999 because the Plans were overfunded.

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

9.   SUBSEQUENT EVENT

     In March 2002, the Company entered into a lease agreement for the lease of office space through 2005. The Company will be leasing 94,582 square feet for annual estimated base rent expense of $833,000.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-33

                                                                     SCHEDULE I

Kaiser-Hill Company, LLC and Subsidiary
Supplementary Consolidating Information to

Consolidated Financial Statements

Balance Sheet
as of December 31, 2001
(amounts in thousands of dollars)
-------------------------------------------------------------------------------

                                                                     Kaiser-Hill
                                                   Kaiser-Hill         Funding
                                                     Company          Company
                                                       LLC              LLC           Eliminations       Consolidated
Assets:
Current assets:
   Cash and cash equivalents                     $       19,403     $          45    $      -           $      19,448
   Current portion of contract receivables              114,296                84           -                 114,380
   Intercompany receivables                                   5           -                     (5)            -
   Due from employees                                       114           -                 -                     114
   Prepaids and other current assets                      2,114           -                 -                   2,114
                                                 ---------------   ---------------   ---------------   ---------------
          Total current assets                          135,932               129               (5)           136,056

Contract receivables, net of current portion             17,099           -                 -                  17,099
Investment in Kaiser-Hill Funding
   Company, LLC                                             117           -                   (117)            -
Financing costs, net of accumulated
   amortization of $183                                     342           -                 -                     342
                                                 ---------------   ---------------   ---------------   ---------------
                                                 $      153,490     $         129    $        (122)     $     153,497
                                                 ===============   ===============   ===============   ===============
Liabilities and Members' Equity:
Current liabilities:
   Accounts payable and payable to
      subcontractors                             $       94,701     $           7    $      -           $      94,708
   Accrued vacation                                      11,581           -                 -                  11,581
   Current portion of employee incentive plan             9,300           -                 -                   9,300
   Accrued salaries and employee benefits                 8,780           -                 -                   8,780
   Intercompany payables                                -                       5               (5)            -
   Payable to Members                                     1,008           -                 -                   1,008

                                                 ---------------   ---------------   ---------------   ---------------
         Total current liabilities                      125,370                12               (5)           125,377

Employee incentive plan, net of current portion          12,800           -                 -                  12,800

                                                 ---------------   ---------------   ---------------   ---------------

                                                        138,170                12               (5)           138,177

Members' equity                                          15,320               117             (117)            15,320

                                                 ---------------   ---------------   ---------------   ---------------
                                                 $      153,490     $         129    $        (122)     $     153,497
                                                 ===============   ===============   ===============   ===============

================================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-34

                                                                  SCHEDULE II

Kaiser-Hill Company, LLC and Subsidiary
Supplementary Consolidating Information to
Consolidated Financial Statements

Statement of Income
for the year ended December 31, 2001
(amounts in thousands of dollars)
-------------------------------------------------------------------------------

                                                                   Kaiser-Hill
                                                   Kaiser-Hill       Funding
                                                     Company        Company
                                                       LLC            LLC           Eliminations     Consolidated
Gross revenue                                    $      718,788   $     -          $      -         $     718,788
Intercompany revenue                                     -                  183              (183)         -
Intercompany expense                                      (183)         -                     183          -
Subcontractor costs and direct
   material costs                                     (417,179)             (1)           -             (417,180)
                                                 ---------------  ---------------  ---------------  ---------------
          Service revenue                               301,426             182           -               301,608

Direct cost of service and overhead                   (271,834)           (143)           -             (271,977)
                                                 ---------------  ---------------  ---------------  ---------------
          Operating income                               29,592              39           -                29,631

Other income (expense):
   Interest income                                          569         -                 -                   569
   Interest expense                                        (88)            (28)           -                 (116)
                                                 ---------------  ---------------  ---------------  ---------------
Net income                                       $       30,073   $          11    $      -         $      30,084
                                                 ===============  ===============  ===============  ===============

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                 Page F-35

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


     To Board of Directors and
        Shareholders of Kaiser Group Holdings, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 22, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     PricewaterhouseCoopers LLP


     McLean, Virginia
     March 22, 2002

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page S-1

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

           Column A                    Column B           Column C        Column D            Column E           Column F
           --------                    --------           --------        --------            --------           --------

                                         Balance at     Additions Charged                                         Balance at
                                         ----------     -----------------                                         ----------
                                        Beginning of      to Costs and                                            the End of
                                        -------------     -------------                                           ----------
           Description                     Period            Expenses          Other            Deductions           Period
           -----------                     ------            --------          -----            ----------           ------

Year Ended December 31, 2001 Deducted
   from asset account:  Allowance for
   doubtful accounts                   $ 1,419             $    --            $  (181)           $ (1,238)         $       --

Discontinued operations                  3,081              16,409                 615  (4)           --           $   20,105
                                       -------             -------            --------                --           ----------

                                       $ 4,500             $16,409            $    434          $ (1,238)          $   20,105
                                       ========            ========           ========          =========          ==========

Year Ended December 31, 2000 Deducted
   from asset account:  Allowance for
   doubtful accounts                   $ 9,594             $    --            $   --            $ (8,175)          $    1,419

Discontinued operations                 19,953                  --                --             (16,872)          $    3,081
                                       -------                  --                --            ---------          ----------

                                       $29,547             $    --            $   --            $(25,047)          $    4,500
                                       =======             =======            ========          =========          ==========

Year Ended December 31, 1999 Deducted
   from asset account:  Allowance for
   doubtful accounts                   $10,850             $ 5,414            $(2,508)  (3)     $ (4,162)  (1)     $    9,594

Discontinued operations                 29,679               9,225              18,833  (4)      (37,784)  (2)     $   19,953
                                       -------             -------            --------          ---------          ----------

                                       $40,529             $14,639            $ 16,325          $(41,946)          $   29,547
                                       =======             =======            ========          =========          ==========

     1.) Reflects amounts written off against the allowance and related accounts receivable accounts and settlement of doubtful accounts.
     2.) Reflects losses charged against the provision for contract losses and restructuring charges.
     3.) Reflects deductions to reserves related to amounts divested as part of 1000 asset sales transactions.
     4.)  Reflects reclassified additions to reserves.

===============================================================================
Kaiser Group Holdings, Inc. Report on Form 10-K for the year ended December 31,
2001.                                                                  Page S-2