Form 10-Q
period 2002-03-31
KAISER GROUP HOLDINGS INC
filed 2002-05-15
CIK 856200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

                 9302 Lee Highway, Fairfax, Virginia 22031-1207
               (Address of principal executive offices) (Zip Code)

      Registrant's telephone number including area code: (703) 934-3300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On May 14, 2002, there were 1,590,062 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31, 2002

Part I - Financial Information

Item 1. Financial Statements:

              Consolidated Balance Sheets -
              March 31, 2002 and December 31, 2001.............................................................         3

              Consolidated Statements of Operations and Comprehensive Income
              Three Months Ended March 31, 2002 and 2001.......................................................         4

              Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2002 and 2001.......................................................         5

              Notes to Consolidated Financial Statements.......................................................      6-11

  Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................................................     12-19

  Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................................        19

Part II - Other Information

  Item 1. Legal Proceedings ...................................................................................        20

  Item 2. Changes in Securities and Use of Proceeds............................................................        20

  Item 3. Defaults Upon Senior Securities......................................................................        20

  Item 4. Submission of Matters to a Vote of Security Holders..................................................        20

  Item 5. Other Information....................................................................................        20

  Item 6. Exhibits and Reports on Form 8-K.....................................................................        20

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                     Page 2

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                                                         March 31,     December 31,
                                                                                           2002             2001
                                                                                           ----             ----
                                     ASSETS
                                                                                      (unaudited)
Current Assets
Cash and cash equivalents...................................                            $ 12,905           $ 8,848
Restricted cash and cash equivalents .......................                              16,397            15,844
Marketable securities available for sale....................                                  --             6,489
Prepaid expenses and other current assets...................                               1,967             1,843
Net assets of discontinued operations.......................                               6,000             6,000
                                                                                        --------          --------
           Total Current Assets.............................                              37,269            39,024
                                                                                        --------          --------

Other Assets
Investments in and advances to affiliates...................                              30,273            29,229
Notes receivable ...........................................                               6,550             6,550
Deferred tax assets.........................................                               8,253             5,785
Other long-term assets......................................                                 263               303
                                                                                        --------          --------
                                                                                          45,339            41,867
                                                                                        --------          --------
           Total Assets.....................................                            $ 82,608          $ 80,891
                                                                                        ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable............................................                             $ 1,309             $ 730
Post-retirement benefit plan obligation.....................                               7,403             7,473
Other accrued expenses......................................                               4,770             4,776
Preferred stock dividend payable............................                                 705               731
Income taxes payable........................................                               3,589             1,340
                                                                                        --------           -------
           Total Current Liabilities........................                              17,776            15,050

Commitments and Contingencies

Preferred stock, par value $.01 per share:..................
        Authorized--2,000,000 shares
        Issued--1,136,707 and 1,136,024 shares at March 31, 2002 and
         December 31, 2001, respectively
        Outstanding-- 1,133,707 and 1,136,024 shares at March 31, 2002 and
         December 31, 2001, respectively and stated at
         liquidation value of $55 per share..................                             62,519            62,481
Common stock, par value $.01 per share:
        Authorized--3,000,000 shares
        Issued and outstanding--1,590,062 and 1,585,239 shares at
        March 31, 2002 and December 31, 2001, respectively .                                  16                16
Capital in excess of par....................................                               6,754             7,947
Accumulated deficit.........................................                              (4,328)           (4,957)
Treasury stock, 3,000 and 0 preferred shares at cost at
        March 31, 2002 and December 31, 2001, respectively                                   (77)              --
Accumulated other comprehensive (loss) income  .............                                 (52)              354
                                                                                        --------          --------
           Total Liabilities and Shareholders' Equity ......                            $ 82,608          $ 80,891
                                                                                        ========          ========

See notes to consolidated financial statements

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                     Page 3

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

                                                                       For the three months ended
                                                                       --------------------------
                                                                               March 31,
                                                                               ---------

                                                                            2002             2001
                                                                            ----             ----
                                                                           (Unaudited)
Gross Revenue....................................................           --               --
     Subcontract and direct material costs.......................           --               --
                                                                          ------           ------
Service Revenue..................................................           --               --
Operating Expenses
     Administrative expenses.....................................          2,628            3,739
                                                                          ------           ------
Operating Loss...................................................         (2,628)          (3,739)
Other Income
     Equity income in earnings of affiliate, net of amortization of $881 for the quarters ended March 31, 2002 and 2001,
     respectively................................................          3,644            2,819
     Gain on sale of securities..................................            106             --
     Interest income.............................................            124              965
                                                                             ---              ---

Income From Continuing Operations Before Income Tax..............          1,246               45
Income tax expense..............................................            (547)             (19)
                                                                         --------          -------

Income From Continuing Operations................................            699               26

         Loss from discontinued operations, net of tax...........            (70)            --
                                                                         --------          -------

Net Income   ....................................................            629               26
Preferred stock dividends .......................................         (1,078)            --
                                                                         --------          -------

Income (Loss) Applicable to Common Shareholders..................         $ (449)          $   26
                                                                         ========          =======

Basic and Diluted Earnings (Loss) Per Common Share:
         Continuing operations, net of tax    ...................         $(0.24)          $ 0.11
         Discontinued operations, net of tax   .................           (0.04)            --
                                                                           ------          -------

Net Earnings (Loss) Per Share....................................         $(0.28)          $ 0.11
                                                                          =======          =======

Weighted average shares for basic and diluted earnings
         (loss) per common share.................................          1,589              242
                                                                           =====              ===

Comprehensive Income
   Net Income                                                             $  629           $   26
   Other Comprehensive Income (Loss):
     Realization of gain on securities, net of tax                          (393)            --
     Change in cumulative foreign translation adjustments                    (13)              21
                                                                          ------           ------

        Total Comprehensive Income                                        $  223           $   47
                                                                          ======           ======

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                     Page 4

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                    For the three months ended
                                                                             March 31,
                                                                             ---------
                                                                         2002           2001
                                                                     ------------   -----------
                                                                            (Unaudited)
Operating Activities:
  Net income......................................................          $629           $   26
  Adjustments to reconcile net income to net cash
      used in operating activities:
    Loss of discontinued operations, net of tax...................            70
    Deferred taxes related to continuing operating activities.....        (2,227)             --
    Gain on sale of stock ........................................          (106)             --
    Equity in unconsolidated affiliate............................        (3,644)          (2,819)
  Changes in operating assets and liabilities:
    Contract receivables, net.....................................           --              1,457
    Prepaid expenses and other current assets.....................          (124)            (154)
    Accounts payable and accrued expenses.........................           503           (1,770)
    Income taxes payable..........................................         2,249             (127)
            Other operating activities  ..........................           (48)             183
                                                                             --               --
               Net Cash Used In Operating Activities..............        (2,698)          (3,204)
                                                                          -------          -------
Investing Activities
  Distributions from 50% owned affiliate..........................         2,600            1,950
  Proceeds from sale of stock.....................................         5,961              --
                                                                           ------           ------
               Net Cash Provided by Investing Activities..........         8,561            1,950
                                                                           ------           ------
Financing Activities
  Release of restricted cash......................................           --               467
  Transfer to restricted cash.....................................          (626)             --
  Payment of preferred stock dividends ...........................        (1,103)             --
  Purchase of preferred treasury stock............................           (77)             --
                                                                              --            ------
               Net Cash (Used by) Provided by Financing Activities.       (1,806)             467
                                                                          -------             ---
Increase (decrease) in Cash and Cash Equivalents..................          4,057            (787)
Cash and Cash Equivalents at Beginning of Period..................          8,848           41,344
                                                                          -------          -------
Cash and Cash Equivalents at End of Period........................       $ 12,905         $ 40,557
                                                                         ========         ========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                     Page 5

                  KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.         Basis of Presentation

The accompanying consolidated financial statements of Kaiser Group Holdings, Inc. and subsidiaries (the Company), except for the December 31, 2001 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the March 31, 2002 financial statements.

Kaiser Group Holdings, Inc. is a Delaware holding company that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. (Old Kaiser), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with an approved plan of reorganization (the Second Amended Plan of Reorganization (Plan)) that was effective on December 18, 2000 (Effective Date). The Company is deemed a "successor issuer" to Old Kaiser by virtue of Rule 12-g 3(a) under the Securities Exchange Act of 1934. References to the "Company" or "Kaiser Holdings" in this report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser.

Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

..    the ownership of a 50% interest in Kaiser-Hill Company, LLC
     (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. Kaiser-Hill has performed for the Department of Energy (DOE) at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site and other locations, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public. The Kaiser-Hill joint venture between Old Kaiser and CH2M Hill Companies, Ltd. was formed solely for the performance of the current and former Rocky Flats contracts. The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of the Company's long-term financial performance following the completion of the reorganization process. See Note 7 for summarized financial information.

..    the resolution and closeout of a completed contract for the engineering and construction of a steel mini-mill for Nova Hut in the Czech Republic (Nova Hut project).

..    the holding of a minority ownership interest in ICF Consulting Group, Inc.
     (ICF Consulting), a division that Old Kaiser sold in 1999 as well as interest-bearing promissory notes and escrowed cash received in connection with that sale.
..    a wholly owned captive insurance company that is no longer issuing new policies and is simply involved in resolving remaining claims.
..    an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), requires that under certain circumstances resulting from a bankruptcy, a new entity is created for financial reporting purposes upon the emergence of that entity from bankruptcy. Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of shareholders' equity and any accumulated deficit of the predecessor entity is offset against available paid-in-capital to result in an emerging retained earnings of zero. Additionally, assets and liabilities are recorded at their fair values.
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                     Page 6

The value of the emerged enterprise used for fresh start reporting as of December 31, 2000 was $87.5 million and was determined by management with the assistance of independent advisors. The methodology employed involved estimation of the enterprise value taking into consideration a discounted cash flow analysis. The discounted cash flow analysis was based on a seven-year cash flow projection prepared by management - taking into consideration the terminal value of its assets and liabilities as of immediately prior to its emergence from bankruptcy on December 18, 2000. Terminal values of assets and liabilities were determined based either on contracted amounts, actuarial present values and/or management's estimates of the outcome of certain operating activities. Net after-tax cash flows, assuming a 40% effective tax rate, were discounted at 17% in order to take into consideration the risks and uncertainties inherent in such projections. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Estimates and assumptions regarding individual retained matters which form the collective composition of the overall enterprise value as of December 18, 2000 are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company. Accordingly, there may be differences between projections and actual results because events and circumstances frequently do not occur as expected and may be significant. More specifically, assumptions within the valuation related to the amount and timing of the ultimate performance and related cash flows from the Company's investment in Kaiser-Hill have the greatest impact to the overall enterprise valuation.

2.       New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, (FAS 142) "Goodwill and Other Intangible Assets". FAS 142 provides guidance on the treatment of goodwill and other intangible assets. This standard is effective for fiscal years beginning after December 15, 2001. Upon adoption of FAS 142, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Recognized intangible assets with determinable useful lives will continue to be amortized. The Company adopted the provisions of FAS 142 effective January 1, 2002, which had no impact on the Company's financial position or result of operations. The Company has only one reporting unit. The Company's amortizable intangible assets include $21.1 million of excess value over cost that was attributed to the Kaiser-Hill investment upon adoption of fresh-start reporting. Accumulated amortization on this intangible was $4.4 million as of March 31, 2002. The excess value over cost of the Kaiser-Hill investment will continue to be amortized over the contract's estimated life of six years.

In August 2001, the FASB issued FAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." FAS 144 provides guidance on the accounting for the impairment of disposal of long-lived assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company adopted the provisions of FAS No. 144 effective January 1, 2002, which had no impact on the Company's financial position or results of operations.

3.       General Terms of Plan and Status of Bankruptcy Distributions

The effectiveness of the Plan as of December 18, 2000 did not in and of itself complete the bankruptcy process. The process of resolving in excess of $500 million of claims initially filed in the Old Kaiser bankruptcy process is ongoing. Old Kaiser objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount due to the creditor, such portion of the claim is deemed to be an allowed claim by the Bankruptcy Court (an allowed claim). The Company cannot predict with accuracy when the claims resolution process will be complete or what the total amount of allowed claims will be upon completion.

In very general terms, the Plan contemplated three basic classes of creditors:

..    Allowed "Class 3 claims" against the Old Kaiser bankruptcy estate -
     generally trade and similar creditors' claims of $20,000 or less - received cash for their claims.

..    Allowed "Class 4 claims", the largest class of claims against the Old
     Kaiser bankruptcy estate, is made up of creditor claims other than Class 3 claims and equity claims. Class 4 claims included holders of Old Kaiser senior subordinated notes due 2003 (Old Subordinated Notes). Holders of allowed Class 4 claims received a combination of cash and Kaiser Holdings preferred and common stock in respect of their claims. Such holders received one share of Kaiser Holdings' preferred stock (New Preferred) and one share of Kaiser Holdings' common stock (New Common) for each $100 of
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                     Page 7
     claims. However, the number of shares of New Preferred issued was reduced by one share for each $55.00 of cash received by the holder of an allowed Class 4 claim.

..    The third class of claims recognized in the Old Kaiser bankruptcy are equity claims, consisting of holders of Old Kaiser common stock (Old Common) and other "Equity Interests" as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of New Common equal to 17.65% of the number of shares of such common stock issued to holders of allowed Class 4 Claims. In the initial distribution, one share of New Common was issued for each 96 shares of previously outstanding Old Common. Additional distributions of New Common may be made in the future as additional shares of New Common are issued to holders of newly allowed Class 4 claims, if any. Apart from holders of Old Common, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Old Kaiser in 1998. The Bankruptcy Court confirmed the equity nature of those claims.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001, establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, the parties are thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims are subject to the ADR process. Since April 17, 2001, the date of initial distribution, $88.3 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $0.9 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of May 10, 2002, the amount of unresolved claims was approximately $44.8 million. The Company expects that substantial progress will continue to be made in the resolution of claims over the balance of 2002. The Company continues to believe that the amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $150.0 million. As depicted in the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan. The Company intends to continue to use this settlement alternative during its resolution of remaining Class 4 claims, but obviously has no ability to determine the effect of the outcome on its overall financial condition in the event such settlements are accepted in the future.

With respect to the unresolved claims, the Plan required that, at the date of the initial distribution, sufficient cash reserves to be retained by the Company such that if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount, the Company would be able to satisfy the allowed claims, including dividends accruing on related preferred stock, since April 17, 2001. The cash reserve requirement, and the fact that the Company had not yet received a substantial cash payment that the Company asserts it is due from Nova Hut, limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of allowed and "deemed allowed" Class 4 claims, was available at the time of the initial distribution to allowed Class 4 claim holders. Thus, more shares of New Preferred were issued than would have been had the claims resolution process advanced more quickly and had more cash been available from the Nova Hut project and/or other sources. Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million in available cash was reserved on April 17, 2001.

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

In the case of holders of Old Common, the offer to purchase shares was conditioned on the holder's agreement to also sell the holder's right to future distributions of shares of New Common under the Plan. The offer price for such distribution rights was $0.50 per share that would otherwise be distributed. This offer price was determined arbitrarily, based primarily on the Company's expectation that future distributions of shares of New Common would not exceed 10% of the number of shares
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                     Page 8
distributed at that time. Holders who wished to sell their right to future distributions had to also sell their shares of New Common. On June 15, 2001, the Company repurchased 20,002 rights under this plan for a total cost of $10,000.

4.       Treasury Stock

Pursuant to approval by the Company's Board of Directors, the Company purchased 3,000 shares of New Preferred at $25.62 per share in February 2002. The shares are carried at cost.

5.       Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for the period ended March 31, 2002 retroactively adjusts for the conversion of the Old Common to New Common effective with the adoption of fresh-start reporting. As additional distributions of New Common are made to holders of newly allowed Class 4 claims, the conversion ratio of 96 shares may be adjusted to reflect the final total number of shares of New Common (as discussed in Note 3).

Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period. Pursuant to the Plan that was effective as of December 18, 2000, all then outstanding common stock equivalents were cancelled. Accordingly, no anti-dilutive information is presented herein.

The effect of preferred dividends of $1.1 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three months ended March 31, 2002.

6.       Net Assets of Discontinued Operations

The components of the "Net Assets of Discontinued Operations" consist entirely of the carrying value of the net assets of the Nova Hut project. Based on the Company's continued concern over Nova Hut's financial difficulties and the uncertainties of a possible settlement involving the bankruptcy court-sponsored mediation, in the fourth quarter of 2001 the Company established additional reserves to reduce the net carrying value of the remaining Nova Hut project to $6.0 million.

7.       Summarized Financial Information of Kaiser-Hill

Summarized unaudited financial information of Kaiser-Hill is as follows for the three months ended March 31, 2002 and 2001 (in thousands):

                                                             2002            2001
                                                             ----            ----
Gross revenue.......................................      $142,530        $149,760
Subcontracts and materials..........................        92,943         105,746
                                                            ------         -------
Service revenue.....................................        49,857          44,014
Operating expenses..................................       (40,848)        (36,783)
Other income........................................            40             171
                                                          ---------      ---------
Net income..........................................         9,049           7,402
                                                             ======        =======

8.       Contingencies

Kaiser Holdings has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising Kaiser Holdings. Additionally, the Company believes contingent liabilities may exist in the following areas.

Nova Hut
--------

Although Old Kaiser sold its Metals, Mining and Industry business unit in August, 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the Nova Hut project. After construction of the steel mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project. Rather, Nova Hut asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut's operations resulting from weakening conditions in the worldwide steel market and of the significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                     Page 9
been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights. The primary legal venue at this time is the Delaware bankruptcy proceedings for Old Kaiser, where Old Kaiser has asserted claims against Nova Hut and the International Finance Corporation ("IFC"), while rejecting substantial claims involving contract breach from Nova Hut and the IFC. The claims filed by Nova Hut and the IFC in the Delaware bankruptcy court have been withdrawn. The Company's claims remain active. The litigation of this dispute, as well as the cost of a possible ongoing presence in Ostrava, Czech Republic, has had and may continue to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Holdings.

In February 2002, representatives of the Company, Nova Hut and the IFC met under the auspices of a Delaware bankruptcy court-sponsored mediation. The details of these discussions are subject to a confidentiality agreement. At the date of this Report, there are still no assurances that settlement will ultimately be achieved through the bankruptcy court-sponsored mediation that is still in process.

Kaiser Hill
-----------

Under Kaiser-Hill's contract with the DOE, Kaiser-Hill is not responsible for, and the DOE pays all costs associated with, any liability, including, without limitation, any claims involving strict or absolute liability and any civil fine or penalty, expense, or remediation cost, but limited to those of a civil nature, which may be incurred by, imposed on, or asserted against Kaiser-Hill arising out of any act or failure to act, condition, or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 (pre-existing conditions). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill's managerial personnel and cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill is responsible, but only for the incremental liability, expense, or remediation caused by Kaiser-Hill.

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

With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of March 31, 2002 and December 31, 2001, Kaiser-Hill had no outstanding balances on its revolving credit facility.

ICF Consulting
--------------

Kaiser Holdings owns a 10% interest in ICF Consulting, a privately held entity, that was retained by Old Kaiser when it sold its Consulting Group in June 1999. In connection with the sale, the Company accepted two promissory notes as part of the total consideration received. Principal payments on an escrowed and non-escrowed note, in the amounts of $3,250,000 and $3,300,000, respectively, are due June 25, 2006. The notes are subject to reduction in the event that certain divestiture-related contingencies are not resolved as originally anticipated in the related sale agreement. Amounts payable by ICF Consulting on such notes are subject to (1) the rights of holders of ICF Consulting's senior lenders and (2) possible reduction as a result of indemnification claims asserted by ICF Consulting pursuant to the agreements entered into by the parties at the time of Old Kaiser's sale of its Consulting Group. Initially as a result of a technical default of financial covenants in its senior credit agreement, ICF Consulting has not made interest payments on the notes since inception in 1999. Under the terms of the notes, overdue interest bears interest at 12 1/2% per annum.

Also resulting from the sale agreement, the Company is the beneficiary of an escrowed cash balance totaling $835,000 that is currently held as collateral in the event any applicable indemnification claims are made against the Company by ICF Consulting. On February 12, 2001, ICF Consulting presented the escrow agent with notice that it has claims for indemnification from the Company for amounts significantly exceeding the balance of the escrowed cash and the escrowed note. The Company has reviewed the indemnification claims and believes them to be largely without merit and will vigorously defend its right to be paid the escrowed funds upon their due dates. However, there can be no assurance that the Company will be successful in this effort. In December 2001, ICF Consulting proposed a settlement offer to the Company that was far below the stated value of its claims. The Company rejected the ICF Consulting offer and proposed an alternative settlement that was also rejected by ICF Consulting. Based on the Company's perception of the lack of merit in the ICF Consulting claims, the Company may begin implementation of legal actions to defend the indemnification claims and to pursue the collection of escrowed cash and interest that it is due. Based on the developments in 2001, the Company deemed it prudent to
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                     Page 10
establish a $1.0 million reserve, through a reduction of interest income, for uncertainties over the collectibility of the combined carrying value of the escrowed cash, the promissory notes and the interest receivable.

Kaiser Government Programs, Inc.'s (KGP) Put Rights
---------------------------------------------------
KGP is the Company subsidiary that owns the 50% interest in Kaiser-Hill Company LLC. KGP has outstanding put rights, expiring on December 31, 2007, that obligate it to purchase New Preferred owned by a holder of the put right, at the holder's option, under three circumstances (KGP Put Rights):

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

Upon exercise of a put, KGP will pay an exercising holder 100% of the liquidation preference of the New Preferred that is the subject of the KGP Put Rights, plus all accrued and unpaid dividends on the New Preferred. KGP will purchase shares of New Preferred on a pro rata basis based upon the number of shares of preferred stock as to which puts have been properly exercised, but only up to the amount of the available net after-tax proceeds from triggering events. KGP will not purchase any fractional shares. KGP Put Rights will not become exercisable more frequently than every 12 months unless the cumulative amount of available net after-tax proceeds from triggering events is at least $3 million. KGP Put Rights are transferable except that the KGP Put Rights shall cease to be transferable if KGP determines that any further transfer would require registration of the KGP Put Rights as a class of securities under the Securities Exchange Act of 1934. Kaiser Holdings does not presently plan to arrange for trading of the KGP Put Rights on the NASD electronic bulletin board or otherwise.

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                     Page 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background Information
----------------------
Kaiser Group Holdings, Inc. is a Delaware holding company formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. (Old Kaiser), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with a confirmed plan of reorganization (the Second Amended Plan of Reorganization (the Plan)) that was effective on December 18, 2000. The Company is deemed a "successor issuer" to Old Kaiser by virtue of Rule 12-g3(a) under the Securities Exchange Act of 1934. References to the "Company" or "Kaiser Holdings" in this Report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser, as well as other information relative to the process regarding the initial Plan distributions of cash and new securities, can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser.

Following the completion of the sales of businesses and the effectiveness of the Plan, the Company has only a limited number of activities, assets and liabilities, primarily consisting of (further described in this section under "Overview of Retained Business Operations"):

..    the ownership of a 50% interest in Kaiser-Hill Company, LLC
     (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado (Rocky Flats), for the performance of a contract for the closure of the site. Kaiser-Hill has performed for the Department of Energy (DOE) at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons production facility, and under the new closure contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site and other locations, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public. The Kaiser-Hill joint venture between Old Kaiser and CH2M Hill Companies, Ltd. was formed solely for the performance of the current and former Rocky Flats contracts. The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of the Company's long-term financial performance following the completion of the reorganization process.

..    a substantial claim, pending resolution, against the owner of a steel mini-mill for Nova Hut in the Czech Republic (Nova Hut project). The engineering and construction of the mini-mill was completed by a subsidiary of Old Kaiser in 2000. See Note 8 to the Consolidated Financial Statements
     - Contingencies.

..    the holding of a minority ownership interest in ICF Consulting Group, Inc.
     (a division that Old Kaiser sold in 1999) as well as the interest-bearing promissory notes (CG Notes) and escrowed cash received in connection with that sale. See Note 8 to the Consolidated Financial Statements - Contingencies.

..    a wholly-owned captive insurance company that is no longer issuing new policies and is solely involved in resolving remaining claims made against previously issued policies.

..    an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

General Terms and Distribution Status of Plan of Reorganization
---------------------------------------------------------------
The effectiveness of the Plan as of December 18, 2000 did not in and of itself complete the bankruptcy process. The process of resolving in excess of $500 million of claims initially filed in the Old Kaiser bankruptcy process is ongoing. Old Kaiser objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount due to the creditor, such portion of the claim is deemed to be an allowed claim by the Bankruptcy Court (an allowed claim). The Company cannot predict with accuracy when the claims resolution process will be complete or what the total amount of allowed claims will be upon completion.
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                     Page 12

In very general terms, the Plan contemplated three different classes of creditors:

..    Allowed "Class 3 claims" against the Old Kaiser bankruptcy estate -
     generally trade and similar creditors' claims of $20,000 or less - received cash for their claims.

..    Allowed "Class 4 claims", the largest class of claims against Old Kaiser bankruptcy estate, is made up of creditor claims other than Class 3 claims and equity claims. Class 4 claims included holders of Old Kaiser senior subordinated notes due 2003 (Old Subordinated Notes). Holders of allowed Class 4 claims received a combination of cash and Kaiser Group Holdings' preferred and common stock in respect of their claims. Such holders received one share of Kaiser Holdings' preferred stock (New Preferred) and one share of Kaiser Holdings' common stock (New Common) for each $100 of claims. However, the number of shares of New Preferred issued was reduced by one share for each $55.00 of cash received by the holder of an allowed Class 4 claim. Under the Plan, fractional shares of New Preferred and New Common were not issued. Each holder of an allowed Class 4 claim or allowed Equity Interest (see below for discussion of Equity Interest) received the total number of whole shares of New Preferred or New Common to which it was entitled. Any remaining entitlement to fractions of shares of New Preferred or New Common were treated by distributing unallocated shares of New Preferred and New Common to holders of allowed Class 4 Claims and allowed Equity Interests having the greatest fractional entitlements until all unallocated fractional shares of New Preferred and New Common were distributed. Dividends on shares of New Preferred issued under the Plan accrue from the initial distribution date. Shares of New Preferred distributed after the initial distribution date will be entitled to any dividends that would have accrued from and after the initial distribution date.

..    The third class of claims recognized in the Old Kaiser bankruptcy estate are equity claims, consisting of holders of Old Kaiser common stock (Old Common) and other "Equity Interests" as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of New Common equal to 17.65% of the number of shares of such common stock issued to holders of allowed Class 4 Claims. In the initial distribution, one share of New Common was issued for each 96 shares of previously outstanding Old Common. Additional distributions of New Common may be made in the future as additional shares of New Common are issued to holders of newly allowed Class 4 claims, if any. Apart from holders of Old Common, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Old Kaiser in 1998. The Bankruptcy Court confirmed the equity nature of those claims.

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

With respect to the unresolved claims, the Plan required that, at the date of the initial distribution, sufficient cash reserves be retained by the Company such that if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount, the Company would be able to satisfy the allowed claims, including dividends accruing on related New Preferred since April 17, 2001. The cash reserve requirement, and the fact that the Company had not yet received a substantial cash payment that the Company asserted it was due from Nova Hut, limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of allowed and "deemed allowed" Class 4 claims, was available at the time of the initial distribution to allowed Class 4 claim holders. Thus, more shares of New Preferred were issued than would have been had the claims resolution process advanced more quickly and had more cash been available from the Nova Hut project and/or other sources. Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million in available cash was reserved on April 17, 2001.

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001, establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, the parties are thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims are subject to the ADR process. Since April 17, 2001, the date of initial distribution, $88.3 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $0.9 million and additional issuances of 683 shares of New Preferred and 823 shares of New Common. As of March 10, 2002, the amount of unresolved claims was approximately $44.8 million. The Company expects that substantial progress will continue to be made in the resolution of claims over the balance of 2002. The Company continues to believe that the amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                    Page 13
not exceed $150.0 million. The Company intends to continue to aggressively pursue settlement alternatives during its resolution of remaining Class 4 claims. Regardless of the settlement intentions, the Company cannot determine, with certainty, the effect of the outcome on its overall financial condition in the event such settlements are or are not accepted in the future.

From time-to-time in the future, as remaining unresolved claims are resolved, excess cash to be available from the "reserve" fund (including cash added to "reserve" fund in payment of pro forma dividends on retained shares of New Preferred) must be used to redeem outstanding shares of New Preferred.

Preferred Stock Put Rights
--------------------------

Holders of Old Subordinated Notes were offered the opportunity to have a right to "put" their New Preferred to Kaiser Government Programs, Inc. (KGP), which is the indirect 100% owner of Old Kaiser's 50% interest in Kaiser-Hill, if KGP receives certain proceeds from Kaiser-Hill (KGP Put Rights). This opportunity was offered in exchange for the surrender of any remaining rights held by holders of Old Subordinated Notes as of August 14, 2000 under a guarantee previously issued by KGP. The KGP exchange offer expired on November 15, 2000, and the holders of $124,303,000, or 99.4%, principal amount of the Old Subordinated Notes, accepted the exchange offer. On or about April 17, 2001, the holders of Old Subordinated Notes received certificates representing the KGP Put Rights. The number of KGP Put Rights represented by such certificates corresponded to the number of shares of New Preferred distributed with respect to such Old Subordinated Notes.

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

Upon exercise of a KGP Put Right, KGP will pay an exercising holder 100% of the liquidation preference of the New Preferred that is the subject of the KGP Put Rights, plus all accrued and unpaid dividends on the New Preferred. KGP will purchase shares of New Preferred on a pro rata basis based upon the number of shares of New Preferred as to which KGP Put Rights have been properly exercised, but only up to the amount of the available net after-tax proceeds from triggering events. KGP will not purchase any fractional shares. The number of KGP Put Rights represented by such certificates will correspond with the number of shares of New Preferred distributed with respect to Old Subordinated Notes. KGP Put Rights will not become exercisable more frequently than every 12 months unless the cumulative amount of available net after-tax proceeds from triggering events is at least $3 million. KGP Put Rights will be transferable except that the KGP Put Rights shall cease to be transferable if KGP determines that any further transfer would require registration of the KGP Put Rights as a class of securities under the Securities Exchange Act of 1934. Kaiser Holdings does not presently plan to arrange for trading of the KGP Put Rights on the over-the-counter bulletin board or otherwise.

RESULTS OF RETAINED OPERATIONS

The Company's major remaining source of income is its 50% ownership in Kaiser-Hill, which performs all elements of daily and long-term operations associated with the ultimate closure of the DOE's Rocky Flats site, including stabilizing and safely storing radioactive material, cleaning up areas contaminated with hazardous and radioactive waste, and restoring much of the 6,000-acre Rocky Flats site for future use by the public. Kaiser-Hill is owned equally by Kaiser Holdings and CH2M Hill Companies Ltd. CH2M Hill designates three of the five members of Kaiser-Hill's Board of Managers and Kaiser Holdings designates two members. The financial information contained herein for Kaiser-Hill is reflected on the equity method.

Effective February 1, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract is primarily cost-reimbursable in nature, but also contains certain minimum and incentive fee elements based on qualitative and quantitative factors of actual performance levels compared to annually negotiated and established benchmarks or milestones.
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                    Page 14

The economic terms of the Closure Contract provide that Kaiser-Hill will earn revenue equal to the actual cost of physical completion in addition to a performance fee based on a combination of the actual cost of completing the site closure project and the actual date of physical completion, both as compared to contracted targets. The potential fee to be earned pursuant to the Closure Contract ranges from $150.0 million to $460.0 million based on Kaiser-Hill's costs to complete the site closure being within the range of targeted completion cost of $3.6 billion and $4.8 billion, and completion at various dates between 2005 - 2007. Physical completion for a total cost in excess of the target cost would result in a reduction to the potential fee whereby Kaiser-Hill will share 30% in all costs incurred after such date, subject to a maximum Kaiser-Hill liability of $20.0 million.

During early 2001, Kaiser-Hill reduced its estimate of total cost at completion to $4.5 billion from the original $4.8 billion. This reduction in estimated cost at completion resulted in the increase of the performance fee to be earned over the contract duration from $150.0 million to $180.0 million.

Kaiser-Hill continued to make favorable progress on the Closure Contract during 2001 and, during the quarter ended December 31, 2001, amended its estimate for the physical contract completion date from December 31, 2007 to December 31, 2006, and reduced its estimate of the total cost to be incurred during the Closure Contract duration to below $4.0 billion. Kaiser-Hill management believes that its schedule progression and reductions in estimated total costs to date contribute to its being on course for it to earn a $340.0 million performance fee over the Closure Contract duration. Despite the uncertainties relative to Kaiser-Hill performing on the contract so as to earn a possible $340.0 million in total performance fee, Kaiser-Hill also has goals of further improving its ultimate project performance. Goals, however, are subject to substantial risk, and the ability to accurately predict the ultimate results are highly uncertain.

Through 2000, the Closure Contract allowed Kaiser-Hill to invoice DOE quarterly for the performance fee based on a $340.0 million target fee pool, less a 50% retainage. Thereafter, the quarterly invoicing reverted to a formula such that, unless otherwise approved by DOE, cumulative contract billings may not exceed the minimum fee of $150.0 million spread over a 7-year timeframe. Based on DOE's recent acknowledgement of and concurrence with Kaiser-Hill's revised closure estimates and resulting increase to the estimated performance fee to be earned over the contract duration, Kaiser-Hill now expects that it will be able to increase the amount of its performance fee invoices to DOE based on the $340.0 million target fee. However, such invoices will now be subject to the 50% retainage holdback payable at contract completion. Adjusted for the effects of the 50% retainage holdback, Kaiser-Hill expects that its performance fee invoices to DOE will increase by approximately $0.8 million per quarter effective in the second quarter of 2002. In April 2002, the Company received $1.1 million representing the Company's portion of back payments received from the DOE related to the increase in the estimated performance fee. Invoice payments made by DOE to Kaiser-Hill, less certain Kaiser-Hill reimbursements, will continue to be distributed to the joint venture owners upon receipt. In the future, as Kaiser-Hill continues to accrue its performance fee based on the $340.0 million level, less reserves deemed appropriate in the circumstances, and remains subject to a 50% retainage holdback on its performance fee invoicing, the level of unbilled accounts receivable on its balance sheet will begin to increase substantially. Kaiser-Hill will classify the 50% holdback portion of its performance fee invoicing as long-term unbilled accounts receivable on its balance sheet. The Closure Contract also contains provisions for DOE to release portions of the retainage holdback prior to contract completion if the DOE deems appropriate. Kaiser-Hill is not able to estimate whether any of the retainage holdback will be released prior to contract completion.

Administrative Expenses: Administrative expenses for the three months ended March 31, 2002 were $2.6 million, a decrease of $1.1 million or 29.7% compared with the three months ended March 31, 2001. Although the majority of the administrative expense are incurred for legal and professional fees associated with resolving bankruptcy claims, the decrease in administrative expense is due primarily to reductions in staff salaries and benefits totaling $0.6 million and a decrease in rent totaling $0.2 million. These decreases are due to the Company continuing to make progress on winding down the operations of Old Kaiser. The Company anticipates further declines in general and administrative spending as remaining bankruptcy claims are resolved. The Company's cost to provide certain post-employment medical benefits to a capped group of retirees is also treated as an administrative expense. In both quarters ended March 31, 2002 and 2001, expense related to this plan was $0.3 million.

Equity Income in Earnings of Affiliate: Equity income in earnings of affiliate represents the Company's 50% portion of the Kaiser-Hill net income. For the three months ended March 31, 2002, the equity income in earnings of affiliate was $3.6 million, an increase of $0.8 million or 29.3% over the three months ended March 31, 2001. The increase for the three months ended March 31, 2002 is due to a higher estimated performance fee to be earned over the duration of Kaiser-Hill's performance on the Closure Contract. The higher estimated performance fee is resulting from Kaiser-Hill's continued favorable progress on the closure project. See "Results of Retained Operations" above.
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                    Page 15

In both quarters ended March 31, 2002 and 2001, the equity income in earnings of affiliate is net of $0.9 million of amortization of the excess of the Company's carrying value of its investment in Kaiser-Hill over its ownership percentage of the underlying Kaiser-Hill equity. The Company increased the carrying value of this investment significantly as part of its adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

Gain on sale of securities: The Company acquired the common stock of Prudential Insurance Company through the demutualization in the fourth quarter of 2001 and recorded a gain of $5.9 million, net of income tax expense of $2.2 million. The Company disposed of this investment in February 2002 and recorded a gain of $106,000 on the sale.

Interest income: Interest income for the three months ended March 31, 2002 was $0.1 million, a decrease of $0.8 million or 87.2% compared with the three months ended March 31, 2001. The decrease is due to a decrease in the available cash balances at March 31, 2002 compared to March 31, 2001 and a significant decrease in interest rates over the same time period. During the quarter ended March 31, 2002, the Company discontinued accruing interest income on the CG Notes due to uncertainties over the collectibility of the combined carrying value of the escrowed cash, the promissory notes and the interest receivable accrued since its divestiture in June 1999.

Income Tax Expense: The Company recorded an income tax expense of $547,000 and $19,000 on operating income from continuing operations of $1.2 million and $45,000 during the three months ended March 31, 2002 and 2001, respectively. The effective income tax rates of the Company are 44% and 42%, respectively, and result from the non-deductibility of certain expenditures for federal income tax purposes.

Loss from Discontinued Operations: The loss from discontinued operations consists of the activities associated with the Nova Hut project. Based on the Company's continued concern over Nova Hut's financial difficulties and the uncertainties of a possible settlement involving the bankruptcy court-sponsored mediation, in the fourth quarter of 2001 the Company established additional reserves to reduce the net carrying value of the remaining Nova Hut project to $6.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities: The Company used $2.7 million and $3.2 million of cash during the quarters ended March 31, 2002 and March 31, 2001, respectively, primarily for the extinguishment of obligations arising out of its bankruptcy, including severances, professional fees and various other wind-down expenditures.

Investing activities: The Company received $2.6 million in distributions from Kaiser-Hill during the first quarter of 2002 compared to $2.0 million in the first quarter of 2001. The increase in Kaiser-Hill cash distributions has resulted from the continued favorable progress in its performance on the Closure Contract. Pursuant to contractual provisions, the favorable progress has resulted in the DOE agreeing to increase Kaiser-Hill's estimated performance fee. See "Results of Retained Operations" above. The Company anticipates that, in the near-term, recurring quarterly distributions from Kaiser-Hill will approximate $2.3 million per quarter. In April 2002, Kaiser-Hill distributed a non-recurring payment of $1.1 million to each partner reflecting the retroactive application and payment of the upward revision to the Kaiser-Hill performance fee by the DOE.

Additionally during the first quarter of 2002, the Company liquidated its holdings of shares of stock of Prudential Insurance Company and received approximately $6.0 million. The Company had acquired the Prudential stock through the demutualization transaction affected by the insurance company during the fourth quarter of 2001.

Financing activities: During the quarter ended March 31, 2002, the Company paid $1.1 million in dividends on New Preferred stock, and acquired 3,000 shares of New Preferred stock for $0.1 million. As a result of the Prudential stock sale discussed above, the Company is required, in accordance with the Plan, to use a portion of the proceeds from any asset sales solely for the redemption of the outstanding New Preferred. Pursuant to this requirement, the Company ear-marked approximately $0.6 million of the sale proceeds as Restricted Cash to be used for the future preferred stock redemptions of New Preferred.

Liquidity and Capital Resource Outlook: The Company currently has no debt as a result of the effectiveness of the Plan. The Company has financed its initial bankruptcy distribution requirements and follow-on working capital needs, in part, through the use of the available cash and distributions from Kaiser-Hill and more recently from other asset sale proceeds. Based on (i) current expectations for operating activities and results, (ii) expected Kaiser-Hill distributions, (iii) its current available cash position, (iv) recent trends and projections in liquidity and capital needs, and (v) current expectations of total allowed claims upon the completion of the bankruptcy proceedings, management believes the Company has sufficient liquidity to cover the
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                    Page 16
required cash distributions resulting from the resolution of claims in the bankruptcy process, the future operating needs and income tax requirements of the Company as well as the dividend requirements applicable to the New Preferred. Furthermore, as allowed Class 4 claims are resolved, the Company continues to review the timing of a partial preferred stock redemption.

With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of March 31, 2002, Kaiser-Hill had no balances outstanding on its revolving credit facility.

The Company has obligations to pay preferred stock dividends at March 31, 2002. Accordingly, the Company is required to present the following table assuming that no preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, and that all future dividends are paid in cash (irrespective of this disclosure requirement, the Company is not representing intentions with regard to the timing of preferred stock redemptions.) The effect these obligations are expected to have on the Company's liquidity and cash flow in future periods are as follows:

                                                               Less Than One      One to Three       After Three
                                                    Total           Year              Years             Years
                                                    -----           ----              -----             -----
Preferred Stock dividends...................       $25,153         $4,376             $8,752            $12,025

Other Matters: The Company has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities comprising Kaiser Holdings. Additionally, the Company believes contingent liabilities may exist in the areas described in Note 8 to the Consolidated Financial Statements.

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts and others, may contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 31E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan, " "foresee" or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution, cash availability, stock redemption plans, contract awards and performance, potential acquisitions and joint ventures, and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, including those described below, the forward-looking events might or might not occur.

Kaiser Holdings Is Dependent on Kaiser-Hill's Performance and Wind-Down of Nova Hut Project

The Company's long-term future profitability will be dependent, to a significant extent, on Kaiser-Hill's performance under its Closure Contract with the DOE. Kaiser-Hill serves as the general contractor at the Rocky Flats site, a former DOE nuclear weapons production facility. Kaiser-Hill's contract with the DOE includes a performance fee based upon a combination of the actual costs incurred to complete the site closure and the actual date of completion of the closure. If Kaiser-Hill fails to complete within the target cost for the project and fails to complete the project by March 31, 2007, Kaiser Hill's fee will be reduced to a level significantly less than fee estimate currently being used to recognize income on the project and further reduced by 30% of the costs incurred after the target date, up to a maximum of $20 million.

As discussed above, the Company's cash flow will also be dependent on the resolution of disputes relating to Kaiser Netherlands' performance under its fixed-price contract for turnkey engineering and construction services relating to the Nova Hut project and on the ability of Nova Hut, which is in financial difficulty, to pay for such services.

Risks From Special Federal Regulations
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                    Page 17

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

Potential Substantial Liabilities and Costs Associated With Kaiser-Hill's DOE Contract

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

Absence of a Business Plan Beyond Kaiser-Hill and Nova Hut Project

Apart from the risks associated with Kaiser-Hill's performance under its Closure Contract with the DOE, the resolution of the dispute regarding the Nova Hut project, and Nova Hut's ability to pay Kaiser Netherlands, Kaiser Holdings' long-term future profitability will be dependent, to a significant extent, on its ability to develop a business plan for ongoing operations. It is possible that Kaiser Holdings' ongoing business plan will be limited to resolving issues related to the Nova Hut project and participating in the activities of Kaiser-Hill. It is also possible that the Board of Directors of Kaiser Holdings will consider whether the Company should attempt to take advantage of its successful history of performing in the government services market, both independently and through Kaiser-Hill, in order to develop a new revenue base. The Company has entered into an alliance with Tyco Infrastructure Services (formerly Earth Tech) to pursue project opportunities. However, as of the date of this Report, no projects have been targeted.

Ability to Obtain Performance Guaranties

Given Old Kaiser's history, Kaiser Holdings may not be able to obtain satisfactory contract performance guaranty mechanisms, such as performance bond and letters of credit, at all or on satisfactory terms, to the extent such mechanisms are needed for new or existing projects.

Uncertainties Beyond Kaiser Holdings' Control

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

Some of the principal risks associated with Old Kaiser's reorganization include the following:

..    The total amount of all allowed claims in the bankruptcy cases may be materially in excess of the estimated amounts of allowed claims assumed in Kaiser Holdings' financial statements in this Report. The amount and timing of the
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                    Page 18
     distributions that will ultimately be received by any particular holder of an allowed claim in any Class may be materially and adversely affected should the assumptions be exceeded as to any class of claims.
..    There are substantial uncertainties relating to the resolution of disputes between Kaiser Netherlands and Nova Hut concerning the Nova Hut project and Nova Hut's financial capacity to pay the substantial amounts Kaiser Holdings believes are due to Kaiser Netherlands.

..    Due to delays in confirmation of the Plan, the resolution of claims, uncertainties concerning the Nova Hut project and other factors, the amount of cash available for distribution under the Plan may be less than previously anticipated.

..    There are substantial uncertainties relating to the resolution of disputes with ICF Consulting Group, Inc. and the ultimate recoverability of the CG Notes and related accrued interest.

ITEM 3.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

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

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                     Page 19

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2001.

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

Exhibit No. 4--Instruments Defining the Rights of Security Holders, including Indentures
--------------------------------------------------------------------------------

4(a) Form of Put Agreement relating to preferred stock of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14,
2000)

Exhibit No. 10 -- Material Contracts
-------------------------------------
10(a) Intentionally Omitted.

10(b) Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996). (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

          1. Amendment No. 1 with the effective date of January 1, 1998 (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form
10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)
--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                    Page 20

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

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                    Page 21

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

          7. Amendment dated January 1, 2001. (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 30, 2001)

10(g) Trust Agreement with Vanguard Fiduciary Trust Company dated as of March
1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10(h) Asset Purchase Agreement between The IT Group, Inc. and ICF Kaiser International, Inc. dated March 9, 1999 (Incorporated by reference to Exhibit C to Registration Statement on Form 8-K (Registrant No. 1- 12248) filed with the Commission on April 23, 1999)

10(i) Recapitalization Agreement among ICF Kaiser International, Inc., ICF Consulting Group Holdings, LLC and Clement International Corporation dated May 21, 1999 (Incorporated by reference to Exhibit C to Registration Statement on Form 8-K (Registrant No. 1-12248) filed with the Commission on July 15, 1999)

10(j) Contract between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(k) Master Transaction Agreement between Tyco Group S.a.r.l. and Kaiser Group International, Inc. dated June 9, 2000 (Incorporated by reference to Exhibit 10(p) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

          1. Amendment No. 1 to the Master Transaction Agreement between Tyco Group S.a.r.l. and Kaiser Group International, Inc. dated June 9, 2000 (Incorporated by reference to Exhibit 10(p)(1) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

10(l) Master Transaction Agreement between Hatch Associates, Inc. and Kaiser Group International, Inc. dated July 6, 2000 (Incorporated by reference to
Exhibit 10(q) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

10(m) Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(r) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

Exhibit No. 10--Material Contracts (management contracts, compensatory plans,
-----------------------------------------------------------------------------
or arrangements.)
-----------------
10(n) Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 19, 2000 (Incorporated by reference to Exhibit No. 10(ll) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

Exhibit No. 21--Consolidated Subsidiaries of the Registrant as of May 1, 2002
-----------------------------------------------------------------------------

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                    Page 22

(b) Reports on Form 8-K

On January 23, 2002, the Company filed a Current Report on Form 8-K. Pursuant to
Item 5 of its Report, the Company disclosed an alliance with Tyco Infrastructure Services (formerly EarthTech) to pursue targeted project opportunities with Federal, state and other agencies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May  14, 2002

                                                   KAISER GROUP HOLDINGS, INC.
                                                        (Registrant)

                                                   /s/ Marijo L. Ahlgrimm
                                                   -----------------------------
                                                   Marijo L. Ahlgrimm
                                                   Executive Vice President and
                                                   Chief Financial Officer (Duly
                                                   authorized officer and
                                                   principal financial officer)

--------------------------------------------------------------------------------
Kaiser Group Holdings, Inc. Report on Form 10-Q for the Quarter ended March 31,
2002                                                                    Page 23