Form 10-Q
period 2002-06-30
KAISER GROUP HOLDINGS INC
filed 2002-08-13
CIK 856200

Use these links to rapidly review the document
KAISER GROUP HOLDINGS, INC. INDEX TO FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

On August 12, 2002, there were 1,590,062 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.
INDEX TO FORM 10-Q

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,444	$8,848
Restricted cash and cash equivalents	16,406	15,844
Marketable securities available for sale	—	6,489
Prepaid expenses and other current assets	1,773	1,843
Net assets of discontinued operations	6,000	6,000

Total Current Assets	37,623	39,024

Other Assets
Investments in and advances to affiliates	29,805	29,229
Notes receivable	6,550	6,550
Deferred tax assets	7,449	5,785
Other long-term assets	222	303

	44,026	41,867

Total Assets	$81,649	$80,891

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,195	$730
Post-retirement benefit plan obligation	7,333	7,473
Other accrued expenses	5,818	4,776
Preferred stock dividend payable	709	731
Income taxes payable	2,639	1,340

Total Current Liabilities	17,694	15,050
Commitments and Contingencies
Preferred stock, par value $.01 per share:
Authorized — 2,000,000 shares
Issued — 1,136,707 and 1,136,024 shares at June 30, 2002 and December 31, 2001, respectively
Outstanding — 1,127,730 and 1,136,024 shares at June 30, 2002 and December 31, 2001, respectively and stated at liquidation value of $55 per share	62,519	62,481
Common stock, par value $.01 per share:
Authorized — 3,000,000 shares
Issued and outstanding — 1,590,062 and 1,585,239 shares at June 30, 2002 and December 31, 2001, respectively	16	16
Capital in excess of par	5,651	7,947
Accumulated deficit	(3,958)	(4,957)
Treasury stock, 8,977 and 0 preferred shares at cost at June 30, 2002 and December 31, 2001, respectively	(244)	—
Accumulated other comprehensive (loss) income	(29)	354

Total Liabilities and Shareholders' Equity	$81,649	$80,891

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Gross Revenue	—	—	—	—
Subcontract and direct material costs	—	—	—	—

Service Revenue	—	—	—	—
Operating Expenses
Administrative expenses	2,641	2,864	5,269	6,603

Operating Loss	(2,641)	(2,864)	(5,269)	(6,603)
Other Income
Equity income in earnings of affiliate, net of amortization of $881 for each of the three months ended June 30, 2002 and 2001 and $1,762 for each of the six months ended June 30, 2002 and 2001	3,382	3,003	7,026	5,822
Gain on sale of securities	—	—	106	—
Interest income	135	361	259	1,326

Income from Continuing Operations Before Income Tax	876	500	2,122	545
Income tax expenses	(379)	(995)	(926)	(1,014)

Income (Loss) From Continuing Operations	497	(495)	1,196	(469)
Loss from discontinued operations, net of tax	(127)	(367)	(197)	(367)

Net Income (Loss)	370	(862)	999	(836)
Preferred stock dividends	(1,094)	(887)	(2,172)	(887)

Loss Applicable to Common Shareholders	$(724)	$(1,749)	$(1,173)	$(1,723)

Basic and Diluted Loss Per Common Share:
Continuing operations, net of tax	$(0.38)	$(1.28)	$(0.62)	$(1.88)
Discontinued operations, net of tax	(0.08)	(0.34)	(0.12)	(0.51)

Net Loss Per Share	$(0.46)	$(1.62)	$(0.74)	$(2.39)

Weighted average shares for basic and diluted earnings per common share	1,590	1,079	1,589	720

Comprehensive Income
Net Income (Loss)	$370	$(862)	$999	$(836)
Other Comprehensive Income (Loss):
Realization of gain on securities, net of tax	—	—	(393)	—
Change in cumulative foreign translation adjustments	23	(60)	10	(39)

Total Comprehensive Income (Loss)	$393	$(922)	$616	$(875)

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months ended June 30,
	2002	2001
	(Unaudited)
Operating Activities:
Net income (loss)	$999	$(836)
Adjustments to reconcile net income to net cash used in operating activities:
Loss of discontinued operations, net of tax	197	367
Deferred taxes related to continuing operating activities	(1,423)	—
Gain on sale of stock	(106)	—
Equity in unconsolidated affiliate	(7,026)	(5,822)
Changes in operating assets and liabilities:
Contract receivables, net	—	1,458
Prepaid expenses and other current assets	70	524
Accounts payable and accrued expenses	1,170	(3,559)
Income taxes payable	1,299	32
Other operating activities	81	681

Net Cash Used In Operating Activities before claims resolution	(4,739)	(7,155)
Distributions to allowed class 3 claim holders	—	(912)

Net Cash Used in Operating Activities	(4,739)	(8,067)

Investing Activities:
Distributions from 50% owned affiliate	6,450	1,950
Proceeds from sale of stock	5,961	—

Net Cash Provided by Investing Activities	12,411	1,950

Financing Activities:
Establishment of cash reserve for unresolved claims	—	(12,331)
Distribution to allowed class 4 claim holders	—	(12,793)
Repurchase of New Common stock pursuant to buy back	—	(125)
Transfer to restricted cash	(626)	—
Payment of preferred stock dividends	(2,206)	(156)
Purchase of preferred treasury stock	(244)	—

Net Cash (Used by) Provided by Financing Activities	(3,076)	(25,405)

Increase (decrease) in Cash and Cash Equivalents	4,596	(31,522)
Cash and Cash Equivalents at Beginning of Period	8,848	41,344

Cash and Cash Equivalents at End of Period	$13,444	$9,822

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

        These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the June 30, 2002 financial statements.

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

        Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

  •
  the ownership of a 50% interest in Kaiser-Hill Company, LLC (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. See Note 6 for summarized financial information.
  •
  the closeout and resolution of disputes of a completed contract for the engineering and construction of a steel mini-mill for Nova Hut in the Czech Republic (Nova Hut project).
  •
  the holding of a minority ownership interest in ICF Consulting Group, Inc. (ICF Consulting), a division that Old Kaiser sold in 1999, as well as interest-bearing promissory notes and escrowed cash received in connection with that sale.
  •
  a wholly owned captive insurance company that is no longer issuing new policies and is simply involved in resolving remaining claims.
  •
  an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

        The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), requires that under certain circumstances resulting from a bankruptcy, a new entity is created for financial reporting purposes upon the emergence of that entity from bankruptcy. Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of shareholders' equity and any accumulated deficit of the predecessor entity is offset against available paid-in-capital to result in an emerging retained earnings of zero. Additionally, assets and liabilities were recorded at their fair values.

        The value of the emerged enterprise used for fresh start reporting as of December 31, 2000 was $87.5 million and was determined by management with the assistance of independent advisors. The methodology employed involved estimation of the enterprise value taking into consideration a discounted cash flow analysis. The discounted cash flow analysis was based on a seven-year cash flow projection prepared by management, taking into consideration the terminal value of its assets and liabilities as of immediately prior to its emergence from bankruptcy on December 18, 2000. Terminal values of assets and liabilities were determined based either on contracted amounts, actuarial present values and/or management's estimates of the outcome of certain operating activities. Net after-tax cash flows, assuming a 40% effective tax rate, were discounted at 17% in order to take into consideration the risks and uncertainties inherent in such projections. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Estimates and assumptions regarding individual retained matters which form the collective composition of the overall enterprise value as of December 18, 2000 are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company. Accordingly, there may be differences between projections and actual results because events and circumstances frequently do not occur as expected and may be significant. More specifically, assumptions within the valuation related to the amount and timing of the ultimate performance and related cash flows from the Company's investment in Kaiser-Hill have the greatest impact to the overall enterprise valuation.

2.    General Terms of Plan and Status of Bankruptcy Distributions

        The effectiveness of the Old Kaiser Plan of Reorganization as of December 18, 2000 did not, in and of itself, complete the bankruptcy process. The process of resolving in excess of $500 million of claims initially filed in the bankruptcy is ongoing. Old Kaiser objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount due to the creditor, such portion of the claim is deemed to be an allowed claim by the Bankruptcy Court (an allowed claim). The Company cannot predict with accuracy when the claims resolution process will be complete or what the total amount of allowed claims will be upon completion.

        In very general terms, the Plan contemplated three basic classes of creditors:

  •
  Allowed "Class 3 claims" against the Old Kaiser bankruptcy estate—generally trade and similar creditors' claims of $20,000 or less—received cash for their claims.

  •
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

  •
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

        To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001, establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, the parties are thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims as of that date are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $94.9 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $0.9 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of August 9, 2002, the amount of unresolved claims was approximately $43.2 million. The Company expects that substantial progress will continue to be made in the resolution of claims over the balance of 2002. The Company continues to believe that the amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $150.0 million. As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan. The Company intends to continue to use this settlement alternative during its resolution of remaining Class 4 claims, but obviously has no ability to determine the effect of the outcome on its overall financial condition in the event such settlements are accepted in the future.

        With respect to the unresolved claims, the Plan required that, at the date of the initial distribution, sufficient cash reserves to be retained by the Company such that if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount, the Company would be able to satisfy the allowed claims, including dividends accruing on related preferred stock, since April 17, 2001. The cash reserve requirement, and the fact that the Company had not yet received a substantial cash payment the Company asserted it was due from Nova Hut, limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of allowed and "deemed allowed" Class 4 claims, was available at the time of the initial distribution to allowed Class 4 claim holders. Thus, more shares of New Preferred were issued than would have been had the claims resolution process advanced more quickly and had more cash been available from the Nova Hut project and/or other sources. Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million in available cash was reserved and classified as Restricted Cash on April 17, 2001.

        From time-to-time in the future, as remaining unresolved claims are resolved, excess cash to be available from the "reserve" fund (including cash added to "reserve" fund in payment of pro forma dividends on retained shares of New Preferred) must be used to redeem outstanding shares of New Preferred.

3.    Treasury Stock

        Pursuant to approval by the Company's Board of Directors, in 2002, the Company has purchased 8,977 shares of outstanding New Preferred at prices ranging from $25.62 to $28.00 per share. The shares are carried at cost.

4.    Earnings Per Share

        Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for the period ended June 30, 2002 retroactively adjusts for the conversion of the Old Common to New Common effective with the adoption of fresh-start reporting. As additional distributions of New Common are made to holders of newly allowed Class 4 claims, the conversion ratio of 96 shares may be adjusted to reflect the final total number of shares of New Common (as discussed in Note 2).

        Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period. Pursuant to the Plan that was effective as of December 18, 2000, all then outstanding common stock equivalents were cancelled. Accordingly, no anti-dilutive information is presented herein.

        In 2002, the effect of preferred dividends of $1.1 million and $2.2 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2002, respectively. In 2001, the effect of preferred dividends of $0.9 has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2001.

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

6.    Summarized Financial Information of Kaiser-Hill

        Summarized unaudited financial information of Kaiser-Hill is as follows for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Gross revenue	$165,909	$178,503	$308,439	$328,263
Subcontracts and materials	108,545	129,413	201,218	235,159

Service revenue	57,364	49,090	107,221	93,104
Operating expenses	(48,884)	(41,508)	(89,732)	(78,291)
Other income	47	183	87	354

Net income	$8,527	$7,765	$17,576	$15,167

7.    Contingencies

        Kaiser Holdings has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising Kaiser Holdings. Additionally, the Company believes contingent liabilities may exist in the following areas:

Nova Hut

        Although Old Kaiser sold its Metals, Mining and Industry business unit in August, 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the Nova Hut project. After construction of the steel mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project. Rather, Nova Hut asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut's operations resulting from weakening conditions in the worldwide steel market and of the significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights. The primary legal venue at this time is the Delaware bankruptcy proceedings for Old Kaiser, where Old Kaiser has asserted claims against Nova Hut and the International Finance Corporation (IFC), while rejecting substantial claims involving contract breach from Nova Hut and the IFC. The claims filed by Nova Hut and the IFC in the Delaware bankruptcy court have been withdrawn. The Company's claims remain active. The cost of the litigation of this dispute, as well as the cost of a possible ongoing presence in Ostrava, Czech Republic, has had, and may continue to have, a negative impact on the cash flow of Kaiser Netherlands and Kaiser Holdings.

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

        The clean-up and closure of the DOE's Rocky Flats site involve substantial performance risks. Among other things, Kaiser-Hill's activities at the Rocky Flats site involve the clean-up, packaging and transportation of nuclear waste, and the demolition and destruction of facilities where nuclear weapons components were previously produced. Some of the activities have not been previously performed elsewhere, and therefore require the development of innovative and untested approaches. Kaiser-Hill emphasizes safety in its performance, but the nature of the Rocky Flats site and the activities of Kaiser-Hill and its subcontractors at the site are such that serious injuries, or even deaths, are possible. Significant safety incidents at the site could stop or significantly impede the progress of work being performed at the site by Kaiser-Hill and its subcontractors. The DOE contract contemplates that all, or substantially all, of the nuclear waste at Rocky Flats will be transported to other sites operated or managed by the DOE. The appropriate sites for storage of certain of those nuclear wastes have not yet been identified. In addition, third-party objections have arisen with regard to the transportation and storage of nuclear waste at certain sites previously scheduled by the DOE to receive waste from Rocky Flats, including the DOE's Savannah River site in South Carolina. Deliveries of waste to the Savannah River site were delayed as a result of objections interposed by the Governor of South Carolina. Although, deliveries to the Savannah River site have begun, it is possible that similar objections will be raised with respect to the transportation and storage of waste from Rocky Flats at other DOE sites. Although the DOE contract contemplates that the DOE is responsible for providing transportation and storage sites for nuclear waste from Rocky Flats, an ongoing inability to ship plutonium and other nuclear waste to DOE sites poses a substantial risk to the timely closure of the Rocky Flats site, and could interfere with Kaiser-Hill's ability to earn fees to which Kaiser-Hill believes it should be entitled.

        With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of June 30, 2002 and December 31, 2001, Kaiser-Hill had no outstanding balances on its revolving credit facility.

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

        Also resulting from the sale agreement, the Company is the beneficiary of an escrowed cash balance totaling $0.8 million held as collateral in the event any applicable indemnification claims are made against the Company by ICF Consulting. On February 12, 2001, ICF Consulting presented the escrow agent with notice that it had claims for indemnification from the Company for amounts significantly exceeding the balance of the escrowed cash and the escrowed note. In December 2001, ICF Consulting proposed a settlement offer to the Company that was far below the stated value of its claims. The Company rejected the ICF Consulting offer and proposed an alternative settlement that was also rejected by ICF Consulting. Based on the developments in 2001, the Company deemed it prudent to establish a $1.0 million reserve, through a reduction of interest income, for uncertainties over the collectibility of the combined carrying value of the escrowed cash, the promissory notes and the interest receivable.

        In June 2002, a settlement was reached between the Company and ICF Consulting, whereby the Company agreed to restructure the ICF Consulting notes totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new promissory note of $6.4 million (New Note). In return ICF Consulting will withdraw its claims against the Company, release the cash in escrow and agree to purchase the Company's 10% ownership in ICF Consulting, carrying value of $1.2 million, for $4.5 million. As of August 13, 2002, the terms of the agreement have not been fully implemented, though the escrow cash was released at the signing of the agreement in July 2002. The accompanying balance sheet does not reflect any adjustments for this transaction because execution of the terms of the settlement cannot be assured. The Company believes that the remaining terms of the agreement will be implemented in the third quarter of 2002.

Kaiser Government Programs, Inc.'s (KGP) Put Rights

        KGP is the Company subsidiary that owns the 50% interest in Kaiser-Hill Company, LLC. KGP has outstanding put rights, expiring on December 31, 2007, that obligate it to purchase New Preferred owned by a holder of the put right, at the holder's option, under three circumstances (KGP Put Rights):

  •
  if KGP receives net after-tax proceeds from any cash distributions from Kaiser-Hill that, on a quarterly basis, exceed 2.8 times the amount of cash required to pay all past accrued but unpaid cash dividends on the New Preferred distributed to holders of Old Subordinated Notes pursuant to the Plan, plus the next scheduled quarterly cash dividend on New Preferred;
  •
  if KGP receives net after-tax proceeds from any direct or indirect disposition of any interest in Kaiser-Hill; or
  •
  if KGP receives net after-tax proceeds from an extraordinary distribution from Kaiser-Hill.

        Upon exercise of a put, KGP will pay an exercising holder 100% of the liquidation preference of the New Preferred that is the subject of the KGP Put Rights, plus all accrued and unpaid dividends on the New Preferred. KGP will purchase shares of New Preferred on a pro rata basis based upon the number of shares of preferred stock as to which puts have been properly exercised, but only up to the amount of the available net after-tax proceeds from triggering events. KGP will not purchase any fractional shares. KGP Put Rights will not become exercisable more frequently than every 12 months unless the cumulative amount of available net after-tax proceeds from triggering events is at least $3 million. KGP Put Rights are transferable,except that the KGP Put Rights shall cease to be transferable if KGP determines that any further transfer would require registration of the KGP Put Rights as a class of securities under the Securities Exchange Act of 1934. Kaiser Holdings does not presently plan to arrange for trading of the KGP Put Rights.

Redemption of New Preferred

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

        All outstanding shares of New Preferred are required to be redeemed by the Company on or before December 31, 2007, and if such redemption does not occur, holders of New Preferred will be entitled to elect two-thirds of the directors of the Company. If shares of New Preferred are held by any affiliate of the Company, those shares may not be redeemed pursuant to any of the redemption provisions otherwise applicable to the New Preferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background Information

        Kaiser Group Holdings, Inc. is a Delaware holding company formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. (Old Kaiser), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with a confirmed plan of reorganization (the Second Amended Plan of Reorganization (the Plan)) that was effective on December 18, 2000. The Company is deemed a "successor issuer" to Old Kaiser by virtue of Rule 12-g3(a) under the Securities Exchange Act of 1934. References to the "Company" or "Kaiser Holdings" in this Report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser, as well as other information relative to the process regarding the initial Plan distributions of cash and new securities, can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser. Also see Note 2 to the Consolidated Financial Statements.

        Following the completion of the sales of businesses and the effectiveness of the Plan, the Company has only a limited number of activities, assets and liabilities, primarily consisting of (further described in this section under "Overview of Retained Business Operations"):

  •
  the ownership of a 50% interest in Kaiser-Hill Company, LLC (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado (Rocky Flats), for the performance of a contract for the closure of the site. Kaiser-Hill has performed for the Department of Energy (DOE) at this site since 1995 and in January 2000 was awarded a new contract (Closure Contract) to manage the closure of the site within this decade. Rocky Flats is a former DOE nuclear weapons production facility, and under the new Closure Contract, Kaiser-Hill is working to stabilize and safely store radioactive materials at the site and other locations, to clean up areas contaminated with hazardous and radioactive waste, and to restore much of the 6,000-acre site to the public. Kaiser-Hill was formed by Old Kaiser and CH2M Hill Companies, Ltd. solely for the performance of the current and former Rocky Flats contracts. The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of the Company's long-term financial performance following the completion of the reorganization process.

  •
  a substantial claim, pending resolution, against the owner of a steel mini-mill for Nova Hut in the Czech Republic (Nova Hut project). The engineering and construction of the mini-mill was completed by a subsidiary of Old Kaiser in 2000. See Note 7 to the Consolidated Financial Statements—Contingencies.

  •
  the holding of a minority ownership interest in ICF Consulting Group, Inc. (a division that Old Kaiser sold in 1999) as well as the interest-bearing promissory notes and escrowed cash received in connection with that sale. See Note 7 to the Consolidated Financial Statements—Contingencies.

  •
  a wholly-owned captive insurance company that is no longer issuing new policies and is solely involved in resolving remaining claims made against previously issued policies.

  •
  an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

RESULTS OF RETAINED OPERATIONS

        The Company's major remaining source of income is its 50% ownership in Kaiser-Hill, which, as described above, performs all elements of daily and long-term operations associated with the ultimate closure of the DOE's Rocky Flats site. Kaiser-Hill is owned equally by Kaiser Holdings and CH2M Hill Companies, Ltd. CH2M Hill designates three of the five members of Kaiser-Hill's Board of Managers and Kaiser Holdings designates two members. The financial information contained herein for Kaiser-Hill is reflected on the equity method.

        Effective February 1, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats Closure Contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation. The Closure Contract is primarily cost-reimbursable in nature, but also contains certain minimum and incentive fee elements based on qualitative and quantitative factors of actual performance levels compared to annually negotiated and established benchmarks or milestones.

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

        During early 2001, Kaiser-Hill reduced its estimate of total cost at completion to $4.5 billion from the original $4.8 billion. This reduction in estimated cost at completion resulted in the increase of the performance fee to be earned over the Closure Contract duration from $150.0 million to $180.0 million.

        Kaiser-Hill continued to make favorable progress on the Closure Contract during 2001 and, during the quarter ended December 31, 2001, amended its estimate for the physical contract completion date from December 31, 2007 to December 31, 2006, and reduced its estimate of the total cost to be incurred during the Closure Contract duration to below $4.0 billion. Kaiser-Hill management believes that its schedule progression and reductions in estimated total costs to date contribute to its being on course for it to earn a $340.0 million performance fee over the Closure Contract duration. Despite the uncertainties relative to Kaiser-Hill performing on the Closure Contract so as to earn a possible $340.0 million in total performance fee, Kaiser-Hill also has goals of further improving its ultimate project performance. Goals, however, are subject to substantial risk, and the ability to accurately predict the ultimate results are highly uncertain. Kaiser-Hill has historically incurred certain expenses that are not reimbursable by the DOE pursuant to the Federal Acquisition Regulations. Accordingly such expenses, which Kaiser-Hill estimates could approximate up to 15%-20% of the total award fee, would be deducted from the total fee prior to any distributions of net fee to either of the Kaiser-Hill parent companies. See "Forward Looking Statements: Performance Risks Associated with Kaiser-Hill's Work at DOE's Rocky Flats Site" below.

        Through 2000, the Closure Contract allowed Kaiser-Hill to invoice DOE quarterly for the performance fee based on a $340.0 million target fee pool, less a 50% retainage. Thereafter, the quarterly invoicing reverted to a formula such that, unless otherwise approved by DOE, cumulative contract billings may not exceed the minimum fee of $150.0 million spread over a 7-year timeframe. Based on DOE's recent acknowledgement of and concurrence with Kaiser-Hill's revised closure estimates and resulting increase to the estimated performance fee to be earned over the contract duration, Kaiser-Hill has been able to increase the amount of its performance fee invoices to DOE based on the $340.0 million target fee. However, such invoices will now be subject to the 50% retainage holdback payable at contract completion. Adjusted for the effects of the 50% retainage holdback, Kaiser-Hill expects that its performance fee invoices to DOE will increase by approximately $0.8 million per quarter effective in the second quarter of 2002. In April 2002, the Company received $1.1 million representing the Company's portion of back payments received from the DOE related to the increase in the estimated performance fee.

        Invoice payments made by DOE to Kaiser-Hill, less certain Kaiser-Hill reimbursements, will continue to be distributed to Kaiser-Hill owners upon receipt. From the commencement of the Closure Contract through June 30, 2002, the Company has received an aggregate of $21.0 million of such cash distributions.

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

        Administrative Expenses:    Administrative expenses for the three and six months ended June 30, 2002 were $2.6 million and $5.3 million, respectively, a decrease of $0.2 million and $1.3 million respectively, compared to the three and six months ended June 30, 2001. Although the majority of the administrative expenses are incurred for legal and professional fees associated with resolving Nova Hut and bankruptcy claims, the decrease in administrative expense is due primarily to reductions in staff salaries and benefits totaling $0.4 million and $0.9 million for the three and six month period. These decreases are due to the Company continuing to make progress on winding down the operations of Old Kaiser. The Company anticipates further declines in general and administrative spending as remaining litigation and bankruptcy claims are resolved. The Company's cost to provide certain post-employment medical benefits to a capped group of retirees is also treated as an administrative expense. In both the three-month and six-month periods ended June 30, 2002 and 2001, the expense related to this plan was $0.3 million and $0.6 million, respectively.

        Equity Income in Earnings of Affiliate:    Equity income in earnings of affiliate represents the Company's 50% portion of the Kaiser-Hill net income. For the three and six months ended June 30, 2002, the equity income in earnings of affiliate was $3.4 million and $7.0 million, respectively, an increase of $0.4 million and $1.2 million over the three and six months ended June 30, 2001, respectively. The increases for the three and six months ended June 30, 2002 are due to an increase in the estimated performance fee to be earned over the duration of Kaiser-Hill's performance on the Closure Contract. The higher estimated performance fee is resulting from Kaiser-Hill's continued favorable progress on the closure project. See "Results of Retained Operations" above.

        In both the three and six month periods ended June 30, 2002 and 2001, the equity income in earnings of affiliate is net of $1.8 million and $0.9 million, respectively, of amortization of the excess of the Company's carrying value of its investment in Kaiser-Hill over its ownership percentage of the underlying Kaiser-Hill equity. The Company increased the carrying value of this investment significantly as part of its adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

        Gain on sale of securities:    The Company acquired the common stock of Prudential Insurance Company through the demutualization in the fourth quarter of 2001 and recorded a gain of

$5.9 million, net of income tax expense of $2.2 million. The Company disposed of this investment in February 2002 and recorded a gain of $106,000 at the time of the sale.

        Interest income:    Interest income for the three months ended June 30, 2002 was $0.1 million, a decrease of $0.2 million or 62.6% compared with the three months ended June 30, 2001. The decrease is due to a decrease in the available cash balances at June 30, 2002 compared to June 30, 2001 and a significant decrease in interest rates over the same time period. Interest income for the six months ended June 30, 2002 was $0.3 million, a decrease of $1.1 million compared with the six months ended June 30, 2001. This decrease is due to the Company's discontinuance of the accruing of interest income on the ICF Consulting Notes in the first quarter of 2002 due to uncertainties over the collectibility of the combined carrying value of the escrowed cash, the promissory notes and the interest receivable accrued since its divestiture in June 1999.

        Income Tax Expense:    The Company recorded an income tax expense of $0.4 million and $0.9 million on operating income from continuing operations of $0.9 million and $2.1 million during the three and six months ended June 30, 2002, respectively. The effective income tax rates of the Company are 43% and 44%, respectively, and result from the non-deductibility of certain expenditures for federal income tax purposes. For the three and six months ended June 30, 2001, the Company recorded an income tax expense of $0.9 million and $1.0 million on operating income from continuing operations of $0.5 million and $0.5 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

        Operating activities:    The Company used $4.7 million and $8.0 million of cash during the six months ended June 30, 2002 and June 30, 2001, respectively, primarily for the extinguishment of obligations arising out of its bankruptcy, including severances, professional fees, retiree benefits and various other wind-down expenditures.

        Investing activities:    The Company received $6.4 million in distributions from Kaiser-Hill during the period ended June 30, 2002 compared to $2.0 million in the period ended June 30, 2001. The $4.4 million increase in distributions is due to the timing of the second quarter 2001 distribution totaling $2.3 million being received in July 2001, a non-recurring payment of $1.1 million distributed by Kaiser-Hill in April 2002 to each owner reflecting the retroactive application and payment of the upward revision to the Kaiser-Hill performance fee by the DOE. The remaining increase is due to Kaiser-Hill cash distributions resulting from the continued favorable progress in its performance on the Closure Contract. Pursuant to contractual provisions, the favorable progress has resulted in the DOE agreeing to increase Kaiser-Hill's estimated performance fee. See "Results of Retained Operations" above. The Company anticipates that, in the near-term, recurring quarterly distributions from Kaiser-Hill will approximate $2.3 million per quarter.

        Additionally, during the first quarter of 2002, the Company liquidated its holdings of shares of stock of Prudential Insurance Company and received approximately $6.0 million. The Company had acquired the Prudential stock through the demutualization transaction affected by the insurance company during the fourth quarter of 2001.

        In June 2002, the Company collected, through its wholly owned and discontinued Taiwan subsidiary, $0.7 million, pre-tax, from the net settlement of a previously long outstanding customer receivable.

        Also in June 2002, a settlement was reached between the Company and ICF Consulting, whereby the Company will agree to restructure the ICF Consulting notes totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new promissory note of $6.4 million (New Note). In return ICF Consulting will withdraw its claims against the Company, release the cash in escrow and agree to purchase the Company's 10% ownership in ICF Consulting, carrying value of $1.2 million, for $4.5 million. As of August 13, 2002, the terms of the agreement have not been implemented, though the escrow cash of $0.8 million was released at the signing of the agreement in July 2002. The accompanying balance sheet does not reflect any adjustments for this transaction because the execution of the terms of the settlement cannot be assured. The Company believes that the remaining terms of the agreement will be implemented in third quarter of 2002.

        Financing activities:    During the six months ended June 30, 2002, the Company paid $2.2 million in dividends on New Preferred stock, and acquired 8,977 shares of New Preferred stock for $0.2 million. As a result of the Prudential stock sale discussed above, the Company is required, in accordance with the Plan, to use a portion of the proceeds from any asset sales solely for the redemption of the outstanding New Preferred. Pursuant to this requirement, the Company ear-marked approximately $0.6 million of the sale proceeds as Restricted Cash to be used for the future preferred stock redemptions of New Preferred.

        The Company is considering a redemption of a portion of the outstanding New Preferred in accordance with the terms of the Second Amended Plan of Reorganization of Old Kaiser. The size of the redemption, and its timing, will depend in part on progress toward resolution of the Nova Hut and ICF Consulting matters referred to above, and also on progress in resolving other claims filed in the Old Kaiser bankruptcy proceedings. At the present time, the Company anticipates that a redemption of preferred stock will be made prior to the end of calendar year 2002.

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

        At the present time, the Company has outstanding preferred stock and common stock issued pursuant to the terms of the Plan. As previously disclosed, the Company believes that its current capital structure is not tax efficient, in that the dividends paid on its outstanding preferred stock at the rate of 7% of the liquidation preference thereof may not be deductible for federal and state income tax purposes. Accordingly, the Company is evaluating a transaction under which it might exchange notes for some or all of its outstanding preferred stock. This evaluation is not yet complete, and the results of that analysis to date suggest that an exchange of all of the outstanding preferred stock would not be effected. However, it is likely that if transacted, such exchange would be governed by the terms of definitive documentation that would be distributed to holders of the Company's New Preferred.

        In August 2002, the Company received notification that a $0.6 million certificate of deposit, formerly collateralizing a letter of credit previously required by Vermont insurance regulators of its wholly owned captive insurance company, will be released from restriction.

        The Company has obligations to pay dividends on outstanding New Preferred at June 30, 2002. Accordingly, the Company is required to present the following table assuming that no preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, the Company is not representing intentions with regard to the timing of preferred stock redemptions). The effect these obligations are expected to have on the Company's liquidity and cash flow in future periods are as follows:

	Total	Less Than One Year	One to Three Years	After Three Years
Preferred Stock dividends	$23,880	$4,342	$8,684	$10,854

        Other Matters:    The Company has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities comprising Kaiser Holdings. Additionally, the Company believes contingent liabilities may exist in the areas described in Note 7 to the Consolidated Financial Statements.

RISK FACTORS RELATING TO KAISER HOLDINGS AND
FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission and written or oral statements made by the Company's officers and directors to press, potential investors, securities analysts and others, may contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 31E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution, cash availability, stock redemption plans, contract awards and performance, potential acquisitions and joint ventures, and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, including those described below, the forward-looking events might or might not occur.

Kaiser Group Is Dependent on Kaiser-Hill's Performance and Wind-Down of Nova Hut Project

        The Company's long-term future profitability will be dependent, to a significant extent, on the performance of Kaiser-Hill under its Closure Contract with the DOE. Kaiser-Hill serves as the general contractor at the Rocky Flats Environmental Technology site near Denver, Colorado, a former DOE nuclear weapons production facility. Kaiser-Hill's contract with the DOE includes a performance fee based upon a combination of the actual costs incurred to complete the site closure and the actual date of completion of the closure. If Kaiser-Hill fails to complete the closure within the target cost for the project or fails to complete the closure by March 31, 2007, Kaiser-Hill's fee will be reduced to a level significantly less than the fee estimate currently being used to recognize income on the project and further reduced by 30% of the costs incurred after the target date, up to a maximum of $20 million.

        Kaiser-Hill has historically incurred certain expenses that are not reimbursable by the DOE pursuant to the Federal Acquisition Regulations. Accordingly such expenses, which Kaiser-Hill estimates could approximate up to 15%-20% of the total award fee, would be deducted from the total fee prior to any distributions of net fee to either of the Kaiser-Hill parent companies. For reasons similar to those described in "Performance Risks Associated with Kaiser-Hill's work at DOE's Rocky

Flats Site" below, it is difficult to estimate either the amount of net fee to be distributed to the owners of Kaiser-Hill and or the effect, if any, that such unreimbursable costs would have on the Company's future cash flows.

        The Company's cash flow is also dependent on the resolution of disputes relating to Kaiser Netherlands' performance under its fixed-price contract for turnkey engineering and construction services relating to the Nova Hut project and on the ability of Nova Hut, which is in financial difficulty, to pay for such services.

Performance Risks Associated with Kaiser-Hill's Work at DOE's Rocky Flats Site

        The clean-up and closure of the DOE's Rocky Flats site involve substantial performance risks. Among other things, Kaiser-Hill's activities at the Rocky Flats site involve the clean-up, packaging and transportation of nuclear waste, and the demolition and destruction of facilities where nuclear weapons components were previously produced. Some of these activities have not been previously performed elsewhere, and therefore require the development of innovative and untested approaches. Kaiser-Hill emphasizes safety in its performance, but the nature of the Rocky Flats site and the activities of Kaiser-Hill and its subcontractors at the site are such that serious injuries, or even deaths, are possible. Significant safety incidents at the site could stop or significantly impede the progress of work being performed at the site by Kaiser-Hill and its subcontractors. The DOE contract contemplates that all, or substantially all, of the nuclear waste at Rocky Flats will be transported to other sites operated or managed by the DOE. The appropriate sites for storage of certain of those nuclear wastes have not yet been identified. In addition, third-party objections have arisen with regard to the transportation and storage of nuclear waste at certain sites previously scheduled by the DOE to receive waste from Rocky Flats, including the DOE's Savannah River site in South Carolina. Deliveries of waste to the Savannah River site were delayed as a result of objections interposed by the Governor of South Carolina. Although deliveries to the Savannah River site have begun, it is possible that similar objections will be raised with respect to the transportation and storage of waste from Rocky Flats at other DOE sites. Although the DOE contract contemplates that the DOE is responsible for providing transportation and storage sites for nuclear waste from Rocky Flats, an ongoing inability to ship plutonium and other nuclear waste to DOE sites poses a substantial risk to the timely closure of the Rocky Flats site, and could interfere with Kaiser-Hill's ability to earn the fees to which Kaiser-Hill believes it should be entitled.

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

Absence of a Business Plan Beyond Kaiser-Hill and Nova Hut Project; Possible New Activities

        Apart from the risks associated with Kaiser-Hill's performance under its contract with the DOE, the resolution of the dispute regarding the Nova Hut project, and Nova Hut's ability to pay Kaiser Netherlands, the Company's long-term future profitability will be dependent, to a significant extent, on its ability to develop a business plan for ongoing operations. It is possible that the Company's ongoing business plan will be limited to resolving issues related to the Nova Hut project and participating in the activities of Kaiser-Hill. The Board of Directors of the Company is considering whether the Company should attempt to develop a new revenue base. Such efforts could, for example, attempt to take advantage of the Company's successful history of performing in the government services market, both independently and through Kaiser-Hill. Efforts of the Company to develop a revenue base separate from Kaiser-Hill may involve start-up activities that involve risks peculiar to activities of this type.

Ability to Obtain Performance Guaranties

        Given Old Kaiser's history, the Company may not be able to obtain satisfactory contract performance guaranty mechanisms, such as performance bond and letters of credit, at all or on satisfactory terms, to the extent such mechanisms are needed for new projects. These factors could limit the nature of the business activities in which the Company could engage should the Company decide to attempt to develop a new revenue base apart from Kaiser-Hill.

Uncertainties Concerning Adequacy of Funds

        There can be no assurance that the Company will be able to continue to generate sufficient funds to meet its obligations, notwithstanding the significant improvements in the Company's operations and financial condition. Although the Company believes it will be able to generate sufficient funds to meet its working capital needs for the foreseeable future, its ability to gain access to additional capital, if needed, cannot be assured.

Risks Related to Old Kaiser's Reorganization and Related Estimates and Assumptions

        As with any plan of reorganization or other financial transaction, there are certain risk factors that must be considered in connection with the Company in relation to Old Kaiser's reorganization. All risk factors cannot be anticipated, some events will develop in ways that were not foreseen, and many or all of the assumptions used in connection with the Plan of Reorganization and the Company's periodic financial statements will not be realized exactly as assumed. Some or all of such variations may be material.

        Some of the principal risks associated with Old Kaiser's reorganization include the following:

  •
  The total amount of all allowed claims in the bankruptcy cases may be materially in excess of the estimated amounts of allowed claims assumed in the Company's financial statements. The amount and timing of the distributions that will ultimately be received by any particular holder of an allowed claim in any class may be materially and adversely affected should the assumptions be exceeded as to any class of claims.

  •
  There are substantial uncertainties relating to the resolution of disputes between Kaiser Netherlands and Nova Hut concerning the Nova Hut project and Nova Hut's financial capacity to pay the substantial amounts the Company believes are due to Kaiser Netherlands.

  •
  Due to delays in confirmation of the Plan of Reorganization, the resolution of claims, uncertainties concerning the Nova Hut project and other factors, the amount of cash available for distribution under the Plan of Reorganization may be less than previously anticipated.

  •
  The settlement agreement with ICF Consulting has not been completely executed and the ultimate recoverability of the ICF Consulting notes and related accrued interest can not been assured as of August 13, 2002.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2. CHANGES IN SECURITIES

(a)
None
(b)
None
(c)
None
(d)
Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)
None
(b)
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the May 31, 2002 Annual Meeting of Shareholders, the only matter up for vote was the election of directors. The following individuals were elected to a one-year term expiring at the 2003 Annual Meeting of Shareholders, and the total number of votes cast for and withheld for each were as follows:

	For	Withheld	Total
Jon B. Bennett	1,162,980.7	4,521.7	1,167,502.4
John T. Grigsby, Jr.	1,122,839.6	44,662.8	1,167,502.4
James J. Maiwurm	1,162,915.7	4,586.7	1,167,502.4

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
The exhibits filed as part of this report are listed below:

Exhibit No. 2—Plan of Acquisition, reorganization, arrangement, liquidation or succession

2(a) Amended Plan of Reorganization (Incorporated by reference to Exhibit 2 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

Exhibit No. 3—Articles of Incorporation and By-laws of the Registrant

3(a) Certificate of Incorporation of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

3(b) By-laws of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

Exhibit No. 4—Instruments Defining the Rights of Security Holders, including Indentures

4(a) Form of Put Agreement relating to preferred stock of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

Exhibit No. 10—Material Contracts

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

10(l) Master Transaction Agreement between Hatch Associates, Inc. and Kaiser Group International, Inc. dated July 6, 2000 (Incorporated by reference to Exhibit 10(q) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

10(m) Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(r) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

Exhibit No. 10—Material Contracts (management contracts, compensatory plans, or arrangements.)

10(n) Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 19, 2000 (Incorporated by reference to Exhibit No. 10(ll) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

Exhibit No. 21—Consolidated Subsidiaries of the Registrant as of May 1, 2002

Exhibit No. 99.1—Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 99.2—Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K

On June 5, 2002, the Company filed a Current Report on Form 8-K. Pursuant to Item 5 of such Report, the Company reported on recent developments surrounding the resolution of several claims, the likelihood of a preferred stock redemption and other considerations relative to its capital structure.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.
(Registrant)
Date: August 13, 2002	/s/ MARIJO L. AHLGRIMM Marijo L. Ahlgrimm Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)