Form 10-Q
period 2002-09-30
KAISER GROUP HOLDINGS INC
filed 2002-11-14
CIK 856200

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        On November 12, 2002, there were 1,590,062 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

INDEX TO FORM 10-Q

Page
Part I—Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets— September 30, 2002 and December 31, 2001	3
Consolidated Statements of Operations and Comprehensive Income Three and Nine Months Ended September 30, 2002 and 2001	4
Consolidated Statements of Cash Flows— Nine Months Ended September 30, 2002 and 2001	5
Notes to Consolidated Financial Statements	6-19
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
Part II—Other Information
Item 1. Legal Proceedings	28
Item 2. Changes in Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits and Reports on Form 8-K	28-31
Signatures	31

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,820	$8,848
Restricted cash and cash equivalents	18,857	15,844
Marketable securities available for sale	—	6,489
Prepaid expenses and other current assets	1,858	1,843
Net assets of discontinued operations	6,000	6,000

Total Current Assets	37,535	39,024

Other Assets
Investments in and advances to affiliates	29,784	29,229
Notes receivable	6,442	6,550
Deferred tax assets	5,011	5,785
Other long-term assets	182	303

	41,419	41,867

Total Assets	$78,954	$80,891

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$596	$730
Post-retirement benefit plan obligation	7,263	7,473
Other accrued expenses	7,367	4,776
Preferred stock dividend payable	654	731
Income taxes payable	1,062	1,340

Total Current Liabilities	16,942	15,050
Commitments and contingencies
Preferred stock, par value $.01 per share:
Authorized — 2,000,000 shares
Issued — 1,136,707 and 1,136,024 shares at September 30, 2002 and December 31, 2001, respectively
Outstanding — 1,017,120 and 1,136,024 shares at September 30, 2002 and December 31, 2001, respectively and stated at liquidation value of $55 per share	62,519	62,481
Common stock, par value $.01 per share:
Authorized — 3,000,000 shares
Issued and outstanding — 1,590,062 and 1,585,239 shares at September 30, 2002 and December 31, 2001, respectively	16	16
Capital in excess of par	4,671	7,947
Accumulated deficit	(1,175)	(4,957)
Treasury stock, 119,587 and 0 preferred shares at cost at September 30, 2002 and December 31, 2001, respectively	(3,983)	—
Accumulated other comprehensive (loss) income	(36)	354

Total Liabilities and Shareholders' Equity	$78,954	$80,891

See notes to consolidated financial statements

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September, 30
	2002	2001	2002	2001
Gross Revenue	—	—	—	—
Subcontract and direct material costs	—	—	—	—

Service Revenue	—	—	—	—
Operating Expenses
Administrative expenses	1,735	2,240	7,004	8,843

Operating Loss	(1,735)	(2,240)	(7,004)	(8,843)
Other Income
Equity income in earnings of affiliate, net of amortization of $881 for each of the three months ended September 30, 2002 and 2001 and $2,643 for each of the nine months ended September 30, 2002 and 2001	3,678	2,843	10,704	8,665
Gain on sale of securities	—	—	106	—
Gain on sale of investment	3,371	—	3,371	—
Write-off of notes receivable and accrued interest	(1,320)	—	(1,320)	—
Interest income	265	429	524	1,755

Income from Continuing Operations Before Income Tax	4,259	1,032	6,381	1,577
Income tax expense	(1,476)	(801)	(2,402)	(1,815)

Income (Loss) From Continuing Operations	2,783	231	3,979	(238)
Loss from discontinued operations, net of tax	—	(51)	(197)	(418)

Net Income (Loss)	2,783	180	3,782	(656)
Preferred stock dividends	(1,017)	(1,102)	(3,189)	(1,989)

Income (Loss) Applicable to Common Shareholders	$1,766	$(922)	$593	$(2,645)

Basic and Diluted Loss Per Common Share:
Continuing operations, net of tax	$1.11	$(0.55)	$0.49	$(2.27)
Discontinued operations, net of tax	—	(0.03)	(0.12)	(0.43)

Net Income (Loss) Per Share	$1.11	$(0.58)	$0.37	$(2.70)

Weighted average shares for basic and diluted earnings per common share	1,590	1,585	1,589	980

Comprehensive Income
Net Income (Loss)	$2,783	$180	$3,782	$(656)
Other Comprehensive Income (Loss):
Realization of gain on securities, net of tax	—	—	(393)	—
Change in cumulative foreign translation adjustments	(7)	(4)	3	(43)

Total Comprehensive Income (Loss)	$2,776	$176	$3,392	$(699)

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months ended September 30,
	2002	2001
	(Unaudited)
Operating Activities:
Net income (loss)	$3,782	$(656)
Adjustments to reconcile net income to net cash used in operating activities:
Loss of discontinued operations, net of tax	197	418
Deferred taxes related to continuing operating activities	1,015	—
Gain on sale of securities	(106)	—
Gain on sale of investment	(3,371)	—
Equity in unconsolidated affiliate	(10,704)	(8,665)
Write-off of note receivable and accrued interest	1,320	—
Changes in operating assets and liabilities:
Contract receivables, net	—	1,566
Prepaid expenses and other current assets	(679)	409
Accounts payable and accrued expenses	1,502	(4,767)
Income taxes payable	(278)	763
Other operating activities	109	795

Net Cash Used In Operating Activities before claims Resolution	(7,213)	(10,137)
Distributions to allowed Class 3 claim holders	—	(912)

Net Cash Used in Operating Activities	(7,213)	(11,049)

Investing Activities:
Distributions from 50% owned affiliate	9,000	6,200
Proceeds from sale of investment	4,521	—
Proceeds from sale of securities	5,961	—

Net Cash Provided by Investing Activities	19,482	6,200

Financing Activities:
Establishment of cash reserve for unresolved claims	—	(12,331)
Distribution to allowed Class 4 claim holders	—	(12,793)
Repurchase of New Common stock pursuant to buy back	—	(125)
Release of restricted cash	1,435	—
Transfer to restricted cash	(4,508)	—
Payment of preferred stock dividends	(3,241)	(1,257)
Purchase of preferred treasury stock	(3,983)	—

Net Cash (Used by) Provided by Financing Activities	(10,297)	(26,506)

Increase (decrease) in Cash and Cash Equivalents	1,972	(31,355)
Cash and Cash Equivalents at Beginning of Period	8,848	41,344

Cash and Cash Equivalents at End of Period	$10,820	$9,989

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

        These statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the September 30, 2002 financial statements.

        Kaiser Group Holdings, Inc. is a Delaware holding company that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. (Old Kaiser), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with an approved plan of reorganization (the Second Amended Plan of Reorganization (Plan)) that was effective on December 18, 2000 (Effective Date). The Company is deemed a "successor issuer" to Old Kaiser by virtue of Rule 12g-3(a) under the Securities Exchange Act of 1934. References to the "Company" or "Kaiser Holdings" in this report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser.

        Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

  •
  the ownership of a 50% interest in Kaiser-Hill Company, LLC (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy's (DOE) Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site. See Note 7 for summarized financial information.

  •
  the closeout and resolution of disputes of a completed contract for the engineering and construction of a steel mini-mill for Nova Hut in the Czech Republic (Nova Hut project).

  •
  the holding of an interest-bearing promissory note from ICF Consulting Group, Inc. (ICF Consulting), a division that Old Kaiser sold in 1999.

  •
  a wholly owned captive insurance company that is no longer issuing new policies and is simply involved in resolving remaining claims.

  •
  an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

        The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), requires that under certain circumstances resulting from a bankruptcy, a new entity is created for financial reporting purposes upon the emergence of that entity from bankruptcy. Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of shareholders' equity, and any accumulated deficit of the predecessor entity is offset against available paid-in-capital to result in an emerging retained earnings of zero. Additionally, assets and liabilities were recorded at their fair values.

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

        In very general terms, the Plan contemplated three basic classes of creditors:

  •
  Allowed "Class 3 claims" against the Old Kaiser bankruptcy estate generally consisted of trade and similar creditors' claims of $20,000 or less. Holders of allowed Class 3 claims received cash for their claims.

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

        To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001, establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, the parties are thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $94.9 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $0.9 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of November 12, 2002, the amount of unresolved claims was approximately $43.2 million. The Company expects that substantial progress will continue to be made in the resolution of claims over the balance of 2002. The Company currently believes that the amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $150.0 million. As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan. The Company intends to continue to use this settlement alternative during its resolution of remaining Class 4 claims, but has no ability to determine the effect of the outcome on its overall financial condition in the event such settlements are accepted in the future.

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

        At the present time, the Company has outstanding preferred stock and common stock issued pursuant to the terms of the Plan. As previously disclosed, the Company believes that its current capital structure is not tax efficient, in that the dividends paid on its outstanding preferred stock at the rate of 7% of the liquidation preference thereof may not be deductible for federal and state income tax purposes. Accordingly, the Company is evaluating a transaction under which it might exchange notes for some or all of its outstanding preferred stock. On October 18, 2002 the Company filed a registration statement with the Securities and Exchange Commission concerning such an exchange. Although the Company currently plans to proceed with the proposed exchange, its terms have not been fixed and there can be no assurance that it will be completed.

3.
Notes Receivable

        Kaiser Holdings formerly owned a 10% interest in ICF Consulting, a privately held entity. This interest was retained by Old Kaiser when it sold its Consulting Group in June 1999. In connection with the sale, the Company accepted two promissory notes as part of the total consideration received. Principal payments on an escrowed and non-escrowed note, in the amounts of $3,250,000 and $3,300,000, respectively, were due June 25, 2006. As a result of a technical default of financial covenants in its senior credit agreement, ICF Consulting had not made interest payments on the notes since inception in 1999. Under the terms of the notes, overdue interest bears interest at 12 1/2% per annum.

        In June 2002, a settlement was reached between the Company and ICF Consulting, whereby the Company agreed to restructure the ICF Consulting notes totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new promissory note of $6.4 million (New Note) bearing interest at 8.5% per annum. In return ICF Consulting agreed to withdraw all claims against the Company, release cash in escrow and purchase the Company's 10% ownership in ICF Consulting, carrying value of $1.2 million, for $4.5 million. On September 30, 2002, all terms of the settlement agreement between the Company and ICF Consulting had been implemented. Due to uncertainties about the ultimate collectibility of the note and accrued interest, and considering the fact that ICF Consulting had defaulted on the previously held ICF Consulting notes, the Company has recorded a contingency reserve of $0.5 million in respect of the New Note.

4.
Treasury Stock

        Pursuant to approval by the Company's Board of Directors, in 2002, the Company has purchased 119,587 shares of outstanding New Preferred at prices ranging from $25.62 to $34.02 per share. The shares are carried at cost.

5.
Earnings Per Share

        Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for the period ended September 30, 2002 retroactively adjusts for the conversion of the Old Common to New Common effective with the adoption of fresh-start reporting. As additional distributions of New Common are made to holders of newly allowed Class 4 claims, the conversion ratio of 96 shares may be adjusted to reflect the final total number of shares of New Common (as discussed in Note 2).

        Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period. Pursuant to the Plan that was effective as of December 18, 2000, all then outstanding common stock equivalents were cancelled. Accordingly, no anti-dilutive information is presented herein.

        In 2002, the effect of preferred dividends of $1.0 million and $3.2 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2002, respectively. In 2001, the effect of preferred dividends of $1.1 million and $2.0 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2001.

6.
Net Assets of Discontinued Operations

        The components of the "Net Assets of Discontinued Operations" consist entirely of the carrying value of the net assets of the Nova Hut project. Based on the Company's continued concern over Nova Hut's financial difficulties, the uncertainties of a possible settlement involving the bankruptcy court-sponsored mediation and the uncertainties of a possible settlement or ruling in the context of a possible future international arbitration proceeding, in the fourth quarter of 2001 the Company established additional reserves at December 31, 2001 to reduce the net carrying value of the remaining Nova Hut project to $6.0 million.

7.
Summarized Financial Information of Kaiser-Hill

        Summarized unaudited financial information of Kaiser-Hill is as follows for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Gross revenue	$182,285	$213,029	$490,724	$541,292
Subcontracts and materials	120,492	165,362	321,710	400,521

Service revenue	61,793	47,667	169,014	140,771
Operating expenses	(52,723)	(40,275)	(142,455)	(118,566)
Other income	47	57	134	411

Net income	$9,117	$7,449	$26,693	$22,616

8.
Contingencies

        Kaiser Holdings has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising Kaiser Holdings. Additionally, the Company believes contingent liabilities may exist in the following areas:

Nova Hut

        Although Old Kaiser sold its Metals, Mining and Industry business unit in August, 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the Nova Hut project. After construction of the steel mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project. Rather, Nova Hut asserted that the first test was not successful. To date, this dispute has not been resolved, and the Company has resorted to legal proceedings to enforce its rights and those of its subsidiary. The primary legal venue at this time is the Delaware bankruptcy proceedings for Old Kaiser, where Old Kaiser has asserted claims against Nova Hut and the International Finance Corporation (IFC), while rejecting substantial claims involving contract breach from Nova Hut and the IFC. The claims filed by Nova Hut and the IFC in the Delaware bankruptcy court have been withdrawn. The Company's claims remain active. The cost of the litigation of this dispute, as well as the cost of maintaining an ongoing presence in Ostrava, Czech Republic, has had, and may continue to have, a negative impact on the cash flow of Kaiser Netherlands and the Company.

        In February 2002, representatives of the Company, Nova Hut and the IFC met under the auspices of a Delaware bankruptcy court-sponsored mediation. The details of these discussions are subject to a confidentiality agreement. At the date of this Report, the Company continues to pursue claims against Nova Hut and the IFC through the Delaware bankruptcy court proceedings and the court-sponsored mediation. However, there are still no assurances that settlement will ultimately be achieved in this matter.

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

        The clean-up and closure of the DOE's Rocky Flats site involve substantial performance risks. Among other things, Kaiser-Hill's activities at the Rocky Flats site involve the clean-up, packaging and transportation of nuclear waste, and the demolition and destruction of facilities where nuclear weapons components were previously produced. Some of the activities have not been previously performed elsewhere, and therefore require the development of innovative and untested approaches. Kaiser-Hill emphasizes safety in its performance, but the nature of the Rocky Flats site and the activities of Kaiser-Hill and its subcontractors at the site are such that serious injuries, or even deaths, are possible. Significant safety incidents at the site could stop or significantly impede the progress of work being performed at the site by Kaiser-Hill and its subcontractors. The DOE contract contemplates that all, or substantially all, of the nuclear waste at Rocky Flats will be transported to other sites operated or managed by the DOE. The appropriate sites for storage of certain of those nuclear wastes have not yet been identified. In addition, objections have arisen from time to time with regard to the transportation and storage of nuclear waste at certain sites previously scheduled by the DOE to receive waste from Rocky Flats, including the DOE's Savannah River site in South Carolina. Deliveries of waste to the Savannah River site were delayed as a result of objections interposed by the Governor of South Carolina. Deliveries to the Savannah River site have begun, but it is possible that similar objections will be raised with respect to the transportation and storage of waste from Rocky Flats at other DOE sites. Although the DOE contract contemplates that the DOE is responsible for providing transportation and storage sites for nuclear waste from Rocky Flats, an ongoing inability to ship plutonium and other nuclear waste to DOE sites poses a substantial risk to the timely closure of the Rocky Flats site, and could interfere with Kaiser-Hill's ability to earn fees to which Kaiser-Hill believes it should be entitled.

        As the contract between Kaiser-Hill and the DOE is cost-reimburseable in nature, the costs invoiced by Kaiser-Hill for reimbursement by the DOE are subject to audit by the U.S. government.

Also since the inception of Kaiser-Hill, the Company invoiced certain management oversight costs to Kaiser-Hill. Government audits at Kaiser-Hill are in-process for the years of the predecessor contract which ran from 1995 until January 2000. Although Kaiser-Hill and the Company have historically provided for their estimates of disallowed costs on cost-reimburseable contracts, uncertainties exist with regard to whether government audits will result in any disallowed costs needing to be refunded to the government customer. The continued adequacy of provisions for reserves with regard to unallowable costs is reviewed regularly.

        With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of September 30, 2002 and December 31, 2001, Kaiser-Hill had no outstanding balances on its revolving credit facility.

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

        Upon exercise of a put, KGP will pay an exercising holder 100% of the liquidation preference of the New Preferred that is the subject of the KGP Put Rights, plus all accrued and unpaid dividends on the New Preferred. KGP will purchase shares of New Preferred on a pro rata basis based upon the number of shares of preferred stock as to which puts have been properly exercised, but only up to the amount of the available net after-tax proceeds from triggering events. KGP will not purchase any fractional shares. KGP Put Rights will not become exercisable more frequently than every 12 months unless the cumulative amount of available net after-tax proceeds from triggering events is at least $3 million. KGP Put Rights are transferable, except that the KGP Put Rights shall cease to be transferable if KGP determines that any further transfer would require registration of the KGP Put Rights as a class of securities under the Securities Exchange Act of 1934. Kaiser Holdings does not presently plan to arrange for trading of the KGP Put Rights.

Redemption of New Preferred

        The Company has the option to redeem the New Preferred at any time, in whole or in part, at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. In addition, any net proceeds in excess of $3 million in a calendar year received by the Company or any of its direct or indirect subsidiaries from the disposition of assets to an unaffiliated party outside of the ordinary course of business must be used to redeem New Preferred at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. Furthermore, to the extent that certain categories of cash are received from Nova Hut, it must be used to redeem New Preferred at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends.

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

9.
Guarantor Subsidiaries

        In light of a planned issuance of approximately $40 million of notes to be exchanged for New Preferred, and in accordance with applicable SEC rules, the Company has included financial information for any wholly owned subsidiary of Kaiser Group Holdings, Inc. (Subsidiary Guarantor) which unconditionally will guarantee the payment of the principal and interest on the proposed exchange notes if issued. The Subsidiary Guarantor will be Kaiser Government Programs, Inc.

        Condensed consolidating financial information for Kaiser Group Holdings, Inc. (Parent Company) and Non-Guarantor Subsidiaries and the Subsidiary Guarantor follow on pages 12-19. The information is unaudited. Investments in subsidiaries have been presented using the equity method of accounting. The Company does not have a formal tax-sharing arrangement with its subsidiaries and has allocated taxes to its subsidiaries based on the Company's overall effective tax rate.

Kaiser Group Holdings, Inc. and Subsidiaries

Consolidating Balance Sheet
September 30, 2002
(In thousands)

	Parent and Non-Guarantor Subsidiaries	Subsidiary Guarantor	Eliminations	Kaiser Group Holdings, Inc. Consolidated
Assets
Current Assets
Cash and cash equivalents	$10,820	$—	$—	$10,820
Restricted cash and cash equivalents	18,857	—	—	18,857
Intercompany receivables, net	(38,051)	38,051	—	—
Prepaid expenses and other current assets	1,858	—	—	1,858
Net assets of discontinued operations	6,000	—	—	6,000

Total Current Assets	(516)	38,051	—	37,535

Other Assets
Investment in and advances to affiliates	59,627	26,983	(56,826)	29,784
Notes receivable	6,442	—	—	6,442
Deferred tax assets	8,220	(3,209)	—	5,011
Other long-term assets	182	—	—	182

	74,471	23,774	(56,826)	41,419

Total Assets	$73,955	$61,825	$(56,826)	$78,954

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and other accrued expenses	$596	$—	$—	$596
Post-retirement benefit plan obligation	7,263	—	—	7,263
Other accrued expenses	7,367	—	—	7,367
Preferred stock dividend payable	654	—	—	654
Income taxes payable	(2,820)	3,882	—	1,062

Total Current Liabilities	13,060	3,882	—	16,942
Commitments and Contingencies
Preferred stock	62,519	—	—	62,519
Common Stock	6,882	1	(6,867)	16
Capital in excess of par	46,838	—	(42,167)	4,671
Accumulated Earnings (Deficit)	(51,325)	57,942	(7,792)	(1,175)
Treasury stock	(3,983)	—	—	(3,983)
Accumulated other comprehensive (loss) income	(36)	—	—	(36)

Total Liabilities and Shareholders' Equity	$73,955	$61,825	$(56,826)	$78,954

Kaiser Group Holdings, Inc. and Subsidiaries

Consolidating Balance Sheet
December 31, 2001
(In thousands)

	Parent and Non-Guarantor Subsidiaries	Subsidiary Guarantor	Eliminations	Kaiser Group Holdings, Inc. Consolidated
Assets
Current Assets
Cash and cash equivalents	$8,848	$—	$—	$8,848
Restricted cash and cash equivalents	15,844	—	—	15,844
Marketable securities available for sale	6,489	—	—	6,489
Intercompany receivables, net	(25,842)	25,842	—	—
Prepaid expenses and other current assets	1,843	—	—	1,843
Net assets of discontinued operations	6,000	—	—	6,000

Total Current Assets	13,182	25,842	—	39,024

Other Assets
Investment in and advances to affiliates	60,875	25,280	(56,926)	29,229
Notes receivable	6,550	—	—	6,550
Deferred tax assets	5,785	—	—	5,785
Other long-term assets	303	—	—	303

	73,513	25,280	(56,926)	41,867

Total Assets	$86,695	$51,122	$(56,926)	$80,891

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and other accrued expenses	$730	$—	$—	$730
Accrued salaries and benefits	7,473	—	—	7,473
Other accrued expenses	4,776	—	—	4,776
Preferred stock dividend payable	731	—	—	731
Income taxes payable	1,340	—	—	1,340

Total Current Liabilities	15,050	—	—	15,050
Commitments and Contingencies
Preferred stock	62,481	—	—	62,481
Common Stock	6,882	1	(6,867)	16
Capital in excess of par	50,114	—	(42,167)	7,947
Accumulated Earnings (Deficit)	(48,186)	51,121	(7,892)	(4,957)
Treasury stock	—	—	—	—
Accumulated other comprehensive (loss) income	354	—	—	354

Total Liabilities and Shareholders' Equity	$86,695	$51,122	$(56,926)	$80,891

Kaiser Group Holdings, Inc. and Subsidiaries

Consolidating Statement of Operations and Comprehensive Income
Nine months ended September 30, 2002
(In thousands)

	Parent and Non-Guarantor Subsidiaries	Subsidiary Guarantor	Eliminations	Kaiser Group Holdings, Inc. Consolidated
Gross Revenue	$—	$—	$—	$—
Subcontract and direct material costs	—	—	—	—

Service Revenue	—	—	—	—
Operating Expenses
Administrative expenses	7,004	—	—	7,004

Operating Income (Loss)	(7,004)	—	—	(7,004)

Other Income (Expense)
Equity income in earnings of affiliate	6,822	10,704	(6,822)	10,704
Gain on sale of securities	106	—	—	106
Gain on sale of investment	3,371			3,371
Write-off of notes receivable	(1,320)	—	—	(1,320)
Interest income	524	—	—	524

Income (Loss) From Continuing Operations Before Income Tax Expense	2,499	10,704	(6,822)	6,381
Income tax (expense) benefit	1,480	(3,882)	—	(2,402)

Income (Loss) From Continuing Operations	3,979	6,822	(6,822)	3,979
Loss from discontinued operations (net of tax)	(197)	—	—	(197)

Net Income (Loss)	$3,782	$6,822	$(6,822)	$3,782

Kaiser Group Holdings, Inc. and Subsidiaries

Consolidating Statement of Operations and Comprehensive Income
Three months ended September 30, 2002
(In thousands)

	Parent and Non-Guarantor Subsidiaries	Subsidiary Guarantor	Eliminations	Kaiser Group Holdings, Inc. Consolidated
Gross Revenue	$—	$—	$—	$—
Subcontract and direct material costs	—	—	—	—
Service Revenue	—	—	—	—
Operating Expenses
Administrative expenses	1,735	—	—	1,735

Operating Income (Loss)	(1,735)	—	—	(1,735)
Other Income (Expense)
Equity income in earnings of affiliate	2,566	3,678	(2,566)	3,678
Gain on sale of investment	3,371	—	—	3,371
Write-off of notes receivable	(1,320)	—	—	(1,320)
Interest income	265	—	—	265

Income (Loss) From Continuing Operations Before Income Tax Expense	3,147	3,678	(2,566)	4,259
Income tax (expense) benefit	(364)	(1,112)	—	(1,476)

Income (Loss) From Continuing Operations	2,783	2,566	(2,566)	2,783
Loss from discontinued operations (net of tax)	—	—	—	—

Net Income (Loss)	$2,783	$2,566	$(2,566)	$2,783

Kaiser Group Holdings, Inc. and Subsidiaries

Consolidating Statement of Operations and Comprehensive Income
Nine months ended September 30, 2001
(In thousands)

	Parent and Non-Guarantor Subsidiaries	Subsidiary Guarantor	Eliminations	Kaiser Group Holdings, Inc. Consolidated
Gross Revenue	$—	$—	$—	$—
Subcontract and direct material costs	—	—	—	—

Service Revenue	—	—	—	—
Operating Expenses
Administrative expenses	8,843	—	—	8,843

Operating Income (Loss)	(8,843)	—	—	(8,843)
Other Income (Expense)
Equity income in earnings of affiliate	4,067	8,665	(4,067)	8,655
Interest income	1,755	—	—	1,755

Income (Loss) From Continuing Operations Before Income Tax Expense	(3,021)	8,655	(4,067)	1,577
Income tax (expense) benefit	2,783	(4,598)	—	(1,815)

Income (Loss) From Continuing Operations	(238)	4,067	(4,067)	(238)
Loss from discontinued operations (net of tax)	(418)	—	—	(418)

Net Income (Loss)	$(656)	$4,067	$(4,067)	$(656)

Kaiser Group Holdings, Inc. and Subsidiaries

Consolidating Statement of Operations and Comprehensive Income
Three months ended September 30, 2001
(In thousands)

	Parent and Non-Guarantor Subsidiaries	Subsidiary Guarantor	Eliminations	Kaiser Group Holdings, Inc. Consolidated
Gross Revenue	$—	$—	$—	$—
Subcontract and direct material costs	—	—	—	—

Service Revenue	—	—	—	—
Operating Expenses
Administrative expenses	2,240	—	—	2,240

Operating Income (Loss)	(2,240)	—	—	(2,240)
Other Income (Expense)
Equity income in earnings of affiliate	1,328	2,843	(1,328)	2,843
Interest income	429	—	—	429

Income (Loss) From Continuing Operations Before Income Tax Expense	(483)	2,843	(1,328)	1,032
Income tax (expense) benefit	714	(1,515)	—	(801)

Income (Loss) From Continuing Operations	231	1,328	(1,328)	231
Loss from discontinued operations (net of tax)	(51)	—	—	(51)

Net Income (Loss)	$180	$1,328	$(1,328)	$180

Kaiser Group Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(In thousands)

	Parent and Non-Guarantor Subsidiaries	Subsidiary Guarantor	Eliminations	Kaiser Group Holdings, Inc. Consolidated
Net Cash Provided by (Used in) Operating Activities	$1,787	$(9,000)	$—	$(7,213)

Investing Activities
Distributions from 50% owned affiliate	—	9,000	—	9,000
Proceeds from sale of investment	4,521			4,521
Proceeds from sale of securities	5,961	—	—	5,961

Net Cash Provided by (Used in) Investing Activities	10,482	9,000	—	19,482

Financing Activities
Release of restricted cash	1,435	—	—	1,435
Transfer to restricted cash	(4,508)	—	—	(4,508)
Payment of preferred stock dividends	(3,241)			(3,241)
Purchase of preferred treasury stock	(3,983)	—	—	(3,983)

Net Cash Provided by (Used in) Financing Activities	(10,297)	—	—	(10,297)

Increase (Decrease) in Cash and Cash Equivalents	1,972	—	—	1,972
Cash and Cash Equivalents at Beginning of Period	8,848	—	—	8,848

Cash and Cash Equivalents at End of Period	$10,820	$—	$—	$10,820

Kaiser Group Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2001
(In thousands)

	Parent and Non-Guarantor Subsidiaries	Subsidiary Guarantor	Eliminations	Kaiser Group Holdings, Inc. Consolidated
Net Cash Provided by (Used in) Operating Activities	$(4,849)	$(6,200)	$—	$(11,049)

Investing Activities
Distributions from 50% owned affiliate	—	6,200	—	6,200

Net Cash Provided by (Used in) Investing Activities	—	6,200	—	6,200

Financing Activities
Establishment of cash reserve for unresolved claims	(12,331)	—	—	(12,331)
Distribution to allowed class 4 claim holders	(12,793)	—	—	(12,793)
Repurchase of New common stock pursuant to buy back	(125)	—	—	(125)
Payment of preferred stock dividends	(1,257)	—	—	(1,257)

Net Cash Provided by (Used in) Financing Activities	(26,506)	—	—	(26,506)

Increase (Decrease) in Cash and Cash Equivalents	(31,355)	—	—	(31,355)
Cash and Cash Equivalents at Beginning of Period	41,344	—	—	41,344

Cash and Cash Equivalents at End of Period	$9,989	$—	$—	$9,989

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

        On June 9, 2000, Kaiser Group International, Inc. and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. Kaiser Group International, Inc. emerged from bankruptcy with a confirmed Plan of Reorganization that was effective on December 18, 2000. We are a Delaware holding company formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc., but Kaiser Group International, Inc. continues to own the stock of its remaining subsidiaries. We are a "successor Issuer" to Kaiser Group International by virtue of Rule 12g-3(a) under the Securities Exchange Act of 1934.

        Under the Plan of Reorganization, Kaiser Group International, Inc. sold some of its businesses and made payments of cash, stock or notes to various classes of creditors. Currently, we are trying to resolve some outstanding creditors claims through an alternative dispute resolution process. We have only a limited number of activities, assets and liabilities, primarily consisting of the following:

  •
  We own Kaiser-Hill Company, LLC equally with CH2M Hill Companies Ltd. Kaiser-Hill is our major source of income. Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado.

  •
  We have a substantial claim, pending resolution, against Nova Hut a.s., the owner of a steel mini-mill for Nova Hut in the Czech Republic. The engineering and construction of the mini-mill was completed in 2000 by a subsidiary of Kaiser Group International, Inc. called Kaiser Netherlands, B.V.

  •
  Until September 30, 2002 we held a minority ownership interest in ICF Consulting Group, Inc. (a division that Kaiser Group International, Inc. sold in 1999). We continue to hold an 8 1/2% subordinated promissory note of ICF Consulting due June 25, 2006 in the principal amount of $6.4 million as a result of that transaction.

  •
  We have a wholly-owned captive insurance company that is no longer issuing new policies and is solely involved in resolving remaining claims made against previously issued policies.

  •
  We have an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

Kaiser-Hill

        Our major remaining asset and source of income is our 50% ownership interest in Kaiser-Hill Company, LLC, which we own equally with CH2M Hill Companies Ltd. CH2M Hill designates three of the five members of Kaiser-Hill's Board of Managers and we designate two members.

        Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy's Rocky Flats Environmental Technology Site near Denver, Colorado. Kaiser-Hill has performed since 1995 at this site, a former Department of Energy nuclear weapons production facility. Kaiser-Hill is working to stabilize and safely store radioactive materials at the site and other locations, clean up areas contaminated with hazardous and radioactive waste, and restore much of the 6,000 acre site to the public. The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of our long-term financial performance.

        Effective February 1, 2000, Kaiser-Hill was awarded a new contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to Department of Energy occupation. The economic terms of the new contract provide that Kaiser-Hill will earn revenue equal to the actual cost of completing the project in addition to a performance fee based on a combination of the actual cost of completing the site closure project and the actual date of completing the project. The performance fee will be based on targets in the contract for the cost and date of completing the project. The potential fee to be earned pursuant to the new contract ranges from $150 million to $460 million based on Kaiser-Hill's costs to complete the site closure being within the range of targeted completion cost of $3.6 billion and $4.8 billion, and completion at various dates between 2005 - 2007. If the project were completed for a total cost in excess of the target cost, then the potential fee would be reduced because Kaiser-Hill will be required to share 30% of all additional costs, subject to a maximum Kaiser-Hill liability of $20 million.

RESULTS OF RETAINED OPERATIONS

  Equity Income In Earnings of Affiliate

        Equity income in earnings of affiliate represents our 50% portion of the Kaiser-Hill net income.

        During early 2001, Kaiser-Hill reduced its estimate of total cost at completion to $4.5 billion from the original $4.8 billion. This reduction in estimated cost at completion had the financial statement result of increasing its accrual of the fee to be earned over the contract duration from $150.0 million to $180.0 million.

        Kaiser-Hill continued to make favorable progress on the closure contract during 2001 and, during the quarter ended December 31, 2001, amended its estimate for the physical contract completion date from December 31, 2007 to December 31, 2006 and changed its estimate of the total cost to be incurred during the closure contract duration to be below $4.0 billion. Kaiser-Hill management believes that its schedule progression and reductions in estimated total costs to date contribute to its being on course to earn a $340.0 million performance fee over the closure contract duration. Because Kaiser-Hill uses the percentage of completion method for the performance fee recognition on the closure contract, the effect of increasing its performance fee estimate on the project from $180.0 million to $340.0 million resulted in recording additional earnings of $15.8 million as a change in estimate in the fourth quarter. This adjustment was comprised of a revenue increase of $47.8 million, offset by $32.0 million in project contingency reserves. Despite the uncertainties relative to Kaiser-Hill performing on the contract so as to earn a possible $340.0 million in total performance fee, Kaiser-Hill has goals of further improving its ultimate project performance. Actual project performance is not free of risk, and the ability to accurately predict the ultimate results are highly uncertain. See "Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements" below.

        Kaiser-Hill has historically incurred expenses that are not reimbursable by the Department of Energy pursuant to the Federal regulations. Accordingly such expenses, which Kaiser-Hill estimates could approximate up to 15%—20% of the total award fee, would be deducted from the total fee earned by Kaiser-Hill prior to any distributions of net fees to either us or CH2M Hill Companies Ltd.

        Through 2000, the new contract allowed Kaiser-Hill to invoice the Department of Energy quarterly for the performance fee based on a $340 million target fee pool, less 50% retainage. Thereafter, the quarterly invoicing reverted to a formula such that, unless otherwise approved by Department of Energy, cumulative contract billings may not exceed the minimum fee of $150 million spread over a seven-year timeframe. Based on the Department of Energy's acknowledgement of and concurrence with Kaiser-Hill's revised closure estimates and resulting increase to the estimated performance fee to be earned over the contract duration, Kaiser-Hill has been able to increase the amount of its performance fee invoices to Department of Energy based on the $340 million target fee. However, such invoices will now be subject to the 50% retainage holdback payable at contract completion. Adjusted for the effects of the 50% retainage holdback, the performance fee invoices to Department of Energy increased by approximately $0.8 million per quarter beginning with the second quarter of 2002. In April 2002, we received $1.1 million representing the portion of back payments received from the Department of Energy related to the increase in the estimated performance fee.

        Invoice payments made by the Department of Energy to Kaiser-Hill, less certain Kaiser-Hill reimbursements, will continue to be distributed to Kaiser-Hill owners upon receipt. From the commencement of the new contract through September 30, 2002, we have received an aggregate of $23.6 million from such distributions.

        For the three and nine months ended September 30, 2002, the equity income in earnings of affiliate was $3.7 million and $10.7 million, respectively, an increase of $0.8 million and $2.0 million over the three and nine months ended September 30, 2001, respectively. The increases for the three and nine months ended September 30, 2002 are due to an increase in the estimated performance fee to be earned over the duration of Kaiser-Hill's performance under its Department of Energy contract. The higher estimated performance fee results from Kaiser-Hill's continued favorable progress on the closure project.

        In both the three and nine month periods ended September 30, 2002 and 2001, the equity income in earnings of affiliate is net of $2.7 million and $0.9 million, respectively, of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity. We increased the carrying value of this investment by $19.9 million as part of our adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

        Kaiser-Hill is reviewing and updating its closure and cost estimates under the contract and the adequacy of recorded reserves. Given the continued favorable progress on the project, Kaiser-Hill is also in discussion with the DOE regarding DOE approving another acceleration of the Kaiser-Hill invoicing to the DOE for the performance fee. Also given its favorable progress, we believe that Kaiser-Hill will make adjustments to reduce its recorded contingency reserves in the fourth quarter. At the date of this Report, however, Kaiser-Hill had not yet achieved several milestones which it believes necessary to accomplish prior to reducing the amount of recorded contingency reserves.

        In the future, as Kaiser-Hill continues to accrue its performance fee based on the $340 million level (less reserves deemed appropriate under the circumstances), and remains subject to a 50% retainage holdback on its performance fee invoicing, the level of unbilled accounts receivable on its balance sheet will begin to increase substantially. Kaiser-Hill will classify the 50% holdback portion of its performance fee invoicing as long-term unbilled accounts receivable on its balance sheet. The new contract also contains provisions for the Department of Energy to release portions of the retainage holdback prior to contract completion if the Department of Energy deems appropriate. Kaiser-Hill is not able to estimate whether any of the retainage holdback will be released prior to contract completion.

  Administrative Expenses

        Administrative expenses for the three and nine months ended September 30, 2002 were $1.8 million and $7.0 million, respectively, a decrease of $0.5 million and $1.8 million, respectively, compared to the three and nine months ended September 30, 2001. Although the majority of the administrative expenses are incurred for legal and professional fees associated with resolving Nova Hut and bankruptcy claims, the decrease in administrative expense is due primarily to reductions in staff salaries and benefits totaling $0.4 million and $1.3 million for the three and nine month periods. These decreases result from our progress in winding down the operations of Kaiser Group International. We anticipate further declines in general and administrative spending as remaining litigation and bankruptcy claims are resolved. Our cost to provide certain post-employment medical benefits to a capped group of retirees is also treated as an administrative expense. In both the three-month and nine-month periods ended September 30, 2002 and 2001, the expense related to this plan was $0.3 million and $0.9 million, respectively.

  Gain on Sale of Securities

        We acquired the common stock of Prudential Insurance Company through the demutualization in the fourth quarter of 2001 and recorded a gain of $5.9 million, net of income tax expense of $2.2 million. We disposed of this investment in February 2002 and recorded a gain of $106,000 at the time of the sale.

  Gain on Sale of Investment

        On September 30, 2002, the terms of a settlement agreement between us and ICF Consulting were implemented. Under this settlement, we restructured the ICF Consulting notes totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new promissory note of $6.4 million, resulting in a write-off of $0.8 million and establishment of a $0.5 million contingency reserve. In return ICF Consulting withdrew its claims against us, released cash in escrow totaling $0.8 million and purchased our 10% ownership in ICF Consulting, carrying value of $1.2 million, for $4.5 million. We recorded a gain of $3.4 million on the sale of the investment in ICF Consulting.

  Write-off of Notes Receivable and Accrued Interest

        As a result of the above mentioned settlement agreement with ICF Consulting, we recorded the new ICF Consulting note of $6.4 million and wrote off the remaining balance in the notes receivable and accrued interest totaling $0.8 million. In light of the fact that ICF Consulting had defaulted on the previously held ICF Consulting notes, we have also recorded a contingency reserve of $0.5 million due to uncertainties as to the ultimate collectibility of the new note and accrued interest.

  Interest Income

        Interest income for the three months ended September 30, 2002 was $0.3 million, a decrease of $0.1 million or 38.2% compared with the three months ended September 30, 2001. The decrease is due to a decrease in the available cash balances at September 30, 2002 compared to September 30, 2001 and a significant decrease in interest rates over the same time period. Interest income for the nine months ended September 30, 2002 was $0.5 million, a decrease of $1.2 million compared with the nine months ended September 30, 2001. This decrease is due to our discontinuance of the accruing of interest income on the ICF Consulting notes in the first quarter of 2002 due to uncertainties over the collectibility of the combined carrying value of the escrowed cash, the promissory notes and the interest receivable accrued since the ICF Consulting divestiture in June 1999.

        Interest income for the quarter ended September 2002 increased $0.1 million over the quarter ended June 30, 2002, due to the accrual of interest on the new ICF Consulting note at an annual rate of 8.5% commencing from the origination date of June 30, 2002. On October 31, 2002, we received the first regularly scheduled quarterly interest payment from ICF Consulting totaling $0.2 million, including interest from June 30, 2002 through October 31, 2002.

  Income Tax Expense

        We recorded an income tax expense of $1.5 million and $2.4 million on operating income from continuing operations of $4.3 million and $6.4 million during the three and nine months ended September 30, 2002, respectively. Our effective income tax rates are 35% and 38%, respectively, and result from the non-deductibility of certain expenditures for federal income tax purposes and prior year true-ups. For the three and nine months ended September 30, 2001, we recorded an income tax expense of $0.8 million and $1.8 million on operating income from continuing operations of $1.0 million and $1.6 million, respectively.

  Loss from Discontinued Operations

        The loss from discontinued operations consists of the activities associated with the Nova Hut project. Based on our continued concern over Nova Hut's financial difficulties and the uncertainties of a possible settlement involving the bankruptcy court-sponsored mediation, in the fourth quarter of 2001 we established additional reserves to reduce the net carrying value of the remaining Nova Hut project to $6.0 million.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

        We used $7.2 million and $11.0 million of cash during the nine months ended September 30, 2002 and September 30, 2001, respectively, primarily for the extinguishment of obligations arising out of our bankruptcy, including severances, professional fees, retiree benefits and various other wind-down expenditures.

  Investing Activities

        We received $9.0 million in distributions from Kaiser-Hill during the period ended September 30, 2002 compared to $6.2 million in the period ended September 30, 2001. The $2.8 million increase in distributions is due to a non-recurring payment of $1.1 million distributed by Kaiser-Hill in April 2002 to each owner reflecting the retroactive application and payment of the upward revision to the Kaiser-Hill performance fee by the Department of Energy. The remaining increase is due to Kaiser-Hill cash distributions resulting from the continued favorable progress in its performance. Pursuant to contractual provisions, the favorable progress has resulted in the Department of Energy agreeing to increase Kaiser-Hill's estimated performance fee. See "Results of Retained Operations" above. We anticipate that, in the near-term, recurring quarterly distributions from Kaiser-Hill will approximate $2.3 million per quarter (in the event that Kaiser-Hill is successful in obtaining an acceleration of its performance fee invoicing capability from the DOE, the amount of Kaiser-Hill's quarterly distribution would increase).

        During the first quarter of 2002, we liquidated our holdings of shares of stock of Prudential Insurance Company and received approximately $6.0 million. We had acquired the Prudential stock through the demutualization transaction effected by the insurance company during the fourth quarter of 2001. Additionally, in September 2002, we received $4.5 million from the sale of our 10% ownership in ICF Consulting (see "Results of Retained Operations—Gain on Sale of Investment" above).

  Financing Activities

        During the nine months ended September 30, 2002, we paid $3.2 million in dividends on our preferred stock, and acquired 119,587 shares of preferred stock for $4.0 million. As a result of the Prudential stock sale and the sale of the investment in ICF Consulting discussed above, we are required, in accordance with the Plan, to use a portion of the proceeds from any asset sales solely for the redemption of the outstanding preferred stock. Pursuant to this requirement, we earmarked approximately $4.5 million of the sale proceeds as restricted cash to be used for the future preferred stock redemptions.

        During the third quarter of 2002, $0.8 million of restricted cash was released as a part of the settlement agreement with ICF Consulting and $0.6 million of restricted cash in our captive insurance company was released from restriction by the insurance regulators.

        We are considering a redemption of a portion of the outstanding preferred stock in accordance with the terms of the Kaiser Group International Plan of Reorganization. The size of the redemption, and its timing, will depend in part on progress toward resolution of the Nova Hut matters referred to above, and also on progress in resolving other claims filed in the bankruptcy proceedings. At the present time, we anticipate that a redemption of preferred stock will be made by the end of the first quarter of 2003.

  Liquidity and Capital Resource Outlook

        We currently have no debt as a result of the effectiveness of the Kaiser Group International Plan of Reorganization. We have financed our initial bankruptcy distribution requirements and follow-on working capital needs, in part, through the use of the available cash and distributions from Kaiser-Hill and more recently from other asset sale proceeds. Based on (i) current expectations for operating activities and results, (ii) expected Kaiser-Hill distributions, (iii) our current available cash position, (iv) recent trends and projections in liquidity and capital needs, and (v) current expectations of total allowed claims upon the completion of the bankruptcy proceedings, management believes the we have sufficient liquidity to cover the required cash distributions resulting from the resolution of claims in the bankruptcy process, the future operating needs and income tax requirements of ours as well as the dividend requirements applicable to our preferred stock. Furthermore, as Class 4 claims are resolved, we continue to review the timing of a partial preferred stock redemption.

        At the present time, we have outstanding preferred stock and common stock issued pursuant to the terms of the Plan. As previously disclosed, we believe that our current capital structure is not tax efficient, in that the dividends paid on our outstanding preferred stock at the rate of 7% of the liquidation preference thereof may not be deductible for federal and state income tax purposes. Accordingly, we are evaluating a transaction under which we might exchange notes for some or all of our outstanding preferred stock. On October 18, 2002 we filed a registration statement with the Securities and Exchange Commission concerning such an exchange. Although we currently plan to proceed with the proposed exchange, its terms have not been fixed and there can be no assurance that it will be completed.

        We have obligations to pay dividends on outstanding preferred stock at September 30, 2002. Accordingly, we are required to present the following table assuming that no preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, we are not representing intentions with regard to the timing of preferred stock redemptions). The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:

	Total	Less Than One Year	One to Three Years	After Three Years
Preferred Stock dividends	$20,559	$3,916	$7,832	$8,811

  Other Matters

        We have various obligations and liabilities from our continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities. Additionally, we believe contingent liabilities may exist in the areas described in Note 7 to the Consolidated Financial Statements.

        On September 25, 2002, by mutual agreement, we agreed to terminate an alliance with Tyco Infrastructure Services, Inc. that had been created in 2001 to pursue project opportunities. No projects were ever undertaken by the alliance thus the parties agreed to its mutual termination. Such termination is not expected to have any significant impact to us.

RISK FACTORS RELATING TO KAISER HOLDINGS AND
FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission and written or oral statements made by our officers and directors to press, potential investors, securities analysts and others, may contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution, cash availability, stock redemption plans, contract awards and performance, potential acquisitions and joint ventures, and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, including those described below, the forward-looking events might or might not occur.

Our long-term future profitability is significantly tied to Kaiser-Hill, which is subject to uncertainties that may adversely affect our operating results.

The fee income we will receive from Kaiser-Hill is dependent upon the ability of Kaiser-Hill to close the Rocky Flats site at a predetermined targeted closing date and cost, both of which are uncertain.

        Our long-term future profitability will be dependent, to a significant extent, on the performance of Kaiser-Hill under its new contract with the Department of Energy. Kaiser-Hill serves as the general contractor at the Rocky Flats Environmental Technology site near Denver, Colorado, a former nuclear weapons production facility. Kaiser-Hill's contract with the Department of Energy includes a performance fee based upon a combination of the actual costs incurred to complete the site closure and the actual date of completion of the closure. If Kaiser-Hill fails to complete the closure within the target cost for the project or fails to complete the closure by March 31, 2007, Kaiser-Hill's fee will be reduced to a level significantly less than the fee estimate currently being used to recognize income on the project and further reduced by 30% of the costs incurred after the target date, up to a maximum of $20.0 million.

        Kaiser-Hill has historically incurred expenses that are not reimbursable by the Department of Energy pursuant to the federal regulations. Accordingly such expenses, which Kaiser-Hill estimates could approximate up to 15%—20% of the total award fee, would be deducted from the total fee prior to any distributions of net fees to either us or CH2M Hill Companies, Ltd. For reasons similar to those described in the following paragraph, it is difficult to estimate either the amount of net fee to be distributed to the owners of Kaiser-Hill and or the effect, if any, that such unreimbursable costs would have on our future cash flows.

There are substantial performance risks associated with Kaiser-Hill's work at the Rocky Flats site. The performance risks may impact the timing and cost of closing the site, which in turn will impact our fee income from Kaiser-Hill.

        The clean-up and closure of the Department of Energy's Rocky Flats site involve substantial performance risks. Among other things, Kaiser-Hill's activities at the Rocky Flats site involve the clean-up, packaging and transportation of nuclear waste, and the demolition and destruction of facilities where nuclear weapons components were previously produced. Some of these activities have not been previously performed elsewhere, and therefore require the development of innovative and untested approaches. Kaiser-Hill emphasizes safety in its performance, but the nature of the Rocky Flats site and the activities of Kaiser-Hill and its subcontractors at the site are such that serious injuries, or even deaths, are possible. Significant safety incidents at the site could stop or significantly impede the progress of work being performed at the site by Kaiser-Hill and its subcontractors. The Department of Energy contract contemplates that all, or substantially all, of the nuclear waste at Rocky Flats will be transported to other sites operated or managed by the Department of Energy. The appropriate sites for storage of certain of those nuclear wastes have not yet been identified. In addition, third-party objections have arisen from time to time with regard to the transportation and storage of nuclear waste at certain sites previously scheduled by the Department of Energy to receive waste from Rocky Flats, including the Department of Energy's Savannah River site in South Carolina. Deliveries of waste to the Savannah River site were delayed as a result of objections interposed by the Governor of South Carolina. Deliveries to the Savannah River site have begun, but it is possible that similar objections will be raised with respect to the transportation and storage of waste from Rocky Flats at other Department of Energy sites. Although the Department of Energy contract contemplates that the Department of Energy is responsible for providing transportation and storage sites for nuclear waste from Rocky Flats, an ongoing inability to ship plutonium and other nuclear waste to Department of Energy sites poses a substantial risk to the timely closure of the Rocky Flats site, and could interfere with Kaiser-Hill's ability to earn the fees to which Kaiser-Hill believes it should be entitled. This loss of fee income could adversely affect our operating results.

There are potential substantial liabilities and costs associated with Kaiser-Hill's Department of Energy contract, which may directly and indirectly impact our fee income from Kaiser-Hill.

        Under the Department of Energy contract, Kaiser-Hill is responsible for, and the Department of Energy will not pay for costs associated with, liabilities caused by the willful misconduct or lack of good faith of Kaiser-Hill's managerial personnel or the failure to exercise prudent business judgment by Kaiser-Hill's managerial personnel. If Kaiser-Hill were found liable for any of these reasons, the associated costs could be substantial, which could have an adverse effect on our operating results.

We face significant contingencies, which may adversely impact our ability to meet our obligations on our preferred stock and any debt, to fund our continuing operations and to undertake new operations.

Our cash flow is partially dependent on the wind-down of the Nova Hut project and the probability of receiving our payment from Nova Hut is currently uncertain.

        Our cash flow is partially dependent on the resolution of disputes relating to Kaiser Netherlands' performance under its fixed-price contract for turnkey engineering and construction services relating to the Nova Hut project and on the ability of Nova Hut, which is in financial difficulty, to pay for such services.

We do not have a business plan beyond Kaiser-Hill and the Nova Hut project, and we may or may not undertake new activities.

        Our long-term future profitability will be dependent, to a significant extent, on our ability to develop a business plan for ongoing operations. It is possible that our ongoing business plan will be limited to resolving issues related to the Nova Hut project and participating in the activities of Kaiser-Hill. Our Board of Directors is considering whether we should attempt to develop a new revenue base. Such efforts could, for example, attempt to take advantage of our successful history of performing in the government services market, both independently and through Kaiser-Hill. Our efforts to develop a revenue base separate from Kaiser-Hill may involve start-up activities that involve risks peculiar to activities of this type, which may adversely impact our cash flow and operating results.

We may be unable to obtain performance guarantees, which may limit our ability to undertake new activities.

        Given the reorganization history of Kaiser Group Holdings, Inc., we may not be able to obtain satisfactory contract performance guaranty mechanisms, such as performance bonds and letters of credit, at all or on satisfactory terms, to the extent such mechanisms are needed for new projects. These factors could limit the nature of the business activities in which we could engage should we decide to attempt to develop a new revenue base apart from Kaiser-Hill, which may adversely impact our cash flow and operating results.

We may be unable to generate funds to meet our obligations and we may be unable to access additional capital.

        There can be no assurance that we will be able to continue to generate sufficient funds to meet our obligations, notwithstanding the significant improvements in our operations and financial condition. Although we believe that we will be able to generate sufficient funds to meet our working capital needs for the foreseeable future, our ability to gain access to additional capital, if needed, cannot be assured. The inability to gain access to additional capital may limit our ability to undertake new activities or to meet our existing obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

        We do not believe that we have significant exposures to market risk as we do not presently have any debt. The interest rate risk associated with our obligation to fund a capped retiree medical obligation is not sensitive to interest rate risk other than via the determination of the present value of our remaining obligation there under. A 10% increase or decrease in the average annual prime rate would result in a decrease in the carrying value of the plan obligation but would not change the actual cost of the plan.

ITEM 4. CONTROLS AND PROCEDURES

        Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

        There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

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

        10(a) Intentionally Omitted

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

        10(c) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

        10(d) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

        1.    Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on May 23, 1995)

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

        10(n) Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 19, 2000 (Incorporated by reference to Exhibit No. 10(ll) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

        1.    Amended and restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 19, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)

        10(o) Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan (Incorporated by reference to Exhibit No. 10(n) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)

        Exhibit No. 21—Consolidated Subsidiaries of the Registrant as of September 30, 2002

        Exhibit No. 99.1—Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Exhibit No. 99.2—Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER GROUP HOLDINGS, INC. (Registrant)
Date: November 14, 2002	/s/ MARIJO L. AHLGRIMM Marijo L. Ahlgrimm Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

CERTIFICATION

I, John T. Grigsby, Jr., Chief Executive Officer of the registrant, certify that:

1)
I have reviewed this quarterly report on Form 10-Q of Kaiser Group Holdings, Inc.;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ JOHN T. GRIGSBY, JR. John T. Grigsby, Jr., President and Chief Executive Officer

CERTIFICATION

I, Marijo L. Ahlgrimm, Chief Financial Officer of the registrant, certify that:

1)
I have reviewed this quarterly report on Form 10-Q of Kaiser Group Holdings, Inc.;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ MARIJO L. AHLGRIMM Marijo L. Ahlgrimm, Executive Vice President and Chief Financial Officer

QuickLinks

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
KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Kaiser Group Holdings, Inc. and Subsidiaries Consolidating Balance Sheet September 30, 2002 (In thousands)
Kaiser Group Holdings, Inc. and Subsidiaries Consolidating Balance Sheet December 31, 2001 (In thousands)
Kaiser Group Holdings, Inc. and Subsidiaries Consolidating Statement of Operations and Comprehensive Income Nine months ended September 30, 2002 (In thousands)
Kaiser Group Holdings, Inc. and Subsidiaries Consolidating Statement of Operations and Comprehensive Income Three months ended September 30, 2002 (In thousands)
Kaiser Group Holdings, Inc. and Subsidiaries Consolidating Statement of Operations and Comprehensive Income Nine months ended September 30, 2001 (In thousands)
Kaiser Group Holdings, Inc. and Subsidiaries Consolidating Statement of Operations and Comprehensive Income Three months ended September 30, 2001 (In thousands)
Kaiser Group Holdings, Inc. and Subsidiaries Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2002 (In thousands)
Kaiser Group Holdings, Inc. and Subsidiaries Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2001 (In thousands)
RISK FACTORS RELATING TO KAISER HOLDINGS AND FORWARD-LOOKING STATEMENTS
SIGNATURES
CERTIFICATION
CERTIFICATION