Form 10-K
period 2002-12-31
KAISER GROUP HOLDINGS INC
filed 2003-03-31
CIK 856200

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 1-12248

KAISER GROUP HOLDINGS, INC.

(successor issuer to Kaiser Group International, Inc.)

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of
incorporation or organization)

54-2014870

(I.R.S. Employer
Identification No.)

9302 Lee Highway, Fairfax, Virginia

(Address of principal executive offices)

22031-1207

(Zip Code)

(703) 934-3600

(Registrant’s telephone number, including area code)

Name of each exchange on which registered:

None

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the Over-the-Counter Bulletin Board on June 28, 2002, was $7,552,794.50.  For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

The Plan of Reorganization of Kaiser Group International, Inc. under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000.  The Plan provides, among other things, that holders of shares of common stock of Kaiser Group International, Inc. received shares of common stock of Kaiser Group Holdings, Inc. and that holders of specified outstanding debt obligations and other specified claimants received cash and shares of preferred stock and common stock of Kaiser Group Holdings, Inc., all in accordance with the terms set forth in the Plan. The initial distribution of securities occurred as of April 17, 2001.

As of March 26, 2003, there were 1,594,062 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be prepared in connection with the Annual Meeting of Shareholders to be held May 7, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1.       Business

Corporate History; Overview

Kaiser Group Holdings, Inc. is a Delaware holding company formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc.  Kaiser Group International, Inc. continues to own the stock of its remaining subsidiaries.  On June 9, 2000, Kaiser Group International, Inc. and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Kaiser Group International, Inc. emerged from bankruptcy with a confirmed Plan of Reorganization (the Second Amended Plan of Reorganization (the Plan)) that was effective on December 18, 2000.  In this document, we frequently use the terms “we” and “Kaiser” to refer to Kaiser Group Holdings, Inc., Kaiser Group International, Inc. and other subsidiaries we own.

Under the Plan Kaiser Group International, Inc. sold some of its businesses and made payments of cash and stock to various classes of creditors described in Note 3 to the Consolidated Financial Statements.  We now have only a limited number of activities, assets and liabilities, primarily consisting of the following:

•                  We own Kaiser-Hill Company, LLC equally with CH2M Hill Companies Ltd.  Kaiser-Hill is our major source of income.  Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy’s Rocky Flats Environmental Technology Site, a former Department of Energy nuclear weapons production facility near Denver, Colorado.  Kaiser-Hill has performed for the Department of Energy at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site.  The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of our long-term financial performance following the completion of the reorganization process.  See “Kaiser-Hill” below for additional information on Kaiser-Hill.

•                  We have a substantial claim, pending resolution, against the owner of a steel mini-mill constructed for Nova Hut, s.a. in the Czech Republic.  The engineering and construction of the mini-mill was completed in 2000 by a subsidiary of Kaiser Group International, Inc. called Kaiser Netherlands, B.V.  See “Nova Hut” below for additional information on the Nova Hut project.

•                  Until September 30, 2002 we held a minority ownership interest in ICF Consulting Group, Inc. (a division that Kaiser Group International, Inc. sold in 1999).  We continue to hold an 8 ½% subordinated promissory note from ICF Consulting due June 25, 2006 in the principal amount of $6.4 million as a result of that transaction.

•                  We have a wholly-owned captive insurance company that is no longer issuing new policies and is solely involved in resolving remaining claims made against previously issued policies.

•                  We have an ongoing obligation to fund a capped post-employment medical benefit plan for a fixed group of retirees.

General Terms and Distribution Status of Plan of Reorganization

The effectiveness of the Plan as of December 18, 2000 did not in and of itself complete the bankruptcy process.  The process of resolving in excess of $500 million of claims initially filed in the bankruptcy is ongoing.  By far the largest class of claims (Class 4) was made up of creditor claims other than trade creditor and equity claims. Class 4 claims included holders of Kaiser Group International, Inc.’s senior subordinated notes due 2003 (Old Subordinated Notes). Holders of allowed Class 4 claims received a combination of cash and our preferred (New Preferred) and common stock (New Common) in respect of their claims. Such holders received one share of New Preferred and one share of New Common for each $100 of claims. However, the number of shares of New Preferred issued was reduced by one share for each $55.00 of cash received by the holder of an allowed Class 4 claim.

Pursuant to the terms of the Plan, we were required to complete our initial bankruptcy distribution within 120 days of the effective date of the Plan.  Accordingly, on April 17, 2001, we effected our initial distribution of cash, New Preferred and New Common to holders of Class 4 claims allowed by the Bankruptcy Court.  At that time, there were approximately $136.8 million of allowed Class 4 claims.  The amount of unresolved claims remaining at April 17, 2001 was approximately $130.5 million.

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and we produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties are thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 became subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $94.9 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $1.1 million and the issuance of 683 shares of New Preferred and 823 shares of New Common. As of March 26, 2003, the amount of unresolved claims was approximately $43.2 million. We expect that substantial progress will continue to be made in the resolution of claims throughout 2003.  Based upon substantial progress made in the ADR procedures in the fourth quarter of 2002 and to date in 2003, we currently believe that the total amount of Class 4 claims ultimately to be allowed in the bankruptcy proceeding will not exceed $145.0 million, compared to our original estimate of $150.0 million.  As demonstrated by the claim settlements completed since April 17, 2001 and based on the belief that it is in the Company’s and the  current shareholders’ best interests, we have been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  We intend to continue to use this settlement alternative during the resolution of remaining Class 4 claims, but we have no ability to determine the effect of the outcome on our overall financial condition in the event such settlements are accepted in the future.

With respect to the remaining unresolved claims, the Plan required that, at the date of the initial distribution, we maintain sufficient cash reserves such that if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount, we would be able to satisfy such claims, including the dividends that had accrued on the related New Preferred since April 17, 2001.  The cash reserve requirement, and the fact that we had not yet received a substantial cash payment that we asserted we were due from Nova Hut, limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. We determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of allowed and “deemed allowed” Class 4 claims, was available at the time of the initial distribution to allowed Class 4 claim holders.  Thus, more shares of New Preferred were issued than would have been had the claims resolution process advanced more quickly and had more cash been available from the Nova Hut project and/or other sources.  Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million in available cash was reserved and classified as Restricted Cash on April 17, 2001.  Approximately $6.5 million remained reserved as Restricted Cash as of December 31, 2002 to address this provision for remaining open bankruptcy claims.

From time to time in the future, as remaining unresolved claims are resolved, excess cash available from the “reserve” fund (including cash added to “reserve” fund in payment of pro forma dividends on retained shares of New Preferred) must be used to redeem outstanding shares of New Preferred.

On January 31, 2003, we used cash totaling $15.5 million to redeem 282,000 shares of outstanding New Preferred in accordance with the terms of the Plan, the New Preferred and the KGP put rights are described in Note 9 of the Consolidated Financial Statements.  Our Board of Directors will continue to evaluate on a quarterly basis additional redemptions of New Preferred, but none are anticipated at this time.

Kaiser-Hill

Our major remaining asset and primary source of income is our 50% ownership interest in Kaiser-Hill Company, LLC, which we own equally with CH2M Hill Companies Ltd.  Kaiser-Hill was formed solely for the performance of the current and former Rocky Flats contracts.  CH2M Hill designates three of the five members of Kaiser-Hill’s Board of Managers and we designate two members.

Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy’s Rocky Flats Environmental Technology Site near Denver, Colorado. Kaiser-Hill has performed since 1995 at this site, a former Department of Energy nuclear weapons production facility.  Kaiser-Hill is working to stabilize and safely store radioactive materials at the site and other locations, clean up areas contaminated with hazardous and radioactive waste, and restore much of the 6,000-acre site to its natural state for future use by the public.  The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of our long-term financial performance.

Effective February 1, 2000, Kaiser-Hill was awarded a new contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to Department of Energy occupation.  The economic terms of the new contract provide that Kaiser-Hill will earn revenue equal to the actual cost of completing the project in addition to a performance fee based on a combination of the actual cost of completing the site closure project and the actual date of completing the project.  The performance fee will be based on targets in the contract for the cost and date of completing the project.  The potential fee to be earned pursuant to the new contract ranges from $151.0 million to $463.0 million based on Kaiser-Hill’s costs to complete the site closure being within the range of targeted completion cost of $3.6 billion and $4.8 billion, and completion at various dates between 2005 - 2007.  If the project were completed for a total cost in excess of the target cost, then the potential fee would be reduced because Kaiser-Hill will be required to share 30% of all additional costs.  Kaiser-Hill is also subject to a $20 million maximum penalty if the December 31, 2007 closure date is not met.  See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of this activity.

Nova Hut

Following the reorganization process, Kaiser Group International, Inc. retained its Netherlands subsidiary, Kaiser Netherlands, B.V.  Kaiser Netherlands had been responsible for the construction of a steel mini-mill for Nova Hut in the Czech Republic.  After construction of the steel mini-mill was completed in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests.  The first performance test was completed on November 13, 2000.  Kaiser Netherlands believes the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project.  Rather, Nova Hut asserted that the first test was not successful.  To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights.  The primary legal venue at this time is the Delaware bankruptcy proceedings for Kaiser Group International, Inc., where Kaiser Group International, Inc. has asserted claims against Nova Hut and the International Finance Corporation, while rejecting substantial claims involving contract breach from Nova Hut and the International Finance Corporation.  The claims filed by Nova Hut and the International Finance Corporation in the Delaware bankruptcy court have been withdrawn.  Our claims against Nova Hut and the International Finance Corporation remain active.  The cost of the litigation of this dispute, as well as the cost of a possible ongoing presence in Ostrava, Czech Republic, have had, and may continue to have, a negative impact on our cash flow and the cash flow of Kaiser Netherlands.  At the date of this Report there are no assurances that settlement will ultimately be achieved through a bankruptcy court-sponsored mediation.

Other Retained Assets, Activities and Obligations

Until September 30, 2002 we owned a 10% interest in ICF Consulting Group, Inc., a privately held entity, that was retained by Kaiser Group International, Inc. when it sold its Consulting Group in June 1999.  In September 2002 we consummated a settlement of outstanding disputes with ICF Consulting.  As a result of that transaction, we continue to hold an 8 ½% subordinated note from ICF Consulting due June 25, 2006 in the principal amount of $6.4 million, net of a $0.5 million reserve for uncollectibility.

We own a captive insurance company that is no longer engaged in issuing new policies but is solely engaged  in the process of resolving existing claims.  Restrictions on the insurance company’s cash balances, maintained to support statutory insurance reserves, will be released as reserve requirements decrease in the future and to the extent such cash balances are not used in payment of resolved claims.

We also have the obligation to pay certain medical, disability and life insurance benefits to a fixed group of retirees for life.  Such plans cover certain individuals who retired prior to 1993.  There are approximately 653 retirees and dependents currently covered by the plans, the average age of whom is approximately 80.  The actuarially determined present value of this obligation as of December 31, 2002, based on the existing commitments, interest rate assumptions and related medical benefit insurance policies, was $7.2 million, net of an unrecognized actuarial gain of $0.5 million.  Although we intend to attempt to reduce remaining exposures relative to the costs of this obligation in the future, there can be no guarantee that this will be feasible, nor can we estimate the amount of potential future savings with any reasonable degree of accuracy.

Our assets also include those subsidiaries that were not debtors in the Kaiser Group International, Inc.’s bankruptcy proceedings.  However, many of those subsidiaries are foreign entities and, except for Kaiser Netherlands which performed services for the Nova Hut project and those subsidiaries related to Kaiser-Hill, subsidiaries that were not debtors in Kaiser Group International, Inc.’s bankruptcy proceedings do not have material value.  It is anticipated that a number of such subsidiaries will be dissolved or otherwise cease to exist or become totally inactive.

Our Board of Directors will consider whether we will engage in any additional business activities in the future.  Among other things, it is anticipated that the Board of Directors will consider whether we should attempt to take advantage of the successful history of Kaiser Group International, Inc. in the government services market, either independently and through Kaiser-Hill or affiliates, in order to develop a new revenue base.

Insurance

We have a risk management and insurance program in place that provides a range of coverages tailored to the needs of the reorganized company.  Insurance coverages include policies for fiduciary, crime, directors and officers liability, property, general liability, workers’ comp, and professional liability “runoff” coverage to deal with liabilities arising from past activities and projects, if necessary.

We believe that the insurance coverages we maintain, including self-insurance, protect against risks that are comparable to those of similar businesses of our scope and present operating profile and that related coverage amounts are economically reasonable. At this time, we expect to continue to be able to obtain insurance in amounts generally available to firms with a similar profile.  Insurance costs are rising, and there can be no assurance that the insurance coverage and levels maintained by us will continue to be reasonably available.  An insured claim, or uninsured claim for that matter, arising out of pre-reorganization or post-reorganization activities of Kaiser Group International, Inc., if successful and of sufficient magnitude, could have a material adverse effect on our financial position.

Government Regulation

We may, from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations.  No charges presently are known to have been filed against Kaiser Group International, Inc. or our other subsidiaries by these agencies.

Employees

As of March 26, 2003, we had approximately 13 part-time employees.

Company Website Information

We currently do not maintain a website.

Item 2.       Properties

We owned no properties at December 31, 2002, and our only leased property at that date was located at 9302 Lee Highway, Fairfax, Virginia 22031-1207.  The majority of all leased properties were transferred to others as part of asset sale transactions in 1999 and 2000.

Item 3.       Legal Proceedings

On June 9, 2000, Kaiser Group International, Inc. and 38 of its wholly owned subsidiaries filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware in order to facilitate the restructuring of Kaiser Group International Inc.’s long-term debt, trade and other obligations. Kaiser Group International, Inc. continued to operate as a debtor-in-possession subject to the Bankruptcy Court’s supervision and orders until its Plan of Reorganization was confirmed on December 5, 2000 and became effective on December 18, 2000. The provisions of such Plan are further described under Item 1 of this Report, in Note 3 to the Consolidated Financial Statements, and in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2000 by Kaiser Group International, Inc.

In the course of normal business activities, various claims or charges have been asserted and litigation commenced against Kaiser Group International, Inc. arising from or related to properties, injuries to persons, and breaches of contract, as well as claims related to acquisitions and dispositions. Such claims are now part of the overall bankruptcy proceeding. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, an adequate reserve has been provided for final judgments, if any, in excess of insurance coverage, that might be rendered against Kaiser Group International, Inc. in the event of unsuccessful bankruptcy resolution. The continued adequacy of reserves is reviewed periodically as progress on such matters ensues.

Item 4.       Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote to security holders during the fourth quarter of 2002.

Item 4A.    Executive Officers of the Company

John T. Grigsby Jr., 63, is President and Chief Executive Officer and serves on the Board of Managers of Kaiser-Hill.  Mr. Grigsby is also the President of John Grigsby and Associates, Inc., a firm which he founded in June 1984 to provide consulting assistance to financially distressed and reorganizing companies.  Mr. Grigsby has served as the Trustee for the Auto Works Creditors’ Trust and has served as chief executive officer of a number of financially distressed companies, including Super Shops, Inc., Auto Parts Club, Reddi Brake, Rose Auto Stores-Florida, Inc. as well as for a number of Chapter 11 debtors, including Pro Set, Inc., Lomas Financial Corporation and Thomson McKinnon Securities, Inc.

Marijo L. Ahlgrimm, 42, is Executive Vice President and Chief Financial Officer. Prior to becoming Executive Vice President and Chief Financial Officer upon the effectiveness of Old Kaiser’s Plan, Ms. Ahlgrimm served as Senior Vice President and Corporate Controller of the predecessor Kaiser entities since December, 1997. From 1993 to 1997, Ms. Ahlgrimm was Vice President and Controller of an information technology service provider that was subsequently acquired by TRW in December, 1997. Ms. Ahlgrimm was a manager with PricewaterhouseCoopers LLP from 1985 to 1993. Ms. Ahlgrimm graduated from the University of Wisconsin-Madison (B.B.A.).

PART II

Item 5.       Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The common stock of Kaiser Group International, Inc. (Old Common) was traded on the Over-the-Counter Bulletin Board system under the symbol “KSRG”. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Effective with implementation of Kaiser’s Plan of Reorganization, on or about April 17, 2001 each 96 shares of Old Common were exchanged for 1 share of New Common.  New Common currently trades on the Over-the-Counter Bulletin Board system under the symbol “KGHI”.  At March 26, 2003, there were 138 shareholders of record of the New Common.

The following table sets forth the high and low sale prices for the New Common as reported on the Over-the-Counter Bulletin Board.  Historical prices per share for the period January 1, 2001 to the initial distribution date of April 17, 2001 have been adjusted to show the effect of the 96:1 conversion ratio of Old Common to New Common effected in the initial distribution.

	2002		2001
	High	Low	High	Low
Year Ended December 31,
First Quarter	$3.00	$2.20	$6.24	$1.44
Second Quarter	4.75	2.80	4.80	0.48
Third Quarter	4.25	3.10	2.45	1.70
Fourth Quarter	5.50	2.00	3.10	1.95

Our Transfer Agent and Registrar is EquiServe Trust Company, N.A, P.O. Box 43069, Providence, RI 02940-3069.  The Shareholder Relations telephone number is (781) 575-2723, the hearing impaired numbers are (800) 490-1493 and
(781) 575-2692 for callers outside of the United States and the internet address is http://www.equiserve.com.

Kaiser Group International, Inc. never paid cash dividends on its Old Common.  We anticipate that no cash dividends will be paid on the New Common for the foreseeable future and that our earnings will be retained for use in the business and, consistent with the terms of the New Preferred and the KGP put rights described in Note 3 to the Consolidated Financial Statements, be used to pay dividends on and redeem outstanding shares of New Preferred.  Our Board of Directors determines our dividend policy based on its results of operations, required payment of dividends on New Preferred, financial condition, capital requirements, and other circumstances.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	(I) Number of securities to be issued upon exercise of outstanding options and warrants	(II) Weighted- average exercise price of outstanding options and warrants	(III) Number of securities remaining available for future issuance under plans

Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	150,000
Total	—	—	150,000

Recent Sales of Unregistered Securities

On April 17, 2001, we made a distribution of cash, New Preferred and New Common to holders of Class 4 claims allowed by the Bankruptcy Court.  Holders of Class 4 claims received one share of New Preferred and one share of New Common for each $100 of claims.  However, the number of shares of New Preferred issued was reduced by one share for each $55.00 of cash received by the holder of an allowed Class 4 claim.  On April 17, 2001, we issued an aggregate of 1,136,024 shares of New Preferred and 1,368,632 shares of New Common to the holders of allowed Class 4 claims. On March 13, 2002, we issued 683 shares of New Preferred to KE Realty Service, Inc. in connection with the settlement of its Class 4 claim.  These issuances were exempt from registration under Section 1145 of the U.S. Bankruptcy Code.

On January 15, 2002, we issued shares of New Common to the following directors as part of their compensation for service as officers and Board of Directors:  John T. Grigsby, Jr. (2,000 shares), James J. Maiwurm (1,000 shares), and John B. Bennett (1,000 shares).  These issuances were exempt for registration under Section 4(2) of the Securities Act of 1933.

Item 6.       Selected Consolidated Financial Data

Selected consolidated financial data of Kaiser Group Holdings, Inc. for the years ended December 31, 2002 and 2001 and of Kaiser Group International, Inc. for the years ended December 31, 2000, 1999 and 1998, have been derived from our and/or Kaiser Group International, Inc.’s audited consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2002 Consolidated Financial Statements.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Successor Company		Predecessor Company
	2002	2001	2000	1999	1998
Statement of Operations Data:
Gross revenue	$—	$—	$271,385	$643,044	$632,600
Service revenue	—	—	76,018	186,856	154,500
Operating loss	(7,028)	(10,792)	(224)	(16,544)	(20,722)
Income (loss) from continuing operations before reorganization items, income taxes, minority interest, extraordinary items and cumulative effect of accounting change.	29,165	7,657	(1,736)	(35,260)	(39,462)
Income (loss) before extraordinary items and cumulative effect of accounting change	18,343	(4,957)	29,762	(5,324)	(93,442)

Basic and Diluted Earnings per share:
Continuing operations before extraordinary items and cumulative effect of accounting change	$8.60	$1.92	$1.74	$(1.65)	$(1.80)
Discontinued operations, net of tax	0.31	(9.11)	(0.46)	1.42	(2.07)
Extraordinary items, net of tax	—	—	5.35	(0.02)	(0.05)
Cumulative effect of accounting change, net of tax	—	—	—	—	(0.25)

Total	$8.91	$(7.19)	$6.63	$(0.25)	$(4.17)

Weighted average common shares outstanding:
—basic	1,590	1,119	23,255	23,823	24,092
—diluted	1,590	1,119	23,255	23,823	24,092

	Successor Company			Predecessor Company
	2002	2001	2000	1999	1998
Balance Sheet Data (end of period):
Total assets	$96,195	$80,891	$106,168	$253,563	$428,071
Working capital	22,048	23,974	54,131	17,116	3,271
Long-term liabilities	—	—	—	131,795	147,152
Redeemable preferred stock *	55,942	62,481	—	—	—
Shareholders’ equity (deficit)	17,805	3,360	87,500	(69,903)	(63,118)

*    As we had not initiated the initial bankruptcy distribution until April 17, 2001, as of December 31, 2000, no shares of New Preferred were actually outstanding as of such date.

We adopted fresh start reporting in our consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), requires that, under certain circumstances resulting from a bankruptcy, a new entity be created for financial reporting purposes upon the emergence of that entity from bankruptcy.  Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of shareholders’ equity, and any accumulated deficit of the predecessor entity is offset against available paid-in-capital to result in an emerging retained earnings of zero.  Additionally, assets and liabilities were recorded at their fair values.

Since the financial information as of and subsequent to December 31, 2000 has been prepared as if it is of a new reporting entity and is not comparable to that of previous years, a black line has been used to separate new entity information from prior entity information.  Financial information with regard to activity occurring prior to December 31, 2000 has been marked as “Predecessor”, and financial information with regard to activity as of December 31, 2000 and thereafter is marked herein as “Successor”.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effects of this reporting adoption.

The value of the emerged enterprise used for fresh start reporting as of December 31, 2000 was $87.5 million and was determined by management with the assistance of independent advisors. The methodology employed involved estimation of enterprise value taking into consideration a discounted cash flow analysis.  The discounted cash flow analysis was based on a seven-year cash flow projection prepared by management, taking into consideration the terminal value of its assets and liabilities as of immediately prior to its emergence from bankruptcy on December 18, 2000. Terminal values of assets and liabilities were determined based either on contracted amounts, actuarial present values and/or management’s estimates of the outcome of certain operating activities. These post-emergent matters consist largely of the retained operations discussed in this Report. Net after-tax cash flows, assuming a 40% effective tax rate, were discounted at approximately 17% in order to take into consideration the risks and uncertainties inherent in such projections. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Estimates and assumptions regarding individual retained matters that form the collective composition of the overall enterprise value as of December 18, 2000 are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company. Accordingly, there may be differences between projections and actual results because events and circumstances frequently do not occur as expected and may be significant. More specifically, assumptions within the valuation related to the amount and timing of the ultimate performance and related cash flows of Kaiser-Hill have the greatest impact to the overall enterprise valuation.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. has been divided into a discussion of our financial conditions and results of operations after the bankruptcy reorganization (Successor Entity), which was effective December 18, 2000 (immediately below through page 13), and results of operations of Kaiser Group International prior to that date (on pages 13 of this Report).

Kaiser Group Holdings, Inc.  (Successor Entity)

Overview

In the two years since the Plan of Reorganization of Kaiser Group International, Inc. under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000, we have consummated the initial bankruptcy distributions to allowed claimholders, continued to progress in resolving remaining outstanding bankruptcy claims, managed our remaining assets, and wound down unnecessary elements of previous activities and corporate structure.

Following the effectiveness of the Plan, we have only a limited number of activities, assets and liabilities, primarily consisting of the following:

•                  We own Kaiser-Hill Company, LLC equally with CH2M Hill Companies Ltd.  Kaiser-Hill is our major source of income.  Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy’s Rocky Flats Environmental Technology Site near Denver, Colorado.  The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of our long-term financial performance following the completion of the reorganization process.

•                  We have a substantial claim, pending resolution, against Nova Hut, a.s., the owner of a steel mini-mill in the Czech Republic.

•                  Through September 30, 2002 we held a minority ownership interest in ICF Consulting Group, Inc. (a division that Kaiser Group International, Inc. sold in 1999).  We continue to hold an 8 ½% subordinated promissory note of ICF Consulting due June 25, 2006 in the principal amount of $6.4 million as a result of that transaction.

•                  We have a wholly-owned captive insurance company that is no longer issuing new policies and is solely involved in resolving remaining claims made against previously issued policies.

•                  We have an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the Consolidated Financial Statements and the income statement amounts reported for the periods presented.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Our accounting measurements that are most affected by our estimates of future events are:

•                  Recoverability of net assets of discontinued operations, notes receivable and accrued interest, and investments.

•                  Income tax provision, deferred tax assets and liabilities and related valuation allowance.

•                  Use of the equity method of accounting for Kaiser-Hill, an affiliate the Company has the ability to significantly influence but not control.  In accordance with the equity method of accounting, we record our proportionate share of the affiliate’s income or losses.  The difference between the carrying value of the joint venture investment and our underlying equity is amortized on a straight-line basis over the term of the joint venture investment, estimated at six years.

•                  Estimated fees on the Kaiser-Hill joint venture.   Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of judgment, including assumptions regarding future operations of Kaiser-Hill as well as general economic conditions.  In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  The period of performance of the Kaiser-Hill contract extends over a long period of time and, as such, revenue recognition and our profitability from this contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed, or progress under the contract is otherwise impeded.  Accordingly, our recorded revenues and gross profits from year to year can fluctuate significantly.   The Kaiser-Hill contract contains incentive provisions for increased or decreased revenue and profit based on actual performance against established cost targets and schedule-related goals.  Incentive fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria.  Should Kaiser-Hill fail to perform satisfactorily under its contract, previously recognized revenues could be reversed and/or future period revenues could be reduced.

•                  Our liability in connection with a post-employment medical benefit plan for a fixed group of retirees.  This liability is affected by changes in the discount rate, medical cost trend rates and certain actuarial assumptions.  Should actual rates and results differ from the assumptions used, revisions to the liability would be required resulting in additional income statement charges.

Results of Successor Operations

Years Ended December 31, 2002 and 2001

Equity Income In Earnings of Affiliate

Our major remaining source of income is a 50% ownership in Kaiser-Hill Company L.L.C., which performs all elements of daily and long-term operations associated with the ultimate closure of the Department of Energy’s (DOE) Rocky Flats site, including stabilizing and safely storing radioactive material, cleaning up areas contaminated with hazardous and radioactive waste, and restoring much of the 6,000-acre Rocky Flats site to its natural state for future use by the public. Kaiser-Hill is owned equally by Kaiser Holdings and CH2M Hill Companies Ltd.  CH2M Hill designates three of the five members of Kaiser-Hill’s Board of Managers and Kaiser Holdings designates two members. The financial information contained herein for Kaiser-Hill is reflected on the equity basis.  Because Kaiser-Hill represents a significant portion of our financial position and results of operations, the audited financial statements of Kaiser-Hill are included in this report (see pages F-23 to F-32).

On January 24, 2000, Kaiser-Hill was awarded the follow-on Rocky Flats contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract became effective February 1, 2000 and terminated the remaining period of the former contract as of January 31, 2000.

Closure Contract Provisions for Revenue and Performance Award

The economic terms of the Closure Contract provide that Kaiser-Hill will earn revenue equal to the actual cost of physical completion in addition to a performance fee based on a combination of the actual cost of completing the site closure project and the actual date of physical completion, both as compared to contracted targets.   The potential fee to be earned pursuant to the Closure Contract ranges from $151.0 million to $463.0 million based on Kaiser-Hill’s costs to complete the site closure being within the range of targeted completion cost of $3.6 billion and $4.8 billion, and completion at various dates between 2005 - 2007. Physical completion for a total cost in excess of the target cost would result in a reduction to the potential fee because Kaiser-Hill will share 30% in all costs incurred in excess of the target.  Kaiser-Hill is also subject to a $20.0 million maximum penalty if the December 31, 2007 closure date is not met.

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

During early 2001, Kaiser-Hill reduced its estimate of total cost at completion to $4.5 billion from the original $4.8 billion.  This reduction in estimated cost at completion had the financial statement result of increasing its accrual of the fee to be earned over the contract duration from $150.0 million to $180.0 million.  Kaiser-Hill continued to make favorable progress on the Closure Contract during 2001 and, during the quarter ended December 31, 2001, amended its estimate for the physical contract completion date from December 31, 2007 to December 31, 2006 and changed its estimate of the total cost to be incurred during the Closure Contract duration to be below $4.0 billion.  Therefore, Kaiser-Hill management increased its estimate of the fee to be earned over the contract duration from the $180.0 million to $355.0 million.  Because Kaiser-Hill uses the percentage of completion method for the performance fee recognition on the Closure Contract, the effect of increasing its performance fee estimate on the project from $180.0 million to $355.0 million resulted in recording additional earnings of $50.6 million as a change in estimate in the fourth quarter.  The additional earnings were offset by a $34.8 million reduction in net earnings resulting from the percentage of completion effect of increasing certain project contingency reserves.  Therefore, the overall fourth quarter adjustment in 2001 was $15.8 million.  Based on Kaiser-Hill’s favorable progress continued throughout 2002 and during the quarter ended December 31, 2002, management reduced the amount of project contingency reserves by the exact amount as accrued a year earlier — thus having the effect of increasing contract-to-date earnings by $34.8 million in the fourth quarter of 2002.  Also during the fourth quarter of 2002, the DOE awarded Kaiser-Hill an additional $23.0 million in fee based on Kaiser-Hill’s continued reductions in its estimates of total cost to complete the Closure Contract.  Despite the uncertainties relative to Kaiser-Hill performing on the Closure Contract so as to earn a possible $378.0 million in total performance fee, Kaiser-Hill also has goals of further improving its ultimate project performance.  Goals are not free of risk, however, and the ability to accurately predict the ultimate results are highly uncertain.  See “Risk Factors Relative to Forward-Looking Statements”.

Closure Contract Billing Provisions

Through 2000, the Closure Contract allowed Kaiser-Hill to invoice DOE quarterly for the performance fee based on a $340.0 million target fee pool, less a 50% retainage. Thereafter, the quarterly invoicing reverted to a formula such that, unless otherwise approved by DOE, cumulative contract billings may not exceed the minimum fee of $150.0 million spread over a seven-year timeframe.   In early 2002, based on DOE’s acknowledgement of and concurrence with Kaiser-Hill’s revised closure estimates and resulting increase to the estimated performance fee to be earned over the contract duration, Kaiser-Hill was able to increase the amount of its performance fee invoices to DOE based on the $355.0 million fee estimated to be earned upon project completion.  However, such invoices became subject to the 50% retainage holdback payable at contract completion.  In December 2002, Kaiser-Hill’s continued favorable progress on the project resulted in an award by the DOE of an additional $23.0 million in fee, of which Kaiser-Hill was able to retroactively invoice, and collect $10.0 million.  Adjusted for the effects of the 50% retainage holdback, Kaiser-Hill expects that its performance fee invoices to DOE will be approximately $7.1 million per quarter effective in the first quarter of 2003.

Fee payments made by DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by the DOE pursuant to the Federal regulations.  Accordingly such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, would be deducted from the total fee earned by Kaiser-Hill prior to any distributions of net fees to either us or CH2M Hill Companies Ltd.  From the commencement of the new Closure Contract through December 31, 2002, Kaiser-Hill has received an aggregate of $75.0 million in fee from the DOE for such contract performance.

In the future, as Kaiser-Hill continues to accrue performance fee based on the $378.0 million level, less reserves deemed appropriate in the circumstances, and remains subject to a 50% retainage holdback on its performance fee invoicing, the level of unbilled accounts receivable on its balance sheet will begin to increase substantially.  Kaiser-Hill will classify the 50% difference between recorded performance fee and collected fee as long-term unbilled accounts receivable on its balance sheet, which will be included as a component of Investment in Affiliate on the Company’s balance sheet.  The Closure Contract also contains provisions for DOE to release portions of the retainage holdback prior to contract completion if the DOE deems appropriate.  Kaiser-Hill is not able to estimate whether any of the retainage holdback will be released prior to contract completion.

Gain on Demutualization and Gain on Sale of Security

During the year ended December 31, 2001, we benefited from the fact that we had purchased retirement annuity contracts during the 1980’s for a capped group of employees.  Kaiser Group International, Inc. paid 100% of the premiums for the retirement annuity contracts, and such annuities represented the entire amount of this particular retirement benefit obligation to the covered employees at the time.  Having paid 100% of the insurance premiums, we became a mutual stockholder in the Prudential Insurance Company.  Due to the illiquid nature of ownership in a mutual stockholder organization, Kaiser Group International, Inc. did not have a balance sheet carrying value ascribed to this asset.  During November 2001, however, the Prudential Insurance Company demutualized its ownership structure through an initial public offering of its common stock.  As a result of the demutualization of the Prudential holdings, we became the beneficial holder of approximately 195,000 shares of Prudential common stock and accordingly recorded a gain on the demutualization totaling $5.9 million, net of income tax expense of $2.2 million, in December 2001.

In February 2002, we sold all of our shares of Prudential common stock, and an additional gain of $0.1 million was recorded on sale of security.

Gain on Sale of Investment

On September 30, 2002, the terms of a settlement agreement with ICF Consulting Group, Inc. (ICF Consulting) were implemented.  Under this settlement, we restructured the ICF Consulting notes totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new subordinated promissory note of $6.4 million, resulting in a write-off of $0.8 million and establishment of a $0.5 million contingency reserve.  In return ICF Consulting withdrew its claims against us, released cash in escrow totaling $0.8 million and purchased our 10% ownership in ICF Consulting, carrying value of $1.1 million, for $4.5 million.  We recorded a gain of $3.4 million on the sale of the investment in ICF Consulting.

Write-off of Notes Receivable and Accrued Interest

As a result of the above-mentioned settlement agreement with ICF Consulting, we recorded the new ICF Consulting note of $6.4 million and wrote off the remaining balance in the notes receivable and accrued interest totaling $0.7 million.  In light of the fact that ICF Consulting had defaulted on the previously held ICF Consulting notes and the subordinated nature of the new note, we have also recorded a reserve of $0.5 million due to uncertainties as to the ultimate collectibility of the new note and accrued interest.

Interest Income

Interest income in 2002 declined by $0.3 million due primarily to the partial forgiveness of interest income on the note receivable from ICF Consulting.  (See above discussion related to settlement with ICF Consulting.)

Interest income earned in 2001 was based in part on available cash balances, generally asset sale proceeds remaining from 2000 and restricted cash balances maintained for statutory purposes by our wholly-owned captive insurance subsidiary and amounts required under the Plan of Reorganization. As we used $13.7 million in cash in April 2001 for our initial bankruptcy distribution, interest income declined by $0.6 million during 2001 compared to 2000 and will likely decline in the future based on significant reductions in interest rates during 2002.  Interest income will also decline based on the Plan of Reorganization requiring potentially large amounts of available cash balances to be used for purchasing or redeeming outstanding preferred stock once all remaining bankruptcy claims are resolved. Based on the developments in 2001, we recorded a $1.0 million reserve for uncertainties related to the collectibility of the ICF Consulting promissory notes and the related accrued interest. This reserve was recorded as a reduction to interest income as it had the effect of reversing the interest accrued on the notes during 2001.

Administrative Expenses

Administrative expenses for the years ended December 31, 2002 and 2001 consisted largely of salaries, legal and professional fees incurred for activities associated with the bankruptcy proceedings or with winding down of historical operations as well as the cost to fund a certain retiree medical commitment.  Administrative expenses for the year ended December 31, 2002 compared to December 31, 2001 declined by $2.7 million primarily due to a $1.6 million reduction in legal and professional fees incurred for bankruptcy claims resolution, including the Nova Hut and ICF Consulting claims, a $0.7 million reduction in salaries and benefits, and a $0.4 million reduction in rent. The expense for the retiree medical commitment remained relatively unchanged from 2001 to 2002 at approximately $1.0 million per year.  As we continue to make progress on winding down the operations of Kaiser Group International, Inc. and in resolving remaining bankruptcy claims, we anticipate further declines in general and administrative spending.

In the fourth quarter of 2001, we recorded a $1.1 million impairment charge related to our then 10% interest in ICF Consulting Group, Inc., a privately held entity that was retained by Kaiser Group International, Inc. when it sold its Consulting Group in June 1999.  The impairment charge was based on management’s assessment of the potential proceeds available if this investment were liquidated.

Loss from Discontinued Operations

In addition to matters surrounding the resolution of the Nova Hut dispute, Discontinued Operations also reflects the net income statement activity resulting from the winding down of the discontinued engineering operations.  During 2002, we successfully prosecuted an aged claim against a former subcontractor and collected an account receivable, from a previous foreign engineering project, that had previously been written off.  Net of legal fees, these activities resulted in the Company’s collection of $0.6 million. In 2001, based on our continued concern over Nova Hut’s financial difficulties and the uncertainties of a settlement involving a bankruptcy court-sponsored mediation, we reserved approximately $15.6 million of the carrying value of the remaining Nova Hut project assets from $21.6 million to $6.0 million.  We also recorded an income tax benefit of $6.2 million associated with this reserve. Other out-of-pocket costs were incurred for winding down the project’s site operations during early 2001, including severance and relocation costs for returning project expatriates back to the United States.

Income Taxes

During 2002, we recognized a total income tax expense of $11.6 million allocable to the following results (in thousands):

Statements of Operations Category	Pre-tax Income/(Loss)	Applicable Income Tax (Expense)/Benefit
Income from continuing operations before income taxes	$29,165	$(11,319)
Income/(Loss) from discontinued operations	847	(350)
		$(11,669)

During 2001, we recognized a total income tax benefit of $3.8 million allocable to the following results (in thousands):

Statements of Operations Category	Pre-tax Income/(Loss)	Applicable Income Tax (Expense)/Benefit
Income from continuing operations before income taxes	$7,657	$(2,417)
(Loss) from discontinued operations	(16,409)	6,212
		$3,795

Treatment of Net Operating Loss Carryforwards

In December 2000 we went through a change in control as defined under the Internal Revenue Code (IRC) Section 382 due to the Chapter 11 bankruptcy reorganization.  In September 2001 we determined that the change in control met the stringent guidelines of the bankruptcy exception provided under the Internal Revenue Code.   This resulted in our not being subject to the carryforward limitations of IRC Sec. 382.  However, we were required to reduce certain carryovers that included net operating losses and credits.  We offset the reduction of the carryforwards with the valuation allowance previously established for those carryforwards, and, as a result, the effective income tax rate for income from continuing operations differed significantly from statutory rates.

Liquidity and Capital Resources

Year Ended December 31, 2002 and 2001

Operating Activities:  We used $6.3 million in cash for operating activities in 2002 and $13.3 million in 2001.  This use of cash included $7.0 million and $9.7 million, respectively, for general and administrative expenses incurred during 2002 and 2001.  Additionally, in 2001 we used $3.6 million for severance and professional fees incurred prior to 2001 in connection with the debt restructuring, bankruptcy and winding-down activities in 2000 and $0.6 million in cash used to satisfy Class 3 bankruptcy claims (former trade accounts payable not paid until after the Plan of Reorganization was deemed effective in December 2000).

Investing Activities:  During the years ended December 31, 2002 and 2001, Kaiser-Hill distributed $15.7 million and $7.9 million each to us and to the other 50% owner, CH2M Hill.   For the year ended December 31, 2002, we also received $4.5 million from the sale of our investment in ICF Consulting and $6.0 million from the sale of our Prudential securities.

Financing Activities:  During the years ended December 31, 2002 and 2001, we paid $4.2 million and $2.4 million, respectively, in dividends on our preferred stock, and in 2002 we acquired 119,587 shares of preferred stock for $4.0 million.  As a result of the Prudential stock sale and the sale of the investment in ICF Consulting discussed above, we are required, in accordance with the Plan, to use a portion of the proceeds from any asset sales solely for the redemption of the outstanding preferred stock.  Pursuant to this requirement, we earmarked approximately $4.5 million of the sale proceeds as restricted cash to be used for the future preferred stock redemptions.

During 2002, $0.8 million of restricted cash was released as a part of the settlement agreement with ICF Consulting and $0.6 million of restricted cash in our captive insurance company was released from restriction by the insurance regulators.

On January 31, 2003, we used cash totaling $15.5 million to redeem 282,000 shares of outstanding preferred stock in accordance with the terms of the Kaiser Group International Plan of Reorganization and the KGP put rights described in Note 9 to the Consolidated Financial Statements.  Our Board of Directors will continue to evaluate on a quarterly basis additional redemptions of preferred stock.

At several times during 2001, but primarily in April 2001 as part of our initial bankruptcy distribution, we paid out $13.7 million representing the cash portion of Class 4 bankruptcy claim resolutions.  Also as of April 2001, we transferred $12.3 million to a separate reserve cash account to be used to fund the cash portion of any remaining Class 4 bankruptcy claims settlements (including any earned dividends on subsequently issued preferred stock). In June 2001, we used $125,000 to finalize a tender offer to repurchase odd-lot shares of less than 99 in total holdings at $5.00 per common share.

Liquidity and Capital Resources Outlook

We currently have no debt as a result of the effectiveness of the Plan of Reorganization. We have financed the initial bankruptcy distribution requirements and follow-on working capital needs in part through the use of the available cash and distributions from Kaiser-Hill and from other asset sale proceeds. Based on (i) current expectations for operating activities and results, (ii) expected Kaiser-Hill distributions, (iii) our current available cash position, (iv) recent trends and projections in liquidity and capital needs, and (v) current expectations of total allowed claims upon the completion of the bankruptcy proceedings, management believes we have sufficient liquidity to cover the required cash distributions resulting from the resolution of claims in the bankruptcy process, our future operating needs and income tax requirements, as well as the dividend requirements applicable to the our preferred stock.  Furthermore, as allowed Class 4 claims are resolved, we will continue to review the timing of additional partial preferred stock redemptions.

We have obligations to pay dividends on outstanding preferred stock at December 31, 2002.  Accordingly, we are required to present the following table assuming that no additional preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, we are not representing intentions with regard to the timing of additional preferred stock redemptions).  The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows (adjusted for the preferred stock redemption of $15.5 million on January 31, 2003):

	Total	Less Than One Year	One to Three Years	After Three Years
Preferred Stock dividends	$14,878	$3,175	$5,851	$5,852

Other Matters

We have various obligations and liabilities from our continuing operations, including general overhead expenses in connection with maintaining, operating and winding down various entities.  Additionally, we believe contingent liabilities may exist in the areas described in Note 7 to the Consolidated Financial Statements for the periods ended December 31, 2002 and 2001.

Results of Operations of Kaiser Group International, Inc. (Old Kaiser) (Predecessor Entity) Prior to Effectiveness of Plan of Reorganization–Prior to 2001

The following discussion is intended to assist in an understanding of the historical results of operations of Old Kaiser for the year ended December 31, 2000 and should be read in conjunction with the financial statements of the Company appearing elsewhere in this Report. The combined net financial position, operating results and cash flows of the operating divisions that were divested in 2000 and 1999 have been presented in the accompanying Consolidated Financial Statements as discontinued operations for all periods presented.

Overview

Old Kaiser’s business operations and financial condition were significantly impaired in 1998 and 1999 as a result of substantial difficulties and financial losses encountered in the execution by its Engineering and Construction Group (E&C Group) of four large fixed-price contracts to construct nitric acid plants. Pursuant to a plan intended to restore Old Kaiser to profitability, two other unrelated operating groups were sold in 1999, a realignment of the retained E&C Group was paired with substantial reductions in overhead spending, and a restructuring of the then existing debt was proposed, subject to obtaining credit arrangements providing adequate working capital.

Although Old Kaiser was able to obtain necessary shareholder approvals and senior subordinated noteholders agreed to participate in a debt restructuring plan, consummation of such a plan remained conditioned on Old Kaiser’s ability to obtain a new revolving credit facility satisfactory to Old Kaiser and an unofficial committee of the senior subordinated noteholders. The proposals ultimately received from potential lenders did not provide Old Kaiser with a facility that was compatible with Old Kaiser’s projected needs. For this reason and due to the continued disappointing financial performance of Old Kaiser’s engineering operations, Old Kaiser delayed implementation of the proposed debt restructuring and reopened negotiations with the unofficial committee of noteholders and potential lenders. Following additional attempts to effect a debt restructuring and an evaluation of various potential strategic alternatives, including the sale of assets or businesses, in 2000 Old Kaiser announced the intention to sell the majority of its remaining E&C Group in two separate transactions and to restructure its debt in a voluntary and pre-arranged bankruptcy proceeding.

Accordingly, on June 9, 2000, Old Kaiser and 38 of its wholly-owned domestic subsidiaries (the Debtor Entities) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The subsidiaries that did not file petitions for relief under Chapter 11 are referred to herein as the Non-Debtor Entities. Old Kaiser continued to operate the Non-Debtor Entities’ businesses in the ordinary course and operated the Debtor Entities’ businesses as debtor-in-possession. As such, the Debtor Entities were authorized to operate their businesses in the ordinary course but were not allowed to engage in transactions outside the ordinary course of business without Bankruptcy Court approval.  As of December 18, 2000, Old Kaiser’s Plan became effective and the day-to-day operations of its Debtor Entities were no longer subject to Bankruptcy Court supervision.

Upon obtaining the necessary Bankruptcy Court approvals, the sales of the majority of Old Kaiser’s E&C Group were completed as follows:

•                  Infrastructure and Facilities: The Bankruptcy Court approved the sale of the Infrastructure and Facilities line of business on July 17, 2000. On July 28, 2000, Old Kaiser completed the sale of this line of business, which provided engineering services to clients around the world in the transit and transportation, facilities management, water/wastewater treatment, and microelectronics and clean technology sectors. In this transaction, substantially all of the assets of this business line were sold to Tyco Group S.A.R.L., the Earth Tech unit of Tyco International Ltd., for a cash purchase price of approximately $30 million.

•                  Metals, Mining and Industry: The Bankruptcy Court approved the sale of the Metals, Mining and Industry line of business on August 17, 2000. Effective as of August 18, 2000, Old Kaiser completed the sale of this line of business, which provided engineering services to clients around the world in the alumina/aluminum, iron and steel, and mining industry sectors. In this transaction, substantially all of the assets of this business line were sold to Hatch Associates, Inc., a subsidiary of The Hatch Group of Canada, for a cash purchase price of approximately $7.0 million.

The sales of these operating divisions constituted “discontinued operations” in accordance with generally accepted accounting principles. All Statement of Operations data contained elsewhere in this Report depict the results of operations from continuing operations separately from discontinued operations and related gains/(losses) on the sales of such operations.

Cash proceeds from the 2000 asset sales were subsequently used, in part, to fund operating liquidity needs, and in part, to pay certain portions of pre-bankruptcy liabilities, to pay bankruptcy claims settlements and in part to pay dividends on preferred stock issued pursuant to the bankruptcy proceedings.

Results of Predecessor Operations

Period Ended December 31, 2000

Old Kaiser completed the following business unit divestitures during 2000:

•                  The Infrastructure and Facilities line of business was sold on July 28, 2000 to Tyco Group S.A.R.L., the EarthTech unit of Tyco International Ltd., for a cash price of approximately $30 million.

•                  The Metals, Mining and Industry line of business was sold as of August 18, 2000 for a cash price of approximately $7.0 million.

The sales of these lines of business constituted “discontinued operations” in accordance with generally accepted accounting principles.  Accordingly, all Statement of Operations data contained elsewhere in this Report depict the results of operations from continuing operations separately from discontinued operations and related gains/(losses) on the sales of such operations.

Components of Gross Margin

After the business unit sales described above, all remaining components of 2000 gross margin, consisting of revenue less subcontractor costs less direct labor and related fringe benefits, were solely attributed to the Company’s 50% ownership of Kaiser-Hill.

Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill’s board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill’s results of operations with those of its only other remaining business segment, E&C Group.  Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement whereby the other 50% owner assumed the right to designate 3 out of the 5 members of Kaiser-Hill’s board of managers. The Company retained the right to designate 2 out of the 5 members of the Kaiser-Hill board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and on the equity basis for financial information applicable for periods after June 8, 2000.

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

The Kaiser-Hill impact to our overall financial results for the year ended December 31, 2000 was as follows (in thousands):

As Previously Consolidated and Reported:
Gross Revenue	$271,385
Subcontracts and materials	(195,367)
Service Revenue	76,018
Operating Expenses:
Direct labor and fringe	64,197
Operating Income	$11,821
Interest, net	178
Other Owner’s Interest in Operating Income	(5,999)
Subtotal of Consolidated Results	6,000
Effect of change in accounting to equity method in June 2000:
Equity in unconsolidated earnings of affiliate	4,218
Equity in income of affiliate as if the change to the equity method had been applied historically	$10,218

The net operating results for the Company’s 50% owned portion of the Kaiser-Hill subsidiary are reflective of Kaiser-Hill’s recognition of a $7.0 million performance fee that was awarded upon the January 2000 completion and closeout of the original Rocky Flats contract. On January 24, 2000, Kaiser-Hill was awarded the follow-on contract pursuant to which Kaiser-Hill is providing services that will complete the restoration of the Rocky Flats site and close it to DOE occupation (the Closure Contract). The Closure Contract became effective February 1, 2000 and terminated the remaining period of the former contract as of January 31, 2000.

Administrative Expenses

The administrative expenses incurred during the year ended December 31, 2000 consisted largely of costs incurred for activities which supported the business units that were divested early in 2000 and of costs incurred as part of the debt restructuring activities, bankruptcy proceedings and other activities aimed at winding down of our historical operations.

Depreciation and Amortization

Depreciation and amortization expense for 2000 were related to the remaining amounts of goodwill and other intangible acquisition costs that were written off upon the consummation of asset sales in 2000. As of December 31, 2000, all such goodwill and intangibles had been eliminated from the balance sheet.

Restructuring Charges

In connection with its plan to re-align itself prior to its decision to proceed with the voluntary bankruptcy, Old Kaiser incurred charges for restructuring of $1.9 million during 2000. Components of the charges included amounts for severance and related matters, the write-off of goodwill associated with the discontinuance of operations from a prior acquisition, a write-down of the impairment of certain long-term investments, professional fees associated with the debt restructuring, a charge for business unit divestiture costs and for anticipated sublease losses and office realignment and closings.

Equity Income in Earnings of Affiliate

Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement whereby the other 50% owner assumed the right to designate 3 out of the 5 members of Kaiser-Hill’s board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on the equity basis for periods after June 8, 2000.  The amount reported for 2000 represents the Company’s 50% ownership of the results of Kaiser-Hill’s operations from June 9 through December 31, 2000.

Interest Income

Interest income was earned on available cash balances that were generated primarily from the unused proceeds from the 1999 asset sales and from the $6.5 million in promissory notes resulting from the asset sales. Prior to those sales, available cash balances were largely attributable only to Kaiser-Hill and Old Kaiser’s foreign operations. All other cash not required for operations was historically used to pay down outstanding borrowings. Interest income of $1.0 million earned on cash balances generated from the unused proceeds of the 2000 divestitures has been classified as a reduction to Reorganization Items in the

Statement of Operations pursuant to the requirements of SOP 90-7, since the available cash balances were generated as a result of the bankruptcy proceedings.

Interest Expense

The total interest expense incurred in 2000 was primarily attributable to the 13% interest expense accruing on $125.0 million of outstanding senior subordinated notes due 2003 (Old Subordinated Notes) through June 9, 2000 (interest stopped accruing on the Old Subordinated Notes effective as of June 9, 2000, the date of the bankruptcy filing). The interest on the Old  Subordinated Notes for this period was not paid in 2000 but rather was allowed as a claim of the noteholders along with the principal amount of their Old Subordinated Notes. Interest expense approximating $0.1 million was also incurred on the remaining $1.0 million of Senior Notes that were paid off entirely by Old Kaiser on September 12, 2000.  Net of the write off of unamortized original issue costs, Old Kaiser recognized an extraordinary loss on the early extinguishment of Senior Notes totaling $0.1 million.

Reorganization Items

The $8.6 million reported in 2000 as reorganization items consisted of essentially two types of matters:

•                  Reorganization matters: During the year ended December 31, 2000, Old Kaiser incurred approximately $7.6 million in costs associated with its bankruptcy activities, including third-party professional fees, court fees, printing and mailing costs, and severance and staff retention costs. Interest income of approximately $1.0 million, earned on the available cash proceeds resulting from the asset sales in July and August 2000, has been classified as a reduction to reorganization costs pursuant to the provisions of SOP 90-7.

•                  Fresh start adjustments: The Company adopted fresh start reporting (See Item 6. — “Selected Financial Data”) in its consolidated balance sheet as of December 31, 2000 and recorded a net increase to book value totaling $15.2 million resulting from the adjustments to the individual assets and liabilities in Old Kaiser’s Statement of Operations. This overall increase consisted of the write off of the net book value of abandoned fixed assets and capitalized software, the net increase in the carrying value of certain long-lived assets, predominantly attributable to the 50% ownership in Kaiser-Hill, the increase in the carrying value of the retiree medical obligation to reflect current actuarial estimates, and the reduction of certain other accrued expenses deemed in excess of the estimated requirements.  The increase in the carrying value of the Kaiser-Hill investment will be required to be amortized in the future, over the asset’s estimated life, to the extent that such carrying value exceeds 50% of the underlying Kaiser-Hill equity.

Income Tax Benefit

The income tax provision for all periods presented excludes the elements of Kaiser-Hill’s operating income that were owned by another company since Kaiser-Hill is a flow-through entity for income tax purposes.

The Statements of Operations report numerous unusual transactions which, pursuant to generally accepted accounting principles, must be reported separately and distinctly from the ongoing operating activities of the Company. The effects of these transactions upon the Statements of Operations are also required to be presented net of related income tax effects. Accordingly, the overall income tax result of Old Kaiser’s activities during 2000 is reflected on various different line items of the Statements. The following tabular presentation attempts to identify the financial impact of the unusual transactions along with their related income tax consequence. In 2000, the Company recognized a total net income tax benefit of $9.0 million attributable to the following elements on the Statements of Operations (in thousands):

Statement of Operations Category	Pre-Tax Income/(Loss)	Applicable Tax (Expense)/Benefit
Income from continuing operations before income taxes	$6,875	$39,521
(Loss) from discontinued operation	(2,072)	(894)
(Loss) on sale of discontinued operations	(662)	(7,007)
Extraordinary gain from the discharge of indebtedness	147,206	(22,664)
		$8,956

The asset sales of the E&C Group in 2000 created taxable income totaling $18.5 million, and the reorganization in bankruptcy generated $59.7 million of debt forgiveness income pursuant to Internal Revenue Code Sec. 108, and thereby enabled the Company to recognize a benefit in the current year for its current year operating loss and for certain previously generated net operating loss carryforwards. Additionally, in 2000 the Company adjusted its income tax payable downward by $4.7 million, primarily related to a previous over-accrual for foreign earnings. As of December 31, 2000, the Company carried a valuation allowance against the entire remaining deferred tax asset available of $13.2 million.

Minority Interest in Net Income of Subsidiaries

Minority interest represents the net amount of Kaiser-Hill’s earnings that were due to the other 50% owner for periods in which Old Kaiser consolidated the results of the Kaiser-Hill entity.

Loss from Discontinued Operations

Summarized results for the discontinued segments for the year ended December 31, 2000 are as follows (in thousands):

Gross Revenue	$158,724
Subcontracts and materials	(97,210)
Equity in unconsolidated affiliates	1,275
Service Revenue	62,789

Operating Expenses:
Direct labor and fringe	40,606
Administrative expenses	23,225
Depreciation and amortization	1,030
(Loss) from discontinued operations before income tax expense	$(2,072)

The combined net financial position and operating results of the E&C Group have been presented in the accompanying consolidated financial statements as discontinued operations for all periods presented. The net operating results of the discontinued segments, using historical and consistent internal reporting practices, have been included in the accompanying financial statements in accordance with generally accepted accounting principles. Accordingly, these net results are not intended to reflect the operating results of these businesses had they been treated as stand-alone operations within Old Kaiser. Rather, these results represent the net contributions to the overall Old Kaiser operations that resulted from providing direct sales and service to customers and do not necessarily include the effects of the allocation of certain administrative and indirect support costs necessary for a stand-alone business.

Gain (Loss) on Sales of Discontinued Operations

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

Extraordinary Items

Effective as of December 18, 2000, the Company recognized an extraordinary gain on recording the effectiveness of Old Kaiser’s Plan of Reorganization and the exchange and discharge of an estimated $150.0 million in Allowed Claims for a combination of cash, New Preferred and New Common. The gain was computed based on the terms of the Plan whereby the claim holders will receive a combination of cash and Preferred Stock equal to 55% of the face value of the Allowed Claims. The extraordinary gain totaled $147.2 million, before income tax expense of $22.7 million.

Liquidity and Capital Resources

Operating activities: Old Kaiser recorded $16.5 million in cash generated from Kaiser-Hill operations prior to deconsolidating the Kaiser-Hill results in its financial reporting in June 2000 (an additional $5.0 million in 2000 distributions from Kaiser-Hill are reflected as receipts from investing activities).  In addition to approximately $2.0 million in interest income earnings, Old

Kaiser used $21.9 million of cash in operating activities: $14.7 million was used to fund continued operating losses of the E&C Group; $4.8 million was used for severance and professional fees incurred in connection with its debt restructuring, bankruptcy and winding-down activities; $2.0 million was used to pay for the 1999 pension obligation on September 15, 2000; and approximately $2.2 million was used for the payment of income taxes resulting from the 1999 asset sale gains.

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

Old Kaiser had a 4% ownership interest in a limited liability company (the LLC) that leased the land and owned the buildings leased primarily by Old Kaiser for its corporate headquarters.  Effective October 28, 2000, Old Kaiser amended the terms of the building investment agreement assigning all subleases to the LLC, discontinuing all leased space except for month-to-month on a significantly reduced portion of space, eliminating future capital contributions and fixing the maximum amount of the potential future recovery of the investment to $2.8 million at whatever time as the property is sold or refinanced. The excess remaining carrying value of the investment over $2.8 million and the unamortized transaction costs associated with the original investment of $1.9 million were written-off due to their impairment. Prior to the amendment, Old Kaiser had a commitment to make additional annual capital contributions to the LLC totaling $600,000 annually during each of the first three years and $700,000 annually during each of the fourth through ninth years of the LLC. The ownership in the LLC would have increased to 16% in fixed annual 2.4% increments in each of the eleventh through fifteenth years of the agreement. A total of $600,000 was paid toward this commitment during  2000.

Financing activities:  During the year ended December 31, 2000 and before the date of deconsolidation, Kaiser-Hill distributed $8.3 million to each of Old Kaiser and its other 50% owner - CH2M Hill. The distribution to the other 50% owner of Kaiser-Hill reflected in the accompanying Statements of Cash Flows represents the portion of the $13.3 million that was distributed to CH2M Hill for the portion of the year during which Old Kaiser consolidated the results from Kaiser-Hill for financial reporting purposes. On September 12, 2000, Old Kaiser repurchased the remaining $1.0 million in outstanding Senior Notes plus accrued interest since January 1, 2000.

As of December 31, 2000, the Company had $12.7 million in letters of credit outstanding, collateralized by restricted cash balances, $11.1 million of which was for the Nova Hut project. On February 16, 2001, Nova Hut drew against the $11.1 million letter of credit prior to its expiration on March 5, 2001 and $0.4 million remained as cash collateral for other outstanding letters of credit (see “Results of Successor Operations”, page 8, for update to the status of the Nova Hut project).  Additionally, pursuant to the current terms of the Nova Hut contract and upon the acceptance of the mini-mill, the Company is required to have issued a twelve-month warranty letter of credit totaling $16.0 million. Until such time as such a revised letter of credit is provided, however, the Company believes that $11.0 million held in retention by the customer is sufficient to cash collateralize the requirement in the event it is not addressed by a letter of credit.

New Accounting Pronouncements

In June 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when an entity commits to an exit plan as prescribed under EITF 94-3.  FAS 146 also establishes that the initial liability be measured at fair value.  FAS 146 is effective for activities that are initiated after December 31, 2002 and management does not believe its adoption will have a material impact on the financial statements of the Company.

RISK FACTORS RELATING TO

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and our periodic filings with the Securities and Exchange Commission and written or oral statements made by our officers and directors to press, potential investors, securities analysts and others, may contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “foresee” or other words or phrases of similar import.  Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution, cash availability, stock redemption plans, contract awards and performance, potential acquisitions and joint ventures, and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements.  In light of these risks and uncertainties, including those described below, the forward-looking events might or might not occur.

Our long-term future profitability is significantly tied to Kaiser-Hill, which is subject to uncertainties that may adversely affect our operating results.

The fee income we will receive from Kaiser-Hill is dependent upon the ability of Kaiser-Hill to close the Rocky Flats site at a predetermined targeted cost of between $3.6 billion and $4.8 billion and closing date of not later than March 31, 2007, both of which are uncertain.

Our long-term future profitability will be dependent, to a significant extent, on the performance of Kaiser-Hill under its contract with the Department of Energy.  Kaiser-Hill serves as the general contractor at the Rocky Flats Environmental Technology site near Denver, Colorado, a former nuclear weapons production facility.  Kaiser-Hill’s contract with the Department of Energy includes a performance fee based upon a combination of the actual costs incurred to complete the site closure and the actual date of completion of the closure.  If Kaiser-Hill fails to complete the closure within the target cost for the project of between $3.6 billion and $4.8 billion, Kaiser-Hill’s fee will be reduced to a level significantly less than the fee estimate currently being used to recognize income on the project and further reduced by 30% of the costs incurred after the target date of March 31, 2007.  Kaiser-Hill is also subject to a $20.0 million maximum penalty if the December 31, 2007 closure date is not met.

Kaiser-Hill has historically incurred expenses that are not reimbursable by the Department of Energy pursuant to the federal regulations.  Accordingly such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, will be deducted from the total fee prior to any distributions of net fees to either us or CH2M Hill Companies, Ltd. For reasons similar to those described in the following paragraph, it is difficult to estimate either the amount of net fee to be distributed to the owners of Kaiser-Hill and or the effect, if any, that such unreimbursable costs would have on our future cash flows.  A decrease in our cash flows could result in a decrease in the value of our common and preferred stock.

There are substantial performance risks associated with Kaiser-Hill’s work at the Rocky Flats site.  The performance risks may impact the timing and cost of closing the site, which in turn could impact our fee income from Kaiser-Hill.

The clean-up and closure of the Department of Energy’s Rocky Flats site involve substantial performance risks.  Among other things, Kaiser-Hill’s activities at the Rocky Flats site involve the clean-up, packaging and transportation of nuclear waste, and the demolition and destruction of facilities where nuclear weapons components were previously produced.  Some of these activities have not been previously performed elsewhere, and therefore require the development of innovative and untested approaches.  Kaiser-Hill emphasizes safety in its performance, but the nature of the Rocky Flats site and the activities of Kaiser-Hill and its subcontractors at the site are such that serious injuries, or even deaths, are possible.  Significant safety incidents at the site could stop or significantly impede the progress of work being performed at the site by Kaiser-Hill and its subcontractors.  The Department of Energy contract contemplates that all, or substantially all, of the nuclear waste at Rocky Flats will be transported to other sites operated or managed by the Department of Energy.  The appropriate sites for storage of certain of those nuclear wastes have not yet been identified.  In addition, third-party objections have arisen from time to time with regard to the transportation to, and storage of nuclear waste at, certain sites previously designated by the Department of Energy to receive waste from Rocky Flats, including the Department of Energy’s Savannah River site in South Carolina.  Deliveries of waste to the Savannah River site were delayed as a result of objections interposed by the Governor of South Carolina.  Deliveries to the Savannah River site have begun, but it is possible that similar objections will be raised with respect to the transportation to, and storage of waste from Rocky Flats at, other Department of Energy sites.  Although the Department of Energy contract contemplates that the Department of Energy is responsible for providing transportation and storage sites for nuclear waste from Rocky Flats, an ongoing inability to ship plutonium and other nuclear waste to Department of Energy sites poses a substantial risk to the timely closure of the Rocky Flats site, and could interfere with Kaiser-Hill’s ability to earn the fees to which Kaiser-Hill believes it should be entitled.  This loss of fee income could adversely affect our operating results, which could in turn result in a decrease in the value of our common and preferred stock.

There are potential substantial liabilities and costs associated with Kaiser-Hill’s Department of Energy contract, which may directly and indirectly impact our fee income from Kaiser-Hill.

Under the Department of Energy contract, Kaiser-Hill is responsible for, and the Department of Energy will not pay for costs associated with, liabilities caused by the willful misconduct or lack of good faith of Kaiser-Hill’s managerial personnel or the failure to exercise prudent business judgment by Kaiser-Hill’s managerial personnel. If Kaiser-Hill were found liable for any of these reasons, the associated costs could be substantial, which could have an adverse effect on our operating results. A decrease in our operations results could cause a decrease in the value of our common and preferred stock.

We face significant contingencies, which may adversely impact our ability to meet our obligations on our preferred stock, to fund our continuing operations and to undertake new operations.

Our cash flow is partially dependent on the wind-down of the Nova Hut project and the probability of receiving our payment from Nova Hut is currently uncertain.

Our cash flow is partially dependent on the resolution of disputes relating to Kaiser Netherlands’ performance under its fixed-price contract for turnkey engineering and construction services relating to the Nova Hut project and on the ability of Nova Hut, which is in financial difficulty, to pay for such services.

We do not have a business plan beyond Kaiser-Hill and the Nova Hut project, and we may or may not undertake new activities.

Our long-term future profitability will be dependent, to a significant extent, on our ability to develop a business plan for ongoing operations. Until our Board of Directors develops our business plan, we are unable to determine either the amount of risk that future operations will involve or whether we have the ability to realize long-term profitability. It is possible that our ongoing business plan will be limited to resolving issues related to the Nova Hut project and participating in the activities of Kaiser-Hill.  However, our Board of Directors is considering whether we should attempt to develop a new revenue base.  Such efforts could, for example, attempt to take advantage of our successful history of performing in the government services market, both independently and through Kaiser-Hill.  Our efforts to develop a revenue base separate from Kaiser-Hill may involve start-up activities with risks peculiar to activities of this type, which may adversely impact our cash flow and operating results. A decrease in our cash flows and operating results could result in a decrease in the value of our common and preferred stock.

We may be unable to obtain performance guarantees, which may limit our ability to undertake new activities.

Given the reorganization history of Kaiser Group Holdings, Inc., we may not be able to obtain satisfactory contract performance guaranty mechanisms, such as performance bonds and letters of credit, at all or on satisfactory terms, to the extent such mechanisms are needed for new projects.  These factors could limit the nature of the business activities in which we could engage should we decide to attempt to develop a new revenue base apart from Kaiser-Hill, which may adversely impact our cash flow and operating results and result in a decrease in the value of our common and preferred stock.

We may be unable to generate funds to meet our obligations and we may be unable to access additional capital.

We may be unable to continue to generate sufficient funds to meet our obligations, notwithstanding the significant improvements in our operations and financial condition.  Although we believe that we will be able to generate sufficient funds to meet our working capital needs for the foreseeable future, our ability to gain access to additional capital, if needed, is not certain. Due to reorganization history of Kaiser Group Holdings, Inc. and current financial markets, it is difficult to predict whether additional capital would be available to us in the event that we were unable to general funds to meet our obligations.  Our inability to gain access to additional capital may also limit our ability to undertake new activities.  Ultimately, our inability to meet our existing obligations or to undertake new activities could adversely impact our cash flow and operating results.  A decrease in our cash flows and operating results could result in a decrease in the value of our common and preferred stock.

In the event of a change of control, we may not have the financial resources to redeem preferred stock.

Our preferred stock is redeemable at the option of the holder upon a change of control as defined in the terms of the preferred stock.  We are not presently aware of any events that would cause a change of control.  However, based on a Report on Form 4 dated February 12, 2003, which was filed with the Securities and Exchange Commission by Tennenbaum & Co., LLC on February 13, 2003, we believe that Tennenbaum & Co., LLC and Michael E. Tennenbaum together own approximately 47.2% of our common stock.  The terms of our preferred stock provide that a change of control occurs when, among other things, a person or “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) directly or indirectly acquires “beneficial ownership” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of more than 50% of all classes of our common equity (defined in the terms of our preferred stock as capital stock entitled to vote in the election of directors).

In the event that we are required to redeem preferred stock due to a change of control, we may not have available capital to redeem the stock.  Our ability to gain access to additional capital from outside sources, if needed, is not certain.  The inability to gain access to additional capital may limit our ability to meet the redemption obligations with respect to the preferred stock.

Item 7A.    Quantitative and Qualitative Information about Market Risk

We do not believe we have significant exposures to market risk as we do not presently have any debt.  The interest rate risk associated with our obligation to fund a capped retiree medical obligation is not sensitive to interest rate risk other than through the determination of the present value of its remaining obligation thereunder.  A 10% increase or decrease in the average annual prime rate would result in a decrease in the carrying value of the plan obligation but would not change the actual cost of the plan.

Item 8.       Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data appear on pages F-1 through F-32 and S-1 through S-2 hereto.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Items 10, 11, 12 and 13.

Information required by Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 7, 2003, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, except that the information required by Item 10 with respect to executive officers of the Company is included in Item 4A of Part I of this Annual Report on Form 10-K.

Item 14.     Controls and Procedures

Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this Annual Report on Form 10-K, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended, are effective and ensure that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely fashion.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Documents filed as part of this Report

1.      Financial Statements

Consolidated Financial Statements of Kaiser Group Holdings, Inc. and Subsidiaries

a.	Report of Independent Accountants
b.	Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001
c.	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
d.	Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000
e.	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
f.	Notes to Consolidated Financial Statements.

2.      Financial Statement Schedules

Supplemental Schedule Relating to the Consolidated Financial Statements of Kaiser Group Holdings Inc. and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.

a.	Financial Statements of Kaiser-Hill Company LLC as of December 31, 2002 and 2001 and for the three years ended December 31, 2000.

b.	(i)	Report of Independent Accountants
	(ii)	Schedule II: Valuation and Qualifying Accounts

All Schedules except the ones listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

3.      Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

Exhibit No. 2–Plan of Acquisition, reorganization, arrangement, liquidation or succession

2(a) Second Amended Plan of Reorganization (Incorporated by reference to Exhibit 2 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

Exhibit No. 3–Articles of Incorporation and By-laws of the Registrant

3(a)  Certificate of Incorporation of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

3(b)  By-laws of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

Exhibit No. 4–Instruments Defining the Rights of Security Holders, including Indentures

4(a)  Form of Put Agreement relating to preferred stock of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

Exhibit No. 10 – Material Contracts

10(a)   Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996).  (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

1.  Amendment No. 1 with the effective date of January 1, 1998  (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

2.  Amendment No. 2 with the effective date of January 1, 1996  (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

3.  Amendment No. 3 dated April 19, 1999.  (Incorporated by reference to Exhibit No. 10(b)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

4.  Amendment No. 4 dated June 25, 1999. (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(b) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(c) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

7.  Amendment No. 7 dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

8.  Amendment No. 8 dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

10(d) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(e)   ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

7.  Amendment dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 30, 2001)

10(f)  Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10(g)  Asset Purchase Agreement between The IT Group, Inc. and ICF Kaiser International, Inc. dated March 9, 1999 (Incorporated by reference to Exhibit C to Registration Statement on Form 8-K (Registrant No. 1- 12248) filed with the Commission on April 23, 1999)

10(h) Contract between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(i)  Master Transaction Agreement between Tyco Group S.a.r.l. and Kaiser Group International, Inc. dated June 9, 2000 (Incorporated by reference to Exhibit 10(p) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

1.  Amendment No. 1 to the Master Transaction Agreement between Tyco Group S.a.r.l. and Kaiser Group International, Inc. dated June 9, 2000 (Incorporated by reference to Exhibit 10(p)(1) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

10(j)  Master Transaction Agreement between Hatch Associates, Inc. and Kaiser Group International, Inc. dated July 6, 2000 (Incorporated by reference to Exhibit 10(q) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

10(k)  Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(r) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

Exhibit No. 10 – Material Contracts (management contracts, compensatory plans, or arrangements.)

10(l)  Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan (Incorporated by reference to Exhibit No. 10(n) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)

10(m)  Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 19, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)

Exhibit No. 21 – Consolidated Subsidiaries of the Registrant as of March 1, 2003

Exhibit No. 99.1 – Certification of the Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 99.2 – Certification of the Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On November 15, 2002, the Company filed a Current Report on Form 8-K.  Pursuant to Item 5 of such Report, the Company announced plans for a preferred stock redemption of its Series 1 Redeemable Cumulative Preferred Stock.  Also announced was the election of Mr. Frank E. Williams, Jr. as a fourth member of its Board of Directors.

On November 27, 2002, the Company filed a Current Report on Form 8-K.  Pursuant to Item 5 of such Report, the Company announced a delay in the completion of its planned redemption of Series 1 Redeemable Cumulative Preferred Stock.

On December 11, 2002, the Company filed a Current Report on Form 8-K.  Pursuant to Item 5 of such Report, the Company reported that it has decided to withdraw its proposed exchange offer of notes for preferred stock and proceed with a redemption of $15,519,020 liquidation preference of its Series 1 Redeemable Cumulative Preferred Stock to take place on or about January 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.

By:	/s/ John T. Grigsby, Jr.
Name: John T. Grigsby, Jr.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(1) Principal executive officer

/s/ John T. Grigsby, Jr.		March 31, 2003
John T. Grigsby, Jr.	President and Chief Executive Officer

(2) Principal financial and accounting officer

/s/ Marijo L. Ahlgrimm		March 31, 2003
Marijo L. Ahlgrimm	Executive Vice President, Chief Financial Officer, Secretary and Assistant Treasurer

(3) Board of Directors

/s/ Jon B. Bennett		March 31, 2003
Jon B. Bennett	Director

/s/ John T. Grigsby, Jr.		March 31, 2003
John T. Grigsby, Jr.	Director

/s/ James J. Maiwurm		March 31, 2003
James J. Maiwurm	Director

/s/ Frank E. Williams, Jr.		March 31, 2003
Frank E. Williams, Jr.	Director

CERTIFICATION

I, John T. Grigsby, Jr., Chief Executive Officer of the registrant, certify that:

1)   I have reviewed this Annual Report on Form 10-K of Kaiser Group Holdings, Inc.;

2)         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)         The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003	/s/ John T. Grigsby, Jr.
John T. Grigsby, Jr.,
President and Chief Executive Officer

CERTIFICATION

I, Marijo L. Ahlgrimm, Chief Financial Officer of the registrant, certify that:

1)         I have reviewed this Annual Report on Form 10-K of Kaiser Group Holdings, Inc.;

2)         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)         The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003	/s/ Marijo L. Ahlgrimm
Marijo L. Ahlgrimm,
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and

  Shareholders of Kaiser Group Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kaiser Group Holdings, Inc. and Subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on December 5, 2000, the United States Bankruptcy Court for the District of Delaware confirmed the Company’s Plan of Reorganization (the Plan).  The Plan became effective on December 18, 2000 and the Company emerged from Chapter 11.  In connection with its emergence from Chapter 11, the Company adopted Fresh-Start Reporting as of December 18, 2000 as further described in Note 2 to the consolidated financial statements.  At this time there remain significant uncertainties related to the ultimate amount of claims that will be allowed pursuant to the Company’s bankruptcy proceedings.

PricewaterhouseCoopers LLP

McLean, Virginia

March 27, 2003

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands, except share amounts)
	SUCCESSOR
ASSETS
Current Assets
Cash and cash equivalents	17,413	8,848
Restricted cash and cash equivalents	18,679	15,844
Marketable securities available for sale	—	6,489
Prepaid expenses and other current assets	2,404	1,843
Net assets of discontinued operations	6,000	6,000
Total Current Assets	44,496	39,024

Other Assets
Investments in and advances to affiliates	45,663	29,229
Notes receivable	5,894	6,550
Deferred tax assets	—	5,785
Other long-term assets	142	303
	51,699	41,867
Total Assets	$96,195	$80,891

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$922	$730
Post retirement benefit plan obligations	7,193	7,473
Other accrued expenses	6,501	4,776
Preferred stock dividend payable	654	731
Deferred tax liability	6,538	—
Income taxes payable	640	1,340
Total Current Liabilities	22,448	15,050

Commitments and Contingencies

Preferred stock (subject to certain mandatory redemption provisions), par value $.01 per share:.
Authorized—2,000,000 shares
Issued and outstanding— 1,017,120 and 1,136,024 shares in 2002 and 2001, respectively, net of 119,587 treasury shares in 2002; stated at liquidation value of $55 per share	55,942	62,481
New Common stock, par value $.01 per share:
Authorized—3,000,000 shares
Issued and outstanding-1,590,062 and 1,585,239 shares in 2002 and 2001, respectively	16	16
Capital in excess of par	8,606	7,947
Retained earnings (accumulated deficit)	9,215	(4,957)
Accumulated other comprehensive income (loss)	(32)	354
Total Shareholders’ Equity	17,805	3,360
Total Liabilities and Shareholders’ Equity	$96,195	$80,891

See notes to consolidated financial statements

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	Successor Company		Predecessor Company
	2002	2001	2000
	(In thousands, except per share amounts)

Gross Revenue	—	—	$271,385
Subcontract and direct material costs	—	—	(195,367)
Service Revenue	—	—	76,018

Operating Expenses
Direct labor and fringe benefits	—	—	64,197
Administrative expenses	7,028	9,692	8,435
Depreciation and amortization.	—	—	1,695
Impairment charge	—	1,100	—
Restructuring charges	—	—	1,915

Operating Income (Loss)	(7,028)	(10,792)	(224)

Other Income (Expense)
Equity income in earnings of affiliate, net of amortization of $3,524 for both the years ended December 31, 2002 and 2001	33,233	11,518	4,218
Gain on stock demutualization	—	5,856	—
Gain on sale of investment	3,371	—	—
Gain on sale of security	106	—	—
Write-off of notes receivable and accrued interest	(1,320)	—	—
Interest income	803	1,075	2,024
Interest expense	—	—	(7,754)

Income (Loss) From Continuing Operations Before Reorganization Items, Income Tax, Minority Interest, and Extraordinary Items	29,165	7,657	(1,736)
Reorganization items	—	—	8,611
Income (Loss) From Continuing Operations Before Income Tax, Minority Interest, and Extraordinary Items	29,165	7,657	6,875
Income tax (expense) benefits	(11,319)	(2,417)	39,521

Income (Loss) From Continuing Operations Before Minority Interest and Extraordinary Items	17,846	5,240	46,396
Minority interest in net income of affiliated company	—	—	(5,999)

Income (Loss) From Continuing Operations Before Extraordinary Items	17,846	5,240	40,397
Income (Loss) from discontinued operations, net of tax	497	(10,197)	(2,966)
(Loss) on sales of discontinued operations, net of tax	—	—	(7,669)

Income (loss) Before Extraordinary Items	18,343	(4,957)	29,762

Extraordinary items, net of tax	—	—	124,542

Net Income (Loss)	18,343	(4,957)	154,304
Preferred stock dividends.	(4,171)	(3,091)	—

Income (Loss) Applicable to Common Shareholders	$14,172	$(8,048)	$154,304

Basic and Diluted Earnings (Loss) Per Common Share:
Continuing operations, net of tax	$8.60	$1.92	$1.74
Discontinued operations, net of tax	0.31	(9.11)	(0.46)

Earnings (Loss) Before Extraordinary Items	$8.91	$(7.19)	1.28
Extraordinary Items	—	—	5.35

Net Earnings (Loss) Per Share	$8.91	$(7.19)	$6.63

Weighted average shares for basic and diluted earnings (loss) per common share	1,590	1,119	23,255

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Old Common Stock		New Common Stock		Capital In Excess of Par	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Shares	Par Value
Predecessor Company
Balance, December 31, 1999	23,655,500	237	—	—	73,643	(140,681)	(3,102)
Net income	—	—	—	—	—	154,304	—
Reacquisition of common stock	(241,172)	(3)	—	—	—	—	—
Reclassification for losses on foreign currency translation adjustment	—	—	—	—	—	—	3,102
Effect of fresh-start reporting: Elimination of accumulated Earnings	—	—	—	—	13,623	(13,623)	—

Successor Company Balance, December 31, 2000	23,414,328	234	—	—	87,266	—	—
Net loss	—	—	—	—	—	(4,957)	—
Issuances of new common stock	—	—	1,610,889	16	(16)	—	—
Cancellation of old common Stock	(23,414,328)	(234)	—	—	234	—	—
Issuance of preferred stock	—	—	—	—	(62,481)	—	—
Foreign currency translation Adjustment	—	—	—	—	—	—	(39)
Unrealized gain on securities Available for sale							393
Preferred stock dividends	—	—	—	—	(3,091)	—	—
Cash buy back of new common Stock	—	—	(25,650)	—	(125)	—	—
Class 4 allowed claim settlements	—	—	—	—	(13,840)	—	—
Balance, December 31, 2001	—	$—	1,585,239	$16	$7,947	$(4,957)	$354
Net income	—	—	—	—	—	18,343	—
Issuances of new common stock	—	—	4,823		10	—	—
Issuance of preferred stock in settlement of allowed class 4 claims	—	—	—	—	(38)	—	—
Foreign currency translation Adjustment	—	—	—	—	—	—	7
Unrealized gain on securities Available for sale							(393)
Preferred stock dividends	—	—	—	—	—	(4,171)	—
Purchase of preferred treasury stock below liquidation value					2,594
Class 4 allowed claim settlements					(291)
Tax adjustment	—	—	—	—	(1,616)	—	—

Balance, December 31, 2002	—	$—	1,590,062	$16	$8,606	$9,215	$(32)

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	Successor Company		Predecessor Company
	2002	2001	2000

Net Income (Loss).	$18,343	$(4,957)	$154,304
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	7	(39)	—
Unrealized gain on securities, net of tax	(393)	393	—
Reclassification for losses on foreign currency translation included in net income	—	—	3,102

Total Comprehensive Income (Loss)	$17,957	$(4,603)	$157,406

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	Successor Company	Predecessor Company
	2002	2001	2000
	(in thousands, except share amounts)
Operating Activities
Net income (loss)	$18,343	$(4,957)	$154,304
Adjustments to reconcile net income (loss) to net cash Used in operating activities:
(Gain) loss on sale of discontinued operations	—	—	7,669
Loss of discontinued operations, net of tax	259	10,197	2,966
Gain on sale of investments	(3,371)
Income tax benefit	—	—	(39,521)
Reorganization items	—	—	(8,611)
Deferred taxes related to continuing operating activities	10,746	1,312	—
Gain on stock demutualization	—	(5,856)	—
Impairment charge	—	1,100	—
Gain on sale of stock	(106)	—
Extraordinary items	—	—	(124,542)
Equity in unconsolidated affiliate	(33,233)	(11,518)
Note receivable write-off	—	—	—
Cash distributions in excess of (less than) earnings from consolidated Affiliate companies	—	—	5,333
Depreciation and amortization	—	—	1,695
Minority interest in net income of affiliate.	—	—	5,999
Changes in operating assets and liabilities, net of acquisitions and dispositions
Contract receivables, net	—	1,692	7,403
Prepaid expenses and other current assets	(561)	1,018	(1,369)
Accounts payable and accrued expenses	1,926	(5,909)	7,680
Income taxes payable	(498)	1,035	(6,292)
Other operating activities	232	(831)	1,364
Net cash provided by (used in) continuing operating activities before claims resolution and reorganization items	(6,263)	(12,717)	14,078
Distributions to allowed class 3 claim holders	—	(600)	—
Net Cash (Used in) Provided by Continuing Operating Activities Before Reorganization Items	(6,263)	(13,317)	14,078
Net cash used in discontinued operations	—	—	(14,685)
Net Cash Used In Operating Activities Before Reorganization Items	(6,263)	(13,317)	(607)
Reorganization items	—	—	8,611
Adjustments to reconcile reorganization items to cash used by Reorganization items:
Revaluation of assets to fair value	—	—	(16,297)
Interest Income	—	—	(976)
Accrued reorganization expenses	—	—	3,859
Net cash used in reorganization	—	—	(4,803)
Net cash used in operating activities after reorganization items	(6,263)	(13,317)	(5,410)
Investing Activities
Sales of subsidiaries	—	—	29,766
Distributions from 50% owned affiliate	15,650	7,900	5,050
Effect on cash resulting from deconsolidation of 50% owned investments	—	—	(5,243)
Proceeds from sale of investment	4,521	—	—
Proceeds from sale of securities	5,961	—	—
Net Cash Provided by Investing Activities from Continuing Operations	26,132	7,900	29,573
Net cash used in investing activities of discontinued operations	—	—	(153)
Net Cash Provided by Investing Activities	26,132	7,900	29,420
Financing Activities
Distribution of income to minority interest	—	—	(8,250)
Release of restricted cash	1,435	802	—
Change in cash collateralized letters of credit	—	—	193
Transfer to restricted cash	(4,508)	—	—
Purchase of preferred treasury stock	(3,983)	—	—
Extinguishment of Senior Notes	—	—	(1,000)
Establishment of cash reserve for unresolved claims	—	(12,331)	—
Distribution to allowed class 4 claim holders	—	(13,065)	—
Repurchase of New Common stock pursuant to buy back	—	(125)	—
Payment of preferred stock dividends	(4,248)	(2,360)	—
Net Cash Used in Financing Activities	(11,304)	(27,079)	(9,057)
Effect of Exchange Rate Changes on Cash	—	—	—
Increase (Decrease) in Cash and Cash Equivalents	8,565	(32,496)	14,953
Cash and Cash Equivalents at Beginning of Period	8,848	41,344	26,391
Cash and Cash Equivalents at End of Period	$17,413	$8,848	$41,344

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

Kaiser Group Holdings, Inc. is a Delaware holding company that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. (Old Kaiser), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with an approved plan of reorganization (the Second Amended Plan of Reorganization (the Plan)) that was effective on December 18, 2000 (the Effective Date). The Company is deemed a “successor issuer” to Old Kaiser by virtue of rule 12g-3(a) under the Securities Exchange Act of 1934. References to the “Company” or “Kaiser Holdings” in this report refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser.

Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy’s Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site (the Closure Contract). (See note 7 for summarized financial information.)

•                  the closeout and resolution of a completed contract for the engineering and construction of a steel mini-mill for Nova Hut in the Czech Republic (Nova Hut project).

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

2.             Changes in Accounting Affecting Comparability of Financial Statements

Adoption of Fresh-Start Reporting: The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), requires that under certain circumstances resulting from a bankruptcy, a new entity is created for financial reporting purposes upon the emergence of that entity from bankruptcy.  Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of shareholders’ equity, and any accumulated deficit of the predecessor entity is offset against available paid-in-capital to result in an emerging retained earnings of zero.  Additionally, assets and liabilities are recorded at their fair values.  Since the financial information as of and subsequent to December 31, 2000 has been prepared as if it is of a new reporting entity, a black line separates new entity information from prior entity information on the Statements of Operations, Statements of Comprehensive Income (Loss), Statements of Shareholders’ Equity (Deficit) and the Statements of Cash Flows.  Such presentations were not prepared on a basis comparable to the prior year.  Financial information with regard to activity occurring prior to December 31, 2000 has been included in these Financial Statements marked as “Predecessor”, and financial information with regard to activity as of December 31, 2000 and thereafter is marked herein as “Successor”.

The value of the emerged enterprise used for fresh start reporting as of December 31, 2000 was $87.5 million and was determined by management with the assistance of independent advisors.  The methodology employed involved estimation of the enterprise value taking into consideration a discounted cash flow analysis.  The discounted cash flow analysis was based on a seven-year cash flow projection prepared by management, taking into consideration the terminal value of its assets and liabilities as of immediately prior to its emergence from bankruptcy on December 18, 2000.  Terminal values of assets and liabilities were determined based either on contracted amounts, actuarial present values and/or management’s estimates of the outcome of certain operating activities. Net after-tax cash flows, assuming a 40% effective tax rate, were discounted at 17% in order to take into consideration the risks and uncertainties inherent in such projections.  The cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place.  Estimates and assumptions regarding individual retained matters which form the collective composition of the overall enterprise value as of December 18, 2000 are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company.  Accordingly, there may be differences between projections and actual results because events and circumstances frequently do not occur as expected and may be significant.  More specifically, assumptions within the valuation related to the amount and timing of the ultimate performance and related cash flows of the Company’s investment in Kaiser-Hill have the greatest impact on the overall enterprise valuation.

The adjustments that reflected the adoption of “fresh start” reporting, including the December 31, 2000 adjustments to record assets and liabilities at their fair market values, were reflected in the financial statements as a component of Reorganization Items.  In addition, the Successor Company’s opening balance sheet was further adjusted to eliminate existing equity and to reflect the aforementioned $87.5 million enterprise value.

Investment in Kaiser-Hill: Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill Company, LLC’s board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill’s results of operations with those of its only other remaining business segment, the Engineers and Constructors Group. Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement whereby the other 50% owner has the right to designate 3 out of the 5 members of Kaiser-Hill’s board of managers. The Company retains the right to designate 2 out of the 5 members of Kaiser-Hill’s board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and financial information for periods after June 8, 2000 is reflected on the equity method.

During early 2001, Kaiser-Hill reduced its estimate of total cost at completion to $4.5 billion from the original $4.8 billion.  This reduction in estimated cost at completion had the financial statement result of increasing its accrual of the fee to be earned over the contract duration from $150.0 million to $180.0 million.  Kaiser-Hill continued to make favorable progress on the Closure Contract during 2001 and, during the quarter ended December 31, 2001, amended its estimate for the physical contract completion date from December 31, 2007 to December 31, 2006 and changed its estimate of the total cost to be incurred during the Closure Contract duration to be below $4.0 billion.  Therefore, Kaiser-Hill management increased its estimate of the fee to be earned over the contract duration from the $180.0 million to $355.0 million.

Discontinued operations:  Through several separate transactions in 2000, the Company divested of the majority of its operating activities.  The financial operations of the divested operations and non-divested engineering operations have been presented as “discontinued operations” for all periods presented.

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

In general terms, the Plan contemplated three basic classes of creditors:

•                  Allowed “Class 3 claims” against the Old Kaiser bankruptcy estate generally consisted of trade and similar creditors’ claims of $20,000 or less.  Holders of allowed Class 3 claims received cash for their claims.

•                  Allowed “Class 4 claims”, the largest class of claims against the Old Kaiser bankruptcy estate, is made up of creditor claims other than Class 3 claims and equity claims. Class 4 claims included holders of Old Kaiser senior subordinated notes due 2003 (Old Subordinated Notes). Holders of allowed Class 4 claims received a combination of cash and Kaiser Holdings preferred and common stock in respect of their claims. Such holders received one share of Kaiser Holdings’ preferred stock (New Preferred) and one share of Kaiser Holdings’ common stock (New Common) for each $100 of claims. However, the number of shares of New Preferred issued was reduced by one share for each $55.00 of cash received by the holder of an allowed Class 4 claim.

•                  The third class of claims recognized in the Old Kaiser bankruptcy are equity claims, consisting of holders of Old Kaiser common stock (Old Common) and other “Equity Interests” as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of New Common equal to 17.65% of the number of shares of such common stock issued to holders of allowed Class 4 Claims. In the initial distribution, one share of New Common was issued for each 96 shares of previously outstanding Old Common. Additional distributions of New Common may be made in the future as additional shares of New Common are issued to holders of newly allowed Class 4 claims, if any. Apart from holders of Old Common, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Old Kaiser in 1998. The Bankruptcy Court confirmed the equity nature of those claims.

Pursuant to the terms of Old Kaiser’s Plan, the Company was required to complete its initial bankruptcy distribution within 120 days of the effective date of the Plan.  Accordingly, on April 17, 2001, the Company effected its initial distribution.  At that time, there were approximately $136.8 million of Class 4 claims that had been allowed in the bankruptcy process.  The amount of unresolved claims remaining at April 17, 2001 was approximately $130.5 million.

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties are thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $94.9 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $1.1 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of March 25, 2002, the amount of unresolved claims was approximately $43.2 million. The Company expects that substantial progress will continue to be made in the resolution of claims over the balance of 2003.  The Company currently believes that the amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $145.0 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  The Company intends to continue to use this settlement alternative during its resolution of remaining Class 4 claims, but has no ability to determine the effect of the outcome on its overall financial condition in the event such settlements are accepted in the future.

With respect to the unresolved claims, the Plan required that, at the date of the initial distribution, sufficient cash reserves to be retained by the Company such that if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount, the Company would be able to satisfy the allowed claims, including dividends accruing on related preferred stock, since April 17, 2001.  The cash reserve requirement, and the fact that the Company had not yet received a substantial cash payment the Company asserted it was due from Nova Hut, limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of allowed and “deemed allowed” Class 4 claims, was available at the time of the initial distribution to allowed Class 4 claim holders.  Thus, more shares of New Preferred were issued than would have been had the claims resolution process advanced more quickly and had more cash been available from the Nova Hut project and/or other sources.  Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million in available cash was reserved and classified as Restricted Cash on April 17, 2001.

From time-to-time in the future, as remaining unresolved claims are resolved, excess cash from the “reserve” fund (including cash added to “reserve” fund in payment of pro forma dividends on retained shares of New Preferred) must be used to redeem outstanding shares of New Preferred.

4.             Significant Accounting Policies - Successor Company:

Principles of Consolidation: The consolidated financial statements include all majority-owned or controlled subsidiaries. Investments in unconsolidated affiliated companies and joint ventures are accounted for using the equity method. The difference between the carrying value of the joint venture investment and the Company’s underlying equity is amortized on a straight-line basis over the estimated term of the joint venture investment. All significant intercompany balances and transactions have been eliminated.

Income Taxes: Deferred tax assets and liabilities represent the tax effects of differences between the financial statement carrying amounts and the tax bases carrying amounts of the Company’s assets and liabilities. These differences are calculated based upon the statutory tax rates in effect in the years in which the differences are expected to reverse. The effect of subsequent changes in tax rates on deferred tax balances is recognized in the period in which a tax rate change is enacted. The Company evaluates its ability to realize future benefit from all deferred tax assets and establishes valuation allowances for amounts that may not be realizable.

Earnings Per Share:  Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  The weighted average shares outstanding for the year ended December 31, 2001 retroactively adjusts for the conversion of the Old Common to New Common effective with the adoption of fresh-start reporting.  As additional distributions of Kaiser Holdings common stock are made to holders of newly allowed Class 4 claims, the conversion ratio of 96 shares may be adjusted to reflect the final total number of shares of New Common (as discussed in Note 3).  Because Kaiser Holdings is assumed to be a new entity (as discussed in Note 1), periods prior to the adoption of fresh-start reporting have not been restated.

Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period. Pursuant to the Company’s Plan of Reorganization that was effective as of December 18, 2000, all then outstanding common stock equivalents were cancelled. Accordingly, no anti-dilutive information is presented herein.

The effect of preferred dividends of $4.2 million and $3.1 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the year ended December 31, 2002 and 2001, respectively.

Foreign Currency Translation:  Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected net of tax in shareholders’ equity as cumulative translation adjustments.

Cash Equivalents and Restricted Cash: The Company considers all highly liquid financial instruments purchased with maturities of three months or less at date of purchase to be cash equivalents. Restricted cash balances consisted of the following at December 31 (in thousands):

	2002	2001
Letters of credit collateralized by cash	$—	$600
Cash reserved for future claim settlements and accumulated dividends	6,506	7,707
Cash reserved for future New Preferred redemptions	9,264	3,850
Cash balances of wholly owned insurance subsidiary	2,909	2,852
Escrowed cash	—	835
	$18,679	$15,844

Supplemental cash flow information for the years ended December 31, is as follows:

	2002	2001
Cash payments for income taxes	$930	99
Reclass of restricted cash to net assets of discontinued operations	—	11,100
Non cash transactions:
Retirement of Old Common	—	234
Issuance of Preferred Stock	38	62,481
Issuance of New Common	—	16

Marketable Securities:  In December 2001, the Company recorded a gain on the stock demutualization of a non-affiliated insurance company.  The gain was calculated based upon the fair value of the securities on the date of the insurance company’s initial public offering. These securities were classified as available for sale on the balance sheet as of December 31, 2001 and were sold in February 2002.  Investments classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in other comprehensive income (loss).

Adoption of FAS 142:  The Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets effective January 1, 2002.  Under FAS 142, intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Recognized intangible assets with determinable useful lives will continue to be amortized.  The Company’s only intangible asset relates to its investment in Kaiser-Hill recorded upon the adoption of fresh-start reporting.  This intangible asset of $21.1 million is being amortized on a straight-line basis through 2006, which is the date currently estimated for Kaiser-Hill’s completion of the Closure Contract. Total accumulated amortization as of December 31, 2002 was $7.0 million.  The amortization expense associated with this intangible is recorded as a reduction to the equity income in earnings of affiliate on the consolidation statement of operations.  The estimate amortization expense for the remaining life of this intangible asset is:

Year ending December 31:	Amount
(dollars in thousands)
2003	3,524
2004	3,524
2005	3,524
2006	3,524
14,096

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period.  Such estimates include those related to allowances for contract and notes receivable and accrued interest, deferred tax assets and valuation allowance, recoverability of net assets of discontinued operations and other investments, assumptions used to determine the retiree medical obligation, the amortization period for the excess value attributed to the Kaiser-Hill investment and the remaining Allowed Claims. Actual results could differ from those estimates.

Concentrations of Credit Risk: The Company maintains cash balances primarily in overnight Eurodollar deposits, investment-grade commercial paper, bank certificates of deposit, and U.S. government securities.

Reclassifications:   Certain reclassifications have been made to the prior-period financial statements contained herein in order to conform them to the 2002 presentation.

New Accounting Pronouncements:  In June 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when an entity commits to an exit plan as prescribed under EITF 94-3.  FAS 146 also establishes that the initial liability be measured at fair value.  FAS 146 is effective for activities that are initiated after December 31, 2002, and management does not believe its adoption will have a material impact on the financial statements of the Company.

5.             Net Assets of Discontinued Operations

The components of the “Net Assets of Discontinued Operations” consist entirely of the carrying value of the net assets of the Nova Hut project and were as follows at December 31:

	2002	2001

Cash	$26	$6
Letter of credit cash collateral drawn by Nova Hut	11,100	11,100
Retained accounts receivable	20,126	21,274
Prepaid expenses and other current assets	1	1
Subcontractor retentions and other accounts payable	(8,000)	(6,276)
	23,253	26,105
Allowance for estimated loss	(17,253)	(20,105)
	$6,000	$6,000

Although Old Kaiser sold its Metals, Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut.  After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project.  Rather, Nova Hut asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights.  The primary legal venue at this time is the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation.  The litigation of this dispute, as well as the cost of a possible ongoing presence in Ostrava, Czech Republic, has had and may continue to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Holdings.

Based on the Company’s continued concern over Nova Hut’s financial difficulties and the uncertainties of a settlement resulting from a bankruptcy court-sponsored mediation, in the fourth quarter of 2001, the Company reduced the carrying value of the remaining Nova Hut project assets from $21.6 million to $6.0 million by recording a reserve of approximately $9.8 million, net of a $5.8 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  This adjustment to the project asset carrying value was based on the Company’s estimate of Nova Hut’s current ability to pay such liability.

6.             Business Segments and Foreign Operations:

Business Segments:  The Company had no reportable segments at any time during 2002 or 2001.

Foreign Operations: Because all of the Company’s international operations are presented in the accompanying Statements of Operations as “Discontinued Operations,” all of the Company’s reported gross revenue and operating income (loss) from continuing operations were from domestic sources.  Remaining foreign assets consist solely of the carrying value of the net realizable value of the Nova Hut contract matter (See “Net Assets of Discontinued Operations” and “Other Contingencies”).

7.             Joint Ventures and Affiliated Companies

Prior to December 31, 2000, the Company had ownership interests in certain unconsolidated corporate joint ventures and affiliated companies.   During 1999 and 2000, the Company divested of the majority of such investments (Note 17 – Notes Applicable Solely to the Predecessor Company - Divestitures and Acquisitions).  At December 31, 2002 and 2001, it retained a 50% investment in Kaiser-Hill (See Notes 1 and 2) and at December 31, 2001 it retained a 10% ownership in ICF Consulting.  The Company’s net investments in/or amounts due from this corporate joint venture and affiliated company totaled $45.7 million and $29.2 million at December 31, 2002 and 2001, respectively. Prior to the sale of ICF Consulting investment in 2002, the Company accounted for the ICF Consulting investment using the cost method and for the Kaiser-Hill Company LLC investment using the equity method.  The difference between the Company’s carrying value of the investment in Kaiser-Hill and its 50% underlying equity in Kaiser-Hill’s net assets was $14.1 million and $17.6 million, respectively, as of December 31, 2002 and 2001 and is being amortized on a straight-line basis through 2006 (the date currently estimated for Kaiser-Hill’s completion of the Closure Contract.)

ICF Consulting Group, Inc.:  In 2002, a settlement was reached between the Company and ICF Consulting, whereby the Company agreed to restructure the ICF Consulting notes totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new promissory note of $6.4 million (New Note) bearing interest at 8.5% per annum.  In return ICF Consulting agreed to withdraw all claims against the Company, release cash in escrow and purchase the Company’s 10% ownership in ICF Consulting, carrying value of $1.1 million, for $4.5 million.  See Note 8 below.

Kaiser-Hill:   Summarized financial information of Kaiser-Hill Company was as follows as of December 31 (in thousands):

	2002	2001	2000

Current assets	$115,030	$136,056	$132,485
Non-current assets	78,734	17,441	430
Current liabilities	107,586	125,377	131,879
Non-current liabilities	28,644	12,800	—
Gross revenue	732,718	718,788	673,751
Net income	73,514	30,084	20,436

Under the Closure Contract, Kaiser-Hill is not responsible for, and the DOE pays all costs associated with, any liability, including, without limitation, any claims involving strict or absolute liability and any civil fine or penalty, expense, or remediation cost, but limited to those of a civil nature, which may be incurred by, imposed on, or asserted against Kaiser-Hill arising out of any act or failure to act, condition, or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 (“pre-existing conditions”). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill’s managerial personnel and cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill is responsible, but only for the incremental liability, expense, or remediation caused by Kaiser-Hill.

The Closure Contract further provides that Kaiser-Hill will be reimbursed for the reasonable cost of bonds and insurance allocable to the contract and for liabilities and expenses incidental to these liabilities, including litigation costs, to third parties not compensated by insurance or otherwise. There is an exception to this reimbursement provision applicable to liabilities caused by the willful misconduct, lack of good faith or failure to exercise prudent business judgment by Kaiser-Hill’s managerial personnel.

With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility.  As of December 31, 2002 and 2001, Kaiser-Hill had no cash balances outstanding on its revolving credit.

8.             Notes receivable

In June 2002, a settlement was reached between the Company and ICF Consulting, whereby the Company agreed to restructure the ICF Consulting notes totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new promissory note of $6.4 million (New Note) bearing interest at 8.5% per annum.  The New Note is subordinated to the rights to ICF Consulting’s senior bank lenders.  In return ICF Consulting agreed to withdraw all claims against the Company, release cash in escrow totaling $0.8 million and purchase the Company’s 10% ownership in ICF Consulting, carrying value of $1.1 million, for $4.5 million.

At December 31, 2002, all terms of the settlement agreement between the Company and ICF Consulting had been implemented.   Due to uncertainties about the ultimate collectibility of the New Note and accrued interest, and considering the fact that ICF Consulting had defaulted on the previously held ICF Consulting notes, the Company has recorded a reserve of $0.5 million against the New Note.

Prior to the aforementioned settlement, the Company owned a 10% interest in ICF Consulting Group, Inc., a privately held entity.  This interest was retained by Old Kaiser when it sold its Consulting Group in June 1999.  In connection with the sale, the Company accepted two promissory notes as part of the total consideration received. The notes were subject to reduction in the event that certain divestiture-related contingencies were not resolved as originally anticipated in the related sale agreement. Amounts payable by ICF Consulting on such notes were subject to (1) the rights of holders of ICF Consulting’s senior lenders and (2) possible reduction as a result of indemnification claims asserted by ICF Consulting pursuant to the agreements entered into by the parties at the time of Old Kaiser’s sale of its Consulting Group.  The accrued interest receivable was $1.7 million as of December 31, 2001.

Based on developments in 2001, the Company deemed it prudent to establish a $1.0 million reserve, through a reduction of interest income, for uncertainties over the collectibility of the combined carrying value of the escrowed cash, the promissory notes and the interest receivable.  This reserve is reflected on the Consolidated Balance Sheets as part of Prepaid Expenses and Other Current Assets.

9.             Preferred Stock

Kaiser Holdings’ certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. Resulting from its initial bankruptcy distribution on April 17, 2001 (see Note 3), the Company had $55.9 million, net of $6.6 million of treasury stock, and $62.5 million in New Preferred outstanding at December 31, 2002 and 2001, respectively. The New Preferred is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share. The New Preferred ranks ahead of Kaiser Holdings’ New Common.

Pursuant to approval by the Company’s Board of Directors, in 2002 the Company purchased 119,587 shares of outstanding New Preferred at prices ranging from $25.62 to $34.02 per share.  The treasury shares have been recorded at liquidation preference, $55 per share, as a reduction to preferred stock and the remaining difference between cost and the liquidation preference was recorded as an increase to paid-in capital.

The certificate of incorporation of Kaiser Holdings and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred without the consent of holders of at least two-thirds of the New Preferred.

Cumulative dividends on the New Preferred are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of Kaiser Holdings on account of that affiliate’s ownership of shares of preferred stock. If Kaiser Holdings fails to pay a quarterly dividend when due, holders of New Preferred will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full.   The dividend due to holders of record on January 31, 2003, totaling approximately $1.0 million, was paid on February 7, 2003.  At December 31, 2002, in addition to the $4.0 million of cash reserves for unresolved claims, the Company had $2.5 million in cash reserved for the payment of accrued dividends on any future issuances of New Preferred issued as a result of remaining bankruptcy claims resolutions (any New Preferred issued as a result of claims resolutions also carries the right to dividends retroactively from April 17, 2001).

The New Preferred has a liquidation preference of $55 per share plus the amount of unpaid dividends, if any. Upon the liquidation or dissolution of Kaiser Holdings, each holder of New Preferred (other than an affiliate of Kaiser Holdings) is entitled to this per share liquidation preference before any holders of New Common or any other junior securities of Kaiser Holdings receive any payment for their shares. If, in a liquidation or dissolution setting, assets remaining after distribution to holders of debt and other obligations are insufficient to pay all holders of New Preferred the per share liquidation preference, then such assets will be distributed on a proportionate basis to the holders of New Preferred (other than affiliates of Kaiser Holdings) and any securities ranking on a parity with the New Preferred.

The Company has the option to redeem the New Preferred at any time, in whole or in part, at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. The Company is required to offer to purchase the New Preferred at 100% of the liquidation preference per share plus all accrued and unpaid dividends in connection with a change of control of Kaiser Holdings.  In addition, any net proceeds in excess of $3 million in a calendar year received by the Company or any of its direct or indirect subsidiaries from the disposition of assets to an unaffiliated party outside of the ordinary course of business must be used to redeem New Preferred at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. Furthermore, to the extent that certain categories of cash are received from Nova Hut, such cash must be used to redeem New Preferred at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends.

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

Holders of New Preferred generally are entitled to vote with holders of New Common on all matters submitted to a vote of shareholders, with each share of New Preferred being entitled to one-tenth of a vote. In addition, holders of New Preferred have the right to vote separately as a class to exercise their right to elect an additional director due to a failure to pay a quarterly dividend, to elect two-thirds of the directors if the New Preferred is not redeemed by December 31, 2007, and to consent to the issuance of any senior or parity securities. The terms of the New Preferred may not be materially or adversely modified without the consent of holders of at least two-thirds of the New Preferred. If the Company or any of its affiliates holds any New Preferred, they will not be entitled to vote that New Preferred.

The Plan provides that Major Stockholders (defined as holders of 10% or more of the outstanding shares of New Preferred or New Common, or a person who is an “affiliate” of Kaiser Holdings as defined under the Federal securities laws) have certain registration rights. In general, a Major Stockholder may request Kaiser Holdings to register under the Securities Act of 1933 for the sale of all, but not less than all, of the New Preferred and/or New Common owned by the Major Stockholder. Upon request for such a registration from a Major Stockholder, Kaiser Holdings is required to give notice to other Major Stockholders and use its best efforts to cause a registration statement to become effective as expeditiously as possible and maintain such registration statement current for a period of 12 months. Major Stockholders are not entitled to request registration until one year after the Effective Date, and Kaiser Holdings is not obligated to file a registration statement in response to a request from a Major Stockholder until such time as Kaiser Holdings is eligible to use Form S-3 under the Securities Act of 1933 for such an offering. Kaiser Holdings is not required to effect more than one registration for Major Stockholders during any twelve-month period. These registration rights expire on December 31, 2007. The Plan also contemplates that Major Stockholders will have “piggyback” registration rights in connection with a proposed underwritten public offering of Kaiser Holdings New Common or New Preferred solely for cash and for its own account.

Kaiser Government Programs, Inc.’s (“KGP”) Put Rights

KGP is the Company subsidiary that owns (through a wholly owned subsidiary of KGP) the 50% interest in Kaiser-Hill Company LLC.  KGP has outstanding put rights, expiring on December 31, 2007, that obligate it to purchase New Preferred owned by a holder of the put right, at the holder’s option, under three circumstances:

•                  if KGP receives net after-tax proceeds from any cash distributions from Kaiser-Hill that, on a quarterly basis, exceed 2.8 times the amount of cash required to pay all past accrued but unpaid cash dividends on the New Preferred, plus the next scheduled quarterly cash dividend on New Preferred;

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

The Company received distributions from Kaiser-Hill during the fourth quarter of 2002 in an amount that triggered the put rights.  However, rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights, the Company redeemed $15.5 million liquidation preference of New Preferred as of January 31, 2003.  In addition to the funds required to be used to redeem New Preferred under the terms of the New Preferred, the Company used cash from operations (including distributions from Kaiser-Hill) to fund the redemption.  The amount of cash from operations used for that purpose exceeded the amount required to be used by KGP to fund its put right obligations.  The Company believes this is a more cost-efficient manner of satisfying the obligations associated with the KGP put rights and plans to continue to use the redemption process to satisfy such obligations.

10.           New Common Stock

The Kaiser Holdings certificate of incorporation authorizes the issuance of 3,000,000 shares of New Common.  Pursuant to the Company’s Plan, holders of Allowed Class 4 Claims and Allowed Class 5 Equity Interests are to receive shares of New Common Stock under the Plan.

In connection with its initial distribution out of bankruptcy on or about April 17, 2001, Kaiser Holdings issued to holders of Allowed Class 4 Claims one share of New Common for each $100.00 of such holder’s respective Allowed Class 4 Claim.  Subsequent to April 17, 2001, 823 shares of New Common have been issued related to the settlement of claims.

Holders of Allowed Class 5 Equity Interests received their pro rata portion of New Common representing 15% of the aggregate amount of New Common to be outstanding following distributions to holders of Allowed Class 4 Claims and Allowed Class 5 Equity Interests. This outcome was accomplished by issuing to each holder of an Allowed Class 5 Equity Interest its pro rata portion of the number of shares of New Common that represents 17.65% of the total number of shares of New Common issued from time to time to holders of Allowed Class 4 Claims.

All shares of New Common, at issuance, were duly authorized, fully paid and non-assessable. The holders of such shares will have no preemptive or other rights to subscribe for additional shares. The New Common has a par value of $0.01 per share. Based on its current estimates of the aggregate amount of Allowed Class 4 Claims and cash available for distribution, Kaiser Holdings expects to ultimately issue no more than 1,715,000 shares of New Common to holders of Allowed Class 4 Claims and Allowed Class 5 Equity Interests.

Old Kaiser never paid cash dividends on its Old Common. Kaiser Holdings anticipates that for the foreseeable future no cash dividends will be paid on the New Common and that Kaiser Holdings’ earnings will be utilized to redeem New Preferred or retained for use in the business. The Board of Directors of Kaiser Holdings will determine its dividend policy based on its results of operations, payment of dividends on, and redemption of, New Preferred, financial condition, capital requirements, and other circumstances.

11.           Leases

The Company has no capital leases or any material noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2002. The total rental expense for all operating leases was $141,000 and $628,000 during the years ended December 31, 2002 and 2001.

12.           Income Taxes

The components of net income (loss) used to compute the (expense) benefit for income taxes for the years ended December 31 were as follows (in thousands):

	Successor Company		Predecessor Company
	2002	2001	2000
Income from continuing operations before income taxes and minority interests:
Domestic	$29,165	$7,657	$6,875
Foreign	—	—	—
	$29,165	$7,657	$6,875
(Expense) benefit for income taxes:
Federal:
Current	$(243)	$(809)	$32,839
Deferred	(9,711)	(1,222)	—
	(9,954)	(2,031)	32,839
State:
Current	(121)	(296)	6,682
Deferred	(1,244)	(90)	—
	(1,365)	(386)	6,682
Foreign:
Current	—	—	—
Deferred	—	—	—
	$(11,319)	$(2,417)	$39,521

The effective income tax (expense) benefit varied from the federal statutory income tax (expense) benefit because of the following differences (in thousands):

	Successor Company		Predecessor Company
	2002	2001	2000

Income tax (expense) benefit computed at federal statutory tax rate	$(10,208)	$(2,604)	$(2,338)

Change in tax (expense) benefit from:
Benefit (use) of previous net operating losses	—	—	8,942
Reversal of excess accruals	—	—	3,784
Minority interest earnings	—	—	2,040
State income taxes	(886)	(255)	4,410
Valuation allowance	—	886	26,675
Stock redemption	—	—	(1,390)
Business meals and entertainment	(26)	(35)	(18)
Restructuring costs	(36)	(41)	—
Penalties and fines	(32)	(121)	—
Lobbying costs	(72)	(51)	—
Reversals and other	(59)	(196)	(2,584)
	(1,111)	187	41,859
	$(11,319)	$(2,417)	$39,521

The tax effects of the principal temporary differences and carryforwards that give rise to the Company’s net deferred tax asset (liability) are as follows (in thousands):

	Successor Company
	2002	2001

Net operating loss carryforwards	$529	$—
Reserves for adjustments and allowances	6,680	12,603
Vacation and incentive compensation accruals	95	—
Tax credit carryforwards	685	—
Investment in Kaiser-Hill	(12,428)	(5,037)
Write-down of other investments	(2,099)	418
Unrealized gain on marketable securities	—	(2,466)
Other	—	267
	(6,538)	5,785
Valuation allowance	—	—
	$(6,538)	$5,785

The ability to derive future benefit from some of the elements contributing to the net deferred tax liability at December 31, 2002 is dependent on the Company’s ability to generate sufficient taxable income prior to expiration.  In the fourth quarter of 2002, the company determined that in addition to the reduction of tax carryforwards due to the bankruptcy exception of 382, the tax basis of various assets also was required to be reduced.  This created a deferred tax liability that would be due upon disposition of the assets. The Company believes that the results of its future operations will be sufficient to assure utilization of the tax benefits prior to expiration.

In December 2000, the Chapter 11 bankruptcy reorganization of the Company caused a change in control under Internal Revenue Code (IRC) Sec. 382.  In 2001, the Company determined that the change in control met the stringent guidelines of the bankruptcy exception provided under the Internal Revenue Code.  This resulted in the Company not being subject to the carryforward limitations of IRC Sec. 382.  However, the Company was required to reduce certain carryovers that included net operating losses and credits.  The Company offset the reduction of the carryforwards with the valuation allowance previously established for those carryforwards.

The Company’s net operating loss carryforward at December 31, 2002 of $1,511,000 expires in 2021.  The Company’s tax credit carryforward at December 31, 2002 of $685,000 does not expire.

13.             Retiree Benefits Plans

Post Employment Benefit Plan: As of December 31, 2002 the Company is required to continue to fulfill the provisions of a previously curtailed plan which provides certain medical and dental benefits to a group of retirees. A portion of the benefit is fully insured and a portion is covered by the Company’s self-insurance. In respect to the retirees covered by the self-insured plan, the benefits are funded to an insurance company as participants’ insurance claims are reimbursed. The Company is considering changing elements of this plan coverage.

The benefit cost for this curtailed plan for the years ended December 31 consisted of the following (in thousands):

	2002	2001	2000

Interest cost	$502	$505	$412
Amortization of transition obligation	—	—	980
Adjustment for fresh-start accounting due to changes in actuarial assumptions	—	—	4,084
Adjustment for fresh-start accounting due to changes in unrecognized gain and unamortized transition obligation	—	—	726
Net benefit charge	$502	$505	$6,202

Because there are no new participants in this plan, there is no current service cost. The change in the status of the plan as of December 31 was as follows (in thousands):

	Successor Company		Predecessor Company
	2002	2001	2000

Benefit obligation at January 1,	$7,473	$7,982	$3,998
Service cost	—	—	—
Interest cost	502	505	412
Benefits paid	(1,249)	(1,014)	(512)
Actuarial (gain) loss	1,005	979	4,084
Benefit obligation at December 31,	7,731	8,452	7,982
Unrecognized net gain (loss).	(538)	(979)	—
Net benefit obligation at December 31,	$7,193	$7,473	$7,982

The discount rate used in determining the expense was 6.5% for 2002 and 2001 and 6.8% for 2000. Pursuant to the terms of the plan obligations, changes in medical cost trend rates have no financial impact on the actuarial valuation as the cost of the benefit to the participant has exceeded the Company’s commitment.  At December 31, 2002, there is a $538,000 unrecognized loss related to changes in actuarial assumptions.  This loss will be amortized over four years.

The unamortized portion of the original transition obligation at December 18, 2000 of $6,527,000 and the unrecognized net gain of $5,801,000 were collectively recognized as a net $726,000 charge to the Statement of Operations as a result of adopting fresh start accounting upon emergence from bankruptcy (See Note 2). Also in connection with the adoption of fresh-start accounting, the Company revised certain actuarial assumptions used in determining the Accumulated Plan Benefit Obligation at December 18, 2000, resulting in an increase to the APBO of over $4.0 million. The Company has included this charge in Reorganization Items in the accompanying Statement of Operations. Previously, transition balances were being amortized over 14.5 years.

14.            Benefits and Compensation Plans

In 2001 the Company discontinued the majority of its previously sponsored employee benefit plans.  The Company does continue to sponsor a 401(k) Plan that allowed employees to defer portions of their salary, subject to certain limitations. Total expense for this plan for the years ended December 31, 2002 and 2001 was $290,000 and $387,000, respectively.

15.           Other Contingencies

Kaiser Holdings has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising Kaiser Holdings.

16.           Selected Quarterly Financial Information  (Unaudited)

For the year ended December 31, 2002 (Successor):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Operating Income (Loss).	(24)	(1,735)	(2,641)	(2,628)
Income (loss) from continuing operations before income tax	22,784	4,259	876	1,246
Income (loss) from continuing operations	13,867	2,783	497	699
Income (Loss) from Discontinued Operations, net of tax	694	—	(127)	(70)
Net income (loss)	14,561	2,783	370	629
Preferred stock dividends	(982)	(1,017)	(1,094)	(1,078)
Net Income (Loss) Applicable to Common Shareholders	13,579	1,766	(724)	(449)

Basic and Diluted Earnings (Loss) Per Common Share:

Continuing operations, net of tax	$8.11	$1.11	$(0.38)	$(0.24)

Discontinued operations, net of tax	0.43	—	(0.08)	(0.04)

Net Earnings (Loss) Per Common Share.	$8.54	$1.11	$(0.46)	$(0.28)

For the year ended December 31, 2001 (Successor):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Operating Income (Loss).	(1,949)	(2,240)	(2,864)	(3,739)
Income (loss) from continuing operations before income tax	6,080	1,032	500	45
Income (loss) from continuing operations	5,478	231	(495)	26
Loss from Discontinued Operations, net of tax	(9,779)	(51)	(367)	—
Net income (loss)	(4,301)	180	(862)	26
Preferred stock dividends	(1,102)	(1,102)	(887)	—
Net Income (Loss) Applicable to Common Shareholders	(5,403)	(922)	(1,749)	26

Basic and Diluted Earnings (Loss) Per Common Share:

Continuing operations, net of tax	$3.64	$(0.55)	$(1.28)	$0.11

Discontinued operations, net of tax	(8.74)	(0.03)	(0.34)	—

Net Earnings (Loss) Per Common Share	$(5.10)	$(0.58)	$(1.62)	$0.11

Year Ended December 31, 2000 (Predecessor)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Gross revenue	$—	$—	$99,595	$171,790
Service revenue	1,327	2,121	30,251	46,267
Operating income (loss)	2,785	(2,506)	(1,809)	5,524
Net income (loss) from continuing operations before discontinued
operations and extraordinary items	42,938	5,959	(5,831)	(2,669)
Income (loss) from discontinued operations	(2,752)	(10,190)	1,964	343
Net income (loss) before extraordinary items	40,186	(4,231)	(3,867)	(2,326)
Net income (loss)	164,763	(4,266)	(3,867)	(2,326)

Basic and fully diluted per share amounts for:
Income (loss) before discontinued operations and Extraordinary items	$1.84	$0.26	$(0.25)	$(0.11)
Discontinued operations	(0.12)	(0.44)	0.09	0.01
Income (loss) before extraordinary items	1.72	(0.18)	(0.16)	(0.10)
Extraordinary item	5.35	—	—-	—
Net income (loss)	$7.07	$(0.18)	$(0.16)	$(0.10)

The results of operations include the effects of the following non-recurring and unusual items:

2002:  In the fourth quarter of 2002, income from continuing operations was favorably impacted by the change in estimate related to the Kaiser-Hill contract that increased the estimated performance fee by $34.8 million.  Income from discontinued operations was favorably affected by the successful resolution of a claim against a former subcontractor and through the collection of foreign accounts receivable, which had previously been fully reserved.

In the third quarter of 2002, income from continuing operations was impacted by the Company’s sale of its 10% interest in ICF Consulting resulting in a gain of $3.4 million, offset by the restructuring of the notes receivable and establishment of a reserve on the new note with ICF Consulting with a loss of $1.3 million, for a net positive impact of $2.1 million.

2001:  In the fourth quarter of 2001, income from continuing operations was favorably impacted by a change in estimate related to the Kaiser Hill contract that increased the estimated performance fee by $15.8 million.

2000:  Through June 8, 2000, the Company consolidated its interest in Kaiser-Hill.  As a result of a change composition of the board of managers, the Company adopted the equity method of accounting for Kaiser-Hill. Effective as of December 18, 2000, the Company adopted fresh-start reporting which resulted in an extraordinary gain of $147.2, less income tax expense of $22.7 million, related to the forgiveness of debt to be recorded in the fourth quarter of 2000. The reorganization under the Bankruptcy Code also allowed the Company to recognize a benefit in the current year for the current year operating loss as well as previously generated net operating loss carryforwards.  The income tax benefit recorded related to the current and prior year net operating losses had a favorable impact on net income from continuing operations of $39.5 million in the fourth quarter of 2002.  Income from continuing operations was also favorably impacted in the fourth quarter for adjustments made to fair value certain accounts in connection with the adoption of fresh-start reporting purposes, totaling $15.2 million.  Income (loss) from discontinued operations in the third quarter of 2002 reflects the sales of the Company’s sale of its engineering and construction groups in two separate transactions for a net loss of $7.7 million.

17.           Notes Applicable Solely to the Predecessor Company

Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include all majority-owned or controlled subsidiaries. Investments in unconsolidated affiliated companies were accounted for using the equity method. All significant intercompany balances and transactions were eliminated.

Due to the sale of the majority of Old Kaiser’s operations and the reporting of those operations as discontinued in the accompanying Statement of Operations for all periods presented, all remaining components of reported revenue and gross margin are solely attributable the Company’s 50% ownership of Kaiser-Hill. Prior to June 8, 2000, through a designated majority representation on Kaiser-Hill’s board of managers, the Company had a controlling interest in Kaiser-Hill and therefore consolidated Kaiser-Hill’s results of operations with those of its only other remaining business segment, Engineering and Construction.  Effective June 8, 2000, the Company adopted the equity method of accounting for Kaiser-Hill coincident with its signing of an agreement whereby the other 50% owner has the right to designate 3 out of the 5 members of Kaiser-Hill’s board of managers. The Company retains the right to designate 2 out of the 5 members of the Kaiser-Hill board of managers. Accordingly, the financial information contained herein for Kaiser-Hill is reflected on a consolidated basis for all periods presented through June 8, 2000, and on the equity basis for financial information applicable for periods after June 8, 2000.

Fresh-start Reporting and Reorganization Items: Effective December 18, 2000, the Company adopted the fresh start provisions of AICPA Statement of Position 90-7, Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). As of such date, the Company estimated that the sum of the claims to ultimately be allowed in the bankruptcy proceedings, plus remaining liabilities incurred after June 9, 2000, would exceed the reorganization value of the emerging entity. Additionally, holders of existing voting equity securities immediately before confirmation would receive less than 50 percent of the voting equity securities of the emerged entity thus triggering a change in control. Under these circumstances, SOP 90-7 called for a new reporting entity to be created and assets and liabilities to be recorded at their then current fair values. This accounting treatment is referred to in these statements as fresh-start reporting. The income statement effect of the adjustments to the previous carrying value of various assets and liabilities has been reported in the Statements of Operations as Reorganization Items. Reorganization Items as reported on the accompanying Statements of Operations consist of the net charges made during the period with respect to matters involving the bankruptcy. For the year ended December 31, 2000, Reorganization Items consisted of the following (in thousands):

Professional fees	$4,827
Severance & retention amounts	2,776
Interest earned on excess cash balances	(976)
Adjustment of accounts to fair value for fresh-start reporting	(15,238)
$(8,611)

Revenue Recognition: Prior to the divestiture of the majority of its operations, the Company’s revenue was derived primarily from long-term contracts of various types. Revenue on time-and-materials contracts was recognized based on actual hours delivered times the contracted hourly billing rate, plus the costs incurred for any materials. Revenue on fixed-priced contracts was recognized using the percentage-of-completion method and is comprised of the portion of expected total contract earnings represented by actual costs incurred to date as a percentage of the contract’s total estimated costs at completion. Revenue on cost-reimbursable contracts was recognized to the extent of costs incurred plus a proportionate amount of the contracted fee. Certain cost-reimbursable contracts also included provisions for earning performance-based incentive fees. Such incentive fees were included in revenue at the time the amounts could be reasonably determined. Provisions for anticipated contract losses were recognized at the time they become estimable.

Foreign Currency Translation:   Results of operations for foreign entities were translated using the average exchange rates during the period. Assets and liabilities were translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments were reflected net of tax in shareholders’ equity (deficit) as cumulative translation adjustments. The balance of the cumulative translation adjustment was realized in connection with the 2000 sales of the Engineering and Construction Group.

Supplemental cash flow information for the year ended December 31, 2000 is as follows:

Cash payments for interest	$90
Cash payments for income taxes	2,171

Capitalized Software Development Costs:   Certain costs, including consulting expenses and internal labor, incurred to develop major software applications for internal Company use were capitalized and amortized over the estimated useful or economic lives of the software, respectively. Since the Company divested of the majority of its operations during 2000 and no longer had utility for the carrying value of the capitalized software assets, these capitalized costs were written off in connection with the Company’s adoption of fresh start accounting as of December 18, 2000. Amortization expense of  $0.3 million was recognized during 2000.

Goodwill:   Goodwill represented the excess of cost of acquired businesses over the fair value of the identifiable net tangible and intangible assets acquired. Goodwill was amortized using the straight-line method over the period for which the Company estimated it would benefit directly from the acquisitions. The range of estimated benefit from the Company’s historical acquisitions ranged from five to forty years. The Company periodically evaluated these ranges and the recoverability of goodwill by comparing the estimated future undiscounted operating cash flows for each underlying acquisition to the respective carrying value of goodwill. The Company’s remaining goodwill was written off during 2000 as a result of its sale of the remainder of its Engineering and Construction Group.

Income Taxes:   Deferred tax assets and liabilities represented the tax effects of differences between the financial statement carrying amounts and the tax bases carrying amounts of the Company’s assets and liabilities. These differences were calculated based upon the statutory tax rates in effect in the years in which the differences were expected to reverse. The effect of subsequent changes in tax rates on deferred tax balances was recognized in the period in which a tax rate change was enacted. The Company evaluated its ability to realize future benefit from all deferred tax assets and established valuation allowances for amounts that may not have been realizable. Unless otherwise noted, provisions were not made for U.S. income taxes for the undistributed earnings of the Company’s foreign subsidiaries because the Company intended to reinvest such earnings in continuing operations indefinitely.

Concentrations of Credit Risk and Major Customers:   The Company maintained cash balances primarily in overnight Eurodollar deposits, investment-grade commercial paper, bank certificates of deposit, and U.S. government securities. The Department of Energy, through the Kaiser-Hill joint venture, accounted for approximately 100% of Kaiser’s consolidated gross revenue for the years ended December 31, 2000 (all other operating results were presented as “Discontinued Operations” on the Statement of Operations.)

Restructuring Plan

Over the past few years, the Company implemented various restructuring plans. Restructuring charges recognized in 2000 were $1.9 million. The components of the charges included costs incurred for involuntary employee severance, facility closure costs associated with closing of marginally profitable office locations, and costs to cease certain operating activities. Employee severance costs reflected a 25% personnel reduction or approximately 250 employees of the Company’s wholly owned North American operations and lesser percentage reductions in international operations. Facility closure and related costs included disposal costs of equipment, lease restructuring payments, brokers fees and lease termination costs.

Restructuring initiatives undertaken of restructuring activity, for periods prior to the Company’s filing under Chapter 11 of the Bankruptcy Code on June 9, 2000, has been summarized as Restructuring Charges on the Consolidated Statement of Operations during the year ended December 31, 2000 and consisted of the following:

	Balance January 1,	Provisions	Uses	Balance December 31,

Facility downsizing/consolidation	$355	$1,915	$2,270	$—
	$355	$1,915	$2,270	$—

Divestitures and Acquisitions

Divestitures:  Pursuant to a restructuring plan, the Company divested of several operating units in 2000. The intention to divest of certain operating units qualified the related units as discontinued operations for financial reporting purposes.

•                        The Engineering & Construction Group’s sale of the Infrastructure and Facilities Division: The Bankruptcy Court approved the sale of the Infrastructure and Facilities line of business on July 17, 2000. On July 28, 2000, Kaiser completed the sale of its Infrastructure and Facilities line of business, which provided engineering services to clients around the world in the transit and transportation, facilities management, water/wastewater treatment, and microelectronics and clean technology sectors. In this transaction, substantially all of the assets of this business were sold to Tyco Group S.A.R.L., the Earth Tech unit of Tyco International Ltd., for a cash purchase price of $30 million.

•                        The Engineering & Construction Group’s sale of the Metals, Mining and Industry Division: The Bankruptcy Court approved the sale of the Metals, Mining and Industry line of business on August 17, 2000. Effective as of August 18, 2000, the Company completed the sale of its Metals, Mining and Industry line of business, which provided engineering services to clients around the world in the alumina/aluminum, iron and steel, and mining industry sectors. In this transaction, substantially all of the assets of this business were sold to Hatch Associates, Inc., a subsidiary of The Hatch Group of Canada, for a cash purchase price of $7.0 million.

•                        In 2000, the Company recognized a pretax loss for financial reporting purposes of approximately $(0.7) million. After adjusting this loss for items that are not deductible for federal income tax purposes, such as associated goodwill and intangible asset write-offs totaling $19.2 million, the transactions resulted in income tax expense of approximately $7.0 million, resulting in a total loss after tax for financial reporting purposes of approximately $(7.7) million from the collective sales.

The operating results of the Engineering and Construction Group prior to divestiture have been segregated from the Predecessor Company’s continuing operations and are reported as a separate line item on the Statement of Operations for all periods presented.  Details of the net operating results are as follows:

2000

Gross Revenue	$158,724
Subcontracts and materials	(97,210)
Provision for contract losses	—
Equity in net income of unconsolidated affiliates	1,275
Service Revenue	62,789
Operating Expenses:
Direct Labor and fringe	40,606
General and administrative	23,225
Depreciation & amortization	1,030

Operating (Loss)	(2,072)
Income tax benefit (expense)	(894)
(Loss) from discontinued operations	$(2,966)

The segment operating results include all activities that had sole direct benefit to the respective segment.

Receivables

Receivables as of December 31, 2000 consisted of $3.1 million currently due less an allowance of $1.4 million.

Debt History

On December 18, 2000, the effective date of the Company’s Plan, the $125.0 million in outstanding senior subordinated notes due 2003 (Old Subordinated Notes), plus accrued interest at 13% thereon from January 1 to June 9, 2000, became an Allowed Class 4 Claim in Old Kaiser’s bankruptcy.  The Plan provided that the Indenture for the Old Subordinated Notes was cancelled as of the Plan effective date. Therefore, as of December 18, 2000, the Old Subordinated Notes no longer represented a debt obligation of Old Kaiser.

Also during 2000, the holders of the Old Subordinated Notes were offered the opportunity to have a right to “put” their New Preferred (expected to be received pursuant to their claim and the terms of the Company’s Plan or Reorganization) to Kaiser Government Programs, Inc. (the indirect 100% owner of Old Kaiser’s 50% interest in Kaiser-Hill Company LLC) (“KGP”). This opportunity was offered in exchange for the surrender of any remaining rights held by holders of the Senior Subordinated Notes as of August 14, 2000 under a guarantee previously issued by KGP. The exchange offer by KGP expired on November 15, 2000, and the holders of $124,303,000, or 99.4%, principal amount of the Senior Subordinated Notes accepted the exchange offer.

As of December 31, 2000, outstanding Old Subordinated Notes represented the right to receive (1) cash, New Preferred and New Common distributable under the Plan and (2) to the extent the holder of an Old Subordinated Note accepted the KGP exchange offer, or is a direct or indirect transferee from a holder of Old Subordinated Notes who accepted the KGP exchange offer, the appropriate number of KGP put rights. The carrying value of unamortized issuance costs and original issue discount of $1.4 million and $1.3 million, respectively, at December 18, 2000 were written off as part of the extraordinary gain of $124.5 million recognized from the debt forgiveness in bankruptcy.

Background to the Debt Restructuring: Given significant uncertainties beginning in 1998 relative to the costs of completing four fixed price nitric acid projects that worsened the Company’s financial condition beginning in 1998 and the inability to finitely determine the impact of the losses on the Company’s liquidity and financing sources, management immediately pursued options for additional financing sources and flexibility. In addition to seeking a replacement working capital facility, the Company’s Board of Directors also began considering and pursuing other strategic alternatives, including, but not limited to, the sale of portions of the Company.   On December 18, 1998, the Company successfully entered into a new revolving credit facility (the Revolver) which offered cash borrowings and letters of credit up to an aggregate of $60 million. Proceeds totaling $25,000,000 from the Revolver were used to repay all outstanding amounts from the former revolving credit facility and the Company wrote off the unamortized balance of the capitalized costs related to the debt facility and recognized an extraordinary charge of $1.1 million, net of tax of $0.5 million.

After obtaining the Revolver, the Company again increased the estimate of the total nitric acid projects cost overruns it expected to incur by an additional $19 million. This unanticipated material adverse change to the Company’s financial condition triggered a technical event of default pursuant to the Revolver’s terms. On April 9, 1999, the Company completed the sale of its EFM Group and used $36 million of the sale proceeds to extinguish the outstanding Revolver cash borrowings. The remaining applicable terms of the Revolver, essentially letter of credit provisions, expired on June 30, 1999 - concurrent with the Company’s completion of the sale of its Consulting Group. A charge of $0.8 million, net of income taxes of $0.5 was recognized for the write off of the unamortized balance of capitalized costs incurred to originally obtain the facility. Also in connection with the expiration of the Revolver, the Company was required to use $10.0 million of the asset sale proceeds to collateralize certain contract performance guarantee letters of credit that had been outstanding under the expired facility.

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

During the summer and fall of 1999, the Company developed and obtained approval by shareholders and holders of the Old Subordinated Notes of a debt restructuring plan (detailed elements of the debt restructuring plan are more fully described in Amendment No. 3 to the Form S-4 Registration Statement filed with the Securities and Exchange Commission on October 1, 1999).  However, consummation of the approved debt restructuring plan remained conditioned on the Company’s ability to obtain a new bank revolving credit facility satisfactory to the Company and an unofficial committee of holders of the Old Subordinated Notes.  The proposals ultimately received from potential lenders did not provide the Company with the necessary level of liquidity and contained provisions that were not compatible with the Company’s short and long-term operating needs.  Therefore, based on the inability to obtain an acceptable credit facility and on continued financial underperformance of its Engineering and Construction Group, on December 31, 1999, the Company paid the scheduled interest payment on the $126.0 million in remaining notes and announced that it would delay implementation of the proposed debt restructuring and re-open negotiations with its noteholders and potential lenders regarding modifications to the debt restructuring plan. On June 9, 2000, the Company voluntarily filed for Chapter 11 protection (See Note 1).

Original Terms of Senior Notes: The 12% Senior Notes (Senior Notes) were due in 2003. Each note unit consisted of $1,000 principal amount of 12% Senior Notes, and 7 warrants, each to purchase one share of the Company’s common stock at an exercise price of $2.30 per share. The warrants contained certain anti- dilution provisions and expired on December 31, 1999. On December 31, 1999, 28,000 warrants were exercised for proceeds totaling $64,400.

Original Terms of Senior Subordinated Notes:  The Old Subordinated Notes consisted of units, each consisting of $1,000 principal amount and 4.8 warrants, each to purchase one share of the Company’s common stock at an exercise price of $5.00 per share. The warrants expired on December 31, 1998. The Company’s obligations under the Old Subordinated Notes were subordinate to its obligations under the Senior Notes and revolving credit facilities, if any.

Interest payments were due semiannually on the Senior Notes and the Old Subordinated Notes (collectively, the Notes).  Interest accrued at 13% during 1999 and through to June 9, 2000 as the Company did not achieve and maintain a specified level of earnings. The indentures governing the Notes contained business and financial covenants, including restrictions on additional indebtedness, dividends, acquisitions and certain types of investments, and asset sales.

Building Investment

With the intent of significantly restructuring fixed operating leases for the Company’s corporate headquarters, the Company paid $1.5 million on November 12, 1997, for a 4% ownership interest in a limited liability company (the LLC) that leased the land and owns the buildings leased primarily by the Company for its corporate headquarters. The Company was committed to make additional annual capital contributions to the LLC totaling $600,000 during each of the first three years and $700,000 during each of the fourth through ninth years of the LLC. The ownership in the LLC was to have increased to 16% in fixed annual 2.4% increments in each of the eleventh through fifteenth years of the agreement. Transaction costs totaling $1.7 million were capitalized and amortized over the estimated 15-year life of the LLC.

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

Leases

The Company divested of the majority of its lease commitments during the year ended December 31, 2000.  Total rent expense for all operating leases was $11,022,000 for the year ended December 31, 2000.  Sublease rental income was $3,296,000 for the year ended December 31, 2000.

Benefits and Compensation Plans

Historically, the Company sponsored several retirement benefit plans covering substantially all employees who met minimum length of service requirements. These plans included a defined-contribution retirement plan that provided for contributions by the Company based on a percentage of covered compensation, and a 401(k) Plan that allowed employees to defer portions of their salary, subject to certain limitations. Total expense for these plans for the year ended December 31, 2000 was $791,000.

In 2001, the Company discontinued the majority of its previously sponsored employee benefit plans. In addition, all previous common stock-based benefit plans were terminated on December 18, 2000 pursuant to the terms of the Company’s Plan of Reorganization (any common stock previously reserved for issuance upon exercises of any of the following plan benefits has also been cancelled). A summary of the previously active plans is as follows:

Fixed Stock Option Plans: The Stock Incentive Plan (“Incentive Plan”) provided for the issuance of options to purchase the Company’s old common stock and the issuance of stock appreciation rights or restricted shares of common stock. All outstanding options not exercised prior to December 18, 2000 (the “Effective Date”) were cancelled.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2002 and 2001

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Members
Kaiser-Hill Company, LLC:

We have audited the accompanying consolidated balance sheet of Kaiser-Hill Company, LLC (the Company) and Subsidiary as of December 31, 2002, and the related consolidated statements of income, members’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidating information based on our audit. The 2001 and 2000 consolidated financial statements of Kaiser-Hill Company, LLC, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 25, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and Subsidiary as of December 31 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
February 4, 2003

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2002 and 2001

(Amounts in thousands of dollars)

	2002	2001
Assets

Current assets:
Cash and cash equivalents	$16,071	19,448
Current portion of unbilled contract receivables	98,458	114,380
Due from employees	51	114
Prepaid expenses and other current assets	450	2,114

Total current assets	115,030	136,056

Unbilled contract receivables, net of current portion	77,352	17,099
Prepaid expenses, long-term	1,128	—
Deferred financing costs, net of accumulated amortization of $271 and $183, respectively	254	342

	$193,764	153,497
Liabilities and Members’ Equity

Current liabilities:
Accounts payable and payables to subcontractors	$74,916	94,708
Current portion of employee incentive plan	10,594	9,300
Accrued vacation	11,485	11,581
Accrued salaries and employee benefits	9,724	8,780
Payable to Members	867	1,008

Total current liabilities	107,586	125,377

Employee incentive plan, net of current portion	28,644	12,800

	136,230	138,177
Contingencies (note 7)

Members’ equity	57,534	15,320

	$193,764	153,497

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2002, 2001, and 2000

(Amounts in thousands of dollars)

	2002	2001	2000
Gross revenue	$732,718	718,788	673,751
Subcontractor costs and direct material costs	(367,355)	(417,180)	(417,203)

Service revenue	365,363	301,608	256,548

Direct cost of service and overhead	(291,986)	(271,977)	(236,671)

Operating income	73,377	29,631	19,877

Other income (expense):
Interest income	232	569	669
Interest expense	(95)	(116)	(110)

Net income	$73,514	30,084	20,436

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Members’ Equity

Years ended December 31, 2002, 2001, and 2000

(Amounts in thousands of dollars)

	Kaiser KH Holdings, Inc.	CH2M HILL Constructors, Inc.	Total

Members’ equity, December 31, 1999	$3,600	3,600	7,200

Net income	10,218	10,218	20,436
Distributions	(13,300)	(13,300)	(26,600)

Members’ equity, December 31, 2000	518	518	1,036

Net income	15,042	15,042	30,084
Distributions	(7,900)	(7,900)	(15,800)

Members’ equity, December 31, 2001	7,660	7,660	15,320

Net income	36,757	36,757	73,514
Distributions	(15,650)	(15,650)	(31,300)

Members’ equity, December 31, 2002	$28,767	28,767	57,534

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000

(Amounts in thousands of dollars)

	2002	2001	2000
Cash flows from operating activities:
Net income	$73,514	30,084	20,436
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	88	88	88
Changes in assets and liabilities:
Increase in contract receivables	(44,331)	(6,548)	(17,664)
Decrease (increase) in due from employees	63	(92)	(22)
Decrease (increase) in prepaids and other current assets	1,664	(1,759)	(355)
(Increase) in long-term prepaids	(1,128)	—	—
(Decrease) increase in accounts payable and payables to subcontractors	(19,792)	(6,736)	10,972
Increase in employee incentive plan	17,138	22,100	—
Increase (decrease) in other accrued expenses	848	(3,558)	9,202
(Decrease) increase in payable to Members	(141)	492	(216)

Net cash provided by operating activities	27,923	34,071	22,441

Cash flows from financing activities:
Distributions to Members	(31,300)	(15,800)	(26,600)
Proceeds from credit facility	37,700	29,900	42,000
Payments on credit facility	(37,700)	(35,900)	(36,000)

Net cash used in financing activities	(31,300)	(21,800)	(20,600)

Net (decrease) increase in cash and cash equivalents	(3,377)	12,271	1,841

Cash and cash equivalents, beginning of year	19,448	7,177	5,336

Cash and cash equivalents, end of year	$16,071	19,448	7,177

Supplemental cash flow information:
Cash paid for interest	$7	28	22

See accompanying notes to consolidated financial statements.

KAISER HILL COMPANY, LLC
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)                     Organization

Kaiser-Hill Company, LLC was formed on October 24, 1994. The principal business of the Company is to procure, execute, deliver, and perform under a contract with the Department of Energy (DOE) to manage the programs and operate the DOE facilities at Rocky Flats Environmental Technology Site (RFETS) in Golden, Colorado. The mission of the RFETS is directed toward cleanup, deactivation, and preparation for decontamination and disposition of these DOE facilities.

The Company is a limited liability company owned equally by Kaiser KH Holdings, Inc., a wholly owned subsidiary of Kaiser Group Holdings, Inc. (formerly known as Kaiser Group International, Inc.) (Kaiser), and CH2M HILL Constructors, Inc., an indirect wholly owned subsidiary of CH2M HILL Companies, Ltd. (CH2M HILL) (collectively the Members). Net profits and/or losses and distributions thereof are allocated equally to the Members.

At December 31, 2002, the Company employed approximately 1,480 hourly workers and approximately 500 salaried workers. Approximately 84% of the hourly employees are represented by United Steel Workers of America under a collective bargaining agreement which expires on January 15, 2007.

On January 24, 2000, the Company and the DOE entered into a new contract effective February 1, 2000. The new contract is in effect under the physical completion of the Rocky Flats Closure Project including closure, disposal of nuclear material, demolition of facilities, environmental remediation, waste disposal, infrastructure and general site operations. Under the new contract, the Company has the opportunity to earn an additional fee if the total costs incurred are below the contract target cost or the completion of the site closure is before March 31, 2007. In addition, the Company can lose a portion of its fee if the costs exceed an amount equal to $200 million above the contract target cost or the site closure is after March 31, 2007. The modified maximum and minimum fee available to be earned by the Company through the date of closure is $463 million and $151 million, respectively.

(2)                     Significant Accounting Policies

(a)                      Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

(b)                      Revenue Recognition

Under the contract (the Contract), revenue is recognized using the percentage of completion method whereby revenue is accrued in an amount equal to cost plus management’s best estimate of incentive fees. Incentive fees are estimated based on projected total contract costs and site closure date. The Company continually monitors its progress towards the completion dates and its estimated costs at completion and will modify its estimates of fees to be earned as needed. Changes in these estimates could have a significant effect on future earnings of the Company. During 2002, management revised its estimate of projected cost at completion based upon the Company’s current progress under the Contract. The change in estimate results in approximately $20,400,000 of additional incentive fees to be recognized over the life of the Contract. The Company recognized approximately $14,900,000 in additional revenue during the year ended December 31, 2002 due to the change in estimate.

(c)                       Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers cash in checking and short-term investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains its cash accounts primarily with banks located in Colorado, New York, and Washington D.C. Cash balances are insured by the FDIC up to $100,000 per bank and cash equivalents are not insured by the FDIC. As of December 31, 2002, the majority of the cash balance was made up of cash equivalents.

(d)                      Income Taxes

No provision for the payment of income taxes has been made in the accompanying consolidated financial statements related to the activities of the Company since the Members each report their share of the Company’s taxable income in their respective individual income tax return.

(e)                       Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

As discussed in Note 2(b), revenue under the Contract is recognized using the percentage of completion method whereby revenue is accrued in an amount equal to cost plus management’s best estimate of incentive fees. Incentive fees are estimated based on projected total contract costs and site closure date. Changes in these estimates could have a significant effect on the future earnings of the Company.

(f)                         New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe its adoption will effect the financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when an entity commitment to an exit plan as prescribed under EITF No. 94-3. SFAS No. 146 also establishes that the initial liability be measured at fair value. SFAS No. 146 is effective for activities that are initiated after December 31, 2002 and management does not believe its adoption will effect the financial statements of the Company.

(g)                      Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

(3)                     Related Party Transactions

In 2002 and 2001, the Members were subcontracted by the Company to perform certain tasks under the Contract. The “Payable to Members” in the accompanying balance sheets as of December 31, 2002 and 2001 consists of $250,000 and $118,000 respectively, to Kaiser and $617,000 and $890,000, respectively, to CH2M HILL for these subcontracted tasks. These payables are non-interest bearing.

In addition, costs incurred related to work performed by CH2M HILL, the majority of which are reimbursable and billed under the Contract, were approximately $473,000 in 2002, $851,000 in 2001, and $799,000 in 2000.

(4)                     Contract Receivables

Contract receivables as of December 31, 2002 and 2001 primarily represent unbilled receivables due under the Contract. Unbilled receivables result from revenue and estimated fee that have been earned by the Company but not billed to the DOE as of the end of the period. Unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the current portion of unbilled receivables will be billed and collected in less than one year. Current unbilled receivables primarily represent allowable costs, including subcontractor costs, that have not been submitted to the DOE for payment. These costs cannot be invoiced to the DOE until payment has been made by the Company to the vendor. In addition, under the terms of the Contract, the Company receives a cash payment of 50% of the incentive fee due on a quarterly basis. The remainder of the incentive fee, based on projected costs at completion and closure date, will be paid by the DOE upon the completion of the contract currently estimated to be December 31, 2006. As such, these amounts are classified as noncurrent in the accompanying consolidated balance sheets. As discussed above, any modifications or changes in the cost estimates or the site closure date will impact these outstanding amounts. The impact could increase or decrease such amounts depending upon the estimated charges.

As of December 31, 2002 and 2001, the Company has $77.4 million and $17.1 million, respectively, of long-term unbilled receivables that represent incentive fee under the Contract. These can be billed at the completion of the Contract, currently estimated to be December 31, 2006. In addition, the Company has current unbilled receivables of $98.5 million and $114.4 million as of December 31, 2002 and 2001, respectively. This is comprised of $7.1 million and $8.2 million, respectively, of incentive fees and $91.4 million and $106.2 million, respectively, of direct reimbursable costs under the Contract that have all been billed since year end.

The Company’s contract receivables result primarily from its long-term contract with the DOE. As a consequence, management believes that credit risk is minimal.

(5)                     Employee Incentive Plan

In connection with the closure contract with the DOE, the Company implemented an employee incentive plan. There are two components to the plan. The first component represents a cash bonus which is earned and paid annually. The second component represents the issuance of performance units. These units are allocated to employees on an annual basis. The value of these units ultimately depend on the actual cost achieved and the closure date and range from $0 to $1 per unit. Employees remain eligible for these units as long as they are employed by the Company or left in good standing, as defined. Payments made for performance units will be paid in cash at the end of the Contract.

As of December 31, 2002, the Company has issued approximately 34,708,750 performance units and the estimated value to be paid is accrued as employer incentive plan liability. The payments of the unit bonus will take place upon closure of the Contract and therefore the associated accrual is classified as a long-term employee incentive plan liability in the accompanying consolidated balance sheets.

(6)                     Business Loan and Security Agreement

The Company currently has a Business Loan and Security Agreement (the Agreement) with a bank. The term of the Agreement is through December 31, 2005. The Company, Kaiser and CH2M HILL granted a first lien security interest to the bank in all of the ownership and equity interest of the Company. As of December 31, 2002 and 2001, the Company had no amounts outstanding under the Agreement.

Under the Agreement, the Company has available temporary financing for the payment of the Company’s costs incurred under the Contract. This financing is utilized throughout the year for periods of less than one month as, under the terms of the Contract, the DOE must pay the Company’s invoices within three business days of receipt. The funding level under the Agreement can not exceed a Maximum Borrowing Base calculated on the lesser of eligible billed and unbilled government accounts receivable, as defined, or $35,000,000. Under the terms of the Agreement, interest on the advances is calculated either under a rate based upon LIBOR or a rate based upon the higher of the Federal Funds Rate or the Prime Rate.

In connection with the Agreement, the Company incurred $525,000 in loan origination fees, which are capitalized as deferred financing costs and are being amortized to interest expense over the life of the Agreement.

The Agreement also contains various financial covenants, including tangible net worth, fixed charge ratio, and minimum cash balances requirements, among other restrictions. Management believes the Company was in compliance with all restrictive covenants throughout the year.

(7)                     Contingencies

The Company’s reimbursable costs are subject to audit in the ordinary course of business by various U.S. Government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

(8)                     Employee Benefit Plans

In accordance with the Contract, the Company participates in several multi-employer benefit plans covering substantially all employees who meet length of service requirements. These plans include a defined benefit pension plan and two defined contribution plans, the latter of which provide for Company matching. The Company contribution amounts for the defined contribution plans were approximately $1,916,000, $1,343,000, and $608,000 for 2002, 2001, and 2000, respectively. No amounts were contributed to the defined pension benefit plans during 2002, 2001, and 2000 because current levels of funding did not require contributions to be made.

The Company administers these benefit plans with benefits equivalent to the RFETS contractor benefit plans maintained by the contractor that preceded the Company at RFETS. Under the Contract, the Company recognizes the cost of benefit plans when paid, and such costs are reimbursed by the DOE. Any excess pension plan assets or unfunded pension plan liability which may currently exist or is remaining at the end of the DOE contract accrues to or is the responsibility of the DOE.

Report of Independent Accountants on

Financial Statement Schedule

To Board of Directors and
Shareholders of Kaiser Group Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 27, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Pricewaterhouse Coopers LLP

March 27, 2003

S-1

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

(in thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions	Balance at the End of Period

Year Ended December 31, 2002
Deducted from asset account:
Allowance for doubtful accounts	$—	$—	$548	(1)	$—	$548

Discontinued operations	20,105	—	—		(2,852)	$17,253

	$20,105	$—	$548		$(2,852)	$17,801

Year Ended December 31, 2001
Deducted from asset account:
Allowance for doubtful accounts	$1,419	$—	$(181)		$(1,238)	$—

Discontinued operations	3,081	16,409	615	(1)	—	20,105

	$4,500	$16,409	$434		$(1,238)	$20,105

Year Ended December 31, 2000
Deducted from asset account:
Allowance for doubtful accounts	$9,594	$—	$—		$(8,175)	$1,419

Discontinued operations	19,953	—	—		(16,872)	$3,081

	$29,547	$—	$—		$(25,047)	$4,500

(1)  Reflects reclassified additions to reserves.

S-2