Form 10-Q
period 2003-03-31
KAISER GROUP HOLDINGS INC
filed 2003-05-15
CIK 856200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File No. 1-12248

KAISER GROUP HOLDINGS, INC.

(successor issuer to Kaiser Group International, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	54-2014870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9302 Lee Highway, Fairfax, Virginia	22031-1207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (703) 934-3600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

The Plan of Reorganization of Kaiser Group International, Inc. under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000.  The Plan provides, among other things, that holders of shares of common stock of Kaiser Group International, Inc. received shares of common stock of Kaiser Group Holdings, Inc. and that holders of specified outstanding debt obligations and other specified claimants received cash and shares of preferred stock and common stock of Kaiser Group Holdings, Inc., all in accordance with the terms set forth in the Plan. The initial distribution of securities occurred as of April 17, 2001.

As of May 12, 2003, there were 1,594,062 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2003	December 31, 2002

(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$12,842	$17,413
Restricted cash and cash equivalents	9,421	18,679
Prepaid expenses and other current assets	1,458	2,404
Net assets of discontinued operations	6,000	6,000
Total Current Assets	29,721	44,496

Other Assets
Investments in and advances to affiliates	47,028	45,663
Notes receivable	5,894	5,894
Other long-term assets	130	142
	53,052	51,699
Total Assets	$82,773	$96,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$390	$922
Post retirement benefit plan obligation	7,123	7,193
Other accrued expenses	5,912	6,501
Preferred stock dividend payable	480	654
Deferred tax liability	7,675	6,538
Income taxes payable	614	640
Total Current Liabilities	22,194	22,448

Commitments and contingencies

Preferred stock, par value $.01 per share:
Authorized—2,000,000 shares
Issued and Outstanding — 759,920 and 1,017,120 shares at March 31, 2003 and December 31, 2002, respectively, net of 94,623 and 119,587 treasury shares; stated at liquidation value of $55 per share	41,796	55,942
Common stock, par value $.01 per share:
Authorized-3,000,000 shares
Issued and outstanding-1,594,062 and 1,590,239 shares at March 31, 2003 and December 31, 2002, respectively	16	16
Capital in excess of par	8,410	8,606
Retained earnings	10,322	9,215
Accumulated other comprehensive income (loss)	35	(32)
Total Shareholders’ Equity	18,783	17,805
Total Liabilities and Shareholders’ Equity	$82,773	$96,195

See notes to consolidated financial statements

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Three Months ended March 31,
	2003	2002
	(Unaudited)
Operating Expenses
Administrative expenses	1,446	2,628
Operating Loss	(1,446)	(2,628)
Other Income
Equity income in earnings of affiliate, net of amortization of $881 for quarters ended March 31, 2003 and 2002	4,365	3,644
Gain on sale of securities	—	106
Interest income	243	124
Income from Continuing Operations Before Income Tax	3,162	1,246
Income tax expenses	(1,243)	(547)
Income From Continuing Operations	1,919	699
Loss from discontinued operations, net of tax	—	(70)
Net Income	1,919	629
Preferred stock dividends	(812)	(1,078)
Income (Loss) Applicable to Common Shareholders	$1,107	$(449)

Basic and Diluted Income (Loss) Per Common Share:
Continuing operations, net of tax	$0.69	$(0.24)
Discontinued operations, net of tax	—	(0.04)
Net Income (Loss) Per Share	$0.69	$(0.28)

Weighted average shares for basic and diluted earnings per common share	1,593	1,589

Comprehensive Income
Net Income	$1,919	$629
Other Comprehensive Income (Loss):
Realization of gain on securities, net of tax	—	(393)
Change in cumulative foreign translation adjustments	67	(13)

Total Comprehensive Income	$1,986	$223

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months ended March 31,
	2003	2002
	(Unaudited)
Operating Activities:
Net income	$1,919	$629
Adjustments to reconcile net income to net cash used in operating activities:
Loss of discontinued operations, net of tax	—	70
Deferred taxes related to continuing operating activities	1,136	(2,227)
Gain on sale of stock	—	(106)
Equity in earnings of affiliate	(4,365)	(3,644)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	946	(124)
Accounts payable and accrued expenses	(1,058)	503
Income taxes payable	(25)	2,249
Other operating activities	95	(48)
Net Cash Used in Operating Activities	(1,352)	(2,698)
Investing Activities:
Distributions from affiliate	3,000	2,600
Proceeds from sale of stock	—	5,961
Net Cash Provided by Investing Activities	3,000	8,561
Financing Activities:
Transfer to restricted cash	—	(626)
Transfer from restricted cash for the redemption of preferred stock	8,913	—
Payment of preferred stock dividends	(986)	(1,103)
Redemption of preferred stock	(14,146)	—
Purchase of preferred treasury stock	—	(77)
Net Cash Used in Financing Activities	(6,219)	(1,806)
Increase (decrease) in Cash and Cash Equivalents	(4,571)	4,057
Cash and Cash Equivalents at Beginning of Period	17,413	8,848
Cash and Cash Equivalents at End of Period	$12,842	$12,905

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The accompanying consolidated financial statements of Kaiser Group Holdings, Inc. and subsidiaries (the Company), except for the December 31, 2002 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the March 31, 2003 financial statements.

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

Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy’s Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site (the Closure Contract). (See note 4 for summarized financial information.)

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties are thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $109.2 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $1.4 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of May 8, 2003, the amount of unresolved claims was approximately $30.2 million. The Company expects that substantial progress will continue to be made in the resolution of claims over the balance of 2003.  The Company currently believes that the amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $145.0 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  The Company intends to continue to use this settlement alternative during its resolution of remaining Class 4 claims, but has no ability to determine the effect of the outcome on its overall financial condition in the event such settlements are accepted in the future.

With respect to the unresolved claims, the Plan required that, at the date of the initial distribution, sufficient cash reserves be retained by the Company such that, if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount, the Company would be able to satisfy the allowed claims, including dividends accruing on related preferred stock, since April 17, 2001.  The cash reserve requirement, and the fact that the Company had not yet received a substantial cash payment the Company asserted it was due from Nova Hut, limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of allowed and “deemed allowed” Class 4 claims, was available at the time of the initial distribution to allowed Class 4 claim holders.  Thus, more shares of New Preferred were issued than would have been had the claims resolution process advanced more quickly and had more cash been available from the Nova Hut project and/or other sources.  Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million in available cash was reserved and classified as Restricted Cash on April 17, 2001.

From time to time in the future, as remaining unresolved claims are resolved, excess cash from the “reserve” fund (including cash added to “reserve” fund in payment of pro forma dividends on retained shares of New Preferred) must be used to redeem outstanding shares of New Preferred.

3.             Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  The weighted average shares outstanding for the period ended March 31, 2003 retroactively adjusts for the conversion of the Old Common to New Common effective with the adoption of fresh-start reporting.  As additional distributions of New Common are made to holders of newly allowed Class 4 claims, the conversion ratio of 96 shares to one share may be adjusted to reflect the final total number of shares of New Common (as discussed in Note 2).

Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period.  Pursuant to the Plan that was effective as of December 18, 2000, all then outstanding common stock equivalents were cancelled.  Accordingly, no anti-dilutive information is presented herein.

The effect of preferred dividends of $0.8 million and $1.1 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively.

4.             Summarized Financial Information of Unconsolidated Affiliate

Kaiser Group owns 50% of Kaiser-Hill Company LLC.  Summarized, unaudited financial information of Kaiser-Hill is as follows for the three months ended March 31, 2003 and 2002 (in thousands):

	2003	2002

Current assets	116,703	168,952
Non-current assets	85,659	17,419
Current liabilities	111,692	149,802
Non-current liabilities	28,644	12,800
Gross revenue	175,855	142,530
Net income	10,492	9,049

5.             Preferred Stock

Kaiser Holdings’ certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The Company had New Preferred outstanding with a liquidation preference of $41.8 million and $55.9 million, respectively, as of March 31, 2003 and December 31, 2002 (net of treasury stock of $4.6 million and $6.6 million, respectively).  The New Preferred is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share and a liquidation preference of $55 per share. The New Preferred ranks ahead of Kaiser Holdings’ New Common.

Pursuant to approval by the Company’s Board of Directors, in 2002 the Company purchased 119,587 shares of outstanding New Preferred at prices ranging from $25.62 to $34.02 per share.  The purchase of the treasury shares was recorded as a reduction to preferred stock equal to the $55 per share liquidation preference with the remaining difference between cost and the liquidation preference recorded as an increase to paid-in capital.

The certificate of incorporation of Kaiser Holdings and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred without the consent of holders of at least two-thirds of the New Preferred.

Cumulative dividends on the New Preferred are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of Kaiser Holdings on account of that affiliate’s ownership of shares of preferred stock. If Kaiser Holdings fails to pay a quarterly dividend when due, holders of New Preferred will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full.   The dividend due to holders of record on April 30, 2003, totaling approximately $0.8 million, was paid on May 7, 2003.  At March 31, 2003, in addition to the $4.5 million of cash reserves for unresolved claims, the Company had $2.0 million in cash reserved for the payment of accrued dividends on any future issuances of New Preferred issued as a result of remaining bankruptcy claim resolutions (any New Preferred issued as a result of claim resolutions also carries the right to dividends retroactively from April 17, 2001).

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

The Plan provides that Major Stockholders (defined as holders of 10% or more of the outstanding shares of New Preferred or New Common, or a person who is an “affiliate” of Kaiser Holdings as defined under the Federal securities laws) have certain registration rights. In general, a Major Stockholder may request Kaiser Holdings to register under the Securities Act of 1933 for the sale of all, but not less than all, of the New Preferred and/or New Common owned by the Major Stockholder. Upon request for such a registration from a Major Stockholder, Kaiser Holdings is required to give notice to other Major Stockholders and use its best efforts to cause a registration statement to become effective as expeditiously as possible and maintain such registration statement current for a period of 12 months. Major Stockholders are not entitled to request registration until one year after the effective date of the Plan, and Kaiser Holdings is not obligated to file a registration statement in response to a request from a Major Stockholder until such time as Kaiser Holdings is eligible to use Form S-3 under the Securities Act of 1933 for such an offering. Kaiser Holdings is not required to effect more than one registration for Major Stockholders during any twelve-month period. These registration rights expire on December 31, 2007. The Plan also contemplates that Major Stockholders will have “piggyback” registration rights in connection with a proposed underwritten public offering of Kaiser Holdings New Common or New Preferred solely for cash and for its own account.

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

The Company received distributions from Kaiser-Hill during the fourth quarter of 2002 in an amount that resulted in a trigger of the put rights – effectively requiring an offer by the Company to redeem certain New Preferred.  In addition, the Company had certain restricted cash balances available, which pursuant to the terms of its Plan of Reorganization, are required to be used to redeem outstanding New Preferred.  Rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights after a trigger, the Company observed the requirement in the Plan of Reorganization to use certain restricted cash balances for preferred redemptions and redeemed a total of $15.5 million of New Preferred, or 307,128 shares, as of January 31, 2003.  The Company believes this was a more cost-efficient manner of satisfying the obligations associated with the KGP put rights and plans to continue to use this redemption process to satisfy such obligations in the future.

6.             Other Contingencies

Kaiser Holdings has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising Kaiser Holdings.  Additionally, the Company believes contingent liabilities may exist in the following areas:

Nova Hut

Although Old Kaiser sold its Metals, Mining and Industry business unit in August, 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the Nova Hut project.  After construction of the steel mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project.  Instead, Nova Hut asserted that the first test was not successful.  To date, this dispute has not been resolved, and the Company has resorted to legal proceedings to enforce its rights and those of its subsidiary.  The primary legal venue at this time is the Delaware bankruptcy proceedings for Old Kaiser, where Old Kaiser has asserted claims against Nova Hut and the International Finance Corporation (IFC), while rejecting substantial claims involving contract breach from Nova Hut and the IFC.  The claims filed by Nova Hut and the IFC in the Delaware bankruptcy court have been withdrawn.  The Company’s claims remain active.  The cost of the litigation of this dispute, as well as the cost of maintaining an ongoing presence in Ostrava, Czech Republic, has had, and may continue to have, a negative impact on the cash flow of Kaiser Netherlands and the Company.

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

The components of the “Net Assets of Discontinued Operations” consist entirely of the carrying value of the net assets of the Nova Hut project.  Based on the Company’s continued concern over Nova Hut’s financial difficulties, the uncertainties of a possible settlement arising out of the bankruptcy court-sponsored mediation and the uncertainties of a possible settlement or ruling in the context of a possible future international arbitration proceeding, in the fourth quarter of 2001, the Company established additional reserves at December 31, 2001 to reduce the net carrying value of the remaining Nova Hut project to $6.0 million.

Kaiser Hill

Under Kaiser-Hill’s contract with the DOE, Kaiser-Hill is not responsible for, and the DOE pays all costs associated with, any liability, including, without limitation, any claims involving strict or absolute liability and any civil fine or penalty, expense, or remediation cost, but limited to those of a civil nature, which may be incurred by, imposed on, or asserted against Kaiser-Hill arising out of any act or failure to act, condition, or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 (pre-existing conditions). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill’s managerial personnel and cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill is responsible, but only for the incremental liability, expense, or remediation caused by Kaiser-Hill.

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

The clean-up and closure of the DOE’s Rocky Flats site involve substantial performance risks.  Among other things, Kaiser-Hill’s activities at the Rocky Flats site involve the clean-up, packaging and transportation of nuclear waste, and the demolition and destruction of facilities where nuclear weapons components were previously produced.  Some of the activities have not been previously performed elsewhere, and therefore require the development of innovative and untested approaches.  Kaiser-Hill emphasizes safety in its performance, but the nature of the Rocky Flats site and the activities of Kaiser-Hill and its subcontractors at the site are such that serious injuries, or even deaths, are possible.  Significant safety incidents at the site could stop or significantly impede the progress of work being performed at the site by Kaiser-Hill and its subcontractors.  The DOE contract contemplates that all, or substantially all, of the nuclear waste at Rocky Flats will be transported to other sites operated or managed by the DOE.  The appropriate sites for storage of certain of those nuclear wastes have not yet been identified.  In addition, objections have arisen from time to time with regard to the transportation and storage of nuclear waste at certain sites previously scheduled by the DOE to receive waste from Rocky Flats, including the DOE’s Savannah River site in South Carolina.  Deliveries of waste to the Savannah River site were delayed as a result of objections interposed by the Governor of South Carolina.  Deliveries to the Savannah River site have begun, but it is possible that similar objections will be raised with respect to the transportation and storage of waste from Rocky Flats at other DOE sites.  Although the DOE contract contemplates that the DOE is responsible for providing transportation and storage sites for nuclear waste from Rocky Flats, an inability to ship plutonium and other nuclear waste to DOE sites would pose a substantial risk to the timely closure of the Rocky Flats site, and could interfere with Kaiser-Hill’s ability to earn fees to which Kaiser-Hill believes it should be entitled.

As the contract between Kaiser-Hill and the DOE is cost-reimburseable in nature, the costs invoiced by Kaiser-Hill for reimbursement by the DOE are subject to audit by the U.S. government.  Also since the inception of Kaiser-Hill, the Company invoiced certain management oversight costs to Kaiser-Hill.  Government audits at Kaiser-Hill are in process for the years of the predecessor contract, which ran from 1995 until January 2000.  Although Kaiser-Hill and the Company have historically provided for their estimates of disallowed costs on cost-reimburseable contracts, uncertainties exist with regard to whether government audits will result in any disallowed costs needing to be refunded to the government customer.  The continued adequacy of provisions for reserves with regard to unallowable costs is reviewed regularly.

With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility.  As of March 31, 2003 and December 31, 2002, Kaiser-Hill had no outstanding balances on its revolving credit facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

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

Under the Plan of Reorganization, Kaiser Group International, Inc. sold some of its businesses and made payments of cash, stock or notes to various classes of creditors.  Currently, we are trying to resolve some outstanding creditor claims through an alternative dispute resolution process.  We have only a limited number of activities, assets and liabilities, primarily consisting of the following:

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

Kaiser-Hill

Our major remaining asset and source of income is our 50% ownership interest in Kaiser-Hill Company, LLC.  Kaiser-Hill was formed solely for the performance of the current and former Rocky Flats contracts.  CH2M Hill designates three of the five members of Kaiser-Hill’s Board of Managers and we designate two members.

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

RESULTS OF RETAINED OPERATIONS

Equity Income In Earnings of Affiliate

Our major remaining source of income is a 50% ownership in Kaiser-Hill.  The financial information contained herein for Kaiser-Hill is reflected on the equity basis.

Closure Contract Provisions for Revenue and Performance Award

The economic terms of the Closure Contract provide that Kaiser-Hill will earn revenue equal to the actual cost of physical completion plus a performance fee based on a combination of the actual cost of completing the site closure project and the

actual date of physical completion, both as compared to contracted targets.   The potential fee to be earned pursuant to the Closure Contract ranges from $151.0 million to $463.0 million based on Kaiser-Hill’s costs to complete the site closure being within the range of targeted completion cost of $3.6 billion and $4.8 billion, and completion at various dates between 2005 - 2007. Physical completion for a total cost in excess of the target cost would result in a reduction to the potential fee because Kaiser-Hill will share 30% in all costs incurred in excess of the target.  Kaiser-Hill is also subject to a $20.0 million maximum penalty if the December 31, 2007 closure date is not met.

Kaiser-Hill’s favorable performance on the contract since its inception in February of 2000 has resulted in a trend of cautious but continuously improving estimates of completion dates, cost estimates and potential fee earning opportunities.   As of March 31, 2003, Kaiser-Hill’s cost estimate to complete the project is $3.75 billion, with an estimated completion date of December 2006, resulting in a potential fee of $424 million.    Kaiser-Hill has goals of further improving its ultimate project performance; however, goals are not free of risk, and the ability to accurately predict the ultimate results are highly uncertain.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements” below.

For the three months ended March 31, 2003, the Company recorded its equity in Kaiser-Hill’s income, recognizing $4.4 million (50% of Kaiser-Hill’s $10.5 million income, less amortization of the intangible asset attributed to Kaiser-Hill of $0.9 million), an increase of $0.7 million over the amount recorded for the three months ended March 31, 2002.  The increase for the three months ended March 31, 2003 is due to the increasing estimates of the performance fee to be earned over the duration of Kaiser-Hill’s contract.

Closure Contract Billing Provisions

Throughout the period of the Closure Contract (beginning in February 2000), Kaiser-Hill has invoiced DOE for the performance fee based on the target levels within the contract, resulting in fee invoices of approximately $6.1 million per quarter.  In December 2002, Kaiser-Hill’s continued favorable progress on the project resulted in an award by the DOE of an additional $10.0 million in fee. Adjusted for the effects of the 50% retainage holdback, Kaiser-Hill expects that its performance fee invoices to DOE will be approximately $7.1 million per quarter effective as of January 1, 2003.

Fee payments made by DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by the DOE pursuant to the Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions of net fees to either Kaiser Group or CH2M Hill Companies Ltd.  Effective January 1, 2003, Kaiser-Hill expects to begin distributing approximately $3.0 million per quarter to each of its two owners based on its fee invoicing level with DOE.  From the commencement of the new Closure Contract through March 31, 2003, Kaiser-Hill has received an aggregate of $82.1 million in fee from the DOE.

In the future, as Kaiser-Hill continues to accrue performance fee based on its currently projected total, less reserves deemed appropriate in the circumstances, and remains subject to a 50% retainage holdback on its performance fee invoicing, the level of unbilled accounts receivable on its balance sheet will begin to increase substantially.  Kaiser-Hill will classify the difference between recorded performance fee and the collected fee as long-term unbilled accounts receivable on its balance sheet, which will be included as a component of Investment in Affiliate on the Company’s balance sheet.  The Closure Contract also contains provisions for DOE to release portions of the retainage holdback prior to contract completion if the DOE deems appropriate.  Kaiser-Hill is not able to estimate whether any of the retainage holdback will be released prior to contract completion.

In both of the three-month periods ended March 31, 2003 and 2002, the equity income in earnings of affiliate is net of $0.9 million of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.  We increased the carrying value of this investment by $21.1 million as part of our adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2003 were $1.4 million, a decrease of $1.2 million compared to the three months ended March 31, 2002.  The decrease in administrative expense is due primarily to reductions in legal and professional fees totaling $0.5 million for the three-month period.  These decreases result from our progress in winding down the discontinued operations of Kaiser Group International.  We anticipate further declines in general and administrative spending as remaining litigation and bankruptcy claims are resolved.  Our cost to provide certain post-employment medical benefits to a capped group of retirees is also treated as an administrative expense.  In the three-month periods ended March 31, 2003 and 2002, the expense related to this plan was $0.2 million and $0.3 million, respectively.

Gain on Sale of Stock

We disposed of our investment in the common stock of Prudential Insurance Company in February 2002 and recorded a gain of $106,000 at the time of the sale.

Interest Income

Interest income for the three months ended March 31, 2003 was $0.2 million, an increase of $0.1 million compared with the three months ended March 31, 2002.  The increase is primarily due to the accrual of interest income on the ICF Consulting notes.  At March 31, 2002, we were not accruing interest income on the ICF Consulting notes due to uncertainties over the collectibility of accrued interest.  As of September 30, 2002, we restructured the ICF Consulting notes and began accruing interest on the new notes.

Income Tax Expense

We recorded an income tax expense of $1.2 million on operating income from continuing operations of $3.2 million during the three months ended March 31, 2003.  Our effective income tax rate of 39% is reflective of the non-deductibility of certain expenditures for federal income tax purposes.  For the three months ended March 31, 2002, we recorded an income tax expense of $0.5 million on operating income from continuing operations of $1.2 million.

Loss from Discontinued Operations

The loss from discontinued operations consists of the activities associated with the Nova Hut project.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $1.4 million and $2.7 million of cash during the three months ended March 31, 2003 and March 31, 2002, respectively, primarily for the extinguishment of obligations arising out of our bankruptcy, including severances, professional fees, retiree benefits and various other wind-down expenditures.

Investing Activities

We received $3.0 million in distributions from Kaiser-Hill during the period ended March 31, 2003 compared to $2.6 million in the period ended March 31, 2002.  The increase of Kaiser-Hill cash distributions is a result of the continued favorable progress in its performance.

During the first quarter of 2002, we liquidated our holdings of shares of stock of Prudential Insurance Company and received approximately $6.0 million.  We had acquired the Prudential stock through the demutualization transaction effected by the insurance company during the fourth quarter of 2001.

Financing Activities

During the three months ended March 31, 2003, we redeemed $15.5 million liquidation preference of our preferred stock, net of $1.4 million liquidation preference of shares held as treasury stock.  Pursuant to the terms of the Plan of Reorganization, the Company used $8.9 million in excess restricted cash in addition to $5.2 million of unrestricted cash  to facilitate this redemption.

During the three months ended March 31, 2003 and 2002, we paid $1.0 million and $1.1 million, respectively, in dividends on our preferred stock.   During the three months ended March 31, 2002, we acquired 3,000 shares of preferred stock for $0.1 million.

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

We have obligations to pay dividends on outstanding preferred stock at March 31, 2003.  Accordingly, we are required to present the following table assuming that no preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, we are not representing intentions with regard to the timing of preferred stock redemptions).  The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:

	Total	Less Than One Year	One to Three Years	After Three Years
Preferred Stock dividends	$13,897	$2,926	$5,851	$5,120

Other Matters

We have various obligations and liabilities from our continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities.  Additionally, we believe contingent liabilities may exist in the areas described in Note 6 to the Consolidated Financial Statements.

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

The clean-up and closure of the Department of Energy’s Rocky Flats site involve substantial performance risks.  Among other things, Kaiser-Hill’s activities at the Rocky Flats site involve the clean-up, packaging and transportation of nuclear waste, and the demolition and destruction of facilities where nuclear weapons components were previously produced.  Some of these activities have not been previously performed elsewhere, and therefore require the development of innovative and untested approaches.  Kaiser-Hill emphasizes safety in its performance, but the nature of the Rocky Flats site and the activities of Kaiser-Hill and its subcontractors at the site are such that serious injuries, or even deaths, are possible.  Significant safety incidents at the site could stop or significantly impede the progress of work being performed at the site by Kaiser-Hill and its subcontractors.  The Department of Energy contract contemplates that all, or substantially all, of the nuclear waste at Rocky Flats will be transported to other sites operated or managed by the Department of Energy.  The appropriate sites for storage of certain of those nuclear wastes have not yet been identified.  In addition, third-party objections have arisen from time to time with regard to the transportation to, and storage of nuclear waste at, certain sites previously designated by the Department of Energy to receive waste from Rocky Flats, including the Department of Energy’s Savannah River site in South Carolina.  Deliveries of waste to the Savannah River site were delayed as a result of objections interposed by the Governor of South Carolina.  Deliveries to the Savannah River site have begun, but it is possible that similar objections will be raised with respect to the transportation to, and storage of waste from Rocky Flats at, other Department of Energy sites.  Although the Department of Energy contract contemplates that the Department of Energy is responsible for providing transportation and storage sites for nuclear waste from Rocky Flats, an inability to ship plutonium and other nuclear waste to Department of Energy sites would pose a substantial risk to the timely closure of the Rocky Flats site, and could interfere with Kaiser-Hill’s ability to earn the fees to which Kaiser-Hill believes it should be entitled.  This loss of fee income could adversely affect our operating results, which could in turn result in a decrease in the value of our common and preferred stock.

There are potential substantial liabilities and costs associated with Kaiser-Hill’s Department of Energy contract, which may directly and indirectly impact our fee income from Kaiser-Hill.

Under the Department of Energy contract, Kaiser-Hill is responsible for, and the Department of Energy will not pay for costs associated with, liabilities caused by the willful misconduct or lack of good faith of Kaiser-Hill’s managerial personnel or the failure to exercise prudent business judgment by Kaiser-Hill’s managerial personnel. If Kaiser-Hill were found liable for any of these reasons, the associated costs could be substantial, which could have an adverse effect on our operating results. A decrease in our operating results could cause a decrease in the value of our common and preferred stock.

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

Our long-term future profitability will be dependent, to a significant extent, on our ability to develop a business plan for ongoing operations. Unless and until our Board of Directors develops such a business plan, we are unable to determine either the amount of risk that future operations will involve or whether we have the ability to realize long-term profitability. It is possible that our ongoing business plan will be limited to resolving issues related to the Nova Hut project and participating in the activities of Kaiser-Hill.  However, our Board of Directors is considering whether we should attempt to develop a new revenue base.  Such efforts could, for example, attempt to take advantage of our successful history of performing in the government services market, both independently and through Kaiser-Hill.  Our efforts to develop a revenue base separate from Kaiser-Hill may involve start-up activities with risks peculiar to activities of this type, which may adversely impact our cash flow and operating results. A decrease in our cash flows and operating results could result in a decrease in the value of our common and preferred stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, they have concluded that our disclosure controls and procedures, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  None

(b)  None

(c)  Recent Sales of Unregistered Securities

On January 15, 2003, we issued 1,000 shares of our common stock to each of John T. Grigsby, Jr., James J. Maiwurm, John B. Bennett and Frank E. Williams, Jr. as part of their compensation for service as officers and members of the Board of Directors. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933.

(d)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)  None

(b)  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. 2—Plan of Acquisition, reorganization, arrangement, liquidation or succession

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

4(a)  Form of Put Agreement relating to preferred stock of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

Exhibit No. 10 — Material Contracts

10(a)  Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996)  (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

1.  Amendment No. 1 with the effective date of January 1, 1998  (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

2.  Amendment No. 2 with the effective date of January 1, 1996  (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

3.  Amendment No. 3 dated April 19, 1999  (Incorporated by reference to Exhibit No. 10(b)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

4.  Amendment No. 4 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(b) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(c) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

7.  Amendment No. 7 dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

8.  Amendment No. 8 dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

10(d) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(e)       ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

7.  Amendment dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 30, 2001)

10(f)  Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10(g)  Asset Purchase Agreement between The IT Group, Inc. and ICF Kaiser International, Inc. dated March 9, 1999 (Incorporated by reference to Exhibit C to Registration Statement on Form 8-K (Registrant No. 1- 12248) filed with the Commission on April 23, 1999)

10(h) Contract between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(i)  Master Transaction Agreement between Tyco Group S.a.r.l. and Kaiser Group International, Inc. dated June 9, 2000 (Incorporated by reference to Exhibit 10(p) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

1.  Amendment No. 1 to the Master Transaction Agreement between Tyco Group S.a.r.l. and Kaiser Group International, Inc. dated June 9, 2000 (Incorporated by reference to Exhibit 10(p)(1) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

10(j)  Master Transaction Agreement between Hatch Associates, Inc. and Kaiser Group International, Inc. dated July 6, 2000 (Incorporated by reference to Exhibit 10(q) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

10(k)  Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(r) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

Exhibit No. 10—Material Contracts (management contracts, compensatory plans, or arrangements.)

10(l)  Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan (Incorporated by reference to Exhibit No. 10(n) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)

10(m)  Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 19, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)

Exhibit No. 21—Consolidated Subsidiaries of the Registrant as of April 30, 2003

Exhibit No. 99.1 — Certification of the Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 99.2 — Certification of the Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.
(Registrant)

Date: May 15, 2003

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	/s/ John T. Grigsby, Jr.
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	/s/ Marijo L. Ahlgrimm
Marijo L. Ahlgrimm,
Executive Vice President and