Form 10-Q
period 2003-06-30
KAISER GROUP HOLDINGS INC
filed 2003-08-14
CIK 856200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File No. 1-12248

KAISER GROUP HOLDINGS, INC.

(successor issuer to Kaiser Group International, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	54-2014870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12303 Airport Way, Suite 125, Broomfield, Colorado	80021-0007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (720) 889-2770

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

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

As of August 12, 2003, there were 1,594,062 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2003	December 31, 2002

(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$13,455	$17,413
Restricted cash and cash equivalents	9,432	18,679
Prepaid expenses and other current assets	1,230	2,404
Net assets of discontinued operations	6,000	6,000
Total Current Assets	30,117	44,496

Other Assets
Investments in and advances to affiliates	48,295	45,663
Notes receivable	5,894	5,894
Other long-term assets	197	142
	54,386	51,699
Total Assets	$84,503	$96,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$383	$922
Post retirement benefit plan obligation	7,053	7,193
Other accrued expenses	5,548	6,501
Preferred stock dividend payable	487	654
Deferred tax liability	8,709	6,538
Income taxes payable	712	640
Total Current Liabilities	22,892	22,448

Commitments and contingencies

Preferred stock, par value $.01 per share:
Authorized—2,000,000 shares
Issued and Outstanding — 756,872 and 1,017,120 shares at June 30, 2003 and December 31, 2002, respectively, net of 97,671 and 119,587 treasury shares; stated at liquidation value of $55 per share	41,628	55,942
Common stock, par value $.01 per share:
Authorized—3,000,000 shares
Issued and outstanding– 1,594,062 and 1,590,062 shares at June 30, 2003 and December 31, 2002, respectively	16	16
Capital in excess of par	8,465	8,606
Retained earnings	11,466	9,215
Accumulated other comprehensive income (loss)	36	(32)
Total Shareholders’ Equity	19,983	17,805
Total Liabilities and Shareholders’ Equity	$84,503	$96,195

See notes to consolidated financial statements

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June, 30
	2003	2002	2003	2002

Gross Revenue	$—	$—	$—	$—
Subcontract and direct material costs	—	—	—	—
Service Revenue	—	—	—	—
Operating Expenses
Administrative expenses	1,447	2,641	2,893	5,269
Operating Loss	(1,447)	(2,641)	(2,893)	(5,269)
Other Income
Equity income in earnings of affiliate, net of amortization of $881 for each of the three months ended June 30, 2003 and 2002 and $1,762 for each of the six months ended June 30, 2003 and 2002	4,267	3,382	8,632	7,026
Gain on sale of securities	—	—	—	106
Interest income	207	135	450	259

Income from Continuing Operations Before Income Tax	3,027	876	6,189	2,122
Income tax expenses	(1,161)	(379)	(2,404)	(926)

Income From Continuing Operations	1,866	497	3,785	1,196
Loss from discontinued operations, net of tax	—	(127)	—	(197)

Net Income	1,866	370	3,785	999
Preferred stock dividends	(702)	(1,094)	(1,532)	(2,172)

Income (Loss) Applicable to Common Shareholders	$1,164	$(724)	$2,253	$(1,173)

Basic and Diluted Loss Per Common Share:
Continuing operations, net of tax	$0.73	$(0.38)	$1.41	$(0.62)
Discontinued operations, net of tax	—	(0.08)	—	(0.12)

Net Income (Loss) Per Share	$0.73	$(0.46)	$1.41	$(0.74)

Weighted average shares for basic and diluted earnings per common share	1,595	1,590	1,594	1,589

Comprehensive Income
Net Income	$1,866	$370	$3,785	$999
Other Comprehensive Income (Loss):
Realization of gain on securities, net of tax	—	—	—	(393)
Change in cumulative foreign translation adjustments	(1)	23	68	10

Total Comprehensive Income	$1,865	$393	$3,853	$616

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months ended June 30,
	2003	2002
	(Unaudited)
Operating Activities:
Net income	$3,785	$999
Adjustments to reconcile net income to net cash used in operating activities:
Loss of discontinued operations, net of tax	—	197
Deferred taxes related to continuing operating activities	2,171	(1,423)
Gain on sale of stock	—	(106)
Equity in earnings of affiliate	(8,632)	(7,026)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,174	70
Accounts payable and accrued expenses	(1,499)	1,170
Income taxes payable	72	1,299
Other operating activities	24	81
Net Cash Used in Operating Activities	(2,905)	(4,739)
Investing Activities:
Distributions from affiliate	6,000	6,450
Proceeds from sale of stock	—	5,961
Net Cash Provided by Investing Activities	6,000	12,411
Financing Activities:
Transfer to restricted cash	—	(626)
Transfer from restricted cash for the redemption of preferred stock	8,913	—
Payment of preferred stock dividends	(1,701)	(2,206)
Redemption of preferred stock	(14,146)	—
Purchase of preferred treasury stock	(119)	(244)
Net Cash Used in Financing Activities	(7,053)	(3,076)
Increase (decrease) in Cash and Cash Equivalents	(3,958)	4,596
Cash and Cash Equivalents at Beginning of Period	17,413	8,848
Cash and Cash Equivalents at End of Period	$13,455	$13,444

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

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the June 30, 2003 financial statements.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties are thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $109.2 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $1.4 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of August 11, 2003, the amount of unresolved claims was approximately $29.5 million. The Company expects that substantial progress will continue to be made in the resolution of claims over the balance of 2003.  The Company currently believes that the amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $145.0 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  The Company intends to continue to use this settlement alternative during its resolution of remaining Class 4 claims, but has no ability to determine the effect of the outcome on its overall financial condition in the event such settlements are accepted in the future.

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

3.             Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  The weighted average shares outstanding for the period ended June 30, 2003 retroactively adjusts for the conversion of the Old Common to New Common effective with the adoption of fresh-start reporting.  As additional distributions of New Common are made to holders of newly allowed Class 4 claims, the conversion ratio of 96 shares to one share may be adjusted to reflect the final total number of shares of New Common (as discussed in Note 2).

Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period.  Pursuant to the Plan that was effective as of December 18, 2000, all then outstanding common stock equivalents were cancelled.  Accordingly, no anti-dilutive information is presented herein.

In 2003, the effect of preferred dividends of $0.7 million and $1.5 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2003, respectively.  In 2002, the effect of preferred dividends of $1.1 million and $2.2 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2002, respectively.

4.             Summarized Financial Information of Unconsolidated Affiliate

Kaiser Group owns 50% of Kaiser-Hill Company LLC.  Summarized, unaudited financial information of Kaiser-Hill is as follows for the three months ended June 30, 2003 and 2002 (in thousands):

	2003	2002

Current assets	111,368	168,952
Non-current assets	99,538	17,419
Current liabilities	115,941	149,802
Non-current liabilities	28,644	12,800

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Gross revenue	$175,918	$165,909	$351,773	$308,439
Subcontracts and materials	114,196	108,545	226,398	201,218
Service revenue	61,722	57,364	125,375	107,221
Operating expenses	(51,458)	(48,884)	(104,618)	(89,732)
Other income	31	47	30	87
Net income	$10,295	$8,527	$20,787	$17,576

5.             Preferred Stock

Kaiser Holdings’ certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The Company had New Preferred outstanding with a liquidation preference of $41.7 million and $55.9 million, respectively, as of June 30, 2003 and December 31, 2002 (net of treasury stock of $4.7 million and $6.6 million, respectively).  The New Preferred is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share and a liquidation preference of $55 per share. The New Preferred ranks ahead of Kaiser Holdings’ New Common.

Pursuant to approval by the Company’s Board of Directors, in 2003 and 2002 the Company purchased 3,048 and 119,587 shares of outstanding New Preferred at prices ranging from $25.62 to $39.05 per share.  The purchase of the treasury shares was recorded as a reduction to preferred stock equal to the $55 per share liquidation preference with the remaining difference between cost and the liquidation preference recorded as an increase to paid-in capital.

The certificate of incorporation of Kaiser Holdings and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred without the consent of holders of at least two-thirds of the New Preferred.

Cumulative dividends on the New Preferred are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of Kaiser Holdings on account of that affiliate’s ownership of shares of preferred stock. If Kaiser Holdings fails to pay a quarterly dividend when due, holders of New Preferred will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full.   The dividend due to holders of record on July 31, 2003, totaling approximately $0.7 million, was paid on August 7, 2003.  At June 30, 2003, in addition to the $2.8 million of cash reserves for unresolved claims, the Company had $2.1 million in cash reserved for the payment of accrued dividends on any future issuances of New Preferred issued as a result of remaining bankruptcy claim resolutions (any New Preferred issued as a result of claim resolutions also carries the right to dividends retroactively from April 17, 2001).

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

With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility.  As of June 30, 2003 and December 31, 2002, Kaiser-Hill had no outstanding balances on its revolving credit facility.

7.             Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based compensation.  We do not presently expect to make such a voluntary change.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  These amended disclosure requirements are applicable for financial statements issued for interim periods beginning after December 15, 2002.  The Company has recently adopted the 2002 Equity Compensation Plan, however, it does not currently have any outstanding stock options requiring disclosures under SFAS No. 148.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued.  FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the June 30, 2003 financial statements.  The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  The initial recognition and measurement provisions under FIN 45 did not have any impact on our financial statements.

On May 31, 2003, FASB issued FASB Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities – all of whose shares are mandatorily redeemable.  FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the fist interim period beginning after June 15, 2003.  The adoption of FAS 150 will result in the classification of the Company’s preferred stock as a liability effective July 1, 2003.

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

•                  Until September 30, 2002 we held a minority ownership interest in ICF Consulting Group, Inc. (a division that Kaiser Group International, Inc. sold in 1999).  We continue to hold an 8½% subordinated promissory note of ICF Consulting due June 25, 2006 in the principal amount of $6.4 million as a result of that transaction.

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

RESULTS OF RETAINED OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

Kaiser-Hill’s favorable performance on the contract since its inception in February of 2000 has resulted in a trend of cautious but continuously improving estimates of completion dates, cost estimates and potential fee earning opportunities.   As of June 30, 2003, Kaiser-Hill’s cost estimate to complete the project is $3.75 billion, with an estimated completion date of December 2006, resulting in a potential fee of $424 million.  Kaiser-Hill has goals of further improving its ultimate project performance; however, goals are not free of risk, and the ability to accurately predict the ultimate results are highly uncertain.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements” below.

For the three and six months ended June 30, 2003, the Company recorded its equity in Kaiser-Hill’s income, recognizing $4.3 million and $8.6 million, respectively, (50% of Kaiser-Hill’s $10.3 million and $20.8 million income, respectively, less amortization of the intangible asset attributed to Kaiser-Hill of $0.9 million and $1.8 million, respectively), an increase of $0.9 million and $1.6 million, respectively, over the amount recorded for the three and six months ended June 30, 2002.  The increases for the three and six months ended June 30, 2003 are due to the increasing estimates of the performance fee to be earned over the duration of Kaiser-Hill’s contract.

Closure Contract Billing Provisions

Throughout the period of the Closure Contract (beginning in February 2000), Kaiser-Hill has invoiced DOE for the performance fee based on the target levels within the contract, resulting in fee invoices of approximately $6.1 million per quarter.  In December 2002, Kaiser-Hill’s continued favorable progress on the project resulted in an award by the DOE of an additional $10.0 million in fee. Adjusted for the effects of the 50% retainage holdback, Kaiser-Hill expects that its performance fee invoices to DOE will continue to be approximately $7.1 million per quarter.

Fee payments made by DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by the DOE pursuant to the Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions of net fees to either Kaiser Group or CH2M Hill Companies Ltd.  Since January 1, 2003, Kaiser-Hill has been distributing approximately $3.0 million per quarter to each of its two owners based on its fee invoicing level with DOE.  From the commencement of the new Closure Contract through June 30, 2003, Kaiser-Hill has received an aggregate of $82.1 million in fee from the DOE.

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

For the three- and six-month periods ended June 30, 2003 and 2002, the equity income in earnings of affiliate is net of $0.9 million and $1.8 million, respectively, of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.  We increased the carrying value of this investment by $21.1 million as part of our adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

Administrative Expenses

Administrative expenses for the three and six months ended June 30, 2003 were $1.4 million and $2.9 million, respectively, a decrease of $1.2 million and $2.4 million, respectively, compared to the three and six months ended June 30, 2002.  The decrease in administrative expense is due primarily to reductions in legal and professional fees.  These decreases result from our progress in winding down the discontinued operations of Kaiser Group International.  We anticipate further declines in general and administrative spending as remaining litigation and bankruptcy claims are resolved.

Gain on Sale of Stock

We disposed of our investment in the common stock of Prudential Insurance Company in February 2002 and recorded a gain of $106,000 at the time of the sale.

Interest Income

Interest income for the three and six months ended June 30, 2003 was $0.2 million and $0.5 million, respectively, an increase of $0.1 million and $0.2 million, respectively, compared with the six months ended June 30, 2002.  The increase is primarily due to the accrual of interest income on the ICF Consulting notes.  At June 30, 2002, we were not accruing interest income on the ICF Consulting notes due to uncertainties over the collectibility of accrued interest.  As of September 30, 2002, we restructured the ICF Consulting notes and began accruing interest on the new notes.

Income Tax Expense

We recorded an income tax expense of $1.2 million and $2.4 million, respectively, on operating income from continuing operations of $1.9 million and $3.8 million, respectively, during the three and six months ended June 30, 2003.  Our effective income tax rate of 39% is reflective of the non-deductibility of certain expenditures for federal income tax purposes.  For the three and six months ended June 30, 2002, we recorded an income tax expense of $0.4 million and $0.9 million, respectively,  on operating income from continuing operations of $0.9 million and $2.1 million, respectively.

Loss from Discontinued Operations

The loss from discontinued operations for the three and six months ended June 30, 2002 consists of the activities associated with the Nova Hut project.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $2.9 million and $4.7 million of cash during the six months ended June 30, 2003 and June 30, 2002, respectively, primarily for the extinguishment of obligations arising out of our bankruptcy, including professional fees, retiree benefits, income taxes and various other wind-down expenditures.

Investing Activities

We received $6.0 million in distributions from Kaiser-Hill during the six month period ended June 30, 2003 compared to $6.5 million in the same period ended June 30, 2002.

During the first quarter of 2002, we liquidated our holdings of shares of stock of Prudential Insurance Company and received approximately $6.0 million.  We had acquired the Prudential stock through the demutualization transaction effected by the insurance company during the fourth quarter of 2001.

Financing Activities

During the six months ended June 30, 2003, we redeemed $15.5 million liquidation preference of our preferred stock, net of $1.4 million liquidation preference of shares held as treasury stock.  Pursuant to the terms of the Plan of Reorganization, the Company used $8.9 million in excess restricted cash in addition to $5.2 million of unrestricted cash to facilitate this redemption.

During the six months ended June 30, 2003 and 2002, we paid $1.7 million and $2.2 million, respectively, in dividends on our preferred stock.   During the six months ended June 30, 2002, we acquired 3,000 shares of preferred stock for $0.1 million.  The reduction in dividend expense is due to the $15.5 million redemption of the outstanding preferred stock in January 2003, discussed above.

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

We have obligations to pay dividends on outstanding preferred stock at June 30, 2003.  Accordingly, we are required to present the following table assuming that no preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, we are not representing intentions with regard to the timing of preferred stock redemptions).  The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:

	Total	Less Than One Year	One to Three Years	After Three Years
Preferred Stock dividends	$13,113	$2,914	$5,828	$4,371

Other Matters

We have various obligations and liabilities from our continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities.  Additionally, we believe contingent liabilities may exist in the areas described in Note 6 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based compensation.  We do not presently expect to make such a voluntary change.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  These amended disclosure requirements are applicable for financial statements issued for interim periods beginning after December 15, 2002.  The Company has recently adopted the 2002 Equity Compensation Plan, however, it does not currently have any outstanding stock options requiring disclosures under SFAS No. 148.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued.  FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the June 30, 2003 financial statements.  The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  The initial recognition and measurement provisions under FIN 45 did not have any impact on our financial statements.

On May 31, 2003, FASB issued FASB Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities – all of whose shares are mandatorily redeemable.  FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the fist interim period beginning after June 15, 2003.  The adoption of FAS 150 will result in the classification of the Company’s preferred stock as a liability effective July 1, 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.  There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  None

(b)  None

(c)  None

(d)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)  None

(b)  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the May 7, 2003 Annual Meeting of Shareholders, the two matters up for vote were the election of directors and the approval of the 2002 Equity Compensation Plan.

1.             Election for Directors

The following individuals were elected to a one-year term expiring at the 2004 Annual Meeting of Shareholders, and the total number of votes cast for and withheld for each were as follows:

	For	Withheld	Total
Jon B. Bennett	1,290,103	2,858	1,292,961
John T. Grigsby, Jr.	1,288,754	4,207	1,292,961
James J. Maiwurm	1,287,803	5,158	1,292,961
Frank E. Williams, Jr.	1,290,072	2,889	1,292,961

(*) “Votes Withheld” means that the shareholder marked the box on his/her proxy card labeled “withheld.”  This is equivalent to a “No” for all four nominees.  This vote total includes situations in which the shareholder wrote in the name of the director or directors he/she did not want to vote for.

2.             Approval of the 2002 Equity Compensation Plan

For	Against	Abstain	Total
1,009,435	16,295	6,753	1,032,483

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

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

10(a)  Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996)  (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

1.  Amendment No. 1 with the effective date of January 1, 1998  (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

2.  Amendment No. 2 with the effective date of January 1, 1996  (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

3.  Amendment No. 3 dated April 19, 1999  (Incorporated by reference to Exhibit No. 10(b)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

4.  Amendment No. 4 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(b) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(c) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

7.  Amendment No. 7 dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

8.  Amendment No. 8 dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form  10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

9.  Amendment No. 9 dated June 19, 2003

10(d) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(e)       ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

7.  Amendment dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form  10-K (Registrant No. 1-2248) filed with the Commission on March 30, 2001)

8.  Amendment No. 8 dated December 10, 2002

9.  Amendment No. 9 dated June 19, 2003

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

10(l)  Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit 10 to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 13, 2003)

10(m)  Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 19, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)

Exhibit No. 21—Consolidated Subsidiaries of the Registrant as of July 31, 2003

Exhibit No. 31.1 – Certification of Principal Executive Officer

Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

Exhibit No. 31.2 – Certification of Principal Financial Officer

Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

Exhibit No. 32.1 – Certification of Principal Executive Officer and Principal Financial Officer

Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On July 17, 2003, the Company filed a Current Report on Form 8-K.  Pursuant to Item 5 of its Report, the Company disclosed that it had relocated its principal address from Fairfax, Virginia to Broomfield, Colorado effective as of June 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.
(Registrant)
Date: August 14, 2003

/s/ Marijo L. Ahlgrimm
Marijo L. Ahlgrimm
Executive Vice President and Chief Financial
Officer (Duly authorized officer and principal financial officer)