Form 10-Q
period 2003-09-30
KAISER GROUP HOLDINGS INC
filed 2003-11-14
CIK 856200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

As of November 11, 2003, there were 1,594,162 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2003	December 31, 2002

(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$12,208	$17,413
Restricted cash and cash equivalents	9,431	18,679
Prepaid expenses and other current assets	1,167	2,404
Net assets of discontinued operations	6,000	6,000
Total Current Assets	28,806	44,496

Other Assets
Investments in and advances to affiliates	49,445	45,663
Notes receivable	5,894	5,894
Other long-term assets	185	142
	55,524	51,699
Total Assets	$84,330	$96,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$511	$922
Post retirement benefit plan obligation	6,983	7,193
Other accrued expenses	5,450	6,501
Preferred stock dividend payable	—	654
Interest payable on preferred stock	484	—
Deferred tax liability	7,647	6,538
Income taxes payable	1,217	640
Total Current Liabilities	22,292	22,448

Long Term Liabilities
Mandatorily redeemable preferred stock	41,419	—

Commitments and Contingencies

Preferred stock, par value $.01 per share	—	55,942

Common stock, par value $.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,594,162 and 1,590,062 shares at September 30, 2003 and December 31, 2002, respectively	16	16
Capital in excess of par	8,481	8,606
Retained earnings	12,085	9,215
Accumulated other comprehensive income (loss)	37	(32)
Total Shareholders’ Equity	20,619	17,805
Total Liabilities and Shareholders’ Equity	$84,330	$96,195

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September, 30
	2003	2002	2003	2002

Gross Revenue	$—	$—	$—	$—
Subcontract and direct material costs	—	—	—	—
Service Revenue	—	—	—	—
Operating Expenses
Administrative expenses	2,094	1,735	4,987	7,004
Operating Loss	(2,094)	(1,735)	(4,987)	(7,004)
Other Income
Equity income in earnings of affiliate, net of amortization of $881 for each of the three months ended September 30, 2003 and 2002 and $2,643 for each of the nine months ended September 30, 2003 and 2002	4,150	3,678	12,782	10,704
Gain on sale of securities	—	—	—	106
Gain on sale of investment	—	3,371	—	3,371
Write-off of notes receivable and accrued interest	—	(1,320)	—	(1,320)
Interest income	186	265	636	524
Interest expense for preferred dividends	(733)	—	(733)	—

Income from Continuing Operations Before Income Tax	1,509	4,259	7,698	6,381
Income tax expenses	(892)	(1,476)	(3,296)	(2,402)

Income From Continuing Operations	617	2,783	4,402	3,979
Loss from discontinued operations, net of tax	—	—	—	(197)

Net Income	617	2,783	4,402	3,782
Preferred stock dividends	—	(1,017)	(1,532)	(3,189)

Income Applicable to Common Shareholders	$617	$1,766	$2,870	$593

Basic and Diluted Income (Loss) Per Common Share:
Continuing operations, net of tax	$0.39	$1.11	$1.80	$0.49
Discontinued operations, net of tax	—	—	—	(0.12)

Net Income Per Share	$0.39	$1.11	$1.80	$0.37

Weighted average shares for basic and diluted earnings per common share	1,595	1,590	1,594	1,589

Comprehensive Income
Net Income	$617	$2,783	$4,402	$3,782
Other Comprehensive Income (Loss):
Realization of gain on securities, net of tax	—	—	—	(393)
Change in cumulative foreign translation adjustments	1	(7)	69	3

Total Comprehensive Income	$618	$2,776	$4,471	$3,392

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months ended September 30,
	2003	2002
	(Unaudited)
Operating Activities:
Net income	$4,402	$3,782
Adjustments to reconcile net income to net cash used in operating activities:
Loss of discontinued operations, net of tax	—	197
Deferred taxes related to continuing operating activities	1,109	1,015
Gain on sale of securities	—	(106)
Gain on sale of investment	—	(3,371)
Equity in earnings of affiliate	(12,782)	(10,704)
Write-off of note receivable and accrued interest	—	1,320
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,237	(679)
Accounts payable and accrued expenses	(1,540)	1,502
Income taxes payable	577	(278)
Other operating activities	38	109
Net Cash Used in Operating Activities	(6,959)	(7,213)
Investing Activities:
Distributions from affiliate	9,000	9,000
Proceeds from sale of investment	—	4,521
Proceeds from sale of stock	—	5,961
Net Cash Provided by Investing Activities	9,000	19,482
Financing Activities:
Release of restricted cash	—	1,435
Transfer to restricted cash	—	(4,508)
Transfer from restricted cash for the redemption of preferred stock	8,913	—
Payment of preferred stock dividends	(1,701)	(3,241)
Redemption of preferred stock	(14,146)	—
Purchase of preferred treasury stock	(312)	(3,983)
Net Cash Used in Financing Activities	(7,246)	(10,297)
Increase (decrease) in Cash and Cash Equivalents	(5,205)	1,972
Cash and Cash Equivalents at Beginning of Period	17,413	8,848
Cash and Cash Equivalents at End of Period	$12,208	$10,820

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

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the September 30, 2003 financial statements.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties are thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $109.2 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $1.4 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of November 1, 2003, the amount of unresolved claims was approximately $29.5 million. The Company expects that substantial progress will continue to be made in the resolution of claims over the balance of 2003.  The Company currently believes that the amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $145.0 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  The Company intends to continue to use this settlement alternative during its resolution of remaining Class 4 claims, but has no ability to determine the effect of the outcome on its overall financial condition in the event such settlements are accepted in the future.

With respect to the unresolved claims, the Plan required that, at the date of the initial distribution, sufficient cash reserves be retained by the Company such that, if all remaining unresolved claims were ultimately deemed allowed at the originally claimed amount, the Company would be able to satisfy the allowed claims, including dividends and, as discussed in Note 5 after the adoption of FAS 150, interest expense, accruing on related preferred stock, since April 17, 2001.  The cash reserve requirement, and the fact that the Company had not yet received a substantial cash payment the Company asserted it was due from Nova Hut, limited the amount of cash available at the time of the initial distribution to the holders of allowed Class 4 claims. The Company determined that an aggregate of $25.0 million, or approximately $0.09347 per $1.00 of allowed and “deemed allowed” Class 4 claims, was available at the time of the initial distribution to allowed Class 4 claim holders.  Thus, more shares of New Preferred were issued than would have been had the claims resolution process advanced more quickly and had more cash been available from the Nova Hut project and/or other sources.  Due to the proportion of remaining unresolved Class 4 claims in relation to the total of all resolved and unresolved claims, approximately $12.3 million of the $25.0 million in available cash was reserved and classified as Restricted Cash on April 17, 2001.

From time to time in the future, as remaining unresolved claims are resolved, excess cash from the “reserve” fund (including cash added to “reserve” fund in payment of pro forma dividends, classified as interest expense subsequent to July 1, 2003, on retained shares of New Preferred) must be used to redeem outstanding shares of New Preferred.  The January 2003 redemption was funded with $8.9 million and $5.2 million of restricted and unrestricted cash, respectively.

3.                                       Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period.  The weighted average shares outstanding for the period ended September 30, 2003 retroactively adjusts for the conversion of the Old Common to New Common effective with the adoption of fresh-start reporting.  As additional distributions of New Common are made to holders of newly allowed Class 4 claims, the conversion ratio of 96 shares to one share may be adjusted to reflect the final total number of shares of New Common (as discussed in Note 2).

Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period.  Pursuant to the Plan that was effective as of December 18, 2000, all then outstanding common stock equivalents were cancelled.  Accordingly, no anti-dilutive information is presented herein.

In 2003, the effect of preferred dividends of $0.7 million and $2.3 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2003, respectively.  In 2002, the effect of preferred dividends of $1.0 million and $3.2 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2002, respectively.  As discussed in Note 5, the Company adopted FAS 150 effective July 1, 2003.  Therefore, the $0.7 million of third quarter preferred stock dividends has been shown as interest expense.

4.                                       Summarized Financial Information of Unconsolidated Affiliate

Kaiser Group owns 50% of Kaiser-Hill Company, LLC.  Summarized, unaudited financial information of Kaiser-Hill is as follows (in thousands):

	September 30, 2003	December 31, 2002

Current assets	122,343	115,030
Non-current assets	106,464	78,734
Current liabilities	129,780	107,586
Non-current liabilities	28,644	28,644

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Gross revenue	$180,222	$182,285	$531,995	$490,724
Subcontracts and materials	119,800	120,492	346,198	321,710
Service revenue	60,422	61,793	185,797	169,014
Operating expenses	(50,374)	(52,723)	(154,992)	(142,455)
Other income	14	47	44	134
Net income	$10,062	$9,117	$30,849	$26,693

5.                                       Mandatorily Redeemable Preferred Stock

Kaiser Holdings’ certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The Company had New Preferred outstanding with a liquidation preference of $41.4 million and $55.9 million, respectively, as of September 30, 2003 and December 31, 2002 (net of treasury stock of $5.6 million and $6.6 million, respectively).  The New Preferred is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share and a liquidation preference of $55 per share. The New Preferred ranks ahead of Kaiser Holdings’ New Common.

The Company adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective July 1, 2003.  Due to the mandatorily redeemable feature of the New Preferred, described in greater detail below, the New Preferred has been reclassified from mezzanine equity to a long term liability on the consolidated balance sheet, and the preferred stock dividends have been reclassified to interest expense on the consolidated statement of operations effective July 1, 2003.  There was no transition adjustment recognized upon adoption of FAS 150.  There were 753,072 and 1,017,120 shares of New Preferred outstanding at September 30, 2003 and December 31, 2002, respectively, net of 101,471 and 119,587 treasury shares, respectively.   The New Preferred is shown at the liquidation value of $55 per share.

Pursuant to approval by the Company’s Board of Directors, in 2003 and 2002 the Company purchased 6,848 and 119,587 shares of outstanding New Preferred at prices ranging from $25.62 to $50.55 per share.  The purchase of the treasury shares was recorded as a reduction to preferred stock equal to the $55 per share liquidation preference with the remaining difference between cost and the liquidation preference recorded as an increase to paid-in capital.

The certificate of incorporation of Kaiser Holdings and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred without the consent of holders of at least two-thirds of the New Preferred.

Cumulative dividends, classified as interest expense subsequent to July 1, 2003, on the New Preferred are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of Kaiser Holdings on account of that affiliate’s ownership of shares of preferred stock. If Kaiser Holdings fails to pay a quarterly dividend when due, holders of New Preferred will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full.   The dividend due to holders of record on October 31, 2003, totaling approximately $0.6 million, was paid on November 7, 2003.  At September 30, 2003, in addition to the $2.8 million of cash reserves for unresolved claims, the Company had $2.4 million in cash reserved for the payment of accrued dividends on any future issuances of New Preferred issued as a result of remaining bankruptcy claim resolutions (any New Preferred issued as a result of claim resolutions also carries the right to dividends retroactively from April 17, 2001).

The New Preferred has a liquidation preference of $55 per share plus the amount of unpaid dividends, classified as interest subsequent to July 1, 2003, if any. Upon the liquidation or dissolution of Kaiser Holdings, each holder of New Preferred (other than an affiliate of Kaiser Holdings) is entitled to this per share liquidation preference before any holders of New Common or any other junior securities of Kaiser Holdings receive any payment for their shares. If, in a liquidation or dissolution setting, assets remaining after distribution to holders of debt and other obligations are insufficient to pay all holders of New Preferred the per share liquidation preference, then such assets will be distributed on a proportionate basis to the holders of New Preferred (other than affiliates of Kaiser Holdings) and any securities ranking on a parity with the New Preferred.

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

All outstanding shares of New Preferred are required to be redeemed by the Company on or before December 31, 2007, and if such redemption does not occur, holders of New Preferred will be entitled to elect two-thirds of the directors of the Company. If shares of New Preferred stock are held by any affiliate of the Company, those shares may not be redeemed pursuant to any of the redemption provisions otherwise applicable to the New Preferred.

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

KGP put rights will not become exercisable more frequently than every 12 months unless the cumulative amount of available net after-tax proceeds from triggering events is at least $3 million.  Due to the decrease in the number of shares of New

Preferred outstanding and related dividend requirement, the Company anticipates trigger events to occur more frequently.  However, as discussed below, rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights after a trigger, the Company may satisfy the KGP put rights obligations through redemptions of New Preferred.

Redemption of Preferred Stock

Pursuant to the terms of the Company’s Plan of Reorganization, the Company has an additional requirement to utilize certain restricted cash balances to redeem outstanding New Preferred.  Rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights after a trigger, the Company will utilize the cash received related to the triggering event, excess operating cash and observe the requirement in the Plan of Reorganization to use certain restricted cash balances for preferred redemptions.  The Company believes this is a more cost-efficient manner of satisfying the obligations associated with the KGP put rights and plans to continue to use this redemption process to satisfy such obligations in the future.

The Company received distributions from Kaiser-Hill during the third quarter of 2003 in an amount that resulted in a trigger of the put rights – effectively requiring an offer by the Company to redeem certain New Preferred.  In addition, the Company had certain restricted cash balances available, which pursuant to the terms of its Plan of Reorganization, are required to be used to redeem outstanding New Preferred.  Rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights after a trigger, the Company observed the requirements in the Plan of Reorganization to use certain restricted cash balances, and in the terms of the New Preferred, to use certain available cash, for preferred redemptions.  The Company redeemed a total of $6.2 million of New Preferred, or 113,530 shares, on October 10, 2003.  The Company believes this was a more cost-efficient manner of satisfying the obligations associated with the KGP put rights and plans to continue to use this redemption process to satisfy such obligations in the future.

During the fourth quarter of 2002, the Company also received distributions from Kaiser-Hill in an amount that resulted in a trigger of the put rights.  Combining the cash received related to the triggering event, excess operating cash and the excess restricted cash balances for preferred redemptions, the Company redeemed a total of $15.5 million of New Preferred, or 307,128 shares, on January 31, 2003.

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

Nova Hut

Although Old Kaiser sold its Metals, Mining and Industry business unit in August, 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the Nova Hut project.  After construction of the steel mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project.  Instead, Nova Hut asserted that the first test was not successful.  To date, this dispute has not been resolved, and the Company has resorted to legal proceedings to enforce its rights and those of its subsidiary.  The primary legal venue at this time is the Delaware bankruptcy proceedings for Old Kaiser, where Old Kaiser has asserted claims against Nova Hut and the International Finance Corporation (IFC), while rejecting substantial claims involving contract breach from Nova Hut and the IFC.  The claims filed by Nova Hut and the IFC in the Delaware bankruptcy court have been withdrawn.  The Company’s claims remain active.  The cost of the litigation of this dispute has had, and may continue to have, a negative impact on the cash flow of Kaiser Netherlands and the Company.

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

The clean-up and closure of the DOE’s Rocky Flats site involve substantial performance risks.  Among other things, Kaiser-Hill’s activities at the Rocky Flats site involve the clean-up, packaging and transportation of nuclear waste, and the demolition and destruction of facilities where nuclear weapons components were previously produced.  Some of the activities have not been previously performed elsewhere, and therefore require the development of innovative and untested approaches.  Kaiser-Hill emphasizes safety in its performance, but the nature of the Rocky Flats site and the activities of Kaiser-Hill and its subcontractors at the site are such that serious injuries, or even deaths, are possible.  Significant safety incidents at the site could stop or significantly impede the progress of work being performed at the site by Kaiser-Hill and its subcontractors.  The DOE contract contemplates that all, or substantially all, of the nuclear waste at Rocky Flats will be transported to other sites operated or managed by the DOE.  The appropriate sites for storage of certain of those nuclear wastes have not yet been identified.  In addition, objections have arisen from time to time with regard to the transportation and storage of nuclear waste at certain sites previously scheduled by the DOE to receive waste from Rocky Flats.  Although the DOE contract contemplates that the DOE is responsible for providing transportation and storage sites for nuclear waste from Rocky Flats, an inability to ship plutonium and other nuclear waste to DOE sites would pose a substantial risk to the timely closure of the Rocky Flats site, and could interfere with Kaiser-Hill’s ability to earn fees to which Kaiser-Hill believes it should be entitled.

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

With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the revolving credit facility.  As of September 30, 2003 and December 31, 2002, Kaiser-Hill had no outstanding balances on its revolving credit facility.

7.                                       Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based compensation.  The Company does not presently expect to make such a voluntary change.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  These amended disclosure requirements are applicable for financial statements issued for interim periods beginning after December 15, 2002.  The Company has recently adopted the 2002 Equity Compensation Plan, however, it does not currently have any outstanding stock options requiring disclosures under SFAS No. 148.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued.  FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the September 30, 2003 financial statements.  The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  The initial recognition and measurement provisions under FIN 45 did not have any impact on the Company’s financial statements.

On May 31, 2003, FASB issued FASB Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities – all of whose shares are mandatorily redeemable.  FAS 150 was to have been generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Recently, the FASB has deferred for an indefinite period the effective date for certain instruments and entities.  As discussed in Note 5, the Company has adopted the provisions of FAS 150 in the third quarter of 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Kaiser Group Holdings, Inc. is a Delaware holding company formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc.  Kaiser Group International, Inc. continues to own the stock of its remaining subsidiaries.  On June 9, 2000, Kaiser Group International, Inc. and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Kaiser Group International, Inc. emerged from bankruptcy with a confirmed Plan of Reorganization that was effective on December 18, 2000.  In this document, we frequently use the terms “we”, the “Company” and “Kaiser” to refer to Kaiser Group Holdings, Inc., Kaiser Group International, Inc. and other subsidiaries we own.

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

RESULTS OF RETAINED OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Equity Income In Earnings of Affiliate

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

Kaiser-Hill’s favorable performance on the contract since its inception in February of 2000 has resulted in a trend of cautious but continuously improving estimates of completion dates, cost estimates and potential fee earning opportunities.  As of September 30, 2003, Kaiser-Hill’s cost estimate to complete the project is $3.75 billion, with an estimated completion date of December 2006, resulting in a potential total fee of $424 million.  Kaiser-Hill has goals of further improving its ultimate project performance; however, goals are not free of risk, and the ability to accurately predict the ultimate results are highly uncertain.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements” below.

For the three and nine months ended September 30, 2003, the Company recorded its equity in Kaiser-Hill’s income, recognizing $4.2 million and $12.8 million, respectively, (50% of Kaiser-Hill’s $10.0 million and $30.9 million income, respectively, less amortization of the intangible asset attributed to Kaiser-Hill of $0.9 million and $2.6 million, respectively), an increase of $0.5 million and $2.1 million, respectively, over the amount recorded for the three and nine months ended September 30, 2002.  The increases for the three and nine months ended September 30, 2003 are due to the increasing estimates of the performance fee to be earned over the duration of Kaiser-Hill’s contract.

Closure Contract Billing Provisions

From the beginning of the Closure Contract in February 2000 through December 31, 2002, Kaiser-Hill invoiced DOE for the performance fee based on the target levels within the contract, resulting in fee invoices of approximately $6.1 million per quarter.  In December 2002, Kaiser-Hill’s continued favorable progress on the project resulted in recognition by the DOE that Kaiser-Hill would most likely be completing the project earlier than the latest allowed date and for lower costs than the maximum allowed by the Closure Contract.  This recognition also prompted an award by the DOE of an additional $10.0 million in fees payable in December 2002. Adjusted for the effects of the 50% retainage holdback, Kaiser-Hill expects that its performance fee invoices to DOE will continue to be approximately $7.1 million per quarter.  Similar to that awarded in 2002, Kaiser-Hill is anticipating that DOE will approve a non-recurring fee payment for the fourth quarter of 2003 acknowledging Kaiser-Hill’s continued favorable progression on the project.

Fee payments made by DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by the DOE pursuant to the Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions of net fees to either the Company or CH2M Hill Companies Ltd.  Since January 1, 2003, Kaiser-Hill has been distributing approximately $3.0 million per quarter to each of its two owners based on its fee invoicing level with DOE.  From the commencement of the new Closure Contract through September 30, 2003, Kaiser-Hill has received an aggregate of $89.2 million in fees from the DOE.

In the future, as Kaiser-Hill continues to accrue performance fees based on its currently projected total, less reserves deemed appropriate in the circumstances, and remains subject to a 50% retainage holdback on its performance fee invoicing, the level of unbilled accounts receivable on its balance sheet will begin to increase substantially.  Kaiser-Hill will classify the difference between recorded performance fees and the collected fees as long-term unbilled accounts receivable on its balance sheet, which will be included as a component of Investment in Affiliate on the Company’s balance sheet.  The Closure Contract also contains provisions for DOE to release portions of the retainage holdback prior to contract completion if the DOE deems appropriate.  Kaiser-Hill is not able to estimate whether any of the retainage holdback will be released prior to contract completion.

For the three- and nine-month periods ended September 30, 2003 and 2002, the equity income in earnings of affiliate is net of $0.9 million and $2.6 million, respectively, of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.  We increased the carrying value of this investment by $21.1 million as part of our adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

Administrative Expenses

Administrative expenses for the three and nine months ended September 30, 2003 were $2.1 million and $5.0 million, respectively, an increase of $0.4 million and a decrease of $2.0 million, respectively, compared to the three and nine months ended September 30, 2002.  The increase for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 is due primarily to certain medical expenses associated with the retiree plan were not properly accrued in the second quarter and are therefore recorded in the three months ended September 30, 2003.  The decrease for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is due to an overall decrease in administrative expenses due primarily to reductions in legal and professional fees.  These decreases result from our progress in winding down the discontinued operations of Kaiser Group International, Inc.  We anticipate further declines in general and administrative spending as remaining litigation and bankruptcy claims are resolved.

Gain on Sale of Securities

We disposed of our investment in the common stock of Prudential Insurance Company in February 2002 and recorded a gain of $106,000 at the time of the sale.

Gain on Sale of Investment

On September 30, 2002, the terms of a settlement agreement between the Company and ICF Consulting were implemented.  Under this settlement, the Company restructured the ICF Consulting notes totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new promissory note of $6.4 million, resulting in a write-off of $0.8 million and establishment of a $0.5 million contingency reserve.  In return ICF Consulting withdrew its claims against the Company, released cash in escrow totaling $0.8 million and purchased the Company’s 10% ownership in ICF Consulting, carrying value of $1.2 million, for $4.5 million.  The Company recorded a gain of $3.4 million on the sale of the investment in ICF Consulting in the third quarter of 2002.

Interest Income

Interest income for the three and nine months ended September 30, 2003 was $0.2 million and $0.6 million, respectively, a decrease of $0.1 million and an increase of $0.1 million, respectively, compared with the three and nine months ended September 30, 2002.  The decrease for the three-month period is primarily due to the decline in the average cash balances at September 30, 2003 compared to September 30, 2002.  The increase for the nine-month period is primarily due to the accrual of interest income on the ICF Consulting notes.  At June 30, 2002, we were not accruing interest income on the ICF Consulting notes due to uncertainties over the collectibility of accrued interest.  As of September 30, 2002, we restructured the ICF Consulting notes and began accruing interest on the new notes.

Interest Expense

As a result of the adoption of FAS 150 effective July 1, 2003 and the classification of the Series 1 Redeemable Cumulative Preferred Stock (New Preferred) as a liability, preferred stock dividends of $0.7 million have been shown as interest expense.  As required by FAS 150, prior dividends have not been reclassified.  Total preferred stock dividends for the nine months ended September 30, 2003 were $2.3 million, with $1.5 million shown as preferred stock dividends and the $0.7 million as interest expense.

Income Tax Expense

We recorded an income tax expense of $0.9 million and $3.3 million, respectively, on operating income from continuing operations of $2.2 million and $8.4 million, respectively, during the three and nine months ended September 30, 2003.  Our effective income tax rate of 59% and 43% for the three and nine months ended September 30, 2003 is reflective of the non-deductibility of certain expenditures for federal income tax purposes including the dividends on the New Preferred, which have been shown as interest expense as of July 1, 2003 upon adoption of FAS 150.  For the three and nine months ended September 30, 2002, we recorded an income tax expense of $1.5 million and $2.4 million, respectively,  on operating income from continuing operations of $4.3 million and $6.4 million, respectively.

Loss from Discontinued Operations

The loss from discontinued operations for the nine months ended September 30, 2002 consists of the activities associated with the Nova Hut project.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $7.0 million and $7.2 million of cash during the nine months ended September 30, 2003 and September 30, 2002, respectively, primarily for the extinguishment of obligations arising out of our bankruptcy, including professional fees, retiree benefits, income taxes and various other wind-down expenditures.

Investing Activities

We received $9.0 million in distributions from Kaiser-Hill during both the nine-month periods ended September 30, 2003 and September 30, 2002.

During the first quarter of 2002, we liquidated our holdings of shares of stock of Prudential Insurance Company and received approximately $6.0 million.  We had acquired the Prudential stock through the demutualization transaction effected by the insurance company during the fourth quarter of 2001.

Financing Activities

During the nine months ended September 30, 2003, we redeemed $15.5 million liquidation preference of our preferred stock, net of $1.4 million liquidation preference of shares held as treasury stock.  Pursuant to the terms of the Plan of Reorganization, the Company used $8.9 million in excess restricted cash in addition to $5.2 million of unrestricted cash to facilitate this redemption.

During the nine months ended September 30, 2003 and 2002, we paid $1.7 million and $3.2 million, respectively, in dividends on our preferred stock.  Due to the adoption of FAS 150 effective July 1, 2003, $0.7 million of preferred stock dividends have been shown as interest expense and are no longer reflected as preferred stock dividends on the statement of cash flows.  During the nine months ended September 30, 2003 and 2002, we acquired 6,800 and 119,587 shares of preferred stock for $0.3 million and $4.0 million, respectively.  The reduction in dividend expense is due to the $15.5 million redemption of the outstanding preferred stock in January 2003, discussed above.

Liquidity and Capital Resource Outlook

We currently have no debt as a result of the effectiveness of the Plan of Reorganization. However, as a result of the adoption of FAS 150 effective July 1, 2003, and due to the mandatorily redeemable provisions of the New Preferred, the New Preferred has been shown as a long term liability.  We have financed the initial bankruptcy distribution requirements and follow-on working capital needs in part through the use of the available cash and distributions from Kaiser-Hill and from other asset sale proceeds. Based on (i) current expectations for operating activities and results, (ii) expected Kaiser-Hill distributions, (iii) our current available cash position, (iv) recent trends and projections in liquidity and capital needs, and (v) current expectations of total allowed claims upon the completion of the bankruptcy proceedings, management believes we have sufficient liquidity to cover the required cash distributions resulting from the resolution of claims in the bankruptcy process, our future operating needs and income tax requirements, as well as the dividend or interest requirements applicable to the our preferred stock.  Furthermore, as allowed Class 4 claims are resolved, we will continue to review the timing of additional partial preferred stock redemptions.

We have obligations to pay interest on outstanding preferred stock at September 30, 2003 which will be shown as interest expense effective July 1, 2003.  Accordingly, we are required to present the following table assuming that no preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, we are not representing intentions with regard to the timing of preferred stock redemptions).  However, this table does reflect that the Company redeemed a total of $6.2 million of New Preferred, or 113,530 shares, on October 10, 2003.  The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:

	Total	Less Than One Year	One to Three Years	After Three Years
Preferred Stock dividends	$13,113	$2,547	$4,924	$3,078

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

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued.  FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the September 30, 2003 financial statements.  The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  The initial recognition and measurement provisions under FIN 45 did not have any impact on our financial statements.

On May 31, 2003, FASB issued FASB Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities – all of whose shares are mandatorily redeemable.  FAS 150 was to have been generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Recently, the FASB has deferred for an indefinite period the effective date for certain instruments and entities.  As discussed in Note 5, the Company has adopted the provisions of FAS 150 in the third quarter of 2003.

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

The clean-up and closure of the Department of Energy’s Rocky Flats site involve substantial performance risks.  Among other things, Kaiser-Hill’s activities at the Rocky Flats site involve the clean-up, packaging and transportation of nuclear waste, and the demolition and destruction of facilities where nuclear weapons components were previously produced.  Some of these activities have not been previously performed elsewhere, and therefore require the development of innovative and untested approaches.  Kaiser-Hill emphasizes safety in its performance, but the nature of the Rocky Flats site and the activities of Kaiser-Hill and its subcontractors at the site are such that serious injuries, or even deaths, are possible.  Significant safety incidents at the site could stop or significantly impede the progress of work being performed at the site by Kaiser-Hill and its subcontractors.  The Department of Energy contract contemplates that all, or substantially all, of the nuclear waste at Rocky

Flats will be transported to other sites operated or managed by the Department of Energy.  The appropriate sites for storage of certain of those nuclear wastes have not yet been identified.  In addition, third-party objections have arisen from time to time with regard to the transportation to, and storage of nuclear waste at, certain sites previously designated by the Department of Energy to receive waste from Rocky Flats.  Although the Department of Energy contract contemplates that the Department of Energy is responsible for providing transportation and storage sites for nuclear waste from Rocky Flats, an inability to ship plutonium and other nuclear waste to Department of Energy sites would pose a substantial risk to the timely closure of the Rocky Flats site, and could interfere with Kaiser-Hill’s ability to earn the fees to which Kaiser-Hill believes it should be entitled.  This loss of fee income could adversely affect our operating results, which could in turn result in a decrease in the value of our common and preferred stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.  There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10(a)  Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996)  (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

1.  Amendment No. 1 with the effective date of January 1, 1998  (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

2.  Amendment No. 2 with the effective date of January 1, 1996  (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

3.  Amendment No. 3 dated April 19, 1999  (Incorporated by reference to Exhibit No. 10(b)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

4.  Amendment No. 4 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(b) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(c) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

7.  Amendment No. 7 dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

8.  Amendment No. 8 dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

9.  Amendment No. 9 dated June 19, 2003 (Incorporated by reference to Exhibit 10(c)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

10(d) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(e)                      ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

7.  Amendment dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 30, 2001)

8.  Amendment No. 8 dated December 10, 2002 (Incorporated by reference to Exhibit 10(e)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

9.  Amendment No. 9 dated June 19, 2003 (Incorporated by reference to Exhibit 10(e)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

10(f)  Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10(g) Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(h)  Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(r) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

Exhibit No. 10—Material Contracts (management contracts, compensatory plans, or arrangements.)

10(i)  Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit 10 to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 13, 2003)

10(j)  Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 19, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)

Exhibit No. 21—Consolidated Subsidiaries of the Registrant as of November 1, 2003

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

Exhibit No. 31.2 – Certification of Principal Financial Officer

Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

Exhibit No. 32.1 – Certification of Principal Executive Officer and Principal Financial Officer

Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On August 7, 2003 the Company filed a Current Report on Form 8-K for the purpose of including as an exhibit a description of its capital stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.
(Registrant)

Date: November 14, 2003

/s/ Marijo L. Ahlgrimm
Marijo L. Ahlgrimm
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)