Form 10-K
period 2003-12-31
KAISER GROUP HOLDINGS INC
filed 2004-03-30
CIK 856200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing sales price of the Common Stock on the Over-the-Counter Bulletin Board on June 30, 2003, was $19,447,566.40.  For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

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

As of March 26, 2004, there were 1,594,270 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be prepared in connection with the Annual Meeting of Shareholders to be held May 5, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Under the Plan, Kaiser Group International, Inc. sold some of its businesses and made payments of cash and stock to various classes of creditors described in Note 2 to the Consolidated Financial Statements.  We now have only a limited number of activities, assets and liabilities, primarily consisting of the following:

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

•                  We have a substantial claim, pending resolution, against the owner of a steel mini-mill that we constructed for Nova Hut, s.a. in the Czech Republic.  The engineering and construction of the mini-mill was completed in 2000 by a subsidiary of Kaiser Group International, Inc. called Kaiser Netherlands, B.V.  See “Nova Hut” below for additional information on the Nova Hut project.

•                  Until September 30, 2002 we held a minority ownership interest in ICF Consulting Group, Inc. (a division that Kaiser Group International, Inc. sold in 1999).  We continue to hold an 8½% subordinated promissory note from ICF Consulting due June 25, 2006 in the principal amount of $6.4 million as a result of that transaction.

•                  We have a wholly-owned captive insurance company that is not at this time issuing new policies and is solely involved in resolving remaining claims made against previously issued policies.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and we produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 became subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $123.0 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.2 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of March 26, 2004, the amount of unresolved claims was approximately $7.5 million. We expect to resolve the remaining claims in the first six months of 2004 and currently believe that the total amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $142.5 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the Company’s and its shareholders’ best interest, we have been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  We intend to continue to use this settlement alternative during its resolution of remaining Class 4 claims.

From time to time in the future, as remaining unresolved claims are resolved, excess cash from the “reserve” fund (including cash added to “reserve” fund in payment of pro forma dividends, classified as interest expense subsequent to July 1, 2003, on retained shares of New Preferred) must be used to redeem outstanding shares of New Preferred.  In January 2003, we redeemed 282,000 shares of outstanding New Preferred by using $8.9 million and $5.2 million of restricted and unrestricted cash, respectively.  In October 2003, we redeemed 113,530 shares of outstanding New Preferred by using $1.6 million and $4.6 million of restricted and unrestricted cash, respectively.    In February 2004, we redeemed 95,932 shares of New Preferred by using $3.2 million of restricted cash and $2.1 million of unrestricted cash.

Kaiser-Hill

Our major remaining asset and primary source of income is our 50% ownership interest in Kaiser-Hill Company, LLC, which we own equally with CH2M Hill Companies Ltd.  Kaiser-Hill was formed solely for the performance of the current and former Rocky Flats contracts.  CH2M Hill designates three of the five members of Kaiser-Hill’s Board of Managers, and we designate two members.

Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy’s Rocky Flats Environmental Technology Site near Denver, Colorado. Kaiser-Hill has performed since 1995 at this site, a former Department of Energy nuclear weapons production facility.  Kaiser-Hill is working to safely stabilize, package and ship radioactive materials, remediate facilities contaminated with hazardous and radioactive waste, and restore much of the 6,000-acre site to its natural state for future use as a national wildlife refuge.  The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of our long-term financial performance.

Effective February 1, 2000, Kaiser-Hill was awarded a new contract pursuant to which Kaiser-Hill provides services that will complete the restoration of the Rocky Flats site and close it to Department of Energy occupation.  The economic terms of the contract provide that Kaiser-Hill will earn revenue equal to the actual cost of completing the project plus a performance fee based on a combination of factors involving the actual cost of completing the site closure project and the actual date of completing the project.

On March 24, 2004 Kaiser-Hill received a contract modification that motivates safe continuing positive performance by increasing the maximum fee ceiling that may be earned under the Closure Contract.  The same contract modification reduces the minimum fee floor and includes other provisions related to work scope changes.  The potential fee to be earned pursuant to the Closure Contract as recently modified ranges from $75.0 million to $560.0 million based on Kaiser-Hill’s costs to complete the site closure being within the range of completion costs of $3.12 billion and $4.86 billion, and completion at various dates between 2005 and 2007.  For project costs saved below a target level, Kaiser-Hill retains a varying percentage share ranging from 20% to 30% as additional incentive fee.  Similarly, for project costs incurred above a target level, Kaiser-Hill’s incentive fee is reduced by a 30% share.  Kaiser-Hill recently received a contract modification that motivates safe continuing positive performance by increasing the maximum fee ceiling that may be earned under the contract.  The same contract modification reduces the minimum fee floor and includes other provisions related to work scope changes.  See Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of this activity.

Nova Hut

Although Old Kaiser sold its Metals, Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut.  After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments.  Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights.  The primary legal venue up until this time has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  The Delaware bankruptcy court has previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue.  Both Nova Hut and IFC appealed this ruling and during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution.  Kaiser Holdings has filed a notice of appeal to the Third Circuit regarding this decision in favor of the IFC.  At this date, the Nova Hut appeal is still pending at the District Court level.

In December 2003, the International Chamber of Commerce (“ICC”), under the dispute resolution provisions of the Nova Hut mini-mill subcontract between Kaiser Netherlands and the mini-mill’s main equipment supplier, Tippins, Inc., issued a final award that was on balance favorable to Kaiser Netherlands.  As a result of the ruling, Kaiser Netherlands was relieved of the obligation to pay additional retention to Tippins and Kaiser Netherlands was awarded a net cash settlement of $2.6 million.  The Company has not recorded this settlement due to the uncertainties regarding collectibility.  However, the Company intends to vigorously pursue collection of this settlement.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in excess of $40.0 million with the ICC.  The arbitration panel is currently being constituted, and the first hearing should take place during the second or third quarter of 2004 with the earliest possible final award ruling being issued sometime in 2005.  Nova Hut has submitted a $46.0 million counterclaim against Kaiser Netherlands in these same ICC proceedings.

The continued litigation of these disputes, as well as the cost of a possible ongoing presence in Ostrava, Czech Republic, has had and will continue to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Holdings.

Based on the Company’s continued concern over Nova Hut’s financial difficulties and the lack of a settlement resulting from an earlier, bankruptcy court-sponsored mediation, in the fourth quarter of 2003 the Company further reduced the carrying value of the remaining Nova Hut project assets from $6.0 million to $3.0 million by recording an additional reserve of $3.0 million, net of a $1.1 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  This reserve is in addition to a reserve recorded in 2001, which reduced the carrying value of the Nova Hut project assets from $21.6 million to $6.0 million by recording a reserve of approximately $9.8 million, net of a $5.8 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  These adjustments to the project asset carrying value have been determined based on the Company’s estimate of Nova Hut’s current ability to pay such liability.

Other Retained Assets, Activities and Obligations

Until September 30, 2002, we owned a 10% interest in ICF Consulting Group, Inc., a privately held entity, that was retained by Kaiser Group International, Inc. when it sold its Consulting Group in June 1999.  In September 2002 we consummated a settlement of outstanding disputes with ICF Consulting.  As a result of that transaction, we continue to hold an 8½% subordinated note from ICF Consulting due June 25, 2006 in the principal amount of $6.4 million, net of a $0.5 million reserve for uncollectibility.

We own a captive insurance company that is not at this time engaged in issuing new policies but is solely engaged in the process of resolving existing claims.  Restrictions on the insurance company’s cash balances, maintained to support statutory insurance reserves, will be released as reserve requirements decrease in the future and to the extent such cash balances are not used in payment of resolved claims.

We also have the obligation to pay certain medical, disability and life insurance benefits to a fixed group of retirees for life.  Such plans cover certain individuals who retired prior to 1993.  There are approximately 653 retirees and dependents currently covered by the plans, the average age of whom is approximately 80.  The actuarially determined present value of this obligation as of December 31, 2003, based on the existing commitments, interest rate assumptions and related medical benefit insurance policies, was $7.5 million, net of an unrecognized actuarial loss of $0.6 million.  Although we intend to attempt to reduce remaining exposures relative to the costs of this obligation in the future, there can be no guarantee that this will be feasible, nor can we estimate the amount of potential future savings with any reasonable degree of accuracy.

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

Employees

As of March 26, 2004, we had approximately 11 part-time employees.

Company Website Information

We currently do not maintain a website.

Item 2.                    Properties

We owned no properties at December 31, 2003, and leased properties at that date were located at 12303 Airport Way, Broomfield, Colorado, 80021-0007 and 9302 Lee Highway, Fairfax, Virginia 22031-1207.

Item 3.                    Legal Proceedings

On June 9, 2000, Kaiser Group International, Inc. and 38 of its wholly owned subsidiaries filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware in order to facilitate the restructuring of Kaiser Group International Inc.’s long-term debt, trade and other obligations. Kaiser Group International, Inc. continued to operate as a debtor-in-possession subject to the Bankruptcy Court’s supervision and orders until its Plan of Reorganization was confirmed on December 5, 2000 and became effective on December 18, 2000. The provisions of such Plan are further described under Item 1 of this Report, in Note 2 to the Consolidated Financial Statements, and in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2000 by Kaiser Group International, Inc.

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

Item 4.                    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote to security holders during the fourth quarter of 2003.

Item 4A.                 Executive Officers of the Company

John T. Grigsby Jr., 64, is President and Chief Executive Officer and serves on the Board of Managers of Kaiser-Hill.  Mr. Grigsby is also the President of John Grigsby and Associates, Inc., a firm which he founded in June 1984 to provide consulting assistance to financially distressed and reorganizing companies.  Mr. Grigsby has served as the Trustee for the Transcom Creditors’ Trust and has served as chief executive officer of a number of financially distressed companies, including Super Shops, Inc., Auto Parts Club, Reddi Brake, Rose Auto Stores-Florida, Inc. as well as for a number of Chapter 11 debtors, including Pro Set, Inc., Lomas Financial Corporation and Thomson McKinnon Securities, Inc.  Mr. Grigsby is also a member of the Board of Directors of First Southern Bancorp of Boca Raton, Florida.

Marijo L. Ahlgrimm, 43, is Executive Vice President and Chief Financial Officer. Prior to becoming Executive Vice President and Chief Financial Officer upon the effectiveness of Old Kaiser’s Plan, Ms. Ahlgrimm served as Senior Vice President and Corporate Controller of the predecessor Kaiser entities since December, 1997. From 1993 to 1997, Ms. Ahlgrimm was Vice President and Controller of an information technology service provider that was subsequently acquired by TRW in December, 1997. Ms. Ahlgrimm was a manager with PricewaterhouseCoopers LLP from 1985 to 1993. Ms. Ahlgrimm graduated from the University of Wisconsin-Madison (B.B.A.).  Ms. Ahlgrimm is also the Chief Financial/Administrative Officer of a privately held information technology provider located in Rockville, Maryland.

PART II

Item 5.                    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Effective with implementation of Kaiser’s Plan of Reorganization, on or about April 17, 2001 each 96 shares of Old Common were exchanged for 1 share of New Common.  New Common currently trades on the Over-the-Counter Bulletin Board system under the symbol “KGHI”. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  At March 26, 2004, there were 134 shareholders of record of the New Common.

The following table sets forth the high and low sale prices for the New Common as reported on the Over-the-Counter Bulletin Board.

	2003		2002
	High	Low	High	Low
Year Ended December 31,
First Quarter	$8.00	$4.70	$3.00	$2.20
Second Quarter	13.00	6.10	4.75	2.80
Third Quarter	21.50	12.20	4.25	3.10
Fourth Quarter	22.80	15.00	5.50	2.00

Our Transfer Agent and Registrar is EquiServe Trust Company, N.A, P.O. Box 43069, Providence, RI 02940-3069.  The Shareholder Relations telephone number is (781) 575-2723, the hearing impaired numbers are (800) 952-9245 and (781) 575-2692 for callers outside of the United States, and the internet address is http://www.equiserve.com.

Kaiser Group International, Inc. never paid cash dividends on its Old Common.  We anticipate that no cash dividends will be paid on the New Common for the foreseeable future and that our earnings will be retained for use in the business and, consistent with the terms of the New Preferred and the KGP put rights described in Note 8 to the Consolidated Financial Statements, be used to pay dividends on and redeem outstanding shares of New Preferred.  Our Board of Directors determines our dividend policy based on its results of operations, required payment of dividends on New Preferred, financial condition, capital requirements, and other circumstances.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	(I) Number of securities to be issued upon exercise of outstanding options and warrants	(II) Weighted- average exercise price of outstanding options and warrants	(III) Number of securities remaining available for future issuance under plans
Equity compensation plans approved by shareholders	—	—	150,000
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	150,000

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

In January 2003, we issued shares of New Common to the following directors as part of their compensation for service as officers and Board of Directors:  John T. Grigsby, Jr. (1,000 shares), James J. Maiwurm (1,000 shares), Jon B. Bennett (1,000 shares), and Frank E. Williams, Jr. (1,000 shares).  These issuances were exempt for registration under Section 4(2) of the Securities Act of 1933.

Item 6.                    Selected Consolidated Financial Data

Selected consolidated financial data of Kaiser Group Holdings, Inc. for the years ended December 31, 2003, 2002 and 2001 and of Kaiser Group International, Inc. for the years ended December 31, 2000 and 1999, have been derived from our and/or Kaiser Group International, Inc.’s audited consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2003 Consolidated Financial Statements.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Successor Company			Predecessor Company
	2003	2002	2001	2000	1999
Statement of Operations Data:
Gross revenue	$—	$—	$—	$271,385	$643,044
Service revenue	—	—	—	76,018	186,856
Operating loss	(4,918)	(7,028)	(10,792)	(224)	(16,544)
Income (loss) from continuing operations before reorganization items, income taxes, minority interest, extraordinary items and cumulative effect of accounting change	11,028	29,165	7,657	(1,736)	(35,260)
Income (loss) before extraordinary items and cumulative effect of accounting change	4,368	18,343	(4,957)	29,762	(5,324)

Basic and Diluted Earnings per share:
Continuing operations before extraordinary items and cumulative effect of accounting change	$2.92	$8.60	$1.92	$1.74	$(1.65)
Discontinued operations, net of tax	(1.14)	0.31	(9.11)	(0.46)	1.42
Extraordinary items, net of tax	—	—	—	5.35	(0.02)

Total	$1.78	$8.91	$(7.19)	$6.63	$(0.25)

Weighted average common shares outstanding:
–basic	1,594	1,590	1,119	23,255	23,823
–diluted	1,594	1,590	1,119	23,255	23,823

	Successor Company				Predecessor Company
	2003	2002	2001	2000	1999
Balance Sheet Data (end of period):
Total assets	$73,900	$96,195	$80,891	$106,168	$253,563
Working capital	3,343	22,048	23,974	54,131	17,116
Long-term liabilities*	35,175	—	—	—	131,795
Mandatorily Redeemable preferred stock **	—	55,942	62,481	—	—
Shareholders’ equity (deficit)	20,077	17,805	3,360	87,500	(69,903)

* After the adoption of FAS 150 on July 1, 2003, we reclassified mandatorily redeemable preferred stock from mezzanine equity to long term liabilities.  At December 31, 2003, long term liabilities consist entirely of mandatorily redeemable preferred stock.

** After the adoption of FAS 150 (see Note 3 to the Consolidated Financial Statements), we reclassified mandatorily redeemable preferred stock to long term liabilities from mezzanine equity.  Additionally, as we did not complete the initial bankruptcy distribution until April 17, 2001, no shares of New Preferred were actually outstanding as December 31, 2000.

We adopted fresh start reporting in our consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), requires that, under certain circumstances resulting from a bankruptcy, a new entity be created for financial reporting purposes upon the emergence of that entity from bankruptcy.  Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of shareholders’ equity, and any accumulated deficit of the predecessor entity is offset against available paid-in-capital to result in emerging retained earnings of zero.  Additionally, assets and liabilities were recorded at their fair values.

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

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the three years since the Plan of Reorganization of Kaiser Group International, Inc. under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000, we have consummated the initial bankruptcy distributions to allowed claimholders, continued to progress in resolving remaining outstanding bankruptcy claims, managed our remaining assets, wound down unnecessary elements of previous activities and corporate structure, and redeemed a significant portion of the number of New Preferred shares outstanding.

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

•                  Until September 30, 2002 we held a minority ownership interest in ICF Consulting Group, Inc. (a division that Kaiser Group International, Inc. sold in 1999).  We continue to hold an 8½% subordinated promissory note from ICF Consulting due June 25, 2006 in the principal amount of $6.4 million as a result of that transaction.

•                  We have a wholly-owned captive insurance company that is not at this time issuing new policies and is solely involved in resolving remaining claims made against previously issued policies.

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

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

Equity Income In Earnings of Affiliate

Our major remaining source of income is a 50% ownership in Kaiser-Hill Company, LLC, which performs all elements of daily and long-term operations associated with the ultimate closure of the Department of Energy’s (DOE) Rocky Flats site, including stabilizing and safely storing radioactive material, cleaning up areas contaminated with hazardous and radioactive waste, and restoring much of the 6,000-acre Rocky Flats site to its natural state for future use by the public. Kaiser-Hill is owned equally by Kaiser Holdings and CH2M Hill Companies Ltd.  CH2M Hill designates three of the five members of Kaiser-Hill’s Board of Managers and we designate two members. The financial information contained herein for Kaiser-Hill is reflected on the equity basis.  Because Kaiser-Hill represents a significant portion of our financial position and results of operations, the audited financial statements of Kaiser-Hill are included in this report (see pages F-21 to F-31).

Closure Contract Provisions for Revenue and Performance Award

The economic terms of the Closure Contract provide that Kaiser-Hill will earn revenue equal to the actual cost of physical completion plus a performance fee based on a combination of factors involving the actual cost of completing the site closure project and the actual date of physical completion, both as compared to contracted targets.  On March 24, 2004 Kaiser-Hill received a contract modification that motivates safe continuing positive performance by increasing the maximum fee ceiling that may be earned under the Closure Contract.  The same contract modification reduces the minimum fee floor and includes other provisions related to work scope changes.  The potential fee to be earned pursuant to the Closure Contract as recently modified ranges from $75.0 million to $560.0 million based on Kaiser-Hill’s costs to complete the site closure being within the range of completion costs of $3.12 billion and $4.86 billion, and completion at various dates between 2005 and 2007.  For project costs saved below the target level, Kaiser-Hill retains a varying percentage share ranging from 20% to 30% as additional incentive fee.  Similarly, for project costs incurred above a target level, Kaiser-Hill’s incentive fee is reduced by the 30% share.

During early 2001, Kaiser-Hill reduced its estimate of total cost at completion to $4.5 billion from the original $4.8 billion.  This reduction in estimated cost at completion had the financial statement result of increasing its accrual of the fee to be earned over the contract duration from $150.0 million to $180.0 million.  Kaiser-Hill continued to make favorable progress on the Closure Contract during 2001 and, during the quarter ended December 31, 2001, amended its estimate for the physical contract completion date from December 31, 2007 to December 31, 2006 and changed its estimate of the total cost to be incurred during the Closure Contract duration to be below $4.0 billion.  Therefore, Kaiser-Hill management increased its estimate of the fee to be earned over the contract duration from the $180.0 million to $355.0 million.  Because Kaiser-Hill uses the percentage of completion method for the performance fee recognition on the Closure Contract, the effect of increasing its performance fee estimate on the project from $180.0 million to $355.0 million resulted in recording additional earnings of $50.6 million as a change in estimate in the fourth quarter of 2001.  The additional earnings were partially offset by a $34.8 million increase in certain project contingency reserves.  Therefore, the overall fourth quarter adjustment in 2001 was $15.8 million.  Kaiser-Hill’s favorable progress continued throughout 2002 and, during the quarter ended December 31, 2002, management reduced the amount of project contingency reserves by the exact amount as accrued a year earlier – thus having the effect of increasing contract-to-date earnings by $34.8 million in the fourth quarter of 2002.  Also during the fourth quarter of 2002, the DOE awarded Kaiser-Hill an additional $23.0 million in fee based on Kaiser-Hill’s continued reductions in its estimates of total cost to complete the Closure Contract.

Kaiser-Hill’s favorable performance on the contract since its inception in February of 2000 has resulted in a trend of cautious but continuously improving estimates of completion dates, cost estimates and potential fee earning opportunities.  As of December 31, 2003, Kaiser-Hill’s cost estimate to complete the project is $3.75 billion, with an estimated completion date of December 2006, resulting in a potential total fee of $424 million.  The recent contract modification provides additional performance fee incentives, and Kaiser-Hill plans to manage toward further improved performance in terms of both project cost and schedule.  But there are substantial risks and uncertainties associated with Kaiser-Hill’s ultimate performance (see “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements” below), and Kaiser-Hill does not expect to achieve all, or nearly all, of the increase in the new maximum fee potential.  Although the range of feasible enhanced performance fee earnings by Kaiser-Hill could be material to our operating results, due to the continuing uncertainties related to ultimate project performance, the contract modification has no current impact to, or affect on, our financial performance recognition for Kaiser-Hill.

For the years ended December 31, 2003, 2002 and 2001, we recorded our 50% equity in Kaiser-Hill’s income of $20 million, $36.8 million and $15 million, respectively.  Fluctuations in the Kaiser-Hill earnings between 2003, 2002 and 2001 are entirely due to the cumulative effects of accounting for periodic changes in the projected fee to be earned upon the completion of the project.  Kaiser-Hill’s estimate of the final performance fee to be earned upon completion of the contract has increased from $340 million to $363 million to $388 million as of December 31, 2001, 2002 and 2003, respectively.  The changes in estimate of the completion fees are typically generated during the fourth quarter of each year as management completes its annual assessment of project performance.  In addition to the changes in estimate, Kaiser-Hill released project contingency reserves during 2002 that had the effect of increasing their net earnings by more than just the change in fee estimate thus the larger net income fluctuation in 2002.

For the years ended December 31, 2003, 2002 and 2001, the equity income in earnings of affiliate is net of $3.5 million of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.  We increased the carrying value of this investment by $21.1 million as part of our adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the duration of the Kaiser-Hill closure contract with the DOE (currently estimated to be complete by December 31, 2006).

Closure Contract Billing Provisions

Since the inception of the Closure Contract in February 2000 through December 31, 2003, Kaiser-Hill has invoiced DOE for the performance fee based on the contract provisions, and has collected an aggregate of $115.85 million in fees from the DOE.

Fee payments made by DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by the DOE pursuant to the Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  Since inception of the Closure Contract through December 31, 2003, Kaiser-Hill has distributed $46.6 million to each of its two owners.  Adjusted for the effects of the 50% retainage holdback, Kaiser-Hill expects that its performance fee invoices to DOE will yield distributions of $3.5 million per quarter to each of its two owners in 2004.  Similar to 2002 and 2003, Kaiser-Hill is anticipating that DOE will approve a non-recurring fee payment during the fourth quarter of 2004 acknowledging Kaiser-Hill’s continued favorable progression on the project.  Historically, the fourth quarter fee payment has ranged from an additional $10.0 million to $16.0 million above the typically recurring quarterly fee payment.  However, there are no assurances as to the amount or timing of any additional fourth quarter fee payment.

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

Interest Income

We earn interest on our available cash balances and on the note receivable from ICF Consulting (see above discussion related to settlement with ICF Consulting).  Interest income increased nominally in 2003, in spite of a decline in average cash balances, due to a full year of accrual of interest on the ICF Consulting note receivable.  Interest income in 2002 compared to 2001 declined by $0.3 million due primarily to the partial forgiveness of interest income on the previous note receivable from ICF Consulting.

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

Administrative Expenses

Administrative expenses for the years ended December 31, 2003, 2002 and 2001 consisted largely of salaries, legal and professional fees incurred for activities associated with the bankruptcy proceedings or with winding down of historical operations as well as the cost to fund a certain retiree medical commitment.  Administrative expenses for the year ended December 31, 2003 compared to December 31, 2002 declined by $2.1 million primarily due to a reduction in legal and professional fees incurred for bankruptcy claims resolution.  Administrative expenses for the year ended December 31, 2002 compared to December 31, 2001 declined by $2.7 million primarily due to a $1.6 million reduction in legal and professional fees incurred for bankruptcy claims resolution, including the Nova Hut and ICF Consulting claims, a $0.7 million reduction in salaries and benefits, and a $0.4 million reduction in rent expense.  The expense for the retiree medical commitment remained relatively unchanged for the three years ended December 31, 2003, 2002 and 2001 at approximately $1.0 million per year.  As we continue to make progress on winding down the operations of Kaiser Group International, Inc. and in resolving remaining bankruptcy claims, we anticipate further declines in general and administrative spending.

In the fourth quarter of 2001, we recorded a $1.1 million impairment charge related to our then 10% interest in ICF Consulting Group, Inc., a privately held entity that was retained by Kaiser Group International, Inc. when it sold its Consulting Group in June 1999.  The impairment charge was based on management’s assessment of the potential proceeds available if this investment were liquidated.

Loss from Discontinued Operations

In addition to matters surrounding the resolution of the Nova Hut dispute, Discontinued Operations also reflects the net income statement activity resulting from the winding down of the discontinued engineering operations.  At December 31, 2003, based upon the lack of significant favorable developments with the Nova Hut claim in the past two years and the time that has elapsed since completion of the project, the Company established additional reserves to further reduce the net carrying value of the remaining Nova Hut project to $3.0 million by recording an additional reserve of $3.0 million offset by an income tax benefit of $1.1 million, through a charge to “Loss from Discontinued Operations”.  This charge is offset by income from discontinued operations of $0.4 million from the collection of foreign accounts receivable, which had previously been fully reserved.

During 2002, we successfully prosecuted an aged claim against a former subcontractor and collected an account receivable, from a previous foreign engineering project, that had previously been written off.  Net of legal fees, these activities resulted in the Company’s collection of $0.6 million. In 2001, based on our concern over Nova Hut’s financial difficulties and the uncertainties of a settlement involving a bankruptcy court-sponsored mediation, we reserved approximately $15.6 million of the carrying value of the remaining Nova Hut project assets from $21.6 million to $6.0 million.  We also recorded an income tax benefit of $5.8 million associated with this reserve. Other out-of-pocket costs were incurred for winding down the project’s site operations during early 2001, including severance and relocation costs for returning project expatriates back to the United States.

Income Taxes

During 2003, we recognized a total income tax expense of $3.8 million allocable to the following results (in thousands):

Statements of Operations Category	Pre-tax Income/(Loss)	Applicable Income Tax (Expense)/Benefit
Income from continuing operations before income taxes	$11,028	$(4,827)
Income/(Loss) from discontinued operations	(2,956)	1,123
		$(3,704)

During 2002, we recognized a total income tax expense of $11.6 million allocable to the following results (in thousands):

Statements of Operations Category	Pre-tax Income/(Loss)	Applicable Income Tax (Expense)/Benefit
Income from continuing operations before income taxes	$29,165	$(11,319)
Income/(Loss) from discontinued operations	847	(350)
		$(11,669)

During 2001, we recognized a total income tax benefit of $3.8 million allocable to the following results (in thousands):

Statements of Operations Category	Pre-tax Income/(Loss)	Applicable Income Tax (Expense)/Benefit
Income from continuing operations before income taxes	$7,657	$(2,417)
(Loss) from discontinued operations	(16,409)	6,212
		$3,795

Treatment of Net Operating Loss Carryforwards

In December 2000 we went through a change in control as defined under Internal Revenue Code (IRC) Section 382 due to the Chapter 11 bankruptcy reorganization.  In September 2001 we determined that the change in control met the stringent guidelines of the bankruptcy exception provided under the Internal Revenue Code. This resulted in our not being subject to the carryforward limitations of IRC Sec. 382.  However, we were required to reduce certain carryovers that included net operating losses and credits.  We offset the reduction of the carryforwards with the valuation allowance previously established for those carryforwards, and, as a result, the effective income tax rate for income from continuing operations differed significantly from statutory rates.  All remaining net operating loss carryforwards were utilized in 2003.

Liquidity and Capital Resources

Years Ended December 31, 2003, 2002 and 2001

Operating Activities:  We used $10.4 million in cash for operating activities in 2003, $6.3 million in 2002 and $13.3 million in 2001.  This use of cash included $4.9 million, $7.0 million and $9.7 million, respectively, for general and administrative expenses incurred during 2003, 2002 and 2001.  Additionally, in 2001 we used $3.6 million for severance and professional fees incurred prior to 2001 in connection with the debt restructuring, bankruptcy and winding-down activities in 2000 and $0.6 million in cash used to satisfy Class 3 bankruptcy claims (former trade accounts payable not paid until after the Plan of Reorganization was deemed effective in December 2000).

Investing Activities:  During the years ended December 31, 2003, 2002 and 2001, Kaiser-Hill distributed $16.4 million, $15.7 million and $7.9 million each to us and to the other 50% owner, CH2M Hill.  For the year ended December 31, 2002, we also received $4.5 million from the sale of our investment in ICF Consulting and $6.0 million from the sale of our Prudential securities.

Financing Activities:  During the years ended December 31, 2003, 2002 and 2001, we paid $2.2 million, $4.2 million and $2.4 million, respectively, in dividends on our preferred stock.  Due to the adoption of FAS 150 effective July 1, 2003, $1.4 million of preferred stock dividends have been shown as interest expense and are no longer reflected as preferred stock dividends on the statement of cash flows.  In 2003 we acquired 6,848 shares of preferred stock for $0.3 million and 2002 we acquired 119,587 shares of preferred stock for $4.0 million.  As a result of the Prudential stock sale and the sale of the investment in ICF Consulting discussed above, we are required, in accordance with the Plan, to use a portion of the proceeds from any asset sales solely for the redemption of the outstanding preferred stock.  Pursuant to this requirement, we earmarked approximately $4.5 million of the sale proceeds as restricted cash to be used for the future preferred stock redemptions.

During 2002, $0.8 million of restricted cash was released as a part of the settlement agreement with ICF Consulting and $0.6 million of restricted cash in our captive insurance company was released from restriction by the insurance regulators.

During 2003, we redeemed a total of 370,730 shares of outstanding preferred stock, net of 24,964 shares of treasury stock, through two separate redemptions.  In January and October 2003, the Company redeemed $15.5 million and $6.2 million, respectively, liquidation preference of New Preferred or 282,000 and 113,530 shares, respectively, in accordance with the terms of the Kaiser Group International Plan of Reorganization and the KGP put rights described in Note 8 to the Consolidated Financial Statements.

In February 2003, the Company utilized excess operating cash and the excess restricted cash balances to redeem $5.3 million liquidation preference of New Preferred or 95,932 shares.  Our Board of Directors will continue to evaluate on a quarterly basis additional redemptions of preferred stock.

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

Liquidity and Capital Resources Outlook

We currently have no debt as a result of the effectiveness of the Plan of Reorganization. We continue to finance the bankruptcy distribution requirements and follow-on working capital needs in part through the use of the available cash and distributions from Kaiser-Hill and from other asset sale proceeds. Based on (i) current expectations for operating activities and results, (ii) expected Kaiser-Hill distributions, (iii) our current available cash position, (iv) recent trends and projections in liquidity and capital needs, and (v) current expectations of total allowed claims upon the completion of the bankruptcy proceedings, management believes we have sufficient liquidity to cover our future operating needs and income tax requirements, as well as the dividend requirements applicable to our preferred stock.  Furthermore, we will continue to review the timing of additional partial preferred stock redemptions.

We have obligations to pay interest on outstanding preferred stock at December 31, 2003, which has been shown as interest expense effective July 1, 2003.  Accordingly, we are required to present the following table assuming that no additional preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, we are not representing intentions with regard to the timing of additional preferred stock redemptions).  The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows (adjusted for the preferred stock redemption of $5.3 million in February 2004):

	Total	Less Than One Year	One to Three Years	After Three Years
Preferred Stock dividends	$8,485	$2,206	$4,186	$2,093

Other Matters

We have various obligations and liabilities from our continuing operations, including general overhead expenses in connection with maintaining, operating and winding down various entities.  Additionally, we believe contingent liabilities may exist in the areas described in Note 14 to the Consolidated Financial Statements for the periods ended December 31, 2003, 2002 and 2001.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities. In December 2003, FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. We will adopt the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created before December 31, 2003, we will adopt FIN 46R in the first quarter of 2005, as required by FIN 46R.  We currently do not have any entities that would be considered variable interest entities under FIN 46R.

On May 31, 2003, FASB issued FASB Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities – all of whose shares are mandatorily redeemable.  FAS 150 was to have been generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Recently, the FASB has deferred for an indefinite period the effective date for certain instruments and entities.  As discussed in Note 8 of the Consolidated Financial Statements, the Company has adopted the provisions of FAS 150 in the third quarter of 2003.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The new disclosure requirements required by SFAS No. 132(R) are effective for us for the year ending after June 15, 2004. We will adopt the new SFAS No. 132(R) disclosure requirements for the year ending December 31, 2004.

RISK FACTORS RELATING TO KAISER HOLDINGS AND

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

Our remaining primary source of funding is from Kaiser-Hill distributions, which are subject to uncertainties that may adversely impact our ability to meet our obligations on our preferred stock and to permit our consideration and funding of strategic alternatives for the Company.

The fee income we anticipate  receiving in the future  from Kaiser-Hill is dependent upon the ability of Kaiser-Hill to close the Rocky Flats site at a predetermined targeted cost of between $3.6 billion and $4.8 billion and closing date ranging from December 31, 2005 to not later than March 31, 2007, both of which are subject to operational risks and uncertainties.

Our long-term outlook is largely dependent on the performance of Kaiser-Hill under its contract with the Department of Energy.  Kaiser-Hill serves as the general contractor at the Rocky Flats Environmental Technology site near Denver, Colorado, a former nuclear weapons production facility.  Kaiser-Hill’s contract with the Department of Energy includes a performance fee based upon a combination of the actual costs incurred to complete the site closure and the actual date of completion of the closure.  Although unanticipated, if Kaiser-Hill fails to complete the closure within the target cost for the project, Kaiser-Hill’s fee will be reduced to a level significantly less than the fee estimate currently being used to recognize income on the project.

Kaiser-Hill has historically incurred expenses that are not reimbursable by the Department of Energy pursuant to the federal regulations.  Accordingly such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, will be deducted from the total fee prior to any distributions to its two owners. For reasons similar to those described in the following paragraph, it is difficult to estimate either the amount of net fee to be distributed to the owners of Kaiser-Hill and or the effect, if any, that such unreimbursable costs would have on our future cash flows.  A decrease in our cash flows could result in a decrease in the value of our common and preferred stock.

There are substantial performance risks associated with Kaiser-Hill’s work at the Rocky Flats site.  The performance risks may impact the timing and cost of closing the site, which in turn could impact our fee income from Kaiser-Hill.

The clean-up and closure of the Department of Energy’s Rocky Flats site involve substantial performance risks.  Among other things, Kaiser-Hill’s activities at the Rocky Flats site involve the clean-up, packaging and transportation of nuclear waste, and the demolition and destruction of facilities where nuclear weapons components were previously produced.  Some of these activities have not been previously performed elsewhere, and therefore require the development of innovative and untested approaches.  Kaiser-Hill emphasizes safety in its performance, but the nature of the Rocky Flats site and the activities of Kaiser-Hill and its subcontractors at the site are such that serious injuries, or even deaths, are possible.  Significant safety incidents at the site could stop or significantly impede the progress of work being performed at the site by Kaiser-Hill and its subcontractors.  The Department of Energy contract contemplates that all, or substantially all, of the nuclear waste at Rocky Flats will be transported to other sites operated or managed by the Department of Energy.  The appropriate sites for storage of certain of those nuclear wastes have not yet been identified.  In addition, third-party objections have arisen from time to time with regard to the transportation to, and storage of nuclear waste at, certain sites previously designated by the Department of Energy to receive waste from Rocky Flats.  Although the Department of Energy contract contemplates that the Department of Energy is responsible for providing transportation and storage sites for nuclear waste from Rocky Flats, an inability to store nuclear waste at other Department of Energy sites would pose a substantial risk to the timely closure of the Rocky Flats site, and could interfere with Kaiser-Hill’s ability to earn the fees to which Kaiser-Hill believes it should be entitled.  This loss of fee income could adversely affect our operating results, which could in turn result in a decrease in the value of our common and preferred stock.

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

We do not have a business plan beyond Kaiser-Hill and we may or may not undertake new activities.

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

We may have to issue a substantial number of additional common shares.

On January 20, 2004, the United States Bankruptcy Court for the District of Delaware ruled on a claim in favor of former shareholders of ICT Spectrum Constructors, Inc.  The Bankruptcy Court has refused to reconsider its decision and we plan to appeal.  Should we be unsuccessful in our efforts to achieve reversal of the Bankruptcy Court’s ruling, we could be required to issue an additional 247,350 common shares, which would then comprise approximately 13.4% of the aggregate shares outstanding.  We believe that issuing such a substantial number of additional common shares could be expected to have a materially dilutive effect on the value of common shares presently outstanding.

In the event of a change of control, we may not have the financial resources to redeem preferred stock.

Our preferred stock is redeemable at the option of the holder upon a change of control as defined in the terms of the preferred stock.  We are not presently aware of any events that would cause a change of control.  However, based on a Report on Form 4 dated April 3, 2003, which was filed with the Securities and Exchange Commission by Tennenbaum & Co., LLC on April 3, 2003, we believe that Tennenbaum & Co., LLC and Michael E. Tennenbaum together own approximately 47.2% of our common stock.  The terms of our preferred stock provide that a change of control occurs when, among other things, a person or “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) directly or indirectly acquires “beneficial ownership” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of more than 50% of all classes of our common equity (defined in the terms of our preferred stock as capital stock entitled to vote in the election of directors).

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

Item 7A.                 Quantitative and Qualitative Information about Market Risk

We do not believe we have significant exposures to market risk as we do not presently have any debt.  The interest rate risk associated with our obligation to fund a capped retiree medical obligation is not sensitive to interest rate risk other than through the determination of the present value of its remaining obligation thereunder.  A 10% increase or decrease in the average annual prime rate would result in an increase or decrease in the carrying value of the plan obligation but would not change the actual cost of the plan.

Item 8.                    Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data appear on pages F-1 through F-31 and S-1 through S-2 hereto.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                 Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.  There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Items 10, 11, 12, 13 and 14.

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 5, 2004, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, except that the information required by Item 10 with respect to executive officers of the Company is included in Item 4A of Part I of this Annual Report on Form 10-K.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)          Documents filed as part of this Report

1.     Financial Statements

Consolidated Financial Statements of Kaiser Group Holdings, Inc. and Subsidiaries

a.	Report of Independent Accountants
b.	Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002
c.	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
d.	Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001
e.	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
f.	Notes to Consolidated Financial Statements.

2.     Financial Statement Schedules

Supplemental Schedule Relating to the Consolidated Financial Statements of Kaiser Group Holdings Inc. and Subsidiaries for the years ended December 31, 2003, 2002 and 2001.

a.	Financial Statements of Kaiser-Hill Company, LLC as of December 31, 2003 and 2002 and for the three years ended December 31, 2001.

b.	(i)	Report of Independent Accountants
	(ii)	Schedule II: Valuation and Qualifying Accounts

All Schedules except the ones listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

3.     Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

7.  Amendment dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 30, 2001)

8.  Amendment No. 8 dated December 10, 2002 (Incorporated by reference to Exhibit 10(e)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

9.  Amendment No. 9 dated June 19, 2003 (Incorporated by reference to Exhibit 10(e)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

10(f)  Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10(g) Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

1. Modification M116 to Contract #DE-AC34-00RF01904, effective March 24, 2004

10(h)  Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(r) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

Exhibit No. 10—Material Contracts (management contracts, compensatory plans, or arrangements)

10(i)  Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit No. 10 to Registration Statement on Form S-8 (Registration No. 333-107912) filed with the Commission on August 13, 2003)

10(j)  Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 19, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)

Exhibit 14 — Corporate Code of Conduct

14(a)  Kaiser Group Holdings, Inc. Corporate Code of Conduct (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on January 13, 2004)

Exhibit No. 21 — Consolidated Subsidiaries of the Registrant as of March 1, 2004

Exhibit 23 — Consent of Independent Accountants

Exhibit No. 31.1 — Certification of the Principal Executive Officer

Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

Exhibit No. 31.2 — Certification of the Principal Financial Officer

Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

Exhibit No. 32.1 — Certification of the Principal Executive Officer

Pursuant to Rule 13a-14(b) and Rule 15d-14(b), Section 1350, Chapter 63 of Title 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2 — Certification of the Principal Financial Officer

Pursuant to Rule 13a-14(b) and Rule 15d-14(b), Section 1350, Chapter 63 of Title 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On July 17, 2003, the Company filed a Current Report on Form 8-K.  Pursuant to Item 5 of its Report, the Company disclosed that it had relocated its principal office from Fairfax, Virginia to Broomfield, Colorado effective as of June 1, 2003.

On August 7, 2003, the Company filed a Current Report on Form 8-K for the purpose of describing its capital stock.

On January 13, 2004, the Company filed a Current Report on Form 8-K.  Pursuant to Item 5 of its Report, the Company announced plans for a preferred stock redemption of its Series 1 Redeemable Cumulative Preferred Stock with a redemption date of February 16, 2004.  The Company also announced that it will hold its annual meeting of shareholders on Wednesday, May 5, 2004.

On January 26, 2004, the Company filed a Current Report on Form 8-K.  Pursuant to Item 5 of its Report, the Company announced that on January 20, 2004, the United States Bankruptcy Court for the District of Delaware rendered a decision in claim litigation involving Kaiser Group Holdings, Inc. and a class comprised of former holders of shares of ICT Spectrum Constructors, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.

By:	/s/ John T. Grigsby, Jr.
Name: John T. Grigsby, Jr.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(1)  Principal executive officer

/s/ John T. Grigsby, Jr.		March 30, 2004
John T. Grigsby, Jr.	President
and Chief Executive Officer

(2) Principal financial and accounting officer

/s/ Marijo L. Ahlgrimm		March 30, 2004
Marijo L. Ahlgrimm	Executive Vice President,
Chief Financial Officer,
and Assistant Treasurer

(3)  Board of Directors

/s/ Jon B. Bennett		March 30, 2004
Jon B. Bennett	Director

/s/ John T. Grigsby, Jr.		March 30, 2004
John T. Grigsby, Jr.	Director

/s/ James J. Maiwurm		March 30, 2004
James J. Maiwurm	Director

/s/ Frank E. Williams, Jr.		March 30, 2004
Frank E. Williams, Jr.	Director

Report of Independent Auditors

To Board of Directors and

  Shareholders of Kaiser Group Holdings, Inc.:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Kaiser Group Holdings, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

March 24, 2004

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$10,971	$17,413
Restricted cash and cash equivalents	7,049	18,679
Prepaid expenses and other current assets	971	2,404
Net assets of discontinued operations	3,000	6,000
Total Current Assets	21,991	44,496

Other Assets
Investments in and advances to affiliates	45,788	45,663
Notes receivable	5,894	5,894
Other long-term assets	227	142
	51,909	51,699
Total Assets	$73,900	$96,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$304	$922
Post retirement benefit plan obligation	6,913	7,193
Other accrued expenses	4,252	6,501
Preferred stock dividend payable	—	654
Interest payable on preferred stock	409	—
Deferred tax liability	6,495	6,538
Income taxes payable	275	640
Total Current Liabilities	18,648	22,448

Long Term Liabilities
Mandatorily redeemable preferred stock	35,175	—

Commitments and Contingencies

Preferred stock, par value $.01 per share	—	55,942

Common stock, par value $.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,594,270 and 1,590,062 shares at December 31, 2003 and December 31, 2002, respectively	16	16
Capital in excess of par	7,975	8,606
Retained earnings	12,049	9,215
Accumulated other comprehensive income (loss)	37	(32)
Total Shareholders’ Equity	20,077	17,805
Total Liabilities and Shareholders’ Equity	$73,900	$96,195

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)

Gross Revenue	—	—	—
Subcontract and direct material costs	—	—	—
Service Revenue	—	—	—
Operating Expenses
Administrative expenses	4,918	7,028	9,692
Impairment charge	—	—	1,100
Operating Income (Loss)	(4,918)	(7,028)	(10,792)
Other Income (Expense)
Equity income in earnings of affiliate, net of amortization of $3,524 for each of the years ended December 31, 2003, 2002 and 2001	16,475	33,233	11,518
Gain on stock demutualization	—	—	5,856
Gain on sale of investment	—	3,371	—
Gain on sale of security	—	106	—
Write-off of notes receivable and accrued interest	—	(1,320)	—
Interest income	833	803	1,075
Interest expense for preferred dividends	(1,362)	—	—
Income From Continuing Operations Before Income Tax	11,028	29,165	7,657
Income tax (expense)	(4,827)	(11,319)	(2,417)
Income From Continuing Operations	6,201	17,846	5,240
Income (Loss) from discontinued operations, net of tax	(1,833)	497	(10,197)
Net Income (Loss)	4,368	18,343	(4,957)
Preferred stock dividends	(1,534)	(4,171)	(3,091)

Income (Loss) Applicable to Common Shareholders	$2,834	$14,172	$(8,048)

Basic and Diluted Earnings (Loss) Per Common Share:
Continuing operations, net of tax	$2.92	$8.60	$1.92
Discontinued operations, net of tax	(1.14)	0.31	(9.11)
Net Earnings (Loss) Per Share	$1.78	$8.91	$(7.19)

Weighted average shares for basic and diluted earnings (loss) per common share	1,594	1,590	1,119

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Old Common Stock		New Common Stock		Capital In Excess of Par	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive
	Shares	Par Value	Shares	Par Value

Successor Company
Balance, December 31, 2000	23,414,328	234	—	—	87,266	—	—
Net loss	—	—	—	—	—	(4,957)	—
Issuances of new common stock	—	—	1,610,889	16	(16)	—	—
Cancellation of old common Stock	(23,414,328)	(234)	—	—	234	—	—
Issuance of preferred stock	—	—	—	—	(62,481)	—	—
Foreign currency translation Adjustment	—	—	—	—	—	—	(39)
Unrealized gain on securities Available for sale	—	—	—	—	—	—	393
Preferred stock dividends	—	—	—	—	(3,091)	—	—
Cash buy back of new common Stock	—	—	(25,650)	—	(125)	—	—
Class 4 allowed claim settlements	—	—	—	—	(13,840)	—	—

Balance, December 31, 2001	—	$—	1,585,239	$16	$7,947	$(4,957)	$354
Net income	—	—	—	—	—	18,343	—
Issuances of new common stock	—	—	4,823	—	10	—	—
Issuance of preferred stock in settlement of allowed class 4 claims	—	—	—	—	(38)	—	—
Foreign currency translation Adjustment	—	—	—	—	—	—	7
Unrealized gain on securities Available for sale	—	—	—	—	—	—	(393)
Preferred stock dividends	—	—	—	—	—	(4,171)	—
Purchase of preferred treasury stock below liquidation value	—	—	—	—	2,594	—	—
Class 4 allowed claim settlements	—	—	—	—	(291)	—	—
Tax adjustment	—	—	—	—	(1,616)	—	—

Balance, December 31, 2002	—	$—	1,590,062	$16	$8,606	$9,215	$(32)
Net income	—	—	—	—	—	4,368	—
Issuances of new common stock	—	—	4,208	—	22	—	—
Foreign currency translation Adjustment	—	—	—	—	—	—	69
Preferred stock dividends	—	—	—	—	—	(1,534)	—
Purchase of preferred treasury stock below liquidation value	—	—	—	—	65	—	—
Class 4 allowed claim settlements	—	—	—	—	(1,158)	—	—
Tax adjustment	—	—	—	—	440	—	—

Balance, December 31, 2003	—	$—	1,594,270	$16	$7,975	$12,049	$37

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Net Income (Loss)	$4,368	$18,343	$(4,957)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	69	7	(39)
Unrealized gain on securities, net of tax	—	(393)	393

Total Comprehensive Income (Loss)	$4,437	$17,957	$(4,603)

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2003	2002	2001
		(in thousands)
Operating Activities
Net income (loss)	$4,368	$18,343	$(4,957)
Adjustments to reconcile net income (loss) to net cash Used in operating activities:
Loss of discontinued operations, net of tax	1,833	259	10,197
Gain on sale of investments	—	(3,371)	—
Deferred taxes related to continuing operating activities	1,518	10,746	1,312
Gain on stock demutualization	—	—	(5,856)
Impairment charge	—	—	1,100
Gain on sale of stock	—	(106)	—
Equity in unconsolidated affiliate	(16,475)	(33,233)	(11,518)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Contract receivables, net	—	—	1,692
Prepaid expenses and other current assets	1,433	(561)	1,018
Accounts payable and accrued expenses	(2,738)	1,926	(5,909)
Income taxes payable	(365)	(498)	1,035
Other operating activities	16	232	(831)
Net cash provided by (used in) continuing operating activities before Claims resolution and reorganization items	(10,410)	(6,263)	(12,717)
Distributions to allowed class 3 claim holders	—	—	(600)
Net Cash Used in Continuing Operating Activities	(10,410)	(6,263)	(13,317)
Investing Activities
Distributions from 50% owned affiliate	16,350	15,650	7,900
Proceeds from sale of investment	—	4,521	—
Proceeds from sale of securities	—	5,961	—
Net Cash Provided by Investing Activities	16,350	26,132	7,900
Financing Activities
Release of restricted cash	—	1,435	802
Transfer to restricted cash	—	(4,508)	—
Purchase of preferred treasury stock	(311)	(3,983)	—
Transfer from restricted cash for the redemption of preferred stock	10,507	—	—
Redemption of preferred stock	(20,390)	—	—
Establishment of cash reserve for unresolved claims	—	—	(12,331)
Distribution to allowed class 4 claim holders	—	—	(13,065)
Repurchase of New Common stock pursuant to buy back	—	—	(125)
Payment of preferred stock dividends	(2,188)	(4,248)	(2,360)
Net Cash Used in Financing Activities.	(12,382)	(11,304)	(27,079)
Increase (Decrease) in Cash and Cash Equivalents	(6,442)	8,565	(32,496)
Cash and Cash Equivalents at Beginning of Period	17,413	8,848	41,344

Cash and Cash Equivalents at End of Period.	$10,971	$17,413	$8,848

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

Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy’s Rocky Flats Environmental Technology Site near Denver, Colorado, for the performance of a contract for the closure of the site (the Closure Contract). (See Note 6 for summarized financial information.)

•                  the closeout and resolution of a completed contract for the engineering and construction of a steel mini-mill for Nova Hut in the Czech Republic (Nova Hut project).

•                  the holding of an interest-bearing promissory note from ICF Consulting Group, Inc. (ICF Consulting), a division that Old Kaiser sold in 1999.

•                  a wholly-owned captive insurance company that is not at this time issuing new policies and is simply involved in resolving remaining claims.

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

•                  The third class of claims recognized in the Old Kaiser bankruptcy are equity claims, consisting of holders of Old Kaiser common stock (Old Common) and other “Equity Interests” as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of New Common equal to 17.65% of the number of shares of such common stock issued to holders of allowed Class 4 Claims. In the initial distribution, one share of New Common was issued for each 96 shares of previously outstanding Old Common. Additional distributions of New Common may be made in the future as additional shares of New Common are issued to holders of newly allowed Class 4 claims, if any. Apart from holders of Old Common, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Old Kaiser in 1998. The Bankruptcy Court confirmed the equity nature of those claims.  See Note 14 below for information concerning a recent Bankruptcy Court ruling with respect to these claims.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $123.0 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.2 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of March 26, 2004, the amount of unresolved claims was approximately $7.5 million. The Company expects to resolve the remaining claims in the first half of 2004.  The Company currently believes that the total amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $142.5 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.

From time to time in the future, as remaining unresolved claims are resolved, excess cash from the “reserve” fund (including cash added to “reserve” fund in payment of pro forma dividends, classified as interest expense subsequent to July 1, 2003, on retained shares of New Preferred) must be used to redeem outstanding shares of New Preferred.  In January 2003, the Company redeemed 282,000 shares of outstanding New Preferred by using $8.9 million and $5.2 million of restricted and unrestricted cash, respectively.  In October 2003, the Company redeemed 113,530 shares of outstanding New Preferred by using $1.6 million and $4.6 million of restricted and unrestricted cash, respectively.  In February 2004, the Company redeemed 95,932 shares of New Preferred by using $3.2 million of restricted cash and $2.1 million of unrestricted cash.

3.             Significant Accounting Policies

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

The effect of preferred dividends of $1.5 million, $4.2 million and $3.1 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the year ended December 31, 2003, 2002 and 2001, respectively. As discussed in Note 8, the Company adopted FAS 150 effective July 1, 2003.  Therefore, the $1.4 million of preferred stock dividends for the six months ended and December 31, 2003 have been shown as interest expense.

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

Cash Equivalents and Restricted Cash: The Company considers all highly liquid financial instruments purchased with maturities of three months or less at date of purchase to be cash equivalents. Restricted cash balances consisted of the following at December 31 (in thousands):

	2003	2002
Letters of credit collateralized by cash	$—	$—
Cash reserved for future claim settlements and accumulated dividends	1,349	6,506
Cash reserved for future New Preferred redemptions	2,756	9,264
Cash balances of wholly owned insurance subsidiary	2,944	2,909

	$7,049	$18,679

Supplemental cash flow information for the years ended December 31, is as follows:

	2003	2002
Cash payments for income taxes	$4,010	$930
Payment of preferred dividends included in continuing operations	953	—
Non cash transactions:
Issuance of New Common Stock to directors	22	10
Issuance of Preferred Stock	—	38

Marketable Securities:  In December 2001, the Company recorded a gain on the stock demutualization of a non-affiliated insurance company.  The gain was calculated based upon the fair value of the securities on the date of the insurance company’s initial public offering. These securities were sold in February 2002.  Investments classified as available for sale are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in other comprehensive income (loss).

Adoption of FIN 45: In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued.  FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the December 31, 2003 financial statements.  The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  The initial recognition and measurement provisions under FIN 45 did not have any impact on our financial statements.

Adoption of FAS 150: On May 31, 2003, FASB issued FASB Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities – all of whose shares are mandatorily redeemable.  FAS 150 was to have been generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Recently, the FASB has deferred for an indefinite period the effective date for certain instruments and entities.  As discussed in Note 8, the Company has adopted the provisions of FAS 150 in the third quarter of 2003.

Adoption of FAS 142:  The Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets effective January 1, 2002.  Under FAS 142, intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Recognized intangible assets with determinable useful lives will continue to be amortized.  The Company’s only intangible asset relates to its investment in Kaiser-Hill recorded upon the adoption of fresh-start reporting.  This intangible asset of $21.1 million is being amortized on a straight-line basis through 2006, which is the date currently estimated for Kaiser-Hill’s completion of the Closure Contract. Total accumulated amortization as of December 31, 2003 was $10.6 million.  The amortization expense associated with this intangible is recorded as a reduction to the equity income in earnings of affiliate on the consolidation statement of operations.  The estimate amortization expense for the remaining life of this intangible asset is:

Year ending December 31:	Amount (dollars in thousands)
2004	$3,524
2005	3,524
2006	3,524
$10,572

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

Reclassifications:   Certain reclassifications have been made to the prior-period financial statements contained herein in order to conform them to the 2003 presentation.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities. In December 2003, FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. The Company will adopt the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created before December 31, 2003, the Company will adopt FIN 46R in the first quarter of 2005, as required by FIN 46R.   The Company does not currently have any entities that would be considered variable interest entities under FIN 46R.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The new disclosure requirements required by SFAS No. 132(R) are effective for us for the year ending after June 15, 2004. The Company will adopt the new SFAS No. 132(R) disclosure requirements for the year ending December 31, 2004.

4.             Net Assets of Discontinued Operations

The components of the “Net Assets of Discontinued Operations” consist entirely of the carrying value of the net assets of the Nova Hut project and were as follows at December 31:

	2003	2002

Cash	$22	$26
Letter of credit cash collateral drawn by Nova Hut	11,100	11,100
Retained accounts receivable	20,703	20,126
Prepaid expenses and other current assets	—	1
Subcontractor retentions and other accounts payable	(5,230)	(8,000)
	26,595	23,253
Allowance for estimated loss	(23,595)	(17,253)
	$3,000	$6,000

Although Old Kaiser sold its Metals, Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut.  After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments.  Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from then weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights.  The primary legal venue up until this time has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  The Delaware bankruptcy court has previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue.  Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution.  Kaiser Holdings has filed a notice of appeal to the Third Circuit regarding this decision in favor of the IFC.  At this date, the Nova Hut appeal is still pending at the District Court level.

In December 2003, the International Chamber of Commerce (“ICC”), under the dispute resolution provisions of the Nova Hut mini-mill subcontract between Kaiser Netherlands and the mini-mill’s main equipment supplier, Tippins, Inc., issued a final award that was on balance favorable to Kaiser Netherlands.  As a result of the ruling, Kaiser Netherlands was relieved of the obligation to pay additional retention to Tippins and Kaiser Netherlands was awarded a net cash settlement of $2.6 million.  The Company has not recorded this settlement due to the uncertainties regarding collectibility.  However, the Company intends to vigorously pursue collection of this settlement.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in excess of $40.0 million with the ICC.  The arbitration panel is currently being constituted, and the first hearing should take place during the second or third quarter of 2004 with the earliest possible final award ruling being issued sometime in 2005.  Nova Hut has submitted a $46.0 million counterclaim against Kaiser Netherlands in these same ICC proceedings.

The continued litigation of these disputes, as well as the cost of a possible ongoing presence in Ostrava, Czech Republic, has had and will continue to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Holdings.

Based on the Company’s continued concern over Nova Hut’s financial difficulties and the lack of a settlement resulting from an earlier, bankruptcy court-sponsored mediation, in the fourth quarter of 2003 the Company further reduced the carrying value of the remaining Nova Hut project assets from $6.0 million to $3.0 million by recording an additional reserve of $3.0 million, net of a $1.1 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  This reserve is in addition to a reserve recorded in 2001, which reduced the carrying value of the Nova Hut project assets from $21.6 million to $6.0 million by recording a reserve of approximately $9.8 million, net of a $5.8 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  These adjustments to the project asset carrying value have been determined based on the Company’s estimate of Nova Hut’s current ability to pay such liability.

5.             Business Segments and Foreign Operations

Business Segments:  The Company had no reportable segments at any time during 2003, 2002 or 2001.

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

6.             Joint Ventures and Affiliated Companies

Prior to December 31, 2000, the Company had ownership interests in certain unconsolidated corporate joint ventures and affiliated companies.   During 1999 and 2000, the Company divested of the majority of such investments.  At December 31, 2003 and 2002, it retained a 50% investment in Kaiser-Hill.  The Company’s net investments in/or amounts due from this corporate joint venture and affiliated company totaled $45.8 million and $45.7 million at December 31, 2003 and 2002, respectively. The Company accounts for the Kaiser-Hill Company LLC investment using the equity method.  The difference between the Company’s carrying value of the investment in Kaiser-Hill and its 50% underlying equity in Kaiser-Hill’s net assets was $10.6 million and $14.1 million, respectively, as of December 31, 2003 and 2002 and is being amortized on a straight-line basis through 2006 (the date currently estimated for Kaiser-Hill’s completion of the Closure Contract.)

ICF Consulting Group, Inc.:  In 2002, a settlement was reached between the Company and ICF Consulting, whereby the Company agreed to restructure the ICF Consulting notes totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new promissory note of $6.4 million (New Note) bearing interest at 8.5% per annum.  In return ICF Consulting agreed to withdraw all claims against the Company, release cash in escrow and purchase the Company’s 10% ownership in ICF Consulting, carrying value of $1.1 million, for $4.5 million.  See Note 7 below.

Kaiser-Hill:   Summarized financial information of Kaiser-Hill Company was as follows as of December 31 (in thousands):

	2003	2002	2001

Current assets	$117,148	$115,030	$136,056
Non-current assets	114,701	78,734	17,441
Current liabilities	111,370	107,586	125,377
Non-current liabilities	55,647	28,644	12,800

Gross revenue	$712,270	$732,718	$718,788
Subcontracts and materials	(379,215)	(367,355)	(417,180)
Service revenue	333,055	365,363	301,608
Operating expenses	(293,056)	(291,986)	(271,977)
Other income (expense)	(1)	137	453
Net income	$39,998	$73,514	$30,084

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

With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility.  As of December 31, 2003 and 2002, Kaiser-Hill had no cash balances outstanding on its revolving credit.

7.             Notes receivable

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

8.             Mandatorily Redeemable Preferred Stock

Kaiser Holdings’ certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. Resulting from its initial bankruptcy distribution on April 17, 2001 (see Note 2), the Company had $35.2 million, net of $5.6 million of treasury stock and $55.9 million, net of $6.6 million of treasury stock, in New Preferred outstanding at December 31, 2003 and 2002, respectively. The New Preferred is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share. The New Preferred ranks ahead of Kaiser Holdings’ New Common.

The Company adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective July 1, 2003.  Due to the mandatorily redeemable feature of the New Preferred, described in greater detail below, the New Preferred has been reclassified from mezzanine equity to a long term liability on the consolidated balance sheet, and the preferred stock dividends have been reclassified to interest expense on the consolidated statement of operations effective July 1, 2003.  There was no transition adjustment recognized upon adoption of FAS 150.  There were 639,542 and 1,017,120 shares of New Preferred outstanding at December 31, 2003 and 2002, respectively, net of 101,471 and 119,587 treasury shares, respectively.  The New Preferred is shown at liquidation value of $55 per share.

Pursuant to approval by the Company’s Board of Directors, in 2003 and 2002 the Company purchased 6,848 and 119,587 shares, respectively, of outstanding New Preferred at prices ranging from $25.62 to $50.55 per share.  The treasury shares have been recorded at liquidation preference, $55 per share, as a reduction to preferred stock and the remaining difference between cost and the liquidation preference was recorded as an increase to paid-in capital.

The certificate of incorporation of Kaiser Holdings and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred without the consent of holders of at least two-thirds of the New Preferred.

Cumulative dividends, classified as interest expense subsequent to July 1, 2003, on the New Preferred are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of Kaiser Holdings on account of that affiliate’s ownership of shares of preferred stock. If Kaiser Holdings fails to pay a quarterly dividend when due, holders of New Preferred will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full.   The dividend due to holders of record on January 31, 2004, totaling approximately $0.6 million, was paid on February 7, 2004.  At December 31, 2003, in addition to the $0.7 million of cash reserves for unresolved claims, the Company had $0.6 million in cash reserved for the payment of accrued dividends on any future issuances of New Preferred issued as a result of remaining bankruptcy claims resolutions (any New Preferred issued as a result of claims resolutions also carries the right to dividends retroactively from April 17, 2001).

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

The Company received distributions from Kaiser-Hill during the third quarter of 2003 and the fourth quarter of 2002 in amounts that triggered the put rights – effectively requiring the Company to redeem certain New Preferred.  In addition, the Company had certain restricted cash balances available, which pursuant to the terms of its Plan of Reorganization are required to be used to redeem outstanding New Preferred.  Rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights after a trigger, the Company observed the requirements in the Plan of Reorganization to use certain restricted cash balances, and in the terms of the New Preferred, to use certain available cash, for preferred redemptions.  In January and October 2003, the Company redeemed $14.1 million and 6.2 million, respectively, liquidation preference of New Preferred or 282,000 and 113,530 shares, respectively.  The Company believes this was a more cost-efficient manner of satisfying the obligations associated with the KGP put rights and plans to continue to use this redemption process to satisfy such obligations in the future.

In February 2004, the Company redeemed $5.3 million liquidation preference of New Preferred or 95,932 shares.

9.             New Common Stock

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

All shares of New Common, at issuance, were duly authorized, fully paid and non-assessable. The holders of such shares will have no preemptive or other rights to subscribe for additional shares. The New Common has a par value of $0.01 per share. Based on its current estimates of the aggregate amount of Allowed Class 4 Claims and cash available for distribution, Kaiser Holdings expects to ultimately issue no more than 1,715,000 shares of New Common to holders of Allowed Class 4 Claims and Allowed Class 5 Equity Interests.  See Note 14 below with respect to Bankruptcy Court ruling that could affect this estimate.

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

10.           Leases

The Company has the following future commitments on material noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2003:

Year ending December 31:	Amount (dollars in thousands)
2004	$61
2005	26
2006	2
$89

The total rental expense for all operating leases was $133,000 and $141,000 during the years ended December 31, 2003 and 2002.

11.           Income Taxes

The components of net income (loss) used to compute the (expense) benefit for income taxes for the years ended December 31 were as follows (in thousands):

	2003	2002	2001
Income from continuing operations before income taxes and minority interests:
Domestic	$11,028	$29,165	$7,657
Foreign	—	—-	—
	$11,028	$29,165	$7,657
(Expense) benefit for income taxes:
Federal:
Current	$(3,013)	$(243)	$(809)
Deferred	(1,228)	(9,711)	(1,222)
	(4,241)	(9,954)	(2,031)
State:
Current	(248)	(121)	(296)
Deferred	(338)	(1,244)	(90)
	(586)	(1,365)	(386)
Foreign:
Current	—	—	—
Deferred	—	—	—
	$(4,827)	$(11,319)	$(2,417)

The effective income tax (expense) benefit varied from the federal statutory income tax (expense) benefit because of the following differences (in thousands):

	2003	2002	2001

Income tax (expense) benefit computed at federal statutory tax rate	$(3,860)	$(10,208)	$(2,604)

Change in tax (expense) benefit from:
State income taxes	(381)	(886)	(255)
Valuation allowance	—	—	886
Business meals and entertainment	(27)	(26)	(35)
Restructuring costs	—	(36)	(41)
Penalties and fines	(92)	(32)	(121)
Lobbying costs	—	(72)	(51)
Reversals and other	10	(59)	(196)
Preferred Dividend	(477)	—	—
	(967)	(1,111)	187
	$(4,827)	$(11,319)	$(2,417)

The tax effects of the principal temporary differences and carryforwards that give rise to the Company’s net deferred tax asset (liability) are as follows (in thousands):

	2003	2002

Net operating loss carryforwards	$—	$529
Reserves for adjustments and allowances	8,045	6,680
Vacation and incentive compensation accruals	67	95
Tax credit carryforwards	—	685
Investment in Kaiser-Hill	(12,693)	(12,428)
Write-down of other investments	(1,914)	(2,099)
	$(6,495)	$(6,538)

The ability to derive future benefit from some of the elements contributing to the net deferred tax liability at December 31, 2003 is dependent on the Company’s ability to generate sufficient taxable income prior to expiration.  In the fourth quarter of 2002, the Company determined that in addition to the reduction of tax carryforwards due to the bankruptcy exception of 382, the tax basis of various assets also was required to be reduced.  This created a deferred tax liability that would be due upon disposition of the assets. The Company believes that the results of its future operations will be sufficient to assure utilization of the tax benefits prior to expiration.

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

In 2003 the Company utilized its 2002 net operating loss carryforward of $1,511,000 and tax credit carry forward of $685,000.

12.                                       Retiree Benefits Plans

Post Employment Benefit Plan: As of December 31, 2003 the Company is required to continue to fulfill the provisions of a previously curtailed plan which provides certain medical and dental benefits to a group of retirees. A portion of the benefit is fully insured and a portion is covered by the Company’s self-insurance. In respect to the retirees covered by the self-insured plan, the benefits are funded to an insurance company as participants’ insurance claims are reimbursed. The Company is considering changing elements of this plan coverage.

The benefit cost for this curtailed plan for the years ended December 31 consisted of the following (in thousands):

	2003	2002	2001

Interest cost	$470	$502	$505

Net benefit charge	$470	$502	$505

Because there are no new participants in this plan, there is no current service cost. The change in the status of the plan as of December 31 was as follows (in thousands):

	2003	2002	2001

Benefit obligation at January 1,	$7,193	$7,473	$7,982
Service cost	—	—-	—
Interest cost	470	502	505
Benefits paid	(1,107)	(1,249)	(1,014)
Actuarial (gain) loss	925	1,005	979
Benefit obligation at December 31,	7,481	7,731	8,452
Unrecognized net gain (loss)	(568)	(538)	(979)
Net benefit obligation at December 31,	$6,913	$7,193	$7,473

The discount rate used in determining the expense was 6.0% and 6.5% for 2003 and 2002, respectively. Pursuant to the terms of the plan obligations, changes in medical cost trend rates have no financial impact on the actuarial valuation as the cost of the benefit to the participant has exceeded the Company’s commitment.  At December 31, 2003, there is a $568,000 unrecognized loss related to changes in actuarial assumptions.  This loss will be amortized over three years.

13.                                 Benefits and Compensation Plans

The Company sponsors a 401(k) Plan that allows employees to defer portions of their salary, subject to certain limitations. Total expense for this plan for the years ended December 31, 2003 and 2002 was $177,000 and $290,000, respectively.

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

Nova Hut

Although Old Kaiser sold its Metals, Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut.  After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments.  Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights.  The primary legal venue up until this time has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  The Delaware bankruptcy court has previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue.  Both Nova Hut and IFC appealed this ruling and during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution.  Kaiser Holdings has filed a notice of appeal to the Third Circuit regarding this decision in favor of the IFC.  At this date, the Nova Hut appeal is still pending at the District Court level.

In December 2003, the International Chamber of Commerce (“ICC”), under the dispute resolution provisions of the Nova Hut mini-mill subcontract between Kaiser Netherlands and the mini-mill’s main equipment supplier, Tippins, Inc., issued a final award that was on balance favorable to Kaiser Netherlands.  As a result of the ruling, Kaiser Netherlands was relieved of the obligation to pay additional retention to Tippins and Kaiser Netherlands was awarded a net cash settlement of $2.6 million.  The Company has not recorded this settlement due to the uncertainties regarding collectibility.  However, the Company intends to vigorously pursue collection of this settlement.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in excess of $40.0 million with the ICC.  The arbitration panel is currently being constituted and the first hearing should take place during the second or third quarter of 2004 with the earliest possible final award ruling being issued sometime in 2005.  Nova Hut is expected to submit a multi-million dollar counterclaim against Kaiser Netherlands in these same ICC proceedings.  According to contract, any such counterclaims could not exceed a total of $46 million, net of interest.

The continued litigation of these disputes, as well as the cost of a possible ongoing presence in Ostrava, Czech Republic, has had and will continue to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Holdings.

The components of the “Net Assets of Discontinued Operations” consist entirely of the carrying value of the net assets of the Nova Hut project.  Based on the Company’s continued concern over Nova Hut’s financial difficulties and the lack of a settlement resulting from an earlier, bankruptcy court-sponsored mediation, in the fourth quarter of 2003, the Company further reduced the carrying value of the remaining Nova Hut project assets from $6.0 million to $3.0 million by recording an additional reserve of $3.0 million, net of a $1.1 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  This reserve is in addition to a reserve recorded in 2001, which reduced the carrying value of the Nova Hut project assets from $21.6 million to $6.0 million by recording a reserve of approximately $9.8 million, net of a $5.8 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  These adjustments to the project asset carrying value have been determined based on the Company’s estimate of Nova Hut’s current ability to pay such liability.

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

The clean-up and closure of the DOE’s Rocky Flats site involve substantial performance risks.  Among other things, Kaiser-Hill’s activities at the Rocky Flats site involve the clean-up, packaging and transportation of nuclear waste, and the demolition and destruction of facilities where nuclear weapons components were previously produced.  Some of the activities have not been previously performed elsewhere, and therefore require the development of innovative and untested approaches.  Kaiser-Hill emphasizes safety in its performance, but the nature of the Rocky Flats site and the activities of Kaiser-Hill and its subcontractors at the site are such that serious injuries, or even deaths, are possible.  Significant safety incidents at the site could stop or significantly impede the progress of work being performed at the site by Kaiser-Hill and its subcontractors.  The DOE contract contemplates that all, or substantially all, of the nuclear waste at Rocky Flats will be transported to other sites operated or managed by the DOE.  The appropriate sites for storage of certain of those nuclear wastes have not yet been identified.  In addition, objections have arisen from time to time with regard to the transportation and storage of nuclear waste at certain sites previously scheduled by the DOE to receive waste from Rocky Flats.  Although the DOE contract contemplates that the DOE is responsible for providing transportation and storage sites for nuclear waste from Rocky Flats, an inability to store nuclear waste at other DOE sites would pose a substantial risk to the timely closure of the Rocky Flats site, and could interfere with Kaiser-Hill’s ability to earn fees to which Kaiser-Hill believes it should be entitled.

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

Common Stock

On January 20, 2004, the United States Bankruptcy Court for the District of Delaware ruled on a claim in favor of former shareholders of ICT Spectrum Constructors, Inc.  The Bankruptcy Court has refused to reconsider its decision and the Company plans to appeal. Should the Company be unsuccessful in its efforts to achieve reversal of the Bankruptcy Court’s ruling, the Company could be required to issue an additional 247,350 common shares, which would then comprise approximately 13.4% of the aggregate shares outstanding. The Company believes that issuing such a substantial number of additional common shares could be expected to have a materially dilutive effect on the value of common shares presently outstanding.

15.                                 Selected Quarterly Financial Information (Unaudited)

For the year ended December 31, 2003:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Operating Income (Loss)	69	(2,094)	(1,447)	(1,446)
Income from continuing operations before income tax	3,330	1,509	3,027	3,162
Income (loss) from continuing operations	1,799	617	1,866	1,919
Income (Loss) from Discontinued Operations, net of tax	(1,833)	—	—	—
Net income (loss)	(34)	617	1,866	1,919
Preferred stock dividends	—	—	(702)	(832)
Net Income (Loss) Applicable to Common Shareholders	(34)	617	1,164	1,087

Basic and Diluted Earnings (Loss) Per Common Share:
Continuing operations, net of tax	$1.12	$0.39	$0.73	$0.68
Discontinued operations, net of tax	(1.14)	—	—	—
Net Earnings (Loss) Per Common Share	$(0.02)	$0.39	$0.73	$0.68

For the year ended December 31, 2002:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Operating Income (Loss)	(24)	(1,735)	(2,641)	(2,628)
Income (loss) from continuing operations before income tax	22,784	4,259	876	1,246
Income (loss) from continuing operations	13,867	2,783	497	699
Income (Loss) from Discontinued Operations, net of tax	694	—	(127)	(70)
Net income (loss)	14,561	2,783	370	629
Preferred stock dividends	(982)	(1,017)	(1,094)	(1,078)
Net Income (Loss) Applicable to Common Shareholders	13,579	1,766	(724)	(449)

Basic and Diluted Earnings (Loss) Per Common Share:
Continuing operations, net of tax	$8.11	$1.11	$(0.38)	$(0.24)
Discontinued operations, net of tax	0.43	—	(0.08)	(0.04)
Net Earnings (Loss) Per Common Share	$8.54	$1.11	$(0.46)	$(0.28)

For the year ended December 31, 2001:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Operating Income (Loss)	(1,949)	(2,240)	(2,864)	(3,739)
Income (loss) from continuing operations before income tax	6,080	1,032	500	45
Income (loss) from continuing operations	5,478	231	(495)	26
Loss from Discontinued Operations, net of tax	(9,779)	(51)	(367)	—
Net income (loss)	(4,301)	180	(862)	26
Preferred stock dividends	(1,102)	(1,102)	(887)	—
Net Income (Loss) Applicable to Common Shareholders	(5,403)	(922)	(1,749)	26

Basic and Diluted Earnings (Loss) Per Common Share:
Continuing operations, net of tax	$3.64	$(0.55)	$(1.28)	$0.11
Discontinued operations, net of tax	(8.74)	(0.03)	(0.34)	—
Net Earnings (Loss) Per Common Share	$(5.10)	$(0.58)	$(1.62)	$0.11

The results of operations include the effects of the following non-recurring and unusual items:

2003:  In the fourth quarter of 2003, loss from discontinued operations was unfavorably impacted by the write down of net assets of discontinued operations to $3.0 million by a charge to loss from discontinued operations totaling $3.0 million offset by income from discontinued operations of $0.4 million from the successful resolution of a claim against a former subcontractor and through the collection of foreign accounts receivable, which had previously been fully reserved.

At June 30, 2003, the Company adopted FAS 150 and preferred stock dividends were reclassified to interest expense.

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

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Financial Statements and Schedules

December 31, 2003 and 2002

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Members
Kaiser-Hill Company, LLC:

We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC (the Company) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, members’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 25, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

January 30, 2004

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

(Amounts in thousands of dollars)

	2003	2002
Assets

Current assets:

Cash and cash equivalents	$16,713	16,071
Current portion of unbilled contract receivables	99,956	98,458
Due from employees	—	51
Prepaid expenses and other current assets	479	450
Total current assets	117,148	115,030

Unbilled contract receivables, net of current portion	113,781	77,352

Prepaid expenses, long-term	752	1,128
Deferred financing costs, net of accumulated amortization of $357 and $271, respectively	168	254
	$231,849	193,764

Liabilities and Members’ Equity

Current liabilities:

Accounts payable and payables to subcontractors	$81,198	74,916
Current portion of employee incentive plan	12,167	10,594
Accrued vacation	10,550	11,485
Accrued salaries and employee benefits	6,807	9,724
Payable to Members	648	867
Total current liabilities	111,370	107,586

Employee incentive plan, net of current portion	55,647	28,644
	167,017	136,230
Members’ equity	64,832	57,534

Contingencies (note 7)
	$231,849	193,764

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands of dollars)

	2003	2002	2001
Gross revenue	$712,270	732,718	718,788
Subcontractor costs and direct material costs	(379,215)	(367,355)	(417,180)

Service revenue	333,055	365,363	301,608
Direct cost of service and overhead	(293,056)	(291,986)	(271,977)

Operating income	39,999	73,377	29,631
Other income (expense):
Interest income	113	232	569
Interest expense	(114)	(95)	(116)

Net income	$39,998	73,514	30,084

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Members’ Equity

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands of dollars)

	Kaiser KH Holdings, Inc.	CH2M HILL Constructors, Inc.	Total
Members’ equity, December 31, 2000	$518	518	1,036

Net income	15,042	15,042	30,084
Distributions	(7,900)	(7,900)	(15,800)

Members’ equity, December 31, 2001	7,660	7,660	15,320

Net income	36,757	36,757	73,514
Distributions	(15,650)	(15,650)	(31,300)

Members’ equity, December 31, 2002	28,767	28,767	57,534

Net income	19,999	19,999	39,998
Distributions	(16,350)	(16,350)	(32,700)

Members’ equity, December 31, 2003	$32,416	32,416	64,832

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands of dollars)

	2003	2002	2001
Cash flows from operating activities:
Net income	$39,998	73,514	30,084
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	86	88	88
Changes in assets and liabilities:
Increase in contract receivables	(37,927)	(44,331)	(6,548)
Decrease (increase) in due from employees	51	63	(92)
(Increase) decrease in prepaids and other current assets	(29)	1,664	(1,759)
Decrease (increase) in long-term prepaids	376	(1,128)	—
Increase (decrease) in accounts payable and payables to subcontractors	6,282	(19,792)	(6,736)
Increase in employee incentive plan	28,576	17,138	22,100
(Decrease) increase in other accrued expenses	(3,852)	848	(3,558)
(Decrease) increase in payable to Members	(219)	(141)	492

Net cash provided by operating activities	33,342	27,923	34,071

Cash flows from financing activities:
Distributions to Members	(32,700)	(31,300)	(15,800)
Proceeds from credit facility	71,300	37,700	29,900
Payments on credit facility	(71,300)	(37,700)	(35,900)

Net cash used in financing activities	(32,700)	(31,300)	(21,800)

Net increase (decrease) in cash and cash equivalents	642	(3,377)	12,271

Cash and cash equivalents, beginning of year	16,071	19,448	7,177

Cash and cash equivalents, end of year	$16,713	16,071	19,448

Supplemental cash flow information:
Cash paid for interest	$26	7	28

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(1)       Organization

Kaiser-Hill Company, LLC (the Company) was formed on October 24, 1994. The principal business of the Company is to procure, execute, deliver, and perform under a contract with the Department of Energy (DOE) to manage the programs and operate the DOE facilities at Rocky Flats Environmental Technology Site (RFETS) in Golden, Colorado. The mission of the RFETS is directed toward cleanup, deactivation, and preparation for decontamination and disposition of these DOE facilities.

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

At December 31, 2003, the Company employed approximately 1,102 hourly workers and approximately 376 salaried workers. Approximately 80% of the hourly employees are represented by United Steel Workers of America under a collective bargaining agreement which expires on January 15, 2007.

On January 24, 2000, the Company and the DOE entered into a new contract (the Contract) effective February 1, 2000. The Contract is in effect until the physical completion of the Rocky Flats Closure Project including closure, disposal of nuclear material, demolition of facilities, environmental remediation, waste disposal, infrastructure, and general site operations. Under the Contract, the Company has the opportunity to earn an additional fee if the total costs incurred are below the Contract target cost or the completion of the site closure is before March 31, 2007. In addition, the Company can lose a portion of its fee if the costs exceed an amount equal to $200 million above the Contract target cost or the site closure is after March 31, 2007. The modified maximum and minimum fee available to be earned by the Company through the date of closure is $461.2 million and $151 million, respectively.

(2)       Significant Accounting Policies

(a)                      Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

(b)                      Revenue Recognition

Under the Contract, revenue is recognized using the percentage-of-completion method whereby revenue is accrued in an amount equal to cost plus management’s best estimate of incentive fees. Incentive fees are estimated based on projected total Contract costs and site closure date. The Company continually monitors its progress toward the completion dates and its estimated costs at completion and will modify its estimates of fees to be earned as needed. Changes in these estimates could have a significant effect on future earnings of the Company. During 2003, management revised its estimate of projected cost at completion based upon the Company’s current progress under the Contract. The change in estimate resulted in approximately $25,200,000 of additional incentive fees to be recognized over the life of the Contract. The Company recognized approximately $17,100,000 in additional revenue during the year ended December 31, 2003 when compared to the previous year ended December 31, 2002, due to the change in estimate.

(c)                       Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers cash in checking and short-term investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains its cash accounts primarily with banks located in Colorado, New York, and Washington, D.C. Cash balances are insured by the FDIC up to $100,000 per bank and cash equivalents are not insured by the FDIC. As of December 31, 2003, the majority of the cash balance was made up of cash equivalents.

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

As discussed in note 2(b), revenue under the Contract is recognized using the percentage-of-completion method whereby revenue is accrued in an amount equal to cost plus management’s best estimate of incentive fees. Incentive fees are estimated based on projected total Contract costs and site closure date. Changes in these estimates could have a significant effect on the future earnings of the Company.

(3)                     Related Party Transactions

In 2003 and 2002, the Members were subcontracted by the Company to perform certain tasks under the Contract. The “Payable to Members” in the accompanying consolidated balance sheets as of December 31, 2003 and 2002 consists of $250,000 and $250,000, respectively, to Kaiser and $398,000 and $617,000, respectively, to CH2M HILL for these subcontracted tasks. These payables are noninterest bearing.

During 2003, CH2M HILL began providing information technology services for the Company at negotiated rates. Costs incurred related to work performed by CH2M HILL, the majority of which are reimbursable and billed under the Contract and relate to information technology services provided, were approximately $10,652,000 in 2003, $473,000 in 2002, and $851,000 in 2001.

In addition, the Company performed approximately $4,892,000 and $2,145,000 of services on behalf of CH2M HILL during 2003 and 2002, respectively.

(4)                     Contract Receivables

Contract receivables as of December 31, 2003 and 2002 primarily represent unbilled receivables due under the Contract. Unbilled receivables result from revenue and estimated fees that have been earned by the Company but not billed to the DOE as of the end of the period. Unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the current portion of unbilled receivables will be billed and collected in less than one year. Current unbilled receivables primarily represent allowable costs, including subcontractor costs, that have not been submitted to the DOE for payment. These costs cannot be invoiced to the DOE until payment has been made by the Company to the vendor. In addition, under the terms of the Contract, the Company receives a cash payment of 50% of the incentive fee due on a quarterly basis. These payments increased slightly during the last year as DOE has recognized accelerated work progress. The remainder of the incentive fee, based on projected costs at completion and closure date, is to be paid by the DOE upon the completion of the Contract, currently estimated to be September 30, 2006. As such, these amounts are classified as noncurrent in the accompanying consolidated balance sheets. As discussed above, any modifications or changes in the cost estimates or the site closure date will impact these outstanding amounts and could increase or decrease such amounts.

As of December 31, 2003 and 2002, the Company has $113.8 million and $77.4 million, respectively, of long-term unbilled receivables that represent incentive fee under the Contract. These can be billed at the completion of the Contract, currently estimated to be September 30, 2006. In addition, the Company has current unbilled receivables of $100.0 million and $98.5 million as of December 31, 2003 and 2002, respectively. This is comprised of $7.9 million and $7.1 million, respectively, of incentive fees and $92.1 million and $91.4 million, respectively, of direct reimbursable costs under the Contract. All of these amounts have been billed subsequent to year-end.

The Company’s Contract receivables result primarily from its long-term Contract with the DOE. As a consequence, management believes that credit risk is minimal.

(5)                     Employee Incentive Plan

In connection with the closure Contract with the DOE, the Company implemented an employee incentive plan. There are two components to the plan. The first component represents a cash bonus, which is earned and paid annually. The second component represents the issuance of performance units. These units are allocated to employees on an annual basis. The value of these units ultimately depends on the actual cost achieved and the closure date and range from $0 to $1 per unit. Employees remain eligible for these units as long as they are employed by the Company or left in good standing, as defined. Payments made for performance units will be paid in cash at the end of the Contract.

As of December 31, 2003, the Company has issued approximately 51,927,000 performance units and the estimated value to be paid is accrued as employer incentive plan liability. The payments of the unit bonus will take place upon closure of the Contract, and therefore, the associated accrual is classified as a long-term employee incentive plan liability in the accompanying consolidated balance sheets.

Additionally, the Company has accrued $3.7 million for an enhanced schedule incentive payable to the hourly employees represented by United Steel Workers of America under the collective bargaining agreement.  This payment will also take place upon closure of the Contract and is also classified as a long-term liability in the accompanying consolidated balance sheets.

(6)                     Business Loan and Security Agreement

The Company currently has a Business Loan and Security Agreement (the Agreement) with a bank. The term of the Agreement is through December 31, 2005. The Company, Kaiser, and CH2M HILL granted a first lien security interest to the bank in all of the ownership and equity interest of the Company. As of December 31, 2003 and 2002, the Company had no amounts outstanding under the Agreement.

Under the Agreement, the Company has available temporary financing for the payment of the Company’s costs incurred under the Contract. This financing is utilized throughout the year for periods of less than one month as, under the terms of the Contract, the DOE must pay the Company’s invoices within three business days of receipt. The funding level under the Agreement cannot exceed a maximum borrowing base calculated on the lesser of eligible billed and unbilled government accounts receivable, as defined, or $35,000,000. Under the terms of the Agreement, interest on the advances is calculated either under a rate based upon LIBOR or a rate based upon the higher of the Federal Funds Rate or the Prime Rate.

In connection with the Agreement, the Company incurred $525,000 in loan origination fees, which are capitalized as deferred financing costs and are being amortized to interest expense over the life of the Agreement.

The Agreement also contains various financial covenants, including tangible net worth, fixed charge ratio, and minimum cash balances requirements, among other restrictions. The Company was in compliance with all restrictive covenants at December 31, 2003.

(7)                     Contingencies

The Company’s reimbursable costs are subject to audit in the ordinary course of business by various U.S. government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

(8)                     Employee Benefit Plans

In accordance with the Contract, the Company participates in several multiemployer benefit plans covering substantially all employees who meet length of service requirements. These plans include a defined benefit pension plan and two defined contribution plans, the latter of which provide for Company matching contributions. The Company contribution amounts for the defined contribution plans were approximately $1,227,000 and $1,916,000 for 2003 and 2002, respectively. No amounts were contributed to the defined pension benefit plan during 2003 or 2002 because current levels of funding did not require contributions to be made.

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

Report of Independent Accountants on

Financial Statement Schedule

To Board of Directors and

     Shareholders of Kaiser Group Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 24, 2004 appearing in the 2003 Annual Report to Shareholders of Kaiser Group Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

March 24, 2004

S-1

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

(in thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions	Balance at the End of Period

Year Ended December 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$548	$—	$—		$—	$548

Discontinued operations	17,253	3,000	3,342	(1)	—	$23,595

	$17,801	$3,000	$3,342		$—	$24,143

Year Ended December 31, 2002
Deducted from asset account:
Allowance for doubtful accounts	$—	$—	$548	(1)	$—	$548

Discontinued operations	20,105	—	—		(2,852)	$17,253

	$20,105	$—	$548		$(2,852)	$17,801

Year Ended December 31, 2001
Deducted from asset account:
Allowance for doubtful accounts	$1,419	$—	$(181)		$(1,238)	$—

Discontinued operations	3,081	16,409	615	(1)	—	20,105

	$4,500	$16,409	$434		$(1,238)	$20,105

(1)  Reflects reclassified additions to reserves.

S-2