Form 10-Q
period 2004-03-31
KAISER GROUP HOLDINGS INC
filed 2004-05-24
CIK 856200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Applicable only to issuer’s involved in bankruptcy proceedings during the preceding five years:

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 20, 2004, there were 1,598,270 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$9,725	$11,151
Restricted cash and cash equivalents	4,356	7,049
Prepaid expenses and other current assets	990	971
Net assets of discontinued operations	3,000	3,000
Total Current Assets	18,071	22,171

Other Assets
Investments in and advances to affiliates	46,678	45,788
Notes receivable	5,894	5,894
Other long-term assets	148	227
	52,720	51,909
Total Assets	$70,791	$74,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$201	$304
Post retirement benefit plan obligation	6,841	6,913
Other accrued expenses	5,531	4,432
Interest payable on preferred stock	342	409
Deferred tax liability	6,243	6,495
Income taxes payable	1,134	275
Total Current Liabilities	20,292	18,828

Long Term Liabilities
Mandatorily redeemable preferred stock	29,899	35,175
Commitments and Contingencies

Common stock, par value $.01 per share:
Authorized—3,000,000 shares Issued and outstanding—1,594,270 shares at March 31, 2004 and December 31, 2003, respectively	16	16
Capital in excess of par	7,975	7,975
Retained earnings	12,570	12,049
Accumulated other comprehensive income (loss)	39	37
Total Shareholders’ Equity	20,600	20,077
Total Liabilities and Shareholders’ Equity	$70,791	$74,080

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	For the Three Months ended March 31,
	2004	2003
	(Unaudited)

Gross Revenue	—	—
Subcontract and direct material costs	—	—
Service Revenue	—	—
Operating Expenses
Administrative expenses	$1,245	$1,446
Reserve for Settlement of Class 4 Claims	1,400	—
Operating Income (Loss)	(2,645)	(1,446)
Other Income (Expense)
Equity income in earnings of affiliate, net of amortization of $881 for the quarters ended March 31, 2004 and 2003	4,284	4,365
Interest income	175	243
Interest expense for preferred dividends	(570)	—
Other income	25	—
Income From Continuing Operations
Before income tax	1,269	3,162
Income tax (expense)	(748)	(1,243)
Income From Continuing Operations	521	1,919
Income (Loss) from discontinued operations, net of tax	—	—
Net Income (Loss)	521	1,919
Preferred stock dividends	—	(812)

Income (Loss) Applicable to Common Shareholders	$521	$1,107

Basic and Diluted Earnings (Loss) Per Common Share:
Continuing operations, net of tax	$0.33	$0.69
Discontinued operations, net of tax	—	—
Net Earnings (Loss) Per Share	$0.33	$8.91

Weighted average shares for basic and diluted earnings (loss) per common share	1,594	1,590

Comprehensive Income
Net Income	$521	$1,919
Other Comprehensive Income (Loss):
Change in cumulative foreign translation adjustment	2	67

Total Comprehensive Income	$523	$1,986

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months ended March 31,
	2004	2003
	(Unaudited)
Operating Activities:
Net income	$521	$1,919
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes related to continuing operating activities	(252)	1,136
Gain on sale of stock	—	—
Equity in earnings of affiliate	(4,284)	(4,365)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19)	946
Accounts payable and accrued expenses	924	(1,058)
Income taxes payable	859	(25)
Other operating activities	60	95
Net Cash Used in Operating Activities	(2,191)	(1,352)
Investing Activities:
Distributions from affiliate	3,395	3,000
Net Cash Provided by Investing Activities	3,395	3,000
Financing Activities:
Transfer from restricted cash for the redemption of preferred stock	2,646	8,913
Payment of preferred stock dividends	—	(986)
Redemption of preferred stock	(5,276)	(14,146)
Net Cash Used in Financing Activities	(2,630)	(6,219)
Increase (Decrease) in Cash and Cash Equivalents	(1,426)	(4,571)
Cash and Cash Equivalents at Beginning of Period	11,151	17,413
Cash and Cash Equivalents at End of Period	$9,725	$12,842

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying consolidated financial statements of Kaiser Group Holdings, Inc. and subsidiaries (the Company), except for the December 31, 2003 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the March 31, 2004 financial statements.

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

Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy’s (DOE) Rocky Flats site near Denver, Colorado, for the performance of a contract for the closure of the site (the Closure Contract). (See Note 4 for summarized financial information.)

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

The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), requires that, under certain circumstances resulting from a bankruptcy, a new entity is created for financial reporting purposes upon the emergence of that entity from bankruptcy.  Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of shareholders’ equity, and any accumulated deficit of the predecessor entity is offset against available paid-in-capital to result in an emerging retained earnings of zero.  Additionally, assets and liabilities are recorded at their fair values.

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

•                  The third class of claims recognized in the Old Kaiser bankruptcy are equity claims, consisting of holders of Old Kaiser common stock (Old Common) and other “Equity Interests” as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of New Common equal to 17.65% of the number of shares of such common stock issued to holders of allowed Class 4 Claims. In the initial distribution, one share of New Common was issued for each 96 shares of previously outstanding Old Common. Additional distributions of New Common may be made in the future as additional shares of New Common are issued to holders of newly allowed Class 4 claims, if any. Apart from holders of Old Common, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Old Kaiser in 1998. The Bankruptcy Court confirmed the equity nature of those claims.  See Note 6 below for information concerning a recent Bankruptcy Court ruling with respect to these claims.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $123.0 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.2 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of May 10, 2004, the amount of unresolved claims was approximately $7.5 million. The Company expects to resolve the remaining claims by the third quarter of 2004.  The Company currently believes that the total amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $142.5 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.

From time to time in the future, as remaining unresolved claims are resolved, excess cash from the “reserve” fund (including cash added to “reserve” fund in payment of pro forma dividends, classified as interest expense subsequent to July 1, 2003, on retained shares of New Preferred) must be used to redeem outstanding shares of New Preferred.  In February 2004, the Company redeemed 95,932 shares of New Preferred by using $2.6 million of restricted cash and $2.7 million of unrestricted cash.  In January 2003, the Company redeemed 257,200 shares of outstanding New Preferred by using $8.9 million and $5.2 million of restricted and unrestricted cash, respectively.  In October 2003, the Company redeemed 113,530 shares of outstanding New Preferred by using $1.6 million and $4.6 million of restricted and unrestricted cash, respectively

3.             Earnings Per Share

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

In 2004, the effect of preferred dividends of $0.6 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three months ended March 31, 2004.  In 2003, the effect of preferred dividends of $0.8 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three months ended March 31, 2003.  As discussed in Note 5, the Company adopted FAS 150 effective July 1, 2003.  Therefore, $0.6 million of first quarter preferred stock dividends has been shown as interest expense.

4.             Summarized Financial Information of Unconsolidated Affiliate

The Company owns 50% of Kaiser-Hill Company, LLC.  Summarized, unaudited financial information of Kaiser-Hill is as follows for the three months ended March 31 (in thousands):

	2004	2003

Current assets	$112,229	$116,703
Non-current assets	121,410	85,659
Current liabilities	109,831	111,692
Non-current liabilities	55,647	28,644

Gross revenue	137,830	175,855
Net income	10,329	10,492

5.             Mandatorily Redeemable Preferred Stock

Kaiser Holdings’ certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The Company had New Preferred outstanding with a liquidation preference of $29.9 million and $35.2 million, respectively, at March 31, 2004 and December 31, 2003, net of $5.6 million of treasury stock at both March 31, 2004 and December 31, 2004.  The New Preferred is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share. The New Preferred ranks ahead of Kaiser Holdings’ New Common.

The Company adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective July 1, 2003.  Due to the mandatorily redeemable feature of the New Preferred, described in greater detail below, the New Preferred has been reclassified from mezzanine equity to a long term liability on the consolidated balance sheet, and the preferred stock dividends have been reclassified to interest expense on the consolidated statement of operations effective July 1, 2003.  There was no transition adjustment recognized upon adoption of FAS 150.  There were 543,610 and 639,542 shares of New Preferred outstanding at March 31, 2004 and December 31, 2003, respectively, net of 101,471 treasury shares.  The New Preferred is shown at liquidation value of $55 per share.

Pursuant to approval by the Company’s Board of Directors, the Company purchased a total of 101,471 shares, net of redemptions, of outstanding New Preferred at prices ranging from $25.62 to $50.55 per share.  The treasury shares have been recorded at liquidation preference, $55 per share, as a reduction to preferred stock and the remaining difference between cost and the liquidation preference was recorded as an increase to paid-in capital.

The certificate of incorporation of Kaiser Holdings and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred without the consent of holders of at least two-thirds of the New Preferred.

Cumulative dividends, classified as interest expense subsequent to July 1, 2003, on the New Preferred are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of Kaiser Holdings on account of that affiliate’s ownership of shares of preferred stock. If Kaiser Holdings fails to pay a quarterly dividend when due, holders of New Preferred will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full.   The dividend due to holders of record on April 30, 2004, totaling approximately $0.5 million, was paid on May 7, 2004.  At March 31, 2004, in addition to the $0.7 million of cash reserves for unresolved claims, the Company had $0.7 million in cash reserved for the payment of accrued dividends on any future issuances of New Preferred issued as a result of remaining bankruptcy claims resolutions (any New Preferred issued as a result of claims resolutions also carries the right to dividends retroactively from April 17, 2001).

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

The Company received distributions from Kaiser-Hill during the third quarter of 2003 and the fourth quarter of 2002 in amounts that triggered the put rights – effectively requiring the Company to redeem certain New Preferred.  In addition, the Company had certain restricted cash balances available, which pursuant to the terms of its Plan of Reorganization are required to be used to redeem outstanding New Preferred.  Rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights after a trigger, the Company observed the requirements in the Plan of Reorganization to use certain restricted cash balances, and in the terms of the New Preferred, to use certain available cash, for preferred redemptions.  In January and October 2003 and February 2004, the Company redeemed $14.1 million, $6.2 million and $5.3 million, respectively, liquidation preference of New Preferred, or 257,200, 113,530 and 95,932 shares, respectively.  The Company believes this was a more cost-efficient manner of satisfying the obligations associated with the KGP put rights and plans to continue to use this redemption process to satisfy such obligations in the future.

6.             Other Contingencies

Kaiser Holdings has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising Kaiser Holdings.  Additionally, the Company believes contingent liabilities may exist in the following areas:

Nova Hut

Although Old Kaiser sold its Metals, Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut.  After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments.  Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights.  Until recently, the primary legal venue has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue.  Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution.  Kaiser Holdings has filed a notice of appeal with the Third Circuit regarding this decision in favor of the IFC.  With regards to the Nova Hut appeal, the District Court has ruled that U.S. Bankruptcy proceedings should be stayed pending completion of international arbitration proceedings.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in excess of $40.0 million with the International Chamber of Commerce (“ICC”).  The arbitration panel is currently being constituted, and the first hearing should take place during the second or third quarter of 2004 with the earliest possible final award ruling being issued sometime in 2005.  Nova Hut has submitted a $49.7 million counterclaim against Kaiser Netherlands in these same ICC proceedings.

In December 2003, the ICC, under the dispute resolution provisions of the Nova Hut mini-mill subcontract  between Kaiser Netherlands and the mini-mill’s main equipment supplier, Tippins, Inc., issued a final award that was on balance favorable to Kaiser Netherlands.  As a result of the ruling, Kaiser Netherlands was relieved of the obligation to pay additional retention to Tippins and Kaiser Netherlands was awarded a net cash settlement of $2.6 million.  The Company has not recorded this award due to the uncertainties regarding collectibility.  However, the Company intends to vigorously pursue collection of this award.

The continued litigation of these disputes has had and will continue to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Holdings.

The components of the “Net Assets of Discontinued Operations” consist entirely of the carrying value of the net assets of the Nova Hut project.  Based on the Company’s continued concern over Nova Hut’s financial difficulties and the lack of a settlement resulting from an earlier bankruptcy court-sponsored mediation in the fourth quarter of 2003, the Company further reduced the carrying value of the remaining Nova Hut project assets from $6.0 million to $3.0 million by recording an additional reserve of $3.0 million, net of a $1.1 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  This reserve is in addition to a reserve recorded in 2001, which reduced the carrying value of the Nova Hut project assets from $21.6 million to $6.0 million by recording a reserve of approximately $9.8 million, net of a $5.8 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  These adjustments to the project asset carrying value have been determined based on the Company’s estimate of Nova Hut’s current ability to pay such liability.

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

Common Stock

On January 20, 2004, the United States Bankruptcy Court for the District of Delaware ruled on a claim in favor of former shareholders of ICT Spectrum Constructors, Inc.  The Bankruptcy Court has refused to reconsider its decision and the Company has appealed. Should the Company be unsuccessful in its efforts to achieve reversal of the Bankruptcy Court’s ruling, the Company could be required to issue to former ICT Spectrum shareholders an additional 247,350 common shares, which would then comprise approximately 13.4% of the aggregate common shares outstanding. The Company believes that issuing such a substantial number of additional common shares could be expected to have a materially dilutive effect on the value of common shares presently outstanding.

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

Under the Plan, Kaiser Group International, Inc. sold some of its businesses and made payments of cash and stock to various classes of creditors described in Note 2 to the Consolidated Financial Statements.  We now have only a limited number of activities, assets and liabilities, primarily consisting of the following:

•                  We own Kaiser-Hill Company, LLC equally with CH2M Hill Companies Ltd.  Kaiser-Hill is our major source of income.  Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy’s Rocky Flats site.  Kaiser-Hill has performed for the Department of Energy at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site.  The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of our long-term financial performance following the completion of the reorganization process.  See “Kaiser-Hill” below for additional information on Kaiser-Hill.

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

•                  We have a wholly-owned captive insurance company that is not at this time issuing new policies and is solely involved in resolving remaining claims made against previously issued policies.  However, we have begun the necessary regulatory and legal process to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.

•                  We have an ongoing obligation to fund a capped post-employment medical benefit plan for a fixed group of retirees.

•                  We formed a new subsidiary in April 2004 to attempt to take advantage of the successful history of Kaiser in the government services market.

Kaiser-Hill

Our major remaining asset and source of income is our 50% ownership interest in Kaiser-Hill Company, LLC.  Kaiser-Hill was formed solely for the performance of the current and former Rocky Flats contracts.  CH2M Hill designates three of the five members of Kaiser-Hill’s Board of Managers and we designate two members.

Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy’s Rocky Flats site near Denver, Colorado (Closure Contract). Kaiser-Hill has performed since 1995 at this site, a former Department of Energy nuclear weapons production facility.  Kaiser-Hill is working to stabilize and safely store radioactive materials at the site and other locations, clean up areas contaminated with hazardous and radioactive waste, and restore much of the 6,000 acre site to the public.  The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of our long-term financial performance.

RESULTS OF RETAINED OPERATIONS

Equity Income In Earnings of Affiliate

Our major remaining source of income is a 50% ownership in Kaiser-Hill.  The financial information contained herein for Kaiser-Hill is reflected on the equity basis.

Closure Contract Provisions for Revenue and Performance Award

The economic terms of the Closure Contract provide that Kaiser-Hill will earn revenue equal to the actual cost of physical completion plus a performance fee based on a combination of factors involving the actual cost of completing the site closure project and the actual date of physical completion, both as compared to contracted targets.  On March 24, 2004 Kaiser-Hill received a contract modification that motivates safe continuing positive performance by increasing the maximum fee ceiling that may be earned under the Closure Contract.  The same contract modification reduces the minimum fee floor and includes other provisions related to work scope changes.  The potential fee to be earned pursuant to the Closure Contract as recently modified ranges from $75.0 million to $560.0 million based on Kaiser-Hill’s costs to complete the site closure being within the range of completion costs of $3.1 billion and $4.9 billion, and completion at various dates between 2005 and 2007.  For project costs saved below the target level, Kaiser-Hill retains a varying percentage share ranging from 20% to 30% as additional incentive fee.  Similarly, for project costs incurred above a target level, Kaiser-Hill’s incentive fee is reduced by the 30% share.

Kaiser-Hill’s favorable performance on the contract since its inception in February of 2000 has resulted in a trend of cautious but continuously improving estimates of completion dates, cost estimates and potential fee earning opportunities.   As of March 31, 2004, Kaiser-Hill’s cost estimate to complete the project is $3.7 billion, with an estimated completion date of December 2006, resulting in a potential fee of $424 million.    Kaiser-Hill has goals of further improving its ultimate project performance; however, goals are not free of risk, and the ability to accurately predict the ultimate results are highly uncertain.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements” below.

For the three months ended March 31, 2004, the Company recorded its 50% equity in Kaiser-Hill’s income, recognizing $4.3 million, a nominal decrease of $0.1 million over the amount recorded for the three months ended March 31, 2003 indicative of Kaiser-Hill’s consistency in estimated costs and dates of completion of the Closure Contract during both quarters.

Closure Contract Billing Provisions

Since the inception of the Closure Contract in February 2000 through March 31, 2004, Kaiser-Hill has invoiced DOE for the performance fee based on the contract provisions, and has collected an aggregate of $127.0 million in fees from the DOE.

Fee payments made by DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by the DOE pursuant to the Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  Since inception of the Closure Contract through March 31, 2004, Kaiser-Hill has distributed $50.0 million to each of its two owners.  Adjusted for the effects of the 50% retainage holdback, Kaiser-Hill expects that its performance fee invoices to DOE will yield distributions of $3.5 million per quarter to each of its two owners in 2004.  Similar to 2002 and 2003, Kaiser-Hill is anticipating that DOE will approve a non-recurring fee payment during the fourth quarter of 2004 acknowledging Kaiser-Hill’s continued favorable progression on the project.  Historically, the fourth quarter fee payment has ranged from an additional $10.0 million to $16.0 million above the typically recurring quarterly fee payment.  However, there are no assurances as to the amount or timing of any additional fourth quarter fee payment.

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

In both of the three-month periods ended March 31, 2004 and 2003, the equity income in earnings of affiliate is net of $0.9 million of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.  We increased the carrying value of this investment by $21.1 million as part of our adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2004 were $1.2 million, a decrease of $0.2 million compared to the three months ended March 31, 2003.  The decrease in administrative expense is due primarily to reductions in legal and professional fees.  These decreases result from our progress in winding down the discontinued operations of Kaiser Group International.  We anticipate further declines in general and administrative spending as remaining litigation and bankruptcy claims are resolved.  Our cost to provide certain post-employment medical benefits to a capped group of retirees is also treated as an administrative expense.  In the three-month periods ended March 31, 2004 and 2003, the expense related to this plan was $0.3 million and $0.2 million, respectively.

Reserve for Settlement of Class 4 Claims

In the first quarter of 2004, we recorded $1.4 million liability for the remaining unresolved Class 4 claims.

Interest Income

In both the three months ended March 31, 2004 and 2003, interest income was $0.2 million.  For both the three months ended, March 31, 2004 and 2003, we recorded $0.1 million in interest income related to the ICF Consulting note.  The remaining amount of interest income resulted from interest earning bank balances.

Interest Expense

As a result of the adoption of FAS 150 effective July 1, 2003 and the classification of the Series 1 Redeemable Cumulative Preferred Stock (New Preferred) as a liability, preferred stock dividends of $0.6 million have been shown as interest expense.  As required by FAS 150, prior dividends have not been reclassified.

Income Tax Expense

We recorded an income tax expense of $0.7 million on operating income from continuing operations of $1.3 million during the three months ended March 31, 2004.  Our effective income tax rate of 59% is reflective of the non-deductibility of certain expenditures for federal income tax purposes and the inclusion of $0.6 million of non-deductible preferred dividends on the New Preferred included in operating income due to the adoption of FAS 150 effective July 1, 2003.  For the three months ended March 31, 2003, we recorded an income tax expense of $1.2 million on operating income from continuing operations of $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $2.2 million and $1.4 million of cash during the three months ended March 31, 2004 and March 31, 2003, respectively, primarily for the extinguishment of obligations arising out of our bankruptcy, including severances, professional fees, retiree benefits and various other wind-down expenditures.  The increase in the use of operating cash for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 is due to the effect of preferred dividends of $0.6 million being included in continuing operations in 2004.

Investing Activities

We received $3.4 million in distributions from Kaiser-Hill during the period ended March 31, 2004 compared to $3.0 million in the period ended March 31, 2003.  The increase of Kaiser-Hill cash distributions is a result of the continued favorable progress in its performance.

Financing Activities

During the three months ended March 31, 2004, we redeemed $5.3 million liquidation preference of our preferred stock.    Pursuant to the terms of the Plan of Reorganization, the Company used $2.6 million in excess restricted cash in addition to $2.7 million of unrestricted cash to fund this redemption.

During the three months ended March 31, 2003, we redeemed $15.5 million liquidation preference of our preferred stock, net of $1.4 million liquidation preference of shares held as treasury stock.  Pursuant to the terms of the Plan of Reorganization, the Company used $8.9 million in excess restricted cash in addition to $5.2 million of unrestricted cash to facilitate this redemption.

During the three months ended March 31, 2003, we paid $1.0 million, in dividends on our preferred stock.  Due to the adoption of FAS 150 effective July 1, 2003, $0.6 million of preferred stock dividends have been shown as interest expense and are no longer reflected as preferred stock dividends on the statement of cash flows.

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

We have obligations to pay dividends on outstanding preferred stock at March 31, 2004.  Accordingly, we are required to present the following table assuming that no preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, we are not representing intentions with regard to the timing of preferred stock redemptions).  The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:

	Total	Less Than One Year	One to Three Years	After Three Years
Preferred Stock dividends	$7,849	$2,093	$4,186	$1,570

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

The fee income we anticipate receiving in the future from Kaiser-Hill is dependent upon the ability of Kaiser-Hill to close the Rocky Flats site at a predetermined targeted cost of between $3.1 billion and $4.9 billion and closing date ranging from December 31, 2005 to not later than March 31, 2007, both of which are subject to operational risks and uncertainties.

Our long-term outlook is largely dependent on the performance of Kaiser-Hill under its contract with the Department of Energy.  Kaiser-Hill serves as the general contractor at the Rocky Flats site near Denver, Colorado, a former nuclear weapons production facility.  Kaiser-Hill’s contract with the Department of Energy includes a performance fee based upon a combination of the actual costs incurred to complete the site closure and the actual date of completion of the closure.  Although unanticipated, if Kaiser-Hill fails to complete the closure within the target cost for the project, Kaiser-Hill’s fee will be reduced to a level significantly less than the fee estimate currently being used to recognize income on the project.

Kaiser-Hill has historically incurred expenses that are not reimbursable by the Department of Energy pursuant to federal regulations.  Accordingly such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, will be deducted from the total fee prior to any distributions to its two owners. For reasons similar to those described in the following paragraph, it is difficult to estimate either the amount of net fee to be distributed to the owners of Kaiser-Hill and or the effect, if any, that such unreimbursable costs would have on our future cash flows.  A decrease in our cash flows could result in a decrease in the value of our common and preferred stock.

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

We do not have a business plan beyond Kaiser-Hill and we may undertake new activities with start-up risks.

Our long-term future profitability will be dependent, to a significant extent, on our ability to develop a business plan for ongoing operations. Unless and until we develop such a business plan, we are unable to determine either the amount of risk that future operations will involve or whether we have the ability to realize long-term profitability. In considering whether we should attempt to develop a new revenue base, our Board of Directors authorized the establishment of a new subsidiary to attempt to take advantage of our successful history of performance in the government services market and the commencement of the process to enable our wholly-owned captive insurance company to offer derivative captive insurance services.  Our efforts to develop a revenue base separate from Kaiser-Hill may involve start-up activities with risks peculiar to activities of this type, which may adversely impact our cash flow and operating results. A decrease in our cash flows and operating results could result in a decrease in the value of our common and preferred stock.

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

On January 20, 2004, the United States Bankruptcy Court for the District of Delaware ruled on a claim in favor of former shareholders of ICT Spectrum Constructors, Inc.  The Bankruptcy Court has refused to reconsider its decision and we have appealed.  Should we be unsuccessful in our efforts to achieve reversal of the Bankruptcy Court’s ruling, we could be required to issue to former ICT Spectrum shareholders an additional 247,350 common shares, which would then comprise approximately 13.4% of the aggregate common shares outstanding.  We believe that issuing such a substantial number of additional common shares could be expected to have a materially dilutive effect on the value of common shares presently outstanding.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.  There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  None

(b)  None

(c)  None

(d)  Not applicable

(e)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)  None

(b)  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the May 5, 2004 Annual Meeting of Shareholders, the only matter up for a vote was the election of directors.

1.             Election for Directors

The following individuals were elected to a one-year term expiring at the 2005 Annual Meeting of Shareholders, and the total number of votes cast for and withheld for each were as follows:

	For	Withheld	Total
Jon B. Bennett	1,588,566	9,092	1,597,658
John T. Grigsby, Jr.	1,523,440	74,218	1,597,658
James J. Maiwurm	1,522,933	74,725	1,597,658
Frank E. Williams, Jr.	1,588,551	9,107	1,597,658

(*) “Votes Withheld” means that the shareholder marked the box on his/her proxy card labeled “withheld.”  This is equivalent to a “No” for all four nominees.  This vote total includes situations in which the shareholder wrote in the name of the director or directors he/she did not want to vote for.

ITEM 5.  OTHER INFORMATION

(a)  None

(b)  None

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

10(a)  Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996)  (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

1.  Amendment No. 1 with the effective date of January 1, 1998  (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

2.  Amendment No. 2 with the effective date of January 1, 1996  (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

3.  Amendment No. 3 dated April 19, 1999.  (Incorporated by reference to Exhibit No. 10(b)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

4.  Amendment No. 4 dated June 25, 1999. (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(b) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(c) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

7.  Amendment No. 7 dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

8.  Amendment No. 8 dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

9.  Amendment No. 9 dated June 19, 2003 (Incorporated by reference to Exhibit 10(c)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

10.  Amendment No. 10 dated March 17, 2004

10(d) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(e)       ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

 7.  Amendment dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 30, 2001)

8.  Amendment No. 8 dated December 10, 2002 (Incorporated by reference to Exhibit 10(e)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

9.  Amendment No. 9 dated June 19, 2003 (Incorporated by reference to Exhibit 10(e)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

10.  Amendment No. 10 dated March 17, 2004

10(f)  Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10(g) Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

1. Modification M116 to Contract #DE-AC34-00RF01904, effective March 24, 2004 (Incorporated by reference to Exhibit 10(g)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 30, 2004)

10(h)  Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(r) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

Exhibit No. 10—Material Contracts (management contracts, compensatory plans, or arrangements)

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

14(a)  Kaiser Group Holdings, Inc. Corporate Code of Conduct (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on January 13, 2004)

Exhibit No. 21 — Consolidated Subsidiaries of the Registrant as of May 1, 2004

Exhibit No. 31.1 — Certification of the Principal Executive Officer

Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

Exhibit No. 31.2 — Certification of the Principal Financial Officer

Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

Exhibit No. 32.1 — Certification of the Principal Executive Officer

Pursuant to 18 U.S.C. Section 1350

Exhibit No. 32.2 — Certification of the Principal Financial Officer

Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

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

On March 26, 2004, the Company filed a Current Report on Form 8-K.  Pursuant to Item 5 of its Report, the Company announced that on March 24, 2004 Modification Number M116 to Contract # DE-AC34-00RF01904 between Kaiser-Hill Company, LLC, owned 50% by the Registrant, and the U.S. Department of Energy was executed and effective.

On April 19, 2004, the Company filed a Current Report on Form 8-K.  Pursuant to Item 5 of its Report, the Company announced the departure of Marijo L. Ahlgrimm as Executive Vice President and Chief Financial Officer and the appointment of Marian P. Hamlett as Executive Vice President and Chief Financial Officer and the appointment of Jeffrey Lehman as Vice President and Assistant Treasurer effective April 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.
(Registrant)

Date: May 24, 2004

/s/ Marian P. Hamlett
Marian P. Hamlett
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)