Form 10-Q
period 2004-06-30
KAISER GROUP HOLDINGS INC
filed 2004-08-13
CIK 856200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 6, 2004, there were 1,598,270 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$8,800	$11,151
Restricted cash and cash equivalents	4,328	7,049
Prepaid expenses and other current assets	883	971
Net assets of discontinued operations	3,000	3,000
Total Current Assets	17,011	22,171

Other Assets
Investments in and advances to affiliates	47,500	45,788
Notes receivable	5,894	5,894
Other long-term assets	179	227
	53,573	51,909
Total Assets	$70,584	$74,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$100	$304
Post retirement benefit plan obligation	6,768	6,913
Other accrued expenses	5,031	4,432
Interest payable on preferred stock	348	409
Deferred tax liability	4,579	6,495
Income taxes payable	2,018	275
Total Current Liabilities	18,844	18,828

Long Term Liabilities
Mandatorily redeemable preferred stock	29,899	35,175

Commitments and Contingencies

Common stock, par value $.01 per share:
Authorized—3,000,000 shares Issued and outstanding–1,598,270 and 1,594,270 shares at June 30, 2004 and December 31, 2003, respectively	16	16
Capital in excess of par	8,063	7,975
Retained earnings	13,724	12,049
Accumulated other comprehensive income	38	37
Total Shareholders’ Equity	21,841	20,077
Total Liabilities and Shareholders’ Equity	$70,584	$74,080

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Gross Revenue.	$—	$—	$—	$—
Subcontract and direct material costs	—	—	—	—
Service Revenue	—	—	—	—
Operating Expenses
Administrative expenses	1,816	1,447	3,061	2,893
Reserve for Settlement of Remaining Class 4 Claims	—	—	1,400	—
Operating Loss	(1,816)	(1,447)	(4,461)	(2,893)
Other Income
Equity income in earnings of affiliate, net of amortization of $881 for each of the three months ended June 30, 2004 and 2003 and $1,762 for each of the six months ended June 30, 2004 and 2003	4,322	4,267	8,606	8,632
Interest income	160	207	335	450
Interest expense for preferred dividends	(517)	—	(1,087)	—
Other income	—	—	25	—

Income from Continuing Operations Before Income Tax	2,149	3,027	3,418	6,189
Income tax expenses	(995)	(1,161)	(1,743)	(2,404)

Income From Continuing Operations	1,154	1,866	1,675	3,785
Loss from discontinued operations, net of tax	—	—	—	—

Net Income	1,154	1,866	1,675	3,785
Preferred stock dividends	—	(702)	—	(1,532)

Income (Loss) Applicable to Common Shareholders	$1,154	$1,164	$1,675	$2,253

Basic and Diluted Loss Per Common Share:
Continuing operations, net of tax	$0.72	$0.73	$1.05	$1.41
Discontinued operations, net of tax	—	—	—	—

Net Income (Loss) Per Share	$0.72	$0.73	$1.05	$1.41

Weighted average shares for basic and diluted earnings per common share	1,597	1,595	1,596	1,594

Comprehensive Income
Net Income	$1,154	$1,866	$1,675	$3,785
Other Comprehensive Income (Loss):
Realization of gain on securities, net of tax	—	—	—	—
Change in cumulative foreign translation adjustments	(1)	(1)	1	68

Total Comprehensive Income	$1,153	$1,865	$1,676	$3,853

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months ended June 30,
	2004	2003
	(Unaudited)
Operating Activities:
Net income	$1,675	$3,785
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes related to continuing operating activities	(1,916)	2,171
Equity in earnings of affiliate	(8,606)	(8,632)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	136	1,174
Accounts payable and accrued expenses	430	(1,499)
Income taxes payable	1,743	72
Other operating activities	103	24
Net Cash Used in Operating Activities	(6,435)	(2,905)
Investing Activities:
Distributions from affiliate	6,894	6,000
Net Cash Provided by Investing Activities	6,894	6,000
Financing Activities:
Transfer from restricted cash for the redemption of preferred stock	2,646	8,913
Payment of preferred stock dividends	—	(1,701)
Redemption of preferred stock	(5,276)	(14,146)
Purchase of preferred treasury stock	—	(119)
Net Cash Used in Financing Activities	(2,630)	(7,053)
Increase (decrease) in Cash and Cash Equivalents	(2,171)	(3,958)
Cash and Cash Equivalents at Beginning of Period	10,971	17,413
Cash and Cash Equivalents at End of Period	$8,800	$13,455

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

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the June 30, 2004 financial statements.

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

•                  a new subsidiary, Kaiser Analytical Management Services, Inc. (“KAMS”), which will attempt to take advantage of the successful history of Kaiser in the government services market.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $123.5 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.6 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of August 6, 2004, the amount of unresolved claims was approximately $7.0 million. The Company expects to resolve the remaining claims by the fourth quarter of 2004.  The Company currently believes that the total amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed

$142.0 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  The Company established a reserve for the remaining unresolved claims in the amount of $1.4 million during the first quarter of 2004.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.

From time to time in the future, as remaining unresolved claims are resolved, excess cash from the “reserve” fund (including cash added to “reserve” fund in payment of pro forma dividends, classified as interest expense subsequent to July 1, 2003, on retained shares of New Preferred) must be used to redeem outstanding shares of New Preferred.  See Note 5 for a schedule of past redemptions of New Preferred and the amount of restricted cash used to facilitate the redemption.

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

In 2004, the effect of preferred dividends of $0.5 million and $1.1 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2004.  In 2003, the effect of preferred dividends of $0.7 million and $1.5 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2003.  As discussed in Note 5, the Company adopted FAS 150 effective July 1, 2003.  Therefore, all of the 2004 preferred stock dividends have been shown as interest expense.

4.                                       Summarized Financial Information of Unconsolidated Affiliate

Kaiser Group owns 50% of Kaiser-Hill Company LLC.  Summarized, unaudited financial information of Kaiser-Hill is as follows for the three and six months ended June 30 (in thousands):

	2004	2003

Current assets	108,512	111,368
Non-current assets	128,213	99,538
Current liabilities	109,511	115,941
Non-current liabilities	55,647	28,644

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Gross revenue	$161,408	$175,918	$299,238	$351,773
Net income	10,407	10,295	20,736	20,787

5.                                       Mandatorily Redeemable Preferred Stock

Kaiser Holdings’ certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The Company had New Preferred outstanding with a liquidation preference of $29.9 million and $35.2 million, respectively, at June 30, 2004 and December 31, 2003, net of $5.6 million of treasury stock at both June 30, 2004 and December 31, 2003.  The New Preferred is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share. The New Preferred ranks ahead of Kaiser Holdings’ New Common.

The Company adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective July 1, 2003.  Due to the mandatorily redeemable feature of the New Preferred, described in greater detail below, the New Preferred has been reclassified from mezzanine equity to a long term liability on the consolidated balance sheet, and the preferred stock dividends have been reclassified to interest expense on the consolidated statement of operations effective July 1, 2003.  There was no transition adjustment recognized upon adoption of FAS 150.  There were 543,610 and 639,542 shares of New Preferred outstanding at June 30, 2004 and December 31, 2003, respectively, net of 101,471 treasury shares.  The New Preferred is shown at liquidation value of $55 per share.

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

Cumulative dividends, classified as interest expense subsequent to July 1, 2003, on the New Preferred are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of Kaiser Holdings on account of that affiliate’s ownership of shares of preferred stock. If Kaiser Holdings fails to pay a quarterly dividend when due, holders of New Preferred will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full.   The dividend due to holders of record on July 31, 2004, totaling approximately $0.5 million, was paid on August 6, 2004.  At June 30, 2004, in addition to the $0.7 million of cash reserves for unresolved claims, the Company had $0.7 million in cash reserved for the payment of accrued dividends on any future issuances of New Preferred issued as a result of remaining bankruptcy claims resolutions (any New Preferred issued as a result of claims resolutions also carries the right to dividends retroactively from April 17, 2001).

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

The Company has received distributions from Kaiser-Hill that triggered the put rights – effectively requiring the Company to redeem certain New Preferred.  In addition, the Company had certain restricted cash balances available, which pursuant to the terms of its Plan of Reorganization are required to be used to redeem outstanding New Preferred.  Rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights after a trigger, the Company observed the requirements in the Plan of Reorganization to use certain restricted cash balances, and in the terms of the New Preferred, to use certain available cash, for preferred redemptions.  The Company believes this was a more cost-efficient manner of satisfying the obligations associated with the KGP put rights and plans to continue to use this redemption process to satisfy such obligations in the future.

As of August 6, 2004, the Company has redeemed the following shares of New Preferred (in thousands except per share amounts):

Date of Redemption	Use of Unrestricted Cash	Use of Restricted Cash	Total Amount of Redemption	Number of Shares Redeemed

July 2004	$2,990	$—	$2,990	54,361
February 2004	2,646	2,630	5,276	95,932
October 2003	4,650	1,594	6,244	113,530
January 2003	5,233	8,913	14,146	257,200

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

Nova Hut

Although Old Kaiser sold its Metals, Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut.  After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments.  Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights.  Until recently, the primary legal venue has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue.  Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution.  Kaiser Holdings has filed a notice of appeal with the Third Circuit regarding this decision in favor of the IFC.  The disposition of Kaiser Holdings’ appeal to the Third Circuit Court is still pending.  With regards to the Nova Hut appeal, the District Court has ruled that U.S. Bankruptcy proceedings should be stayed pending completion of international arbitration proceedings.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in the amount of $51.1 million with the International Chamber of Commerce (“ICC”).  The arbitration panel has been constituted, and the first hearing is scheduled to take place during the third quarter of 2004 with the earliest possible final award ruling being issued sometime in 2005.  Nova Hut has submitted a $49.7 million counterclaim against Kaiser Netherlands in these same ICC proceedings.

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

Under the Plan, Kaiser Group International, Inc. sold some of its businesses and made payments of cash and stock to various classes of creditors described in Note 2 to the Consolidated Financial Statements.  We now have only a limited number of activities, assets and liabilities, primarily consisting of the following:

•                  We own Kaiser-Hill Company, LLC equally with CH2M Hill Companies Ltd.  Kaiser-Hill is our major source of income.  Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy’s Rocky Flats site.  Kaiser-Hill has performed for the Department of Energy at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site.  The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, have been and continue to be the primary determinants of our long-term financial performance following the completion of the reorganization process.  See “Kaiser-Hill” below for additional information on Kaiser-Hill.

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

•                  We have a wholly-owned captive insurance company that is not at this time issuing new policies and is solely involved in resolving remaining claims made against previously issued policies.  However, we have begun the necessary regulatory and legal process to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients through a sponsored captive subsidiary.

•                  We have an ongoing obligation to fund a capped post-employment medical benefit plan for a fixed group of retirees.

•                  We formed a new subsidiary in April 2004, Kaiser Analytical Management Services, Inc. (“KAMS”), to attempt to take advantage of the successful history of Kaiser in the government services market.  At July 1, 2004, KAMS began operations.

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

RESULTS OF RETAINED OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Equity Income In Earnings of Affiliate

Our major remaining source of income is a 50% ownership in Kaiser-Hill.  The financial information contained herein for Kaiser-Hill is reflected on the equity basis.

Closure Contract Provisions for Revenue and Performance Award

The economic terms of the Closure Contract provide that Kaiser-Hill will earn revenue equal to the actual cost of physical completion plus a performance fee based on a combination of factors involving the actual cost of completing the site closure project and the actual date of physical completion, both as compared to contracted targets.  On March 24, 2004 Kaiser-Hill received a contract modification that motivates safe continuing positive performance by increasing the maximum fee ceiling that may be earned under the Closure Contract.  The same contract modification reduces the minimum fee floor and includes other provisions related to work scope changes.  The potential fee to be earned pursuant to the Closure Contract as recently modified ranges from $75.0 million to $560.0 million based on Kaiser-Hill’s cost to complete the site closure being within the range of completion cost of $3.1 billion and $4.9 billion, and completion at various dates between 2005 and 2007.  For project costs saved below the target level, Kaiser-Hill retains a varying percentage share, ranging from 20% to 30%, as additional incentive fee.  Similarly, for project costs incurred above a target level, Kaiser-Hill’s incentive fee is reduced by the 30% share.

Kaiser-Hill’s favorable performance on the Closure Contract since its inception in February of 2000 has resulted in a trend of cautious but continuously improving estimates of completion dates, cost estimates and potential fee earning opportunities.   As of June 30, 2004, Kaiser-Hill’s cost estimate to complete the project is $3.7 billion, with an estimated completion date of December 2006, resulting in a potential fee of $424 million.  Kaiser-Hill has goals of further improving its ultimate project performance; however, goals are not free of risk, and the ability to accurately predict the ultimate results are highly uncertain.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements” below.  In the event that Kaiser-Hill is able to complete physical performance of the Closure Contract within cost and time thresholds that would yield fees in excess of the $424 million currently estimated, there may be uncertainty with regard to the timeframe of the actual receipt of such fees by Kaiser-Hill.  Additionally, there may remain significant uncertainties involving the timeframe necessary to completely “close-out” the contract with the Department of Energy as contract cost and compliance audits will be required.    Kaiser-Hill will continue to periodically consider the appropriateness of financial statement reserves to address the uncertainties associated with such matters.

For the three- and six-month periods ended June 30, 2004 and 2003, the equity income in earnings of affiliate is net of $0.9 million and $1.8 million, respectively, of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.  We increased the carrying value of this investment by $21.1 million as part of our adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

Closure Contract Billing Provisions

Since the inception of the Closure Contract in February 2000 through June 30, 2004, Kaiser-Hill has invoiced DOE for the performance fee based on the contract provisions, and has collected approximately $135.0 million in fees from the DOE.

Fee payments made by DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by the DOE pursuant to the Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  Since inception of the Closure Contract through June 30, 2004, Kaiser-Hill has distributed $57.0 million to each of its two owners.  Adjusted for the effects of the 50% retainage holdback, Kaiser-Hill expects that its performance fee invoices to DOE will yield distributions of $3.5 million per quarter to each of its two owners in 2004.  Similar to 2002 and 2003, Kaiser-Hill is anticipating that DOE will approve a non-recurring fee payment during the fourth quarter of 2004 acknowledging Kaiser-Hill’s continued favorable progression on the project.  Historically, the fourth quarter fee payment has ranged from an additional $10.0 million to $16.0 million above the typically recurring quarterly fee payment.  However, there are no assurances as to the amount or timing of any additional fourth quarter fee payment.

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

Administrative Expenses

Administrative expenses for the three and six months ended June 30, 2004 were $1.8 million and $3.1 million, respectively, a increase of $0.4 million and $0.2 million, respectively, compared to the three and six months ended June 30, 2003.  The increase in administrative expense is due primarily to $0.3 million paid in May 2004 in connection with the pending Nova Hut arbitration hearing.  Our cost to provide certain post-employment medical benefits to a capped group of retirees is also treated as an administrative expense.  In the three and six month periods ended June 30, 2004, the expense related to this plan was $0.2 million and $0.5 million, respectively, compared to $0.2 million and $0.3 million for the three and six month periods ended June 30, 2003, respectively.

Reserve for Settlement of Class 4 Claims

In the first quarter of 2004, we recorded $1.4 million liability for the remaining unresolved Class 4 claims.

Interest Income

Interest income for the three and six months ended June 30, 2004 was $0.2 million and $0.3 million, respectively, which results in no change compared to the three months ended June 30, 2003 and a decrease of  $0.2 million compared with the six months ended June 30, 2002.  The decrease is primarily due to the reduction in average outstanding interest earning bank balances.

Interest Expense

As a result of the adoption of FAS 150 effective July 1, 2003 and the classification of the Series 1 Redeemable Cumulative Preferred Stock (New Preferred) as a liability, preferred stock dividends of $0.5 million and $1.1 million for the three and six months ended June 30, 2004, respectively, have been shown as interest expense.  As required by FAS 150, prior dividends have not been reclassified.

Income Tax Expense

We recorded an income tax expense of $1.0 million and $1.7 million, respectively, on operating income from continuing operations of $2.1 million and $3.4 million, respectively, during the three and six months ended June 30, 2004.  Our effective income tax rate of 46% and 51% for the three and six months ended June 30, 2004, respectively, is reflective of the non-deductibility of certain expenditures, primarily interest expense on the New Preferred, for federal income tax purposes.  For the three and six months ended June 30, 2003, we recorded an income tax expense of $1.2 million and $2.4 million, respectively,  on operating income from continuing operations of $3.0 million and $6.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $6.4 million and $2.9 million of cash during the six months ended June 30, 2004 and 2003, respectively, primarily for the extinguishment of obligations arising out of our bankruptcy, including professional fees, retiree benefits and various other wind-down expenditures.  The increase in the use of operating cash for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 is due to the effect of preferred dividends of $1.1 million being included in continuing operations in 2004 and an increase in professional fees related to the pending Nova Hut arbitration.

Investing Activities

We received $6.9 million in distributions from Kaiser-Hill during the six month period ended June 30, 2004 compared to $6.0 million in the six month period ended June 30, 2003.  The increase of Kaiser-Hill cash distributions is a result of the continued favorable progress in its performance.

Financing Activities

During the six months ended June 30, 2004 and 2003, we paid $1.1 million and $1.7 million, respectively, in dividends on our preferred stock.  Due to the adoption of FAS 150 effective July 1, 2003, $1.1 million of preferred stock dividends have been shown as interest expense for the six months ended June 30, 2004, and are no longer reflected as preferred stock dividends on the statement of cash flows.

During the six months ended June 30, 2004, we redeemed $5.3 million liquidation preference of our preferred stock.    Pursuant to the terms of the Plan of Reorganization, the Company used $2.6 million in excess restricted cash in addition to $2.7 million of unrestricted cash to fund this redemption.

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

We have obligations to pay dividends on outstanding preferred stock at June 30, 2004.  Accordingly, we are required to present the following table assuming that no preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, we are not representing intentions with regard to the timing of preferred stock redemptions). However, this table does reflect that the Company redeemed a total of $3.0 million of New Preferred, or 54,361 shares, on July 31, 2004. The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:

	Total	Less Than One Year	One to Three Years	After Three Years
Preferred Stock dividends	$7,325	$2,093	$4,186	$1,046

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

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.  There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

10(a)  Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996)  (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

1.  Amendment No. 1 with the effective date of January 1, 1998  (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

2.  Amendment No. 2 with the effective date of January 1, 1996  (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

3.  Amendment No. 3 dated April 19, 1999.  (Incorporated by reference to Exhibit No. 10(b)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

4.  Amendment No. 4 dated June 25, 1999. (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(b) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(c) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

7.  Amendment No. 7 dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

8.  Amendment No. 8 dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

9.  Amendment No. 9 dated June 19, 2003 (Incorporated by reference to Exhibit 10(c)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

10.  Amendment No. 10 dated March 17, 2004 (Incorporated by reference to Exhibit 10(c)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the first quarter of fiscal 2004 filed with the Commission on May 24, 2004)

10(d) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(e)                      ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

 7.  Amendment dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 30, 2001)

8.  Amendment No. 8 dated December 10, 2002 (Incorporated by reference to Exhibit 10(e)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

9.  Amendment No. 9 dated June 19, 2003 (Incorporated by reference to Exhibit 10(e)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

10.  Amendment No. 10 dated March 17, 2004 (Incorporated by reference to Exhibit 10(e)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the first quarter of fiscal 2004 filed with the Commission on May 24, 2004)

10(f)  Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10(g)  Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

1.  Modification M116 to Contract #DE-AC34-00RF01904, effective March 24, 2004 (Incorporated by reference to Exhibit 10(g)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 30, 2004)

10(h)  Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(r) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

10(i)  Subcontract between The S.M. Stoller Corporation and Kaiser Group Holdings, Inc. dated June 30, 2004

Exhibit No. 10—Material Contracts (management contracts, compensatory plans, or arrangements)

10(j)  Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit No. 10 to Registration Statement on Form S-8 (Registration No. 333-107912) filed with the Commission on August 13, 2003)

10(k)  Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 19, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)

Exhibit 14 — Corporate Code of Conduct

14(a)  Kaiser Group Holdings, Inc. Corporate Code of Conduct (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on January 13, 2004)

Exhibit No. 21 — Consolidated Subsidiaries of the Registrant as of August 2, 2004

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

Date: August 13, 2004

/s/ Marian P. Hamlett
Marian P. Hamlett
Executive Vice President and Chief Financial
Officer (Duly authorized officer and principal
financial officer)