Form 10-Q
period 2004-09-30
KAISER GROUP HOLDINGS INC
filed 2004-11-15
CIK 856200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File No. 1-12248

KAISER GROUP HOLDINGS, INC.

(successor issuer to Kaiser Group International, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	54-2014870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9300 Lee Highway, Fairfax, Virginia	22031-1207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (703) 934-3413

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

As of November 12, 2004, there were 1,598,270 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$8,026	$11,151
Restricted cash and cash equivalents	3,887	7,049
Accounts receivable	197	—
Prepaid expenses and other current assets	1,070	971
Contract receivable, net	3,000	3,000
Total Current Assets	16,180	22,171

Other Assets
Investments in and advances to affiliates	48,287	45,788
Notes receivable	5,894	5,894
Other long-term assets	72	227
	54,253	51,909
Total Assets	$70,433	$74,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$110	$304
Post retirement benefit plan obligation	6,695	6,913
Other accrued expenses	4,857	4,432
Interest payable on preferred stock	313	409
Deferred tax liability	5,876	6,495
Income taxes payable	2,108	275
Total Current Liabilities	19,959	18,828

Long Term Liabilities
Mandatorily redeemable preferred stock	26,909	35,175

Commitments and Contingencies

Common stock, par value $.01 per share:
Authorized—3,000,000 shares Issued and outstanding—1,598,270 and 1,594,270 shares at September 30, 2004 and December 31, 2003, respectively	16	16
Capital in excess of par	8,063	7,975
Retained earnings	15,448	12,049
Accumulated other comprehensive income	38	37
Total Shareholders’ Equity	23,565	20,077
Total Liabilities and Shareholders’ Equity	$70,433	$74,080

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Gross Revenue	$512	$—	$512	$—
Labor and subcontract costs	(373)	—	(373)	—
Service Revenue	139	—	139	—
Operating Expenses
Administrative expenses	999	2,094	4,060	4,987
Reserve for Settlement of Remaining Class 4 Claims	—	—	1,400	—
Operating Loss	(860)	(2,094)	(5,321)	(4,987)
Other Income
Equity income in earnings of affiliate, net of amortization of $881 for each of the three months ended September 30, 2004 and 2003 and $2,643 for each of the nine months ended September 30, 2004 and 2003	4,287	4,150	12,893	12,782
Interest income	175	186	510	636
Interest expense for preferred dividends	(493)	(733)	(1,580)	(733)
Other income	—	—	25	—

Income from Continuing Operations Before Income Tax	3,109	1,509	6,527	7,698
Income tax expenses	(1,385)	(892)	(3,128)	(3,296)

Net Income	1,724	617	3,399	4,402
Preferred stock dividends	—	—	—	(1,532)

Income Applicable to Common Shareholders	$1,724	$617	$3,399	$2,870

Basic and Diluted Income Per Common Share:
Continuing operations, net of tax	$1.08	$0.39	$2.13	$1.80
Discontinued operations, net of tax	—	—	—	—

Net Income Per Share	$1.08	$0.39	$2.13	$1.80

Weighted average shares for basic and diluted earnings per common share	1,598	1,595	1,597	1,594

Comprehensive Income
Net Income	$1,724	$617	$3,399	$4,402
Other Comprehensive Income (Loss):
Realization of gain on securities, net of tax	—	—	—	—
Change in cumulative foreign translation adjustments	(1)	1	1	69

Total Comprehensive Income	$1,723	$618	$3,400	$4,471

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months ended September 30,
	2004	2003
	(Unaudited)
Operating Activities:
Net income	$3,399	$4,402
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes related to continuing operating activities	(619)	1,109
Equity in earnings of affiliate	(12,893)	(12,782)
Changes in operating assets and liabilities:
Account receivables	(197)	—
Prepaid expenses and other current assets	(99)	1,237
Accounts payable and accrued expenses	13	(1,540)
Income taxes payable	1,833	577
Other operating activities	226	38
Net Cash Used in Operating Activities	(8,337)	(6,959)
Investing Activities:
Distributions from affiliate	10,394	9,000
Net Cash Provided by Investing Activities	10,394	9,000
Financing Activities:
Transfer from restricted cash for the redemption of preferred stock	3,084	8,913
Payment of preferred stock dividends	—	(1,701)
Redemption of preferred stock	(8,266)	(14,146)
Purchase of preferred treasury stock	—	(312)
Net Cash Used in Financing Activities	(5,182)	(7,246)
Increase (decrease) in Cash and Cash Equivalents	(3,125)	(5,205)
Cash and Cash Equivalents at Beginning of Period	11,151	17,413
Cash and Cash Equivalents at End of Period	$8,026	$12,208

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

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the September 30, 2004 financial statements.

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

•                  a wholly-owned captive insurance company that is not at this time issuing new policies and is simply involved in resolving remaining claims. However, we have begun the necessary regulatory and legal process to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third-party clients through a sponsored captive subsidiary.

•                  an ongoing obligation to fund a capped, post-employment medical benefit plan for a fixed group of retirees.

•                  a new subsidiary, Kaiser Analytical Management Services, Inc. (“KAMS”), which will attempt to take advantage of the successful history of the Company in the government services market.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $123.5 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.6 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of November 12, 2004, the amount of unresolved claims was approximately

$4.5 million. The Company expects that the resolution of the remaining claims will continue into the first quarter of 2005.  The Company currently believes that the total amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $142.0 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  The Company established a reserve for the remaining unresolved claims in the amount of $1.4 million during the first quarter of 2004.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.

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

In 2004, the effect of preferred dividends of $0.5 million and $1.6 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2004.  In 2003, the effect of preferred dividends of $0.7 million and $2.3 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2003.  As discussed in Note 5, the Company adopted FAS 150 effective July 1, 2003.  Therefore, all of the 2004 preferred stock dividends and the preferred stock dividends for the three months ended September 30, 2003 have been shown as interest expense in the appropriate period.

4.                                       Summarized Financial Information of Unconsolidated Affiliate

Kaiser Group owns 50% of Kaiser-Hill Company, LLC.  Summarized, unaudited financial information of Kaiser-Hill is as follows (in thousands):

	September 30, 2004	December 31, 2003

Current assets	124,980	111,368
Non-current assets	135,192	99,538
Current liabilities	129,622	115,941
Non-current liabilities	55,647	28,644

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Gross revenue	$188,573	$180,222	$487,811	$531,995
Net income	10,336	10,062	31,072	30,849

5.                                       Mandatorily Redeemable Preferred Stock

Kaiser Holdings’ certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The Company had New Preferred outstanding with a liquidation preference of $26.9 million and $35.2 million, respectively, at September 30, 2004 and December 31, 2003, net of $5.6 million of treasury stock at both September 30, 2004 and December 31, 2003.  The New Preferred is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share. The New Preferred ranks ahead of Kaiser Holdings’ New Common.

The Company adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective July 1, 2003.  Due to the mandatorily redeemable feature of the New Preferred, described in greater detail below, the New Preferred has been reclassified from mezzanine equity to a long term liability on the consolidated balance sheet, and the preferred stock dividends have been reclassified to interest expense on the consolidated statement of operations effective July 1, 2003.  There was no transition adjustment recognized upon adoption of FAS 150.  There were 489,249 and 639,542 shares of New Preferred outstanding at September 30, 2004 and December 31, 2003, respectively, net of 101,471 treasury shares.  The New Preferred is shown at liquidation value of $55 per share.

Pursuant to approval by the Company’s Board of Directors, in 2002 and 2003, the Company purchased a total of 101,471 shares, net of redemptions, of outstanding New Preferred at prices ranging from $25.62 to $50.55 per share.  The treasury shares have been recorded at liquidation preference, $55 per share, as a reduction to preferred stock and the remaining difference between cost and the liquidation preference was recorded as an increase to paid-in capital.

The certificate of incorporation of Kaiser Holdings and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred without the consent of holders of at least two-thirds of the New Preferred.

Cumulative dividends, classified as interest expense subsequent to July 1, 2003, on the New Preferred are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of Kaiser Holdings on account of that affiliate’s ownership of shares of preferred stock. If Kaiser Holdings fails to pay a quarterly dividend when due, holders of New Preferred will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full.   The dividend due to holders of record on October 31, 2004, totaling approximately $0.5 million, was paid on November 8, 2004.  At September 30, 2004, in addition to the $0.4 million of cash reserves for unresolved claims, the Company had $0.5 million in cash reserved for the payment of accrued dividends on any future issuances of New Preferred issued as a result of remaining bankruptcy claims resolutions (any New Preferred issued as a result of claims resolutions also carries the right to dividends retroactively from April 17, 2001).

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

Kaiser Government Programs, Inc.’s (“KGP”) Put Rights

KGP is the Company subsidiary that owns (through a wholly owned subsidiary of KGP) the 50% interest in Kaiser-Hill Company, LLC.  KGP has outstanding put rights, expiring on December 31, 2007, that obligate it to purchase New Preferred owned by a holder of the put right, at the holder’s option, under three circumstances:

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

The Company from time to time has received distributions from Kaiser-Hill that triggered the put rights – effectively requiring the Company to redeem certain New Preferred.  In addition, the Company had certain restricted cash balances available, which pursuant to the terms of its Plan of Reorganization are required to be used to redeem outstanding New Preferred.  Rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights after a trigger, the Company observed the requirements in the Plan of Reorganization to use certain restricted cash balances, and in the terms of the New Preferred, to use certain available cash, for preferred redemptions.  The Company believes this was a more cost-efficient manner of satisfying the obligations associated with the KGP put rights and plans to continue to use this redemption process to satisfy such obligations in the future.

As of November 12, 2004, the Company has redeemed the following shares of New Preferred (in thousands except per share amounts):

Date of Redemption	Use of Unrestricted Cash	Use of Restricted Cash	Total Amount of Redemption	Number of Shares Redeemed

July 2004	$2,536	$454	$2,990	54,361
February 2004	2,646	2,630	5,276	95,932
October 2003	4,650	1,594	6,244	113,530
January 2003	5,233	8,913	14,146	257,200

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

Nova Hut

Although Old Kaiser sold its Metals, Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut.  After construction of the mini-mill was complete in

2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments.  Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights.  Until recently, the primary legal venue has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue.  Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution.  Kaiser Holdings has filed a notice of appeal with the Third Circuit regarding this decision in favor of the IFC.  The disposition of Kaiser Holdings’ appeal to the Third Circuit Court is still pending.  With regard to the Nova Hut appeal, the District Court has ruled that U.S. Bankruptcy proceedings should be stayed pending completion of international arbitration proceedings.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in the amount of $51.1 million with the International Chamber of Commerce (“ICC”).  In November 2004, Kaiser Netherlands’ claim against Nova Hut was amended and now totals $67.5 million.  The arbitration panel has been constituted, and the proceedings have been initiated.  The earliest possible date for a final award ruling being issued is the last quarter of 2005.  Nova Hut has submitted a $49.7 million counterclaim against Kaiser Netherlands in these same ICC proceedings.

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

The components of the “Contract Receivable, net” consist entirely of the carrying value of the net assets of the Nova Hut project.  Based on the Company’s continued concern over Nova Hut’s financial difficulties and the lack of a settlement resulting from an earlier bankruptcy court-sponsored mediation in the fourth quarter of 2003, the Company further reduced the carrying value of the remaining Nova Hut contract receivable from $6.0 million to $3.0 million by recording an additional reserve of $3.0 million, net of a $1.1 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  This reserve is in addition to a reserve recorded in 2001, which reduced the carrying value of the Nova Hut contract receivable from $21.6 million to $6.0 million by recording a reserve of approximately $9.8 million, net of a $5.8 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  These adjustments to the contract receivable carrying value were determined based on the Company’s late 2003 estimate of Nova Hut’s ability to pay such liability.

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

Common Stock

On January 20, 2004, the United States Bankruptcy Court for the District of Delaware ruled on a claim in favor of former shareholders of ICT Spectrum Constructors, Inc.  The Bankruptcy Court has refused to reconsider its decision and the Company has appealed. Should the Company be unsuccessful in its efforts to achieve reversal of the Bankruptcy Court’s ruling, the Company could be required to issue to former ICT Spectrum shareholders an additional 247,350 shares of New Common, which would then comprise approximately 13.4% of the aggregate shares of New Common outstanding. The Company believes that issuing such a substantial number of additional shares of New Common could be expected to have a materially dilutive effect on the value of shares of New Common presently outstanding.

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

•                  We formed a new subsidiary in April 2004, Kaiser Analytical Management Services, Inc., to attempt to take advantage of the successful history of Kaiser in the government services market.

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

Kaiser Analytical Management Services, Inc.

In April of 2004, Kaiser Analytical Management Services, Inc. (KAMS) was established as a wholly owned subsidiary of Kaiser Group International, Inc.  KAMS was created as a vehicle for privatizing the Analytical Services Division of Kaiser-

Hill Company, LLC.  KAMS provides analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.

On July 1, 2004, KAMS began providing its services as a subcontractor at the U.S. Department of Energy’s Rocky Flats closure site in Colorado.  KAMS receives a fixed management fee for these services plus a small base fee and efficiency incentives built on laboratory sample costs.

Management has implemented a marketing plan aimed at gaining contract awards at other sites within the Department of Energy complex.

OUTLOOK

Potential Kaiser-Hill Distributions and the Nova Hut Disputes.  As we look forward, by far the most significant factor in determining the value of our common stock will be the performance of Kaiser-Hill and its success in collecting that fee that may be due to Kaiser-Hill from the DOE.  Although much less significant, another material uncertainty affecting our future results is the outcome of the disputes we have in arbitration with Nova Hut.

The timing and level of future distributions from Kaiser-Hill are subject to many uncertainties, but if Kaiser-Hill continues to perform in line with its current level of performance and that performance is recognized by the DOE, Kaiser-Hill’s fee payments from the DOE in respect of completion of the Closure Contract could be at the upper ranges of the fee potential under that contract.  At those levels of fee payments to Kaiser-Hill, we could receive from Kaiser-Hill, during the period of 2005 through physical project completion and the date Kaiser-Hill has been paid in full by DOE, cash distributions in a range as high as $100 million to $125 million.  This is not to predict actual distributions to us at these levels, but merely to outline what is possible in optimistic case scenarios.  There are many risks and uncertainties that could prevent the receipt of this level of distributions from Kaiser-Hill, and the timing of fee payments from the DOE to Kaiser-Hill that would enable such distributions is also subject to many uncertainties.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements.”

Apart from Kaiser-Hill, the principal uncertainty that will affect our performance is the outcome of our disputes with Nova Hut.  As discussed elsewhere, we have pending against Nova Hut an arbitration before the International Chamber of Commerce.  Our aggregate claims are for $67.5 million, and Nova Hut has asserted counterclaims of $49.0 million.  It is not possible to predict the outcome of these disputes, but we feel our claims are stronger than Nova Hut’s.  Our assessment could be wrong, but we are determined to see these disputes through to conclusion because we believe we are entitled to a substantial positive recovery.  The arbitration process is now underway.  At present, we do not expect to receive any recovery from Nova Hut until late 2005 at the earliest.

Possible Preferred Stock Redemptions.  As of September 30, 2004, we had outstanding New Preferred with an aggregate liquidation preference of $27 million.  Subject to a number of uncertainties, including finalization of the US federal government budget for 2005, we presently expect to receive significant distributions from Kaiser-Hill during the fourth quarter of 2004 and in early 2005.  We expect to use those distributions and other available cash to redeem New Preferred with an aggregate liquidation preference of approximately $12 million during the first quarter of 2005.  Thus, we expect our outstanding New Preferred to be reduced to approximately $15 million by the end of the first quarter of 2005.

Based on progress to date in Kaiser-Hill’s performance under its Closure Contract with the DOE and assuming a continuation of that performance, we presently expect greater overall cash distributions from Kaiser-Hill during 2005 than in 2004.  Although we cannot be certain, we are optimistic that these distributions will enable us to redeem the majority of our New Preferred in 2005.

Possible Deregistration. We have fewer than 300 stockholders of record.  Consistent with other steps recently taken to reduce our costs, our Board has decided to “deregister” our common stock.  This will suspend our reporting obligations under the Securities Exchange Act of 1934, meaning that we will no longer have to file with the Securities and Exchange Commission certain reports and forms, including Forms 10-K, 10-Q and 8-K and proxy statements.  We expect to decide the timing of deregistration during the next few weeks.  After we deregister, we will continue to announce earnings and other developments on a quarterly basis, but the extent of our disclosures will be less detailed than would be the case if we had remained registered.  In addition, upon deregistration, our common and preferred stock will no longer be quoted on the Over the Counter

Bulletin Board, but will instead be quoted in the “Pink Sheets.”  This may make our stock less liquid.  We will announce by press release additional information concerning deregistration after we have developed a definitive timeline for that step.

Corporate and Capital Structure.  In light of our history and current activities, our corporate and capital structures are not as tax-efficient as we would like.  We have evaluated from time to time both the possible refinancing of our New Preferred and possible changes to our corporate and tax structure.  Because of limitations on our ability to borrow and our view that we may be able to redeem all of the outstanding New Preferred by the end of 2005, we do not presently plan to attempt to refinance the New Preferred.  Similarly, because of tax law requirements, limitations in the New Preferred as to how we use available cash, and the nature of our shareholder base, we have not identified an alternative to our current corporate and tax structure that we believe is practical to effect.  As a result, we do not presently plan to attempt to effect changes to that structure.

RESULTS OF RETAINED OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Kaiser-Hill’s favorable performance on the Closure Contract since its inception in February of 2000 has resulted in a trend of cautious but continuously improving estimates of completion dates, cost estimates and potential fee earning opportunities.   As of September 30, 2004, Kaiser-Hill’s cost estimate to complete the project is $3.7 billion, with an estimated completion date of December 2006, resulting in a potential fee of $424 million.  As reflected in the “Outlook” discussion above, Kaiser-Hill has goals of further improving its ultimate project performance; however, these goals are subject to substantial risks, and the ability to accurately predict the ultimate results are highly uncertain.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements” below.  In the event that Kaiser-Hill is able to complete physical performance of the Closure Contract within cost and time thresholds that would yield fees in excess of the $424 million currently estimated, there may be uncertainty with regard to the timeframe of the actual receipt of such fees by Kaiser-Hill.  Additionally, there may remain significant uncertainties involving the timeframe necessary to completely “close-out” the contract with the Department of Energy as contract cost and compliance audits will be required.    Kaiser-Hill will continue to periodically consider the appropriateness of financial statement reserves to address the uncertainties associated with such matters.

For the three and nine month periods ended September 30, 2004 and 2003, the equity income in earnings of affiliate is net of $0.9 million and $2.7 million, respectively, of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.  We increased the carrying value of this investment by $21.1 million as part of our adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

Closure Contract Billing Provisions

Since the inception of the Closure Contract in February 2000 through September 30, 2004, Kaiser-Hill has invoiced DOE for the performance fee based on the contract provisions, and has collected approximately $140.0 million in fees from the DOE.

Fee payments made by DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by the DOE pursuant to the Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  Since inception of the Closure Contract through September 30, 2004, Kaiser-Hill has distributed $57.0 million to each of its two owners.  Adjusted for the effects of the 50% retainage holdback, Kaiser-Hill has distributed $3.5 million per quarter to each of its two owners in 2004.  Similar to 2002 and 2003, Kaiser-Hill is anticipating that DOE will approve a non-recurring fee payment during the fourth quarter of 2004 acknowledging Kaiser-Hill’s continued favorable progression on the project.  Historically, the fourth quarter fee payment has ranged from an additional $10.0 million to $16.0 million above the typically recurring quarterly fee payment.  However, there are no assurances as to the amount or timing of any additional fourth quarter fee payment.

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

Administrative Expenses

Administrative expenses for the three and nine months ended September 30, 2004 were $1.0 million and $4.1 million, respectively, a decrease of $1.1 million and $0.9 million, respectively, compared to the three and nine months ended September 30, 2003.  The decrease in administrative expense is due to decreases in payroll, legal and general administrative expenses.  In September 2004, management made a series of personnel cuts to further reduce administrative expenses.

Our cost to provide certain post-employment medical benefits to a capped group of retirees is also treated as an administrative expense.  In the three and nine month periods ended September 30, 2004, the expense related to this plan was $0.2 million and $0.7 million, respectively, compared to $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2003, respectively.

Reserve for Settlement of Class 4 Claims

In the first quarter of 2004, we recorded $1.4 million liability for the remaining unresolved Class 4 claims.

Interest Income

Interest income for the three and nine months ended September 30, 2004 was $0.2 million and $0.5 million, respectively, which results in no change compared to the three months ended September 30, 2003 and a decrease of  $0.1 million compared with the nine months ended September 30, 2003.  The decrease is primarily due to the reduction in average outstanding interest earning bank balances.

Interest Expense

As a result of the adoption of FAS 150 effective July 1, 2003 and the classification of the Series 1 Redeemable Cumulative Preferred Stock (New Preferred) as a liability, preferred stock dividends of $0.5 million and $1.6 million for the three and nine months ended September 30, 2004, respectively, have been shown as interest expense.  As required by FAS 150, prior dividends have not been reclassified.

Income Tax Expense

We recorded an income tax expense of $0.3 million and $2.1 million, respectively, on operating income from continuing operations of $0.3 million and $3.7 million, respectively, during the three and nine months ended September 30, 2004.  Our effective income tax rate of 100% and 55% for the three and nine months ended September 30, 2004, respectively, is reflective of the non-deductibility of certain expenditures, primarily interest expense on the New Preferred, for federal income tax purposes.  For the three and nine months ended September 30, 2003, we recorded an income tax expense of $0.9 million and

$3.3 million, respectively,  on operating income from continuing operations of $1.5 million and $7.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $8.4 million and $7.0 million of cash during the nine months ended September 30, 2004 and 2003, respectively, primarily for the extinguishment of obligations arising out of our bankruptcy, including professional fees, retiree benefits and various other wind-down expenditures.  The increase in the use of operating cash for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 is due to the effect of preferred dividends of $1.6 million being included in continuing operations in 2004 and an increase in professional fees related to the pending Nova Hut arbitration.

Investing Activities

We received $10.4 million in distributions from Kaiser-Hill during the nine month period ended September 30, 2004 compared to $9.0 million in the nine month period ended September 30, 2003.  The increase of Kaiser-Hill cash distributions is a result of the continued favorable progress in its performance.

Financing Activities

During the nine months ended September 30, 2004 and 2003, we paid $1.6 million and $2.3 million, respectively, in dividends on our New Preferred.  Due to the adoption of FAS 150 effective July 1, 2003, $1.6 million and $0.7 million of preferred stock dividends have been shown as interest expense for the nine months ended September 30, 2004 and 2003, respectively, and are no longer reflected as preferred stock dividends on the statement of cash flows.

During the nine months ended September 30, 2004, we redeemed $8.3 million liquidation preference of our New Preferred.  Pursuant to the terms of the Plan of Reorganization, the Company used $3.1 million in excess restricted cash in addition to $5.2 million of unrestricted cash to fund this redemption.

During the nine months ended September 30, 2003, we redeemed $15.5 million liquidation preference of our New Preferred, net of $1.4 million liquidation preference of shares held as treasury stock.  Pursuant to the terms of the Plan of Reorganization, the Company used $8.9 million in excess restricted cash in addition to $5.2 million of unrestricted cash to facilitate this redemption.

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

We have obligations to pay dividends on outstanding New Preferred at September 30, 2004.  Accordingly, we are required to present the following table assuming that no preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, we are not representing intentions with regard to the timing of New Preferred redemptions). The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:

	Total	Less Than One Year	One to Three Years	After Three Years
Preferred Stock dividends	$6,122	$1,884	$3,767	$471

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

Our remaining primary source of funding is from Kaiser-Hill distributions, which are subject to uncertainties that may adversely impact our ability to meet our obligations on our preferred stock and the potential value of our common stock.

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

There are risks associated with potential disputes as to the completion of the closure of the Rocky Flats site and the timing and award of fee payments to Kaiser Hill.

When Kaiser-Hill completes its activities at the Rocky Flats site, it is possible that there will be disputes as to whether Kaiser-Hill has satisfied its obligations as to the closure of the site.  Such disputes could delay or reduce the payment of fees due to Kaiser-Hill.  In addition, the timing and amount of payments to Kaiser-Hill could be affected by delays by the Department of Energy or other authorities, limitations in processing payments, Congressional, Department of Energy, or funding of the Rocky Flats project, or dispute related to the overall U.S. Federal budget or funding of the Department of Energy.

We face significant contingencies, which may adversely impact our ability to meet our obligations on our preferred stock, to fund our continuing operations and to undertake new operations.

We do not have a significant business plan beyond Kaiser-Hill and we may undertake new activities with start-up risks.

Our long-term future profitability will be dependent, to a significant extent, on the extent to which we carry out activities other than through Kaiser-Hill. Unless and until we further develop plans for such operations, we are unable to determine either the amount of risk that future operations will involve or whether we have the ability to realize long-term profitability. In considering whether we should attempt to develop a new revenue base, we have established a new subsidiary to attempt to take advantage of our successful history of performance in the government services market and the commencement of the process to enable our wholly-owned captive insurance company to offer derivative captive insurance services.  Our efforts to develop a revenue base separate from Kaiser-Hill involve start-up activities with risks peculiar to activities of this type, which may adversely impact our cash flow and operating results. A decrease in our cash flows and operating results could result in a decrease in the value of our common and preferred stock.

We may be unable to obtain performance guarantees, which may limit our ability to undertake new activities.

Given the reorganization history of Kaiser Group Holdings, Inc., we may not be able to obtain satisfactory contract performance guaranty mechanisms, such as performance bonds and letters of credit, at all or on satisfactory terms, to the extent such mechanisms are needed for new activities and projects.  These factors could limit the nature of the business activities in which we can engage, which may adversely impact our cash flow and operating results and result in a decrease in the value of our common and preferred stock.

We may be unable to generate funds to meet our obligations and we may be unable to access additional capital.

We may be unable to continue to generate sufficient funds to meet our obligations, notwithstanding the significant improvements in our operations and financial condition.  Although we believe that we will be able to generate sufficient funds to meet our working capital needs for the foreseeable future, our ability to gain access to additional capital, if needed, is not certain. Due to reorganization history of Kaiser Group Holdings, Inc. and current financial markets, it is difficult to predict whether additional capital would be available to us in the event that we were unable to generate funds to meet our obligations.  An inability to gain access to additional capital may also limit our ability to undertake new activities.  Ultimately, an inability to meet our existing obligations or to undertake new activities could adversely impact our cash flow and operating results.  A decrease in our cash flows and operating results could result in a decrease in the value of our common and preferred stock.

We may have to issue a substantial number of additional common shares.

On January 20, 2004, the United States Bankruptcy Court for the District of Delaware ruled on a claim in favor of former shareholders of ICT Spectrum Constructors, Inc.  The Bankruptcy Court has refused to reconsider its decision and we have appealed.  Should we be unsuccessful in our efforts to achieve reversal of the Bankruptcy Court’s ruling, we could be required to issue to former ICT Spectrum shareholders an additional 247,350 common shares, which would then comprise approximately 13.4% of the aggregate common shares outstanding.  We believe that issuing such a substantial number of additional common shares would have a materially dilutive effect on the value of common shares presently outstanding.

In the event of a change of control, we may not have the financial resources to redeem preferred stock.

Our preferred stock is redeemable at the option of the holder upon a change of control as defined in the terms of the preferred stock.  We are not presently aware of any events that would cause a change of control.  However, based on a Report on Form 4 dated April 3, 2003, which was filed with the Securities and Exchange Commission by Tennenbaum & Co., LLC on April 3, 2003, we believe that Tennenbaum & Co., LLC and Michael E. Tennenbaum together own approximately 47.1% of our common stock.  The terms of our preferred stock provide that a change of control occurs when, among other things, a person or “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) directly or indirectly acquires “beneficial ownership” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of more than 50% of all classes of our common equity (defined in the terms of our preferred stock as capital stock entitled to vote in the election of directors).

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

We do not believe that we have significant exposures to market risk as we do not presently have any debt.  The interest rate risk associated with our obligation to fund a capped retiree medical obligation is not sensitive to interest rate risk other than via the determination of the present value of our remaining obligation thereunder.  A 10% increase or decrease in the average annual prime rate would result in a decrease in the carrying value of the plan obligation but would not change the actual cost of the plan.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.  There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None

(b)  Not applicable

(c)  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)  Not applicable

(b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  None

(b)  None

ITEM 6.  EXHIBITS

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

7.  Amendment dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 30, 2001)

8.  Amendment No. 8 dated December 10, 2002 (Incorporated by reference to Exhibit 10(e)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

9.  Amendment No. 9 dated June 19, 2003 (Incorporated by reference to Exhibit 10(e)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

10.  Amendment No. 10 dated March 17, 2004 (Incorporated by reference to Exhibit 10(e)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the first quarter of fiscal 2004 filed with the Commission on May 24, 2004)

11.  Amendment No. 11 dated November 11, 2004

10(f)  Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10(g) Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

1.  Modification M116 to Contract #DE-AC34-00RF01904, effective March 24, 2004 (Incorporated by reference to Exhibit 10(g)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 30, 2004)

10(h)  Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(r) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

10(i)  Subcontract between The S.M. Stoller Corporation and Kaiser Group Holdings, Inc. dated September 30, 2004 (Incorporated by reference to Exhibit No. 10(i) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2004 filed with the Commission on August 13, 2004)

Exhibit No. 10—Material Contracts (management contracts, compensatory plans, or arrangements)

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

10(l) Transition Agreement between Kaiser Group Holdings, Inc. and John T. Grigsby, Jr. effective as of August 31, 2004 (Incorporated by reference to Exhibit 99 to Current Report on Form 8-K (Registration No. 1-12248) filed with the Commission on September 1, 2004)

Exhibit 14 — Corporate Code of Conduct

14(a)  Kaiser Group Holdings, Inc. Corporate Code of Conduct (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on January 13, 2004)

Exhibit No. 21 — Consolidated Subsidiaries of the Registrant as of November 1, 2004

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

Date: November 15, 2004

/s/ Marian P. Hamlett
Marian P. Hamlett
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)