Form 10-K
period 2004-12-31
KAISER GROUP HOLDINGS INC
filed 2005-03-29
CIK 856200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing sales price of the Common Stock on the Over-the-Counter Bulletin Board on June 30, 2004, was $12,663,893.  For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

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

As of March 23, 2005, there were 1,598,270 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be prepared in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Information about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

i

PART I

Item 1.                                                           Business

Corporate History; Overview

Kaiser Group Holdings, Inc. is a Delaware holding company formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc.  Kaiser Group International, Inc. continues to own the stock of its remaining subsidiaries.  On June 9, 2000, Kaiser Group International, Inc. and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Kaiser Group International, Inc. emerged from bankruptcy with a confirmed Plan of Reorganization (the Second Amended Plan of Reorganization (the “Plan”)) that was effective on December 18, 2000.  In this document, we frequently use the terms “we” and “Kaiser” to refer to Kaiser Group Holdings, Inc., Kaiser Group International, Inc. and other subsidiaries we own.

Under the Plan, Kaiser Group International, Inc. sold some of its businesses and made payments of cash and stock to various classes of creditors described in Note 2 to the Consolidated Financial Statements.  We now have only a limited number of activities, assets and liabilities, primarily consisting of the following:

•                  We own Kaiser-Hill Company, LLC equally with CH2M Hill Companies Ltd.  Kaiser-Hill is our major source of income.  Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy’s (“DOE” or “Department of Energy”) Rocky Flats site.  Kaiser-Hill has performed for the Department of Energy at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site (the “Closure Contract”).  The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, have been and continue to be the primary determinants of our long-term financial performance following the completion of the reorganization process.  See “Kaiser-Hill” below for additional information on Kaiser-Hill.

•                  We have a substantial claim, pending resolution, against the owner of a steel mini-mill that we constructed for Nova Hut, s.a. in the Czech Republic.  The engineering and construction of the mini-mill was completed in 2000 by Kaiser Netherlands, B.V., a subsidiary of Kaiser Group International, Inc.  See “Nova Hut” below for additional information.

•                  Until September 30, 2002 we held a minority ownership interest in ICF Consulting Group, Inc. (a division that Kaiser Group International, Inc. sold in 1999).  We continue to hold an 8½% subordinated promissory note from ICF Consulting due June 25, 2006 in the principal amount of $6.4 million as a result of that transaction.

•                  We own a captive insurance company that has not been issuing new policies and has solely been involved in resolving remaining claims made against previously issued policies.  However, in the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of March 23, 2005, no new policies have been written.

•                  We have an ongoing obligation to fund a capped post-employment medical benefit plan for a fixed group of retirees.

•                  We formed Kaiser Analytical Management Services, Inc. (“KAMS”) in April 2004 to take over the operations of the Analytical Services Division of Kaiser-Hill Company, LLC.  KAMS provides analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.  See “Kaiser Analytical Management Services, Inc.” below for additional information.

General Terms and Distribution Status of Plan of Reorganization

The effectiveness of the Plan as of December 18, 2000 did not in and of itself complete the bankruptcy process.  The process of resolving in excess of $500 million of claims initially filed in the bankruptcy is ongoing.  By far the largest class of claims (“Class 4”) was made up of creditor claims other than trade creditor and equity claims. Class 4 claims included holders of Kaiser Group International, Inc.’s senior subordinated notes due 2003 (“Old Subordinated Notes”). Holders of allowed Class 4 claims received a combination of cash and our preferred (“New Preferred”) and common stock (“New Common”) in respect of their claims. Such holders received one share of New Preferred and one share of New Common for each $100 of claims. However, the number of shares of New Preferred issued was reduced by one share for each $55.00 of cash received by the holder of an allowed Class 4 claim.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (“ADR”) procedure whereby the remaining claimants and we produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 became subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $126.0 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.6 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of March 23, 2005, the amount of unresolved claims was approximately $4.5 million. We expect to resolve the remaining claims by the end of 2005 and currently believe that the total amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $142.0 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the Company’s and its shareholders’ best interest, we have been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  We intend to continue to use this settlement alternative during its resolution of remaining Class 4 claims.

In the first quarter of 2004, the Company recorded a $1.4 million liability for future claim settlements based upon the Company’s estimate of unresolved claims settlements.  During 2004, $0.4 million was charged against this liability, leaving a remaining balance of $1.0 million at December 31, 2004.

From time to time in the future, as remaining unresolved claims are resolved, excess cash from the “reserve” fund (including cash added to “reserve” fund in payment of pro forma dividends, classified as interest expense subsequent to July 1, 2003, on retained shares of New Preferred) must be used to redeem outstanding shares of New Preferred.  As of March 23, 2005, we have redeemed the following shares of New Preferred (in thousands except share amounts):

Date of Redemption	Use of Unrestricted Cash	Use of Reserve Fund Cash	Total Amount of Redemption	Number of Shares Redeemed

July 2004	$2,478	$512	$2,990	54,361
February 2004	2,599	2,677	5,276	95,932
October 2003	4,650	1,594	6,244	113,530
January 2003	5,233	8,913	14,146	257,200

Kaiser-Hill

Our major remaining asset and primary source of income is our 50% ownership interest in Kaiser-Hill Company, LLC.  Kaiser-Hill was formed solely for the performance of the current and former Rocky Flats contracts.  CH2M Hill designates three of the five members of Kaiser-Hill’s Board of Managers, and we designate two members.

Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy’s Rocky Flats Site near Denver, Colorado. Kaiser-Hill has performed since 1995 at this site, a former Department of Energy nuclear weapons production facility.  Kaiser-Hill is working to safely stabilize, package and ship radioactive materials, remediate facilities contaminated with hazardous and radioactive waste, and restore much of the 6,000-acre site to its natural state for future use as a national wildlife refuge.  The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of our long-term financial performance.

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

On March 24, 2004 Kaiser-Hill received a contract modification that motivates safe continuing positive performance by increasing the maximum fee ceiling that may be earned under the Closure Contract.  The same contract modification reduces the minimum fee floor and includes other provisions related to work scope changes.  The total potential fee to be earned pursuant to the Closure Contract as recently modified ranges from $75.0 million to $560.0 million based on Kaiser-Hill’s costs to complete the site closure being within the range of completion costs of $3.1 billion and $4.9 billion, and completion at various dates between 2005 and 2007.  For project costs saved below a target level, Kaiser-Hill retains a varying percentage share ranging from 20% to 30% as additional incentive fee.  Similarly, for project costs incurred above a target level, Kaiser-Hill’s incentive fee is reduced by a 30% share.  See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of this activity.

Nova Hut

Although Old Kaiser sold its Metals Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut.  After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments.  Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights.  Until recently, the primary legal venue has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue.  Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution.  Kaiser Holdings filed a notice of appeal with the Third Circuit regarding this decision in favor of the IFC and on February 25, 2005, the Third Circuit overturned the District Court’s decision.  The IFC has asked for a rehearing of the case by the Third Circuit.  With regard to the Nova Hut appeal, the District Court has ruled that U.S. Bankruptcy proceedings should be stayed pending completion of international arbitration proceedings.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in the amount of $51.1 million with the International Chamber of Commerce (“ICC”).  In November 2004, Kaiser Netherlands’ claim against Nova Hut was amended to include late interest and other charges and now totals $67.5 million.   The arbitration panel has been constituted, and the proceedings have been initiated.  The earliest possible date for a final award ruling being issued is the last quarter of 2005.  Nova Hut has submitted a $49.7 million counterclaim against Kaiser Netherlands in these same ICC proceedings.

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

Kaiser Analytical Management Services, Inc.

In April 2004, Kaiser Analytical Management Services, Inc. (KAMS) was established as a wholly owned subsidiary of Kaiser Group International, Inc.  KAMS was created as a vehicle for taking over the operations of the Analytical Services Division of Kaiser-Hill Company, LLC.  KAMS provides analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.

On July 1, 2004, KAMS began providing its services as a subcontractor at the U.S. Department of Energy’s Rocky Flats closure site in Colorado.  KAMS receives a fixed management fee for these services plus a small base fee and efficiency incentives built on laboratory sample costs.

Management has implemented a marketing plan aimed at gaining contract awards at other sites within the Department of Energy complex.  KAMS will manage its cost and operations consistent with the success of these marketing efforts.

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

We own a captive insurance company that is not at this time engaged in issuing new policies but is solely engaged in the process of resolving existing claims.  Restrictions on the insurance company’s cash balances, maintained to support statutory insurance reserves, will be released as reserve requirements decrease in the future and to the extent such cash balances are not used in payment of resolved claims. In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company (MS Builders), to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of March 23, 2005, no new policies have been written by MS Builders.

We also have the obligation to pay certain medical, disability and life insurance benefits to a fixed group of retirees for life.  Such plans cover certain individuals who retired prior to 1993.  There are approximately 873 retirees and dependents currently covered by the plans, the average age of whom is approximately 80.  The actuarially determined present value of this obligation as of December 31, 2004, based on the existing commitments, interest rate assumptions and related medical benefit insurance policies, was $6.9 million, net of an unrecognized actuarial loss of $0.2 million.  Although we intend to attempt to reduce remaining exposures relative to the costs of this obligation in the future, there can be no guarantee that this will be feasible, nor can we estimate the amount of potential future savings with any reasonable degree of accuracy.

Our Board of Directors will continue to consider whether we will engage in any additional business activities in the future.

Insurance

We have a risk management and insurance program in place that provides a range of coverages tailored to the needs of the reorganized company.  Insurance coverages include policies for fiduciary, crime, directors and officers’ liability, property, general liability, workers’ comp, and professional liability “runoff” coverage to deal with liabilities arising from past activities and projects, if necessary.

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

Employees

As of March 23, 2005, we had approximately 14 full-time equivalent employees of which 4 are employed by Kaiser Group International, Inc. and 10 are employed by KAMS.

Company Website Information

The address of our website is http://www.kaisergroup.com.

Item 2.                                                           Properties

We owned no properties at December 31, 2004, and leased properties at that date were located at 12303 Airport Way, Broomfield, Colorado, 80021-0007 and 9300 Lee Highway, Fairfax, Virginia 22031-1207.

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

No matter was submitted to a vote to security holders during the fourth quarter of 2004.

PART II

Item 5.                                                           Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Effective with implementation of Kaiser’s Plan of Reorganization, on or about April 17, 2001 each 96 shares of Old Common were exchanged for 1 share of New Common.  As of December 2004, New Common is quoted in the over the counter pink sheets under the symbol “KGHI.PK”.  At March 23, 2005, there were 943 shareholders of record of the New Common.

The following table sets forth the high and low sale prices for the New Common as reported on the Over-the-Counter Bulletin Board.

	2004		2003
	High	Low	High	Low
Year Ended December 31,
First Quarter	$24.00	$19.00	$8.00	$4.70
Second Quarter	27.00	21.00	13.00	6.10
Third Quarter	26.50	24.00	21.50	12.20
Fourth Quarter	27.00	23.00	22.80	15.00

Our Transfer Agent and Registrar is EquiServe Trust Company, N.A, P.O. Box 219045, Kansas City, MO 64121-9045.  The Shareholder Relations telephone number is (816) 843-4299, the hearing impaired numbers are (800) 952-9245 and
(781) 575-2692 for callers outside of the United States, and the internet address is http://www.equiserve.com.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	(I) Number of securities to be issued upon exercise of outstanding options and warrants	(II) Weighted- average exercise price of outstanding options and warrants	(III) Number of securities remaining available for future issuance under plans

Equity compensation plans approved by shareholders	—	—	150,000
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	150,000

Recent Sales of Unregistered Securities

During 2004, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

Item 6.                                                        Selected Consolidated Financial Data

Selected consolidated financial data of Kaiser Group Holdings, Inc. for the years ended December 31, 2004, 2003, 2002 and 2001 and of Kaiser Group International, Inc. for the year ended December 31, 2000, have been derived from our and/or Kaiser Group International, Inc.’s audited consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2004 Consolidated Financial Statements.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Successor Company				Predecessor Company
	2004	2003	2002	2001	2000
Statement of Operations Data:
Gross revenue	$1,036	$—	$—	$—	$271,385
Service revenue	288	—	—	—	76,018
Operating loss	(6,364)	(4,918)	(7,028)	(10,792)	(224)
Income (loss) from continuing operations before reorganization items, income taxes, minority interest, extraordinary items and cumulative effect of accounting change	9,110	11,028	29,165	7,657	(1,736)
Income (loss) before extraordinary items and cumulative effect of accounting change	7,375	4,368	18,343	(4,957)	29,762

Basic and Diluted Earnings per share:
Continuing operations before extraordinary items and cumulative effect of accounting change	$4.62	$2.92	$8.60	$1.92	$1.74
Discontinued operations, net of tax	—	(1.14)	0.31	(9.11)	(0.46)
Extraordinary items, net of tax	—	—	—	—	5.35

Total	$4.62	$1.78	$8.91	$(7.19)	$6.63

Weighted average common shares outstanding:
—basic	1,597	1,594	1,590	1,119	23,255
—diluted	1,597	1,594	1,590	1,119	23,255

	Successor Company
	2004	2003	2002	2001	2000
Balance Sheet Data (end of period):
Total assets	$72,714	$74,080	$96,195	$80,891	$106,168
Working capital	3,364	3,343	22,048	23,974	54,131
Long-term liabilities*	26,909	35,175	—	—	—
Mandatorily Redeemable preferred stock **	—	—	55,942	62,481	—
Shareholders’ equity	27,545	20,077	17,805	3,360	87,500

* After the adoption of FAS 150 on July 1, 2003, we reclassified mandatorily redeemable preferred stock from mezzanine equity to long term liabilities.  At December 31, 2004 and 2003, long term liabilities consist entirely of mandatorily redeemable preferred stock.

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

Since the financial information as of and subsequent to December 31, 2000, has been prepared as if it is of a new reporting entity and is not comparable to that of previous years, a black line has been used to separate new entity information from prior entity information.  Financial information with regard to activity occurring prior to December 31, 2000, has been marked as “Predecessor”, and financial information with regard to activity as of December 31, 2000, and thereafter is marked herein as “Successor”.

The value of the emerged enterprise used for fresh start reporting as of December 31, 2000, was $87.5 million and was determined by management with the assistance of independent advisors. The methodology employed involved estimation of enterprise value taking into consideration a discounted cash flow analysis.  The discounted cash flow analysis was based on a seven-year cash flow projection prepared by management, taking into consideration the terminal value of its assets and liabilities as of immediately prior to its emergence from bankruptcy on December 18, 2000. Terminal values of assets and liabilities were determined based either on contracted amounts, actuarial present values and/or management’s estimates of the outcome of certain operating activities. These post-emergent matters consist largely of the retained operations discussed in this Report. Net after-tax cash flows, assuming a 40% effective tax rate, were discounted at approximately 17% in order to take into consideration the risks and uncertainties inherent in such projections. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Estimates and assumptions regarding individual retained matters that form the collective composition of the overall enterprise value as of December 18, 2000, are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company. Accordingly, there may be differences between projections and actual results because events and circumstances frequently do not occur as expected and may be significant. More specifically, assumptions within the valuation related to the amount and timing of the ultimate performance and related cash flows of Kaiser-Hill have the greatest impact to the overall enterprise valuation.

Item 7.                                                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the four years since the Plan of Reorganization of Kaiser Group International, Inc. under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000, we have consummated the initial bankruptcy distributions to allowed claimholders, continued to progress in resolving remaining outstanding bankruptcy claims, managed our remaining assets, wound down unnecessary elements of previous activities and corporate structure, redeemed a significant portion of the number of New Preferred shares outstanding and formed two new business opportunities, Kaiser Analytical Management Services, Inc. and MS Builders Insurance Company.

Following the effectiveness of the Plan, we now have only a limited number of activities, assets and liabilities, primarily consisting of the following:

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

•                  We own a captive insurance company that has not been issuing new policies and has solely been involved in resolving remaining claims made against previously issued policies.  However, in the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of March 23, 2005, no new policies have been written.

•                  We have an ongoing obligation to fund a capped post-employment medical benefit plan for a fixed group of retirees.

•                  We formed Kaiser Analytical Management Services, Inc. (KAMS) in April 2004 to take over the operations of the Analytical Services Division of Kaiser-Hill Company, LLC.  KAMS provides analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.

Outlook

Potential Kaiser-Hill Distributions and the Nova Hut Disputes.  As we look forward, by far the most significant factor in determining the value of our common stock will be the performance of Kaiser-Hill and its success in collecting the fee that may be due to Kaiser-Hill from the DOE.  Although much less significant, another material uncertainty affecting our future results is the outcome of the disputes we have in arbitration with Nova Hut.

The timing and level of future distributions from Kaiser-Hill are subject to many uncertainties, but if Kaiser-Hill continues to perform in line with its current level of performance and progresses closer to Kaiser-Hill’s target closure of the site in late 2005 or early 2006 and that performance is recognized by the DOE, Kaiser-Hill’s fee payments from the DOE in respect of completion of the Closure Contract could be at the upper ranges of the fee potential under that contract.  At those levels of fee payments, we could receive from Kaiser-Hill, during the period of 2005 through physical project completion and the date Kaiser-Hill has been paid in full by DOE, cash distributions in a range as high as $100 million to $125 million.  This is not to predict actual distributions to us at these levels, but merely to outline what is possible in optimistic case scenarios.  There are many risks and uncertainties that could prevent the receipt of this level of distributions from Kaiser-Hill, and the timing of fee payments from the DOE to Kaiser-Hill that would enable such distributions is also subject to many uncertainties.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements.”

Apart from Kaiser-Hill, the principal uncertainty that will affect our performance is the outcome of our disputes with Nova Hut.  As discussed elsewhere, we have pending against Nova Hut an arbitration before the International Chamber of Commerce.  Our aggregate claims are for $67.5 million, and Nova Hut has asserted counterclaims of $49.7 million.  It is not possible to predict the outcome of these disputes, but we feel our claims are stronger than Nova Hut’s.  Our assessment could be wrong, but we are determined to see these disputes through to conclusion because we believe we are entitled to a substantial positive recovery.  The arbitration process is now underway.  At present, we do not expect to receive any recovery from Nova Hut until late 2005 at the earliest.

Possible Preferred Stock Redemptions.  In the fourth quarter of 2004, we received $7.0 million from Kaiser-Hill which was in line with prior years’ fourth quarter distributions of $7.4 million in the fourth quarter of 2003 and $6.7 million in the fourth quarter of 2002, but below our expectations previously reported in our September 30, 2004 Form 10-Q.  Because the actual fourth quarter distribution from Kaiser-Hill was below our expectations, we reduced the amount of our planned redemption of New Preferred to $10.0 million from $12.0 million, as previously reported in the September 30, 2004 Form 10-Q.  This $10.0 million redemption of our New Preferred will occur on April 22, 2005.

Our first quarter of 2005 distribution from Kaiser-Hill was $10.5 million and compares favorably to first quarter distributions in 2004 and 2003 of $3.5 million and $3.0 million, respectively.  We have no assurance that this level of distributions will continue in 2005.  However, based on progress to date in Kaiser-Hill’s performance under its Closure Contract with the DOE and assuming a continuation of that performance, we are optimistic that overall distributions in 2005 will exceed the $17.5 million that Kaiser-Hill distributed in 2004 and therefore enable us to redeem the majority of our New Preferred in 2005.

Possible Deregistration.  Based upon advice from our transfer agent, we reported in our September 30, 2004 Form 10-Q that we believed that we had fewer than 300 stockholders of record and, based upon that belief, on December 20, 2004 we filed a Form 15 with the Securities and Exchange Commission to deregister under the Securities Exchange Act of 1934.  After further review of our stockholder records, we now believe that we have in excess of 300 stockholders of record, and therefore, on February 17, 2005 we filed an Amended Form 15 with the Securities and Exchange Commission withdrawing the Form 15 filed with the Commission on December 20, 2004.

Continuing the commitment to reduce our overhead costs, on March 16, 2005 our Board formed a special committee to review options for reducing the number of stockholders of record to less than 300, which would allow us to proceed with the deregistration process.  If we are successful in reducing our number of stockholders below 300, we plan on filing a new Form 15 with the Commission.  This will suspend our reporting obligations under the Securities Exchange Act of 1934, meaning that we will no longer have to file with the Commission certain reports and forms, including Forms 10-K, 10-Q, 8-K and proxy statements.  If we were to deregister, we would continue to announce earnings and other developments on a quarterly basis, but the extent of our disclosures would be less detailed than would be the case if we were to remain registered.  We will announce by press release additional information concerning possible deregistration of the Company.

Corporate and Capital Structure.  In light of our history and current activities, our corporate and capital structures are not as tax-efficient as we would like.  We have evaluated from time to time both the possible refinancing of our New Preferred and possible changes to our corporate and tax structure.  Because of limitations on our ability to borrow and our view that we may be able to redeem the majority of the outstanding New Preferred by the end of 2005, we do not presently plan to attempt to refinance the New Preferred.  Similarly, because of tax law requirements, limitations in the New Preferred as to how we use available cash, and the nature of our shareholder base, we have not identified an alternative to our current corporate and tax structure that we believe is practical to effect.  As a result, we do not presently plan to attempt to effect changes to that structure.

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

Our accounting measurements that are most affected by our estimates of future events are:

•      Recoverability of accounts receivable, a contract receivable, notes receivable and accrued interest, and investments.

•      Income tax provision, deferred tax assets and liabilities.

•      Use of the equity method of accounting for Kaiser-Hill, an affiliate that we have the ability to significantly influence but not control.  In accordance with the equity method of accounting, we record our proportionate share of the affiliate’s income or losses.  The difference between the carrying value of the joint venture investment and our underlying equity is amortized on a straight-line basis over the term of the joint venture investment, estimated at six years.

•                  Estimated fees on the Kaiser-Hill joint venture.   Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of judgment, including assumptions regarding future operations of Kaiser-Hill as well as general economic conditions.  In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Revenue recognition and our profitability from the Kaiser-Hill contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed, or progress under the contract is otherwise impeded.  Accordingly, our recorded revenues and gross profits from year to year can fluctuate significantly.   The Kaiser-Hill contract contains incentive provisions for increased or decreased revenue and profit based on actual performance against established cost targets and schedule-related goals.  Incentive fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria.  Should Kaiser-Hill fail to perform satisfactorily under its contract, previously recognized revenues could be reversed and/or future period revenues could be reduced.

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

Results of Operations

Years Ended December 31, 2004, 2003 and 2002

Equity Income In Earnings of Affiliate

Our major remaining source of income is a 50% ownership in Kaiser-Hill Company, LLC, which performs all elements of daily and long-term operations associated with the ultimate closure of the Department of Energy’s Rocky Flats site, including stabilizing and safely storing radioactive material, cleaning up areas contaminated with hazardous and radioactive waste, and restoring much of the 6,000-acre Rocky Flats site to its natural state for future use by the public.  The financial information contained herein for Kaiser-Hill is reflected on the equity basis.  Because Kaiser-Hill represents a significant portion of our financial position and results of operations, the audited financial statements of Kaiser-Hill are included in this report (see pages F-21 to F-31).

Closure Contract Provisions for Revenue and Performance Award

The economic terms of the Closure Contract provide that Kaiser-Hill will earn revenue equal to the actual cost of physical completion plus a performance fee based on a combination of factors involving the actual cost of completing the site closure project and the actual date of physical completion, both as compared to contracted targets.  On March 24, 2004 Kaiser-Hill received a contract modification that motivates safe continuing positive performance by increasing the maximum fee ceiling that may be earned under the Closure Contract.  The same contract modification reduces the minimum fee floor and includes other provisions related to work scope changes.  The total potential fee to be earned pursuant to the Closure Contract, as modified on March 24, 2004, ranges from $75.0 million to $560.0 million based on Kaiser-Hill’s cost to complete the site closure being within the range of completion cost of $3.1 billion and $4.9 billion, and completion at various dates between 2005 and 2007.  For project costs saved below the target level, Kaiser-Hill retains a varying percentage share, ranging from 20% to 30%, as additional incentive fee.  Similarly, for project costs incurred above a target level, Kaiser-Hill’s incentive fee is reduced by the 30% share.

Kaiser-Hill’s favorable performance on the Closure Contract since its inception in February of 2000 has resulted in a trend of cautious but continuously improving estimates of completion dates, cost estimates and potential fee earning opportunities.   As of December 31, 2004, Kaiser-Hill’s cost estimate to complete the project is $3.7 billion, with an estimated completion date of September 2006, resulting in a potential fee of $429.0 million.  As reflected in the “Outlook” discussion above, Kaiser-Hill is targeting closure of the site in late 2005 to early 2006; however, these goals are subject to substantial risks, and the ability to accurately predict the ultimate results are highly uncertain.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements” below.  In the event that Kaiser-Hill is able to complete physical performance of the Closure Contract within cost and time thresholds that would yield fees in excess of the $429.0 million currently estimated, there may be uncertainty with regard to the timeframe of the actual receipt of such fees by Kaiser-Hill.  Additionally, there may remain significant uncertainties involving the timeframe necessary to completely “close-out” the contract with the Department of Energy as contract cost and compliance audits will be required.    Kaiser-Hill will continue to periodically consider the appropriateness of financial statement reserves to address the uncertainties associated with such matters.

For the years ended December 31, 2004, 2003 and 2002, we recorded our 50% equity in Kaiser-Hill’s income of $20.3 million, $20.0 million and $36.8 million, respectively.  Fluctuations in the Kaiser-Hill earnings between 2004, 2003 and 2002 are primarily due to the cumulative effects of accounting for periodic changes in the projected fee to be earned upon the completion of the project.  Kaiser-Hill’s estimate of the final gross performance fee to be earned upon completion of the contract has increased from $363.0 million to $388.0 million to $429.0 million as of December 31, 2002, 2003 and 2004, respectively.  The changes in estimate of the completion fees are typically generated during the fourth quarter of each year as management completes its annual assessment of project performance.  In addition to the changes in estimate, Kaiser-Hill released project contingency reserves during 2002 that had the effect of increasing their net earnings by more than just the change in fee estimate thus the larger net income fluctuation in 2002.

For the years ended December 31, 2004, 2003 and 2002, the equity income in earnings of affiliate is net of $3.5 million of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.  We increased the carrying value of this investment by $21.1 million as part of our adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the duration of the Kaiser-Hill closure contract with the DOE.

Closure Contract Billing Provisions

Since the inception of the Closure Contract in February 2000 through December 31, 2004, Kaiser-Hill has invoiced DOE for the performance fee based on the contract provisions, and has collected an aggregate of $160.1 million in fees from the DOE.

Fee payments made by DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by the DOE pursuant to the Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  Since inception of the Closure Contract through December 31, 2004, Kaiser-Hill has distributed $64.1 million to each of its two owners.

In the first quarter of 2005, acknowledging Kaiser-Hill’s continued favorable progression on the project, the DOE approved a non-recurring fee payment, which resulted in a first quarter 2005 distributions to each of its two owners of $10.5 million. For the remaining quarters of 2005, after adjusting for the effects of the 50% retainage holdback, Kaiser-Hill plans that its performance fee invoices to DOE will yield distributions of $3.5 million in each quarter to each of its two owners.  Similar to 2004 and 2003, Kaiser-Hill is anticipating that DOE will continue to acknowledge Kaiser-Hill’s favorable progress and approve an additional non-recurring fee payment during the fourth quarter of 2005.  Historically, the fourth quarter fee payment has ranged from an additional $10.0 million to $16.0 million above the typically recurring quarterly fee payment.  However, there are no assurances as to the amount or timing of any additional fourth quarter fee payment.

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

Gain on Demutualization and Gain on Sale of Security

During 2002, we sold our investment in Prudential Insurance Company common stock which resulted in a gain of $0.1 million which was recorded on sale of security.

Gain on Sale of Investment

On September 30, 2002, the terms of a settlement agreement with ICF Consulting Group, Inc. (ICF Consulting) were implemented.  Under this settlement, we restructured the ICF Consulting notes totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new subordinated promissory note of $6.4 million, resulting in a write-off of $0.8 million and establishment of a $0.5 million contingency reserve.  In return, ICF Consulting withdrew its claims against us, released cash in escrow totaling $0.8 million and purchased our 10% ownership in ICF Consulting, carrying value of $1.1 million, for $4.5 million.  We recorded a gain of $3.4 million on the sale of the investment in ICF Consulting.

Write-off of Notes Receivable and Accrued Interest

As a result of the above-mentioned settlement agreement with ICF Consulting in September 2002, we recorded the new ICF Consulting note of $6.4 million and wrote off the remaining balance in the notes receivable and accrued interest totaling $0.7 million.  In light of the fact that ICF Consulting had defaulted on the previously held ICF Consulting notes and the subordinated nature of the new note, we have also recorded a reserve of $0.5 million due to uncertainties as to the ultimate collectibility of the new note and accrued interest.

Interest Income

We earn interest on our available cash balances and on the note receivable from ICF Consulting (see above discussion related to settlement with ICF Consulting).  Interest income decreased 16% or $0.1 million in 2004, due to a decline in average cash balances.  Interest income increased nominally in 2003, in spite of a decline in average cash balances, due to a full year of accrual of interest on the ICF Consulting note receivable.

Administrative Expenses

Administrative expenses for the years ended December 31, 2004, 2003 and 2002 consisted largely of salaries, legal and professional fees incurred for activities associated with the bankruptcy proceedings or with winding down of historical operations as well as the cost to fund a certain retiree benefit commitment.  Administrative expenses for the year ended December 31, 2004 compared to December 31, 2003 increased nominally.  In September 2004, management made a series of personnel and other cuts in order to reduce administrative expenses in the future.  Administrative expenses for the year ended December 31, 2003 compared to December 31, 2002 declined by $2.1 million primarily due to a reduction in legal and professional fees incurred for bankruptcy claims resolution.  The expense for the retiree medical commitment remained relatively unchanged for the three years ended December 31, 2004, 2003, and 2002 at approximately $1.0 million per year.

Reserve for Settlement of Class 4 Claims

In the first quarter of 2004, we recorded $1.4 million liability for the remaining unresolved Class 4 claims.

Loss from Discontinued Operations

In addition to matters surrounding the resolution of the Nova Hut dispute, Discontinued Operations also reflects the net income statement activity resulting from the winding down of the discontinued engineering operations.  At December 31, 2003, based upon the lack of significant favorable developments with the Nova Hut claim in the prior two years and the time that has elapsed since completion of the project, the Company established additional reserves to further reduce the net carrying value of the remaining Nova Hut project to $3.0 million by recording an additional reserve of $3.0 million offset by an income tax benefit of $1.1 million, through a charge to “Loss from Discontinued Operations”.  This charge is offset by income from discontinued operations of $0.4 million from the collection of foreign accounts receivable, which had previously been fully reserved.

During 2002, we successfully prosecuted an aged claim against a former subcontractor and collected an account receivable,

from a previous foreign engineering project, that had previously been written off.  Net of legal fees, these activities resulted in the Company’s collection of $0.6 million.

Income Taxes

During 2004, we recognized a total income tax expense of $1.7 million allocable to the following results (in thousands):

Statements of Operations Category	Pre-tax Income/(Loss)	Applicable Income Tax (Expense)/Benefit
Income from continuing operations before income taxes	$9,110	$(1,735)
Income/(Loss) from discontinued operations	—	—
		$(1,735)

During 2003, we recognized a total income tax expense of $3.8 million allocable to the following results (in thousands):

Statements of Operations Category	Pre-tax Income/(Loss)	Applicable Income Tax (Expense)/Benefit
Income from continuing operations before income taxes	$11,028	$(4,827)
Income/(Loss) from discontinued operations	(2,956)	1,123
		$(3,704)

During 2002, we recognized a total income tax expense of $11.6 million allocable to the following results (in thousands):

Statements of Operations Category	Pre-tax Income/(Loss)	Applicable Income Tax (Expense)/Benefit
Income from continuing operations before income taxes	$29,165	$(11,319)
Income/(Loss) from discontinued operations	847	(350)
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

Liquidity and Capital Resources

Years Ended December 31, 2004, 2003 and 2002

Operating Activities:  We used $9.8 million in cash for operating activities in 2004, $10.2 million in 2003 and $6.3 million in 2002.  This use of cash included the following:

	2004	2003	2002
General and administrative costs incurred	$5,252	$4,918	$7,028
Payment of income taxes	1,916	4,010	930
Payment of dividends included in continuing operations	2,151	953	—
Other, net	482	358	(1,695)

Cash used for operating activities	$9,801	$10,239	$6,263

Investing Activities:  Our primary investing activity has been and will continue to be the receipt of funds from Kaiser-Hill.    During the years ended December 31, 2004, 2003 and 2002, Kaiser-Hill distributed $17.5 million, $16.4 million and $15.7 million, respectively, each to us and to the other 50% owner, CH2M Hill.  For the year ended December 31, 2003, we invested $1.0 million in a certificate of deposit.  This certificate of deposit matured in 2004 and was reinvested.  For the year ended December 31, 2002, we also received $4.5 million from the sale of our investment in ICF Consulting and $6.0 million from the sale of our Prudential securities.

Financing Activities:  Our primary financing activities have been the redemption of New Preferred in accordance with the terms of the Kaiser Group International Plan of Reorganization and the KGP put rights described in Note 8 to the Consolidated Financial Statements.  The schedule below identifies the redemptions of New Preferred and the source of funds utilized in the redemption.  During the years ended December 31, 2004 and 2003, we redeemed New Preferred as follows:

Date of Redemption	Use of Unrestricted Cash	Use of Reserve Fund Cash	Total Amount of Redemption	Number of Shares Redeemed
July 2004	$2,478	$512	$2,990	54,361
February 2004	2,599	2,677	5,276	95,932
October 2003	4,650	1,594	6,244	113,530
January 2003	5,233	8,913	14,146	257,200

As mentioned in “Outlook: Potential Kaiser-Hill Distributions and the Nova Hut Disputes” above, the timing and level of future distributions from Kaiser-Hill will impact our ability to redeem New Preferred in the future.

Prior to the adoption of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and  Equity”, effective July 1, 2003, dividends were not recorded as interest expense and were reflected below net income on the Consolidated Statements of Operations and were reflected in the Consolidated Statements of Cash Flows as a financing activity.  During the years ended December 31, 2003 and 2002 and prior to the above mentioned adoption of FAS 150, we paid $2.2 million and $4.2 million, respectively, in dividends on our preferred stock.  See “Operating Activities” above for the amount of preferred stock dividends paid after the adoption of FAS 150.

In 2003 we acquired 6,848 shares of New Preferred for $0.3 million and 2002 we acquired 119,587 shares of New Preferred for $4.0 million.  As a result of the Prudential stock sale and the sale of the investment in ICF Consulting discussed above, we are required, in accordance with the Plan, to use a portion of the proceeds from any asset sales solely for the redemption of the outstanding preferred stock.  Pursuant to this requirement, we earmarked approximately $4.5 million of the sale proceeds as reserve fund cash to be used for the future preferred stock redemptions.  This amount is included “Use of Reserve Fund Cash” in the schedule above detailing the New Preferred redemptions.

During 2004, approximately $40,000 was transferred from unrestricted cash to the reserve fund to reserve for the payment of pro forma dividends on unresolved claims.  During 2002, $0.8 million of restricted cash was released as a part of the settlement agreement with ICF Consulting and $0.6 million of restricted cash in our captive insurance company was released from restriction by the insurance regulators.

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

We have obligations to pay interest on outstanding preferred stock at December 31, 2004, which has been shown as interest expense effective July 1, 2003.  Accordingly, we are required to present the following table assuming that no additional preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, we are not representing intentions with regard to the timing of additional preferred stock redemptions). The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows (in thousands):

	Total	Less Than One Year	One to Three Years
Preferred Stock dividends	$5,651	$1,884	$3,767

The above table does not reflect the April 22, 2005 scheduled redemption of $10.0 million of New Preferred, or 181,818 shares.  The redemption of 181,818 shares will reduce our annual dividend requirement by $0.7 million.

Other Matters

We have various obligations and liabilities from our continuing operations, including general overhead expenses in connection with maintaining, operating and winding down various entities.  Additionally, we believe contingent liabilities may exist in the areas described in Note 15 to the Consolidated Financial Statements for the periods ended December 31, 2004, 2003 and 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities. In December 2003, FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. The Company adopted the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created before December 31, 2003, the Company will adopt FIN 46R in the first quarter of 2005, as required by FIN 46R.  The Company does not currently have any entities that would be considered variable interest entities under FIN 46R.

Adoption of FAS 123 (Revised):  In December 2004, the FASB issued FAS No. 123 (Revised) “Share-Based Payment,” which replaces FAS No. 123 and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. FAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  FAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. FAS 123(R) applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. FAS 123(R) also amends FAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  The Company will adopt FAS No. 123(R) on July 1, 2005 and management is currently assessing the impact on the Company’s consolidated financial statements.

On May 31, 2003, FASB issued FASB Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities — all of whose shares are mandatorily redeemable.  FAS 150 was to have been generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Recently, the FASB has deferred for an indefinite period the effective date for certain instruments and entities.  As discussed in Note 8 of the Consolidated Financial Statements, the Company has adopted the provisions of FAS 150 in the third quarter of 2003.

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

Item 8.                                                        Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data appear on pages F-1 through F-31 and S-1 through S-2 hereto.

Item 9.                                                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                                               Controls and Procedures

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.  There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                               Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, except that the information required by Item 10 with respect to executive officers of the Company is included in Item 4A of Part I of this Annual Report on Form 10-K.

PART IV

Item 15.                                                 Exhibits and Financial Statement Schedules

(a)          Documents filed as part of this Report

1.              Financial Statements

Consolidated Financial Statements of Kaiser Group Holdings, Inc. and Subsidiaries

a.	Report of Independent Accountants
b.	Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003
c.	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
d.	Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002
e.	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
f.	Notes to Consolidated Financial Statements

2.              Financial Statement Schedules

Supplemental Schedule Relating to the Consolidated Financial Statements of Kaiser Group Holdings Inc. and Subsidiaries for the years ended December 31, 2004, 2003 and 2002.

a.	Financial Statements of Kaiser-Hill Company, LLC as of December 31, 2004 and 2003 and for the three years ended December 31, 2002

b.	(i)	Report of Independent Accountants
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

10(a)  Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996)  (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

1.  Amendment No. 1 with the effective date of January 1, 1998  (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

2.  Amendment No. 2 with the effective date of January 1, 1996  (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

3.  Amendment No. 3 dated April 19, 1999.  (Incorporated by reference to Exhibit No. 10(b)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

4.  Amendment No. 4 dated June 25, 1999. (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10(b) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(c) ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

7.  Amendment No. 7 dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

8.  Amendment No. 8 dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2000 filed with the Commission on September 6, 2000)

9.  Amendment No. 9 dated June 19, 2003 (Incorporated by reference to Exhibit 10(c)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

10.  Amendment No. 10 dated March 17, 2004 (Incorporated by reference to Exhibit 10(c)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the first quarter of fiscal 2004 filed with the Commission on May 24, 2004)

10(d) Trust Agreement with Vanguard Fiduciary Trust Company dated as of August 31, 1995, for ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10(e)                      ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993) (and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 1994 filed with the Commission on October 15, 1993)

1.  Amendment No. 1 dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) for fiscal 1995 filed with the Commission on May 23, 1995)

2.  Amendment No. 2 dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

3.  Amendment No. 3 dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

4.  Amendment No. 4 dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

5.  Amendment No. 5 dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

6.  Amendment No. 6 dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

 7.  Amendment dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 30, 2001)

8.  Amendment No. 8 dated December 10, 2002 (Incorporated by reference to Exhibit 10(e)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

9.  Amendment No. 9 dated June 19, 2003 (Incorporated by reference to Exhibit 10(e)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2003 filed with the Commission on August 14, 2003)

10.  Amendment No. 10 dated March 17, 2004 (Incorporated by reference to Exhibit 10(e)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the first quarter of fiscal 2004 filed with the Commission on May 24, 2004)

11.  Amendment No. 11 dated November 11, 2004 (Incorporated by reference to Exhibit 10(e)(11) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the third quarter of fiscal 2004 filed with the Commission on November 15, 2004)

10(f)  Trust Agreement with Vanguard Fiduciary Trust Company dated as of March 1, 1989, for the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10(g) Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

1. Modification M116 to Contract #DE-AC34-00RF01904, effective March 24, 2004 (Incorporated by reference to Exhibit 10(g)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 30, 2004)

10(h)  Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(r) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

10(i) Subcontract between The S.M. Stoller Corporation and Kaiser Group Holdings, Inc. dated September 30, 2004 (Incorporated by reference to Exhibit No. 10(i) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) for the second quarter of fiscal 2004 filed with the Commission on August 13, 2004)

Exhibit No. 10—Material Contracts (management contracts, compensatory plans, or arrangements)

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

14(a)  Kaiser Group Holdings, Inc. Corporate Code of Conduct (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on January 13, 2004)

Exhibit No. 21 — Consolidated Subsidiaries of the Registrant as of March 1, 2005

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

KAISER GROUP HOLDINGS, INC.

By:	/s/ Douglas W. McMinn
Name: Douglas W. McMinn
Title: President and Chief Executive Officer

March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(1)  Principal executive officer

/s/ Douglas W. McMinn		March 29, 2005
Douglas W. McMinn	President and Chief Executive Officer

(2) Principal financial and accounting officer

/s/ Marian P. Hamlett		March 29, 2005
Marian P. Hamlett	Executive Vice President, Chief Financial Officer, and Assistant Treasurer

(3)  Board of Directors

/s/ Jon B. Bennett		March 29, 2005
Jon B. Bennett	Director

/s/ Douglas W. McMinn		March 29, 2005
Douglas W. McMinn	Director

/s/ Mark S. Tennenbaum		March 29, 2005
Mark S. Tennenbaum	Director

/s/ Frank E. Williams, Jr.		March 29, 2005
Frank E. Williams, Jr.	Director

Report of Independent Auditors

To the Board of Directors and

Shareholders of Kaiser Group Holdings, Inc.

We have audited the consolidated balance sheet of Kaiser Group Holdings, Inc and its subsidiaries (the Company) at December 31, 2004, and 2003, and the related consolidated statements of income and retained earnings and cash flows for each of the three years ended in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Kaiser-Hill Company, LLC and subsidiary, a 50 percent-owned limited liability corporation which is reflected in the Company’s consolidated balance sheet as an investment in and advances to affiliates constituting $42.2 million of the consolidated total assets as of December 31, 2004, and equity income in earnings of affiliates of $16.8 million for the year ended December 31, 2004.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kaiser-Hill Company, LLC and subsidiary, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Group Holdings, Inc and its subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America.

March 18, 2005
McLean, Virginia

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$12,728	$10,142
Certificate of deposit	1,006	1,009
Restricted cash and cash equivalents	3,931	7,049
Accounts receivable	217	—
Prepaid expenses and other current assets	742	971
Contract receivable, net	3,000	3,000
Total Current Assets	21,624	22,171

Other Assets
Investments in and advances to affiliates	45,094	45,788
Notes receivable	5,894	5,894
Other long-term assets	102	227
	51,090	51,909
Total Assets	$72,714	$74,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$169	$304
Post retirement benefit plan obligation	6,623	6,913
Other accrued expenses	4,620	4,432
Interest payable on preferred stock	313	409
Deferred tax liability	5,772	6,495
Income taxes payable	763	275
Total Current Liabilities	18,260	18,828

Long-term Liabilities
Mandatorily redeemable preferred stock	26,909	35,175

Commitments and Contingencies

Common stock, par value $.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,598,270 and 1,594,270 shares at December 31, 2004 and December 31, 2003, respectively	16	16
Capital in excess of par	8,063	7,975
Retained earnings	19,424	12,049
Accumulated other comprehensive income (loss)	42	37
Total Shareholders’ Equity	27,545	20,077
Total Liabilities and Shareholders’ Equity	$72,714	$74,080

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)

Gross Revenue	$1,036	$—	$—
Subcontract and direct material costs	748	—	—
Service Revenue	288	—	—
Operating Expenses
Reserve for settlement of remaining Class 4 claims	1,400	—	—
Administrative expenses	5,252	4,918	7,028
Operating Income (Loss)	(6,364)	(4,918)	(7,028)
Other Income (Expense)
Equity income in earnings of affiliate, net of amortization of $3,524 for each of the years ended December 31, 2004, 2003 and 2002	16,806	16,475	33,233
Gain on sale of investment	—	—	3,371
Gain on sale of security	—	—	106
Write-off of notes receivable and accrued interest	—	—	(1,320)
Other income	25
Interest income	698	833	803
Interest expense for preferred dividends	(2,055)	(1,362)	—
Income From Continuing Operations Before Income Tax	9,110	11,028	29,165
Income tax expense	(1,735)	(4,827)	(11,319)
Income From Continuing Operations	7,375	6,201	17,846
Income (Loss) from discontinued operations, net of tax	—	(1,833)	497
Net Income	7,375	4,368	18,343
Preferred stock dividends	—	(1,534)	(4,171)

Income Applicable to Common Shareholders	$7,375	$2,834	$14,172

Basic and Diluted Earnings Per Common Share:
Continuing operations, net of tax	$4.62	$2.92	$8.60
Discontinued operations, net of tax	—	(1.14)	0.31

Net Earnings Per Share	$4.62	$1.78	$8.91

Weighted average shares for basic and diluted earnings per common share	1,597	1,594	1,590

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Old Common Stock				Capital In Excess of Par	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive
		Par	New Common Stock
	Shares	Value	Shares	Par Value

Balance, December 31, 2001	—	$—	1,585,239	$16	$7,947	$(4,957)	$354
Net income	—	—	—	—	—	18,343	—
Issuances of new common stock	—	—	4,823	—	10	—	—
Issuance of preferred stock in settlement of allowed class 4 claims	—	—	—	—	(38)	—	—
Foreign currency translation Adjustment	—	—	—	—	—	—	7
Unrealized gain on securities Available for sale	—	—	—	—	—	—	(393)
Preferred stock dividends	—	—	—	—	—	(4,171)	—
Purchase of preferred treasury stock below liquidation value	—	—	—	—	2,594	—	—
Class 4 allowed claim settlements	—	—	—	—	(291)	—	—
Tax adjustment	—	—	—	—	(1,616)	—	—

Balance, December 31, 2002	—	$—	1,590,062	$16	$8,606	$9,215	$(32)
Net income	—	—	—	—	—	4,368	—
Issuances of new common stock	—	—	4,208	—	22	—	—
Foreign currency translation Adjustment	—	—	—	—	—	—	69
Preferred stock dividends	—	—	—	—	—	(1,534)	—
Purchase of preferred treasury stock below liquidation value	—	—	—	—	65	—	—
Class 4 allowed claim settlements	—	—	—	—	(1,158)	—	—
Tax adjustment	—	—	—	—	440	—	—

Balance, December 31, 2003	—	$—	1,594,270	$16	$7,975	$12,049	$37
Net income	—	—	—	—	—	7,375	—
Issuances of new common stock	—	—	4,000	—	88	—	—
Foreign currency translation Adjustment	—	—	—	—	—	—	5
Balance, December 31, 2004	—	$—	1,598,270	$16	$8,063	$19,424	$42

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2004	2003	2002

Net Income (Loss)	$7,375	$4,368	$18,343
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	5	69	7
Unrealized gain on securities, net of tax	—	—	(393)

Total Comprehensive Income (Loss)	$7,380	$4,437	$17,957

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Operating Activities
Net income	$7,375	$4,368	$18,343
Adjustments to reconcile net income (loss) to net cash Used in operating activities:
Loss of discontinued operations, net of tax	—	1,833	259
Gain on sale of investments	—	—	(3,371)
Deferred taxes related to continuing operating activities	(723)	1,518	10,746
Gain on sale of stock	—	—	(106)
Equity in unconsolidated affiliate	(16,806)	(16,475)	(33,233)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Accounts receivables, net	(217)	—	—
Prepaid expenses and other current assets	229	1,433	(561)
Accounts payable and accrued expenses	(237)	(2,558)	1,926
Income taxes payable	488	(365)	(498)
Other operating activities	90	7	232

Net Cash Used in Continuing Operating Activities	(9,801)	(10,239)	(6,263)
Investing Activities
Distributions from 50% owned affiliate	17,500	16,350	15,650
Purchase of certificate of deposit	(1,000)	(1,000)
Maturity of certificate of deposit	1,000
Proceeds from sale of investment	—	—	4,521
Proceeds from sale of securities	—	—	5,961
Net Cash Provided by Investing Activities	17,500	15,350	26,132
Financing Activities
Release of restricted cash	—	—	1,435
Transfer to restricted cash	(36)	—	(4,508)
Purchase of preferred treasury stock	—	(311)	(3,983)
Transfer from restricted cash for the redemption of preferred stock	3,189	10,507	—
Redemption of preferred stock	(8,266)	(20,390)	—
Payment of preferred stock dividends	—	(2,188)	(4,248)
Net Cash Used in Financing Activities	(5,113)	(12,382)	(11,304)
Increase (Decrease) in Cash and Cash Equivalents	2,586	(7,271)	8,565
Cash and Cash Equivalents at Beginning of Period	10,142	17,413	8,848

Cash and Cash Equivalents at End of Period	$12,728	$10,142	$17,413

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

•                  a new subsidiary, Kaiser Analytical Management Services, Inc. (“KAMS”), which we formed in April 2004 to take over the operations of the Analytical Services Division of Kaiser-Hill Company, LLC.  KAMS provides analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $126.0 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.6 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of March 23, 2005, the amount of unresolved claims was approximately $4.5 million. The Company expects to resolve the remaining claims by the end of 2005.  The Company currently believes that the total amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $142.0 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.

In the first quarter of 2004, the Company recorded a $1.4 million liability for future claim settlements based upon the Company’s estimate of unresolved claims settlements.  During the 2004, $0.4 million was charged against this liability, leaving a remaining balance of $1.0 million at December 31, 2004.

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

Revenue Recognition:  The Company earns its revenue from a monthly management fee plus profit sharing contract.  The company recognizes revenue earned from the monthly management fee for this contract on a straight-line basis and recognizes the profit sharing income as the income is earned.

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

The effect of preferred dividends of $1.5 million and $4.2 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the year ended December 31, 2003 and 2002, respectively. As discussed in Note 8, the Company adopted FAS 150 effective July 1, 2003.  Therefore, the $2.1 million for the year ended December 31, 2004 and $1.4 million of preferred stock dividends for the six months ended and December 31, 2003 have been shown as interest expense.

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

Cash Equivalents and Restricted Cash: The Company considers all highly liquid financial instruments purchased with maturities of three months or less at date of purchase to be cash equivalents. Restricted cash balances consisted of the following at December 31 (in thousands):

	2004	2003

Cash reserved for future claim settlements and accumulated dividends	$953	$1,349
Cash reserved for future New Preferred redemptions	—	2,756
Cash balances of wholly owned insurance subsidiary	2,978	2,944

	$3,931	$7,049

Supplemental cash flow information for the years ended December 31, is as follows:

	2004	2003
Cash payments for income taxes	$1,916	$4,010
Payment of preferred dividends included in continuing operations	2,151	953
Non cash transactions:
Issuance of New Common Stock to directors	88	22

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

Adoption of FIN 46:  In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities. In December 2003, FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. The Company adopted the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created before December 31, 2003, the Company will adopt FIN 46R in the first quarter of 2005, as required by FIN 46R.   The Company does not currently have any entities that would be considered variable interest entities under FIN 46R.

Adoption of FAS 123 (Revised):  In December 2004, the FASB issued FAS No. 123 (Revised) “Share-Based Payment,” which replaces FAS No. 123 and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. FAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  FAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. FAS 123(R) applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. FAS 123(R) also amends FAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  The Company will adopt FAS No. 123(R) on July 1, 2005 and management is currently assessing the impact on the Company’s consolidated financial statements.

Adoption of FAS 132 (Revised):  In December 2003, the FASB issued FAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FAS No. 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The Company has adopted the new SFAS No. 132(R) disclosure requirements for the year ending December 31, 2004.

Adoption of FAS 142:  The Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets effective January 1, 2002.  Under FAS 142, intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Recognized intangible assets with determinable useful lives will continue to be amortized.  The Company’s only intangible asset relates to its investment in Kaiser-Hill recorded upon the adoption of fresh-start reporting.  This intangible asset of $21.1 million is being amortized on a straight-line basis through 2006, which is the date currently estimated for Kaiser-Hill’s completion of the Closure Contract. Total accumulated amortization as of December 31, 2004 was $14.1 million.  The amortization expense associated with this intangible is recorded as a reduction to the equity income in earnings of affiliate on the consolidation statement of operations.  The estimate amortization expense for the remaining life of this intangible asset is:

Year ending December 31:	Amount
(dollars in thousands)
2005	$3,524
2006	3,524
$7,048

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period.  Such estimates include those related to allowances for contract, notes and accounts receivable and accrued interest, deferred tax assets and valuation allowance and other investments, assumptions used to determine the retiree medical obligation, the amortization period for the excess value attributed to the Kaiser-Hill investment and the remaining Allowed Claims. Actual results could differ from those estimates.

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificate of deposit and accounts receivable. The Company’s cash and cash equivalents and certificate of deposit are maintained in accounts held in major U.S. banks. Concentrations of credit risk relative to accounts receivable are related to our only source of revenue is derived from one contract with a U.S. company.

Reclassifications:   Certain reclassifications have been made to the prior-period financial statements contained herein in order to conform them to the 2004 presentation.

4.                                       Contract receivable

Contract receivable consists entirely of the net carrying value of the net assets of the Nova Hut project and were as follows at December 31:

	2004	2003

Cash	$22	$22
Letter of credit cash collateral drawn by Nova Hut	11,100	11,100
Retained accounts receivable	20,624	20,703
Subcontractor retentions and other accounts payable	(5,698)	(5,230)
	26,048	26,595
Allowance for estimated loss	(23,048)	(23,595)
	$3,000	$3,000

Although Old Kaiser sold its Metals Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut.  After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments.  Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due.  As of March 23, 2005, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights.  Until recently, the primary legal venue has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue.  Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution.  Kaiser Holdings filed a notice of appeal with the Third Circuit regarding this decision in favor of the IFC and on February 25, 2005, the Third Circuit overturned the District Court’s decision. The IFC has asked for a rehearing of the case by the Third Circuit.  With regard to the Nova Hut appeal, the District Court has ruled that U.S. Bankruptcy proceedings should be stayed pending completion of international arbitration proceedings.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in the amount of $51.1 million with the International Chamber of Commerce (“ICC”).  In November 2004, Kaiser Netherlands’ claim against Nova Hut was

amended to include late interest and other charges and now totals $67.5 million.   The arbitration panel has been constituted, and the proceedings have been initiated.  The earliest possible date for a final award ruling being issued is the last quarter of 2005.  Nova Hut has submitted a $49.7 million counterclaim against Kaiser Netherlands in these same ICC proceedings.

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

5.                                       Business Segments and Foreign Operations

The Company had no reportable segments at any time during 2004, 2003 or 2002.

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

6.                                       Joint Ventures and Affiliated Companies

The Company’s net investments in/or amounts due from joint ventures and affiliated companies totaled $45.1 million and $45.8 million at December 31, 2004 and 2003, respectively.

Kaiser Hill:   The Company accounts for its 50% ownership in the Kaiser-Hill Company LLC investment using the equity method.  At December 31, 2004 and 2003, the Company’s investment in Kaiser-Hill totaled $42.3 million and $43.0 million, respectively.  The difference between the Company’s carrying value of the investment in Kaiser-Hill and its 50% underlying equity in Kaiser-Hill’s net assets was $7.0 million and $10.6 million, respectively, as of December 31, 2004 and 2003 and is being amortized on a straight-line basis through 2006 (the date currently estimated for Kaiser-Hill’s completion of the Closure Contract.)

Summarized financial information of Kaiser-Hill Company was as follows as of December 31 (in thousands):

	2004	2003	2002

Current assets	$118,011	$117,714	$115,030
Non-current assets	132,224	114,701	78,734
Current liabilities	113,609	111,936	107,586
Non-current liabilities	66,134	55,647	28,644

Gross revenue	$651,851	$712,270	$732,718
Subcontracts and materials	(377,649)	(379,215)	(367,355)
Service revenue	274,202	333,055	365,363
Operating expenses	(233,574)	(293,056)	(291,986)
Other income (expense)	32	(1)	137
Net income	$40,660	$39,998	$73,514

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

With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility.  As of December 31, 2004 and 2003, Kaiser-Hill had no balances outstanding on its revolving credit.

Other:  In 1997, the Company purchased a 4% ownership interest in a limited liability company (the LLC) that leases the land and owns the buildings where the Company’s corporate headquarters were located.  Effective October 28, 2000, the Company negotiated a settlement with the other owners of the LLC resolving various issues between the Company and the other owners.  As a part of that resolution, the Company fixed the maximum amount of potential future recovery of the investment to $2.8 million at whatever time as the property is sold or refinanced.  At December 31, 2004 and 2003, the amount of the investment remains unchanged.

7.                                       Notes receivable

In June 2002, a settlement was reached between the Company and ICF Consulting, whereby the Company agreed to restructure the ICF Consulting notes totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new promissory note of $6.4 million (New Note) bearing interest at 8.5% per annum.  The New Note is subordinated to the rights to ICF Consulting’s senior bank lenders.  As a part of the settlement, ICF Consulting agreed to withdraw all claims against the Company, release cash in escrow totaling $0.8 million and purchase the Company’s 10% ownership in ICF Consulting, carrying value of $1.1 million, for $4.5 million.

At December 31, 2002, all terms of the settlement agreement between the Company and ICF Consulting had been implemented.   Due to uncertainties about the ultimate collectibility of the New Note and accrued interest, and considering the fact that ICF Consulting had defaulted on the previously held ICF Consulting notes, the Company has recorded a reserve of $0.5 million against the New Note.  There have been no changes to the status of this note receivable at December 31, 2004.

8.                                       Mandatorily Redeemable Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The Company had New Preferred outstanding with a liquidation preference of $26.9 million and $35.2 million, respectively, at December 31, 2004 and 2003, net of $5.6 million of treasury stock at both December 31, 2004 and 2003.  The New Preferred is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share. The New Preferred ranks ahead of the Company’s New Common.

The Company adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective July 1, 2003.  Due to the mandatorily redeemable feature of the New Preferred, described in greater detail below, the New Preferred has been reclassified from mezzanine equity to a long term liability on the consolidated balance sheet, and the preferred stock dividends have been reclassified to interest expense on the consolidated statement of operations effective July 1, 2003.  There was no transition adjustment recognized upon adoption of FAS 150.  There were 489,249 and 639,542 shares of New Preferred outstanding at December 31, 2004 and 2003, respectively, net of 101,471 treasury shares.  The New Preferred is shown at liquidation value of $55 per share.

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

The certificate of incorporation of the Company and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred without the consent of holders of at least two-thirds of the New Preferred.

Cumulative dividends, classified as interest expense subsequent to July 1, 2003, on the New Preferred are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of the Company on account of that affiliate’s ownership of shares of preferred stock. If the Company fails to pay a quarterly dividend when due, holders of New Preferred will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full.   The dividend due to holders of record on January 31, 2005, totaling approximately $0.5 million, was paid on February 7, 2005.  At December 31, 2004, in addition to the $0.4 million of cash reserves for unresolved claims, the Company had $0.5 million in cash reserved for the payment of accrued dividends on any future issuances of New Preferred issued as a result of remaining bankruptcy claims resolutions (any New Preferred issued as a result of claims resolutions also carries the right to dividends retroactively from April 17, 2001).

The New Preferred has a liquidation preference of $55 per share plus the amount of unpaid dividends, if any. Upon the liquidation or dissolution of the Company, each holder of New Preferred (other than an affiliate of the Company) is entitled to this per share liquidation preference before any holders of New Common or any other junior securities of the Company receive any payment for their shares. If, in a liquidation or dissolution setting, assets remaining after distribution to holders of debt and other obligations are insufficient to pay all holders of New Preferred the per share liquidation preference, then such assets will be distributed on a proportionate basis to the holders of New Preferred (other than affiliates of the Company) and any securities ranking on a parity with the New Preferred.

The Company has the option to redeem the New Preferred at any time, in whole or in part, at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. The Company is required to offer to purchase the New Preferred at 100% of the liquidation preference per share plus all accrued and unpaid dividends in connection with a change of control of the Company.  In addition, any net proceeds in excess of $3.0 million in a calendar year received by the Company or any of its direct or indirect subsidiaries from the disposition of assets to an unaffiliated party outside of the ordinary course of business must be used to redeem New Preferred at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends. Furthermore, to the extent that certain categories of cash are received from Nova Hut, such cash must be used to redeem New Preferred at a redemption price of 100% of the liquidation preference per share plus all accrued and unpaid dividends.

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

Upon exercise of a put, KGP will pay an exercising holder 100% of the liquidation preference of the New Preferred that is the subject of the KGP put rights, plus all accrued and unpaid dividends on the New Preferred. KGP will purchase shares of New Preferred on a pro rata basis based upon the number of shares of New Preferred as to which puts have been properly exercised, but only up to the amount of the available net after-tax proceeds from triggering events. KGP will not purchase any fractional shares. KGP put rights will not become exercisable more frequently than every 12 months unless the cumulative amount of available net after-tax proceeds from triggering events is at least $3 million. KGP put rights are transferable except that puts shall cease to be transferable if KGP determines that any further transfer would require registration of the puts as a class of securities under the Securities Exchange Act of 1934. The Company does not presently plan to arrange for trading of the KGP put rights on the NASD electronic bulletin board or otherwise.

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

As of March 23, 2005, the Company has redeemed the following shares of New Preferred (in thousands except share amounts):

Date of Redemption	Use of Unrestricted Cash	Use of Reserve Fund Cash	Total Amount of Redemption	Number of Shares Redeemed

July 2004	$2,478	$512	$2,990	54,361
February 2004	2,599	2,677	5,276	95,932
October 2003	4,650	1,594	6,244	113,530
January 2003	5,233	8,913	14,146	257,200

On March 16, 2005, the Company’s Board of Directors approved the redemption of $10.0 million of New Preferred, or 181,818 shares, on April 22, 2005. The entire redemption will be funded through the use of unrestricted cash.

9.             New Common Stock

The Company certificate of incorporation authorizes the issuance of 3,000,000 shares of New Common. Pursuant to the Company’s Plan, holders of Allowed Class 4 Claims and Allowed Class 5 Equity Interests are to receive shares of New Common Stock under the Plan.

In connection with its initial distribution out of bankruptcy on or about April 17, 2001, The Company issued to holders of Allowed Class 4 Claims one share of New Common for each $100.00 of such holder’s respective Allowed Class 4 Claim. Subsequent to April 17, 2001, 823 shares of New Common have been issued related to the settlement of claims.

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

All shares of New Common, at issuance, were duly authorized, fully paid and non-assessable. The holders of such shares will have no preemptive or other rights to subscribe for additional shares. The New Common has a par value of $0.01 per share. Based on its current estimates of the aggregate amount of Allowed Class 4 Claims and cash available for distribution, The Company expects to ultimately issue no more than 1,715,000 shares of New Common to holders of Allowed Class 4 Claims and Allowed Class 5 Equity Interests. See Note 14 below with respect to Bankruptcy Court ruling that could affect this estimate.

Old Kaiser never paid cash dividends on its Old Common. The Company anticipates that for the foreseeable future no cash dividends will be paid on the New Common and that The Company’ earnings will be utilized to redeem New Preferred or retained for use in the business. The Board of Directors of The Company will determine its dividend policy based on its results of operations, payment of dividends on, and redemption of, New Preferred, financial condition, capital requirements, and other circumstances.

10.           Leases

The Company has the following future commitments on material noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2004:

Year ending December 31:	Amount
(dollars in thousands)
2005	$48
2006	48
2007	24
$120

The total rental expense for all operating leases was $118,000 and $133,000 during the years ended December 31, 2004 and 2003.

11.           Income Taxes

The components of net income (loss) used to compute the (expense) benefit for income taxes for the years ended December 31 were as follows (in thousands):

	2004	2003	2002
Income from continuing operations before income taxes and minority interests:
Domestic	$9,110	$11,028	$29,165
Foreign	—	—	—
	$9,110	$11,028	$29,165

(Expense) benefit for income taxes:
Federal:
Current	$(2,941)	$(3,013)	$(243)
Deferred	1,492	(1,228)	(9,711)
	(1,449)	(4,241)	(9,954)

State:
Current	(462)	(248)	(121)
Deferred	176	(338)	(1,244)
	(286)	(586)	(1,365)

Foreign:
Current	—	—	—
Deferred	—	—	—
	$(1,735)	$(4,827)	(11,319)

The effective income tax (expense) benefit varied from the federal statutory income tax (expense) benefit because of the following differences (in thousands):

	2004	2003	2002

Income tax (expense) benefit computed at federal statutory tax rate	$(3,189)	$(3,860)	$(10,208)

Change in tax (expense) benefit from:
State income taxes	(343)	(381)	(886)
Valuation allowance	—	—	—
Business meals and entertainment	(33)	(27)	(26)
Restructuring costs	(1)	—	(36)
Penalties and fines	(4)	(92)	(32)
Lobbying costs	(15)	—	(72)
Reversals and other	259	10	(59)
Subsidiary and joint venture adjustments	2,310	—	—
Preferred Dividend	(719)	(477)	—
	1,454	(967)	(1,111)
	$(1,735)	$(4,827)	$(11,319)

The tax effects of the principal temporary differences and carryforwards that give rise to the Company’s net deferred tax asset (liability) are as follows (in thousands):

	2004	2003

Reserves for adjustments and allowances	$7,954	$8,045
Vacation and incentive compensation accruals	—	67
Investment in Kaiser-Hill	(12,281)	(12,693)
Write-down of other investments	(1,904)	(1,914)
Other	459	—
	$(5,772)	$(6,495)

The ability to derive future benefit from some of the elements contributing to the net deferred tax liability at December 31, 2004 is dependent on the Company’s ability to generate sufficient taxable income prior to expiration. In the fourth quarter of 2002, the Company determined that in addition to the reduction of tax carryforwards due to the bankruptcy exception of Internal Revenue Code (IRC) Sec. 382, the tax basis of various assets also was required to be reduced. This created a deferred tax liability that would be due upon disposition of the assets. The Company believes that the results of its future operations will be sufficient to assure utilization of the tax benefits prior to expiration.

In December 2000, the Chapter 11 bankruptcy reorganization of the Company caused a change in control under IRC Sec. 382. In 2001, the Company determined that the change in control met the stringent guidelines of the bankruptcy exception provided under the Internal Revenue Code. This resulted in the Company not being subject to the carryforward limitations of IRC Sec. 382. However, the Company was required to reduce certain carryovers that included net operating losses and credits. The Company offset the reduction of the carryforwards with the valuation allowance previously established for those carryforwards.

In 2003 the Company utilized its 2002 net operating loss carryforward of $1,511,000 and tax credit carryforward of $685,000.

12.           Retiree Benefit Plans

Post Employment Benefit Plan: As of December 31, 2004 the Company is required to continue to fulfill the provisions of a previously curtailed plan which provides certain medical and dental benefits to a group of retirees. All of the benefit is fully covered by the Company’s self-insurance. In respect to the retirees covered by the medical and dental self-insured plan, the benefits are funded to an insurance company as participants’ insurance claims are reimbursed. In respect to the retirees covered by a death benefit, the benefits are funded directly by the Company.

Because there are no new participants in this plan, there is no current service cost. The change in the status of the plan as of December 31 was as follows (in thousands):

	2004	2003

Benefit obligation at January 1,	$6,913	$7,193
Service cost	—	—
Interest cost	480	470
Benefits paid	(1,241)	(1,107)
Actuarial (gain) loss	715	925
Benefit obligation at December 31,	6,867	7,481
Unrecognized net gain (loss)	(244)	(568)
Net benefit obligation at December 31,	$6,623	$6,913

The net periodic postretirement benefit cost consists of the following:

	2004	2003	2002

Funded status:
Service cost	—	—	—
Interest cost	480	470	502
Amortization of prior service costs	—	—	—
Amortization of net (gain) loss	(189)	(200)	(200)
Net periodic postretirement benefit cost	$291	$270	$302

At December 31, 2004, the estimated future net benefit payments to be paid out in the next ten years are as follows:

2005	$905
2006	859
2007	815
2008	769
2009	722
2010 - 2014	2,903

The discount rate used in determining the expense was 6.0% for 2004 and 2003 and 6.5% for 2002. Pursuant to the terms of the plan obligations, changes in medical cost trend rates have no financial impact on the actuarial valuation as the cost of the benefit to the participant has exceeded the Company’s commitment. At December 31, 2004, there is a $244,000 unrecognized loss related to changes in actuarial assumptions. This loss will be amortized over three years.

13.           Benefits and Compensation Plans

The Company sponsors a 401(k) Plan that allows employees to defer portions of their salary, subject to certain limitations. Total expense for this plan for the years ended December 31, 2004 and 2003 was $0 and $177,000, respectively.

14.           Related party transactions

At December 31, 2004 and 2003, Kaiser Holdings had an outstanding receivable from Kaiser-Hill totaling $0 and $250,000 consisting of billings for contracted services.

At December 31, 2004 and 2003, the Kaiser Holdings has invested funds in certificates of deposit at a financial institution where one of Kaiser Holdings’ directors serves on the board. The certificates of deposits total $2.0 million and $1.0 million at December 31, 2004 and 2003, respectively. The certificates of deposit bear a market rate of interest.

During the years ended December 31, 2004, 2003 and 2002, Kaiser Holdings paid $281,000, $474,000 and $862,000, respectively, of legal fees to a law firm for which one of Kaiser Holdings’ directors is a partner.

15.           Other Contingencies

The Company has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising The Company. Additionally, the Company believes contingent liabilities may exist in the following areas:

Nova Hut

Although Old Kaiser sold its Metals Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut. After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments. Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. To date, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights. Until recently, the primary legal venue has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”). The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue. Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution. Kaiser Holdings filed a notice of appeal with the Third Circuit regarding this decision in favor of the IFC and on February 25, 2005, the Third Circuit overturned the District Court’s decision. The IFC has asked for a rehearing of the case by the Third Circuit. With regard to the Nova Hut appeal, the District Court has ruled that U.S. Bankruptcy proceedings should be stayed pending completion of international arbitration proceedings.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in the amount of $51.1 million with the International Chamber of Commerce (“ICC”). In November 2004, Kaiser Netherlands’ claim against Nova Hut was amended to include late interest and other charges and now totals $67.5 million.  The arbitration panel has been constituted, and the proceedings have been initiated. The earliest possible date for a final award ruling being issued is the last quarter of 2005. Nova Hut has submitted a $49.7 million counterclaim against Kaiser Netherlands in these same ICC proceedings.

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

16.           Selected Quarterly Financial Information (Unaudited)

For the year ended December 31, 2004:	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	524	512	—	—
Operating Income (Loss)	(1,043)	(860)	(1,816)	(2,645)
Income from continuing operations before income tax	2,583	3,109	2,149	1,269
Income (loss) from continuing operations	3,976	1,724	1,154	521
Net income (loss)	3,976	1,724	1,154	521
Net Income (Loss) Applicable to Common Shareholders	3,976	1,724	1,154	521

Basic and Diluted Earnings (Loss) Per Common Share:
Continuing operations, net of tax	$2.49	$1.08	$0.72	$0.33
Net Earnings (Loss) Per Common Share	$2.49	$1.08	$0.72	$0.33

For the year ended December 31, 2003:	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Operating Income (Loss)	69	(2,094)	(1,447)	(1,446)
Income from continuing operations before income tax	3,330	1,509	3,027	3,162
Income (loss) from continuing operations	1,799	617	1,866	1,919
Income (Loss) from Discontinued Operations, net of tax	(1,833)	—	—	—
Net income (loss)	(34)	617	1,866	1,919
Preferred stock dividends	—	—	(702)	(832)
Net Income (Loss) Applicable to Common Shareholders	(34)	617	1,164	1,087

Basic and Diluted Earnings (Loss) Per Common Share:
Continuing operations, net of tax	$1.12	$0.39	$0.73	$0.68
Discontinued operations, net of tax	(1.14)	—	—	—
Net Earnings (Loss) Per Common Share	$(0.02)	$0.39	$0.73	$0.68

For the year ended December 31, 2002:	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Operating Income (Loss)	(24)	(1,735)	(2,641)	(2,628)
Income (loss) from continuing operations before income tax	22,784	4,259	876	1,246
Income (loss) from continuing operations	13,867	2,783	497	699
Income (Loss) from Discontinued Operations, net of tax	694	—	(127)	(70)
Net income (loss)	14,561	2,783	370	629
Preferred stock dividends	(982)	(1,017)	(1,094)	(1,078)
Net Income (Loss) Applicable to Common Shareholders	13,579	1,766	(724)	(449)

Basic and Diluted Earnings (Loss) Per Common Share:
Continuing operations, net of tax	$8.11	$1.11	$(0.38)	$(0.24)
Discontinued operations, net of tax	0.43	—	(0.08)	(0.04)
Net Earnings (Loss) Per Common Share	$8.54	$1.11	$(0.46)	$(0.28)

The results of operations include the effects of the following non-recurring and unusual items:

2004: In the fourth quarter of 2004, income from continuing operations was favorably impacted by income tax credits and adjustments to subsidiary taxable income.

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

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2004 and 2003

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Members
Kaiser-Hill Company, LLC:

We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, members’ equity, and cash flows for the three-year period ended December 31, 2004. These consolidated financial statements and the supplementary consolidating information referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidating information based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

February 7, 2005

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

(Amounts in thousands of dollars)

	2004	2003
Assets

Current assets:
Cash and cash equivalents	$14,740	16,713
Current portion of unbilled contract receivables	101,327	99,956
Receivable from Members	1,483	566
Due from employees	3	—
Prepaid expenses and other current assets	458	479

Total current assets	118,011	117,714

Unbilled contract receivables, net of current portion	131,768	113,781
Prepaid expenses, long-term	376	752
Deferred financing costs, net of accumulated amortization of $445 and $357, respectively	80	168
	$250,235	232,415

Liabilities and Members’ Equity

Current liabilities:
Accounts payable and payables to subcontractors	$83,667	81,198
Current portion of employee incentive plan	11,031	12,167
Accrued vacation	9,806	10,550
Accrued salaries and employee benefits	6,541	6,807
Payable to Members	2,564	1,214
Total current liabilities	113,609	111,936

Employee incentive plan, net of current portion	66,134	55,647
	179,743	167,583
Members’ equity	70,492	64,832

Contingencies (note 7)

	$250,235	232,415

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands of dollars)

	2004	2003	2002

Gross revenue	$651,851	712,270	732,718
Subcontractor costs and direct material costs	(377,649)	(379,215)	(367,355)

Service revenue	274,202	333,055	365,363

Direct cost of service and overhead	(233,574)	(293,056)	(291,986)

Operating income	40,628	39,999	73,377

Other income (expense):
Interest income	132	113	232
Interest expense	(100)	(114)	(95)

Net income	$40,660	39,998	73,514

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Members’ Equity

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands of dollars)

	Kaiser KH Holdings, Inc.	CH2M HILL Constructors, Inc.	Total
Members’ equity, December 31, 2001	$7,660	7,660	15,320

Net income	36,757	36,757	73,514
Distributions	(15,650)	(15,650)	(31,300)
Members’ equity, December 31, 2002	28,767	28,767	57,534

Net income	19,999	19,999	39,998
Distributions	(16,350)	(16,350)	(32,700)
Members’ equity, December 31, 2003	32,416	32,416	64,832

Net income	20,330	20,330	40,660
Distributions	(17,500)	(17,500)	(35,000)
Members’ equity, December 31, 2004	$35,246	35,246	70,492

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands of dollars)

	2004	2003	2002
Cash flows from operating activities:
Net income	$40,660	39,998	73,514
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	88	86	88
Changes in assets and liabilities:
Increase in contract receivables	(19,358)	(37,927)	(44,331)
(Increase) decrease in receivable from Members	(917)	3,050	(2,424)
(Increase) decrease in due from employees	(3)	51	63
Decrease (increase) in prepaids and other current assets	21	(29)	1,664
Decrease (increase) in long-term prepaids	376	376	(1,128)
Increase (decrease) in accounts payable and payables to subcontractors	2,469	6,282	(19,792)
Increase in employee incentive plan	9,351	28,576	17,138
(Decrease) increase in other accrued expenses	(1,010)	(3,852)	848
Increase (decrease) in payable to Members	1,350	(3,269)	2,283

Net cash provided by operating activities	33,027	33,342	27,923

Cash flows from financing activities:
Distributions to Members	(35,000)	(32,700)	(31,300)
Proceeds from credit facility	81,100	71,300	37,700
Payments on credit facility	(81,100)	(71,300)	(37,700)

Net cash used in financing activities	(35,000)	(32,700)	(31,300)

Net (decrease) increase in cash and cash equivalents	(1,973)	642	(3,377)

Cash and cash equivalents, beginning of year	16,713	16,071	19,448

Cash and cash equivalents, end of year	$14,740	16,713	16,071

Supplemental cash flow information:
Cash paid for interest	$12	26	7

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(1)                     Organization

Kaiser-Hill Company, LLC and subsidiary (the Company) was formed on October 24, 1994. The principal business of the Company is to procure, execute, deliver, and perform under a contract with the Department of Energy (DOE) to manage the programs and facilities at Rocky Flats Environmental Technology Site (RFETS) in Golden, Colorado. The mission of the RFETS is directed toward cleanup, deactivation, and preparation for decontamination and disposition of these DOE facilities.

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

At December 31, 2004, the Company employed approximately 794 hourly workers and approximately 306 salaried workers. Approximately 70% of the hourly employees are represented by United Steel Workers of America under a collective bargaining agreement, which expires on January 15, 2007.

On January 24, 2000, the Company and the DOE entered into a new contract (the Contract) effective February 1, 2000. The Contract is in effect until the “physical completion” of the Rocky Flats Closure Project including, disposal of nuclear material, demolition of facilities, environmental remediation, disposal of waste, and completion of infrastructure and other general site operations. Under the Contract, the Company has the opportunity to earn an additional fee if the total costs incurred are below the Contract target cost or the completion of the site closure is before March 31, 2007. In addition, the Company can lose a portion of its fee if the costs exceed the Contract target cost or the site closure is after March 31, 2007. A contract modification signed in 2004 adjusted the maximum and minimum fee available, to be earned by the Company through the date of closure, to $560 million and $75 million, respectively.

(2)                     Significant Accounting Policies

(a)       Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform with current year presentation.

(b)       Revenue Recognition

Under the Contract, revenue is recognized using the percentage-of-completion method whereby revenue is accrued in an amount equal to cost plus management’s best estimate of incentive fees. Incentive fees are estimated based on projected total Contract costs and site closure date. The Company continually monitors its progress toward the completion dates and its estimated costs at completion and will modify its estimates of fees to be earned as needed. Changes in these estimates could have a significant effect on future earnings of the Company. During 2004, management revised its estimate of projected cost at completion based upon the Company’s current progress under the Contract. The new contract modification, and the change in estimate, resulted in approximately $45,000,000 of additional incentive fees to be recognized over the life of the Contract.

(c)        Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers cash in checking and short-term investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains its cash accounts primarily with banks located in Colorado, New York, and Washington, D.C. Cash balances are insured by the FDIC up to $100,000 per bank and cash equivalents are not insured by the FDIC. As of December 31, 2004, the majority of the cash balance was made up of cash equivalents.

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

(3)                     Related-Party Transactions

In 2004 and 2003, the Members were subcontracted by the Company to perform certain tasks under the Contract. The “Payable to Members” in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 consists of $-0- and $250,000, respectively, to Kaiser and $2,564,000 and $398,000, respectively, to CH2M HILL for these subcontracted tasks. These payables are noninterest bearing.

During 2003, CH2M HILL began providing information technology services for the Company at negotiated rates. Costs incurred related to work performed by CH2M HILL, the majority of which are reimbursable and billed under the Contract and relate to information technology services provided, were approximately $10,869,000 in 2004, $10,652,000 in 2003, and $473,000 in 2002.

In addition, the Company performed approximately $3,999,000 and $4,892,000 of services on behalf of CH2M HILL during 2004 and 2003, respectively.

(4)                     Contract Receivables

Contract receivables as of December 31, 2004 and 2003 primarily represent unbilled receivables due under the Contract. Unbilled receivables result from revenue and estimated fees that have been earned by the Company but not billed to the DOE as of the end of the period. Unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the current portion of unbilled receivables will be billed and collected in less than one year. Current unbilled receivables primarily represent allowable costs, including subcontractor costs, that have not been submitted to the DOE for payment. These costs cannot be invoiced to the DOE until payment has been made by the Company to the vendor. In addition, under the terms of the Contract, the Company receives a cash payment of 50% of the incentive fee due on a quarterly basis. These quarterly payments increased slightly during the last year and a lump sum additional fee payment was released at the end of the year, both are evidence of DOE’s recognition of accelerated work progress. The remainder of the incentive fee, based on projected costs at completion and final closure date, is to be paid by the DOE within 90 days after the completion of the Contract. As such, these amounts are classified as noncurrent in the accompanying consolidated balance sheets. As discussed above, any modifications or changes in the cost estimates or the site closure date will impact these outstanding amounts and could increase or decrease such amounts.

As of December 31, 2004 and 2003, the Company has $131.8 million and $113.8 million, respectively, of long-term unbilled receivables that represent incentive fee under the Contract. These can be billed at the completion of the Contract. In addition, the Company has current unbilled receivables of $101.3 million and $100.0 million as of December 31, 2004 and 2003, respectively. This is comprised of $8.1 million and $7.9 million, respectively, of incentive fees and $93.2 million and $92.1 million, respectively, of direct reimbursable costs under the Contract. All of these amounts are expected to be billed in early 2005.

The Company’s Contract receivables result primarily from its long-term Contract with the DOE. As a consequence, management believes that credit risk is minimal.

(5)                     Employee Incentive Plan

In connection with the closure Contract with the DOE, the Company implemented an employee incentive plan. There are two components to the plan. The first component represents a cash bonus, which is earned and paid annually. The second component represents the issuance of performance units. These units are allocated to employees on an annual basis. The value of these units ultimately depends on the actual cost achieved and the closure date and range from $0 to approximately $1 per unit. Employees remain eligible for these units as long as they are employed by the Company or left in good standing, as defined. Payments made for performance units will be paid in cash at the end of the Contract.

As of December 31, 2004, the Company has issued approximately 64,288,000 performance units and the estimated value to be paid is accrued as employer incentive plan liability. The payments of the unit bonus will take place upon closure of the Contract, and therefore, the associated accrual is classified as a long-term employee incentive plan liability in the accompanying consolidated balance sheets.

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

(6)                     Business Loan and Security Agreement

The Company currently has a Business Loan and Security Agreement (the Agreement) with a bank. The term of the Agreement is through December 31, 2005. The Company, Kaiser, and CH2M HILL granted a first lien security interest to the bank in all of the ownership and equity interest of the Company. As of December 31, 2004 and 2003, the Company had no amounts outstanding under the Agreement.

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

The Agreement also contains various financial covenants, including tangible net worth, fixed charge ratio, and minimum cash balances requirements, among other restrictions. The Company was in compliance with all restrictive covenants at December 31, 2004.

(7)                     Contingencies

The Company’s reimbursable costs are subject to audit in the ordinary course of business by various U.S. government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

(8)                     Employee Benefit Plans

In accordance with the Contract, the Company participates in several multiple employer benefit plans covering substantially all employees who meet length of service requirements. These plans include a defined benefit pension plan and two defined contribution plans, the latter of which provide for Company matching contributions. Additionally, in 2004 the Company assumed responsibility for a second defined benefit pension plan for the Security Police Officers previously provided by subcontract. The Company contribution amounts for the defined contribution plans were approximately $1,070,000 and $1,227,000 for 2004 and 2003, respectively. During 2004, the Company made combined contributions to the defined benefit pension plans of $4,842,000. No amounts were contributed to the defined pension benefit plan during 2003 because the current level of funding did not require contributions to be made.

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

Report of Independent Accountants on

Financial Statement Schedule

To Board of Directors and

Shareholders of Kaiser Group Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 18, 2005 appearing in the 2004 Annual Report to Shareholders of Kaiser Group Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

March 18, 2005

S-1

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

(in thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions	Balance at the End of Period

Year Ended December 31, 2004 Deducted from asset account:
Allowance for doubtful accounts	$548	$—	$—		$—	$548

Discontinued operations	23,595	—	—		(547)	$23,048

	$24,143	$—	$—		$(547)	$23,596

Year Ended December 31, 2003 Deducted from asset account:
Allowance for doubtful accounts	$548	$—	$—		$—	$548

Discontinued operations	17,253	3,000	3,342	(1)	—	$23,595

	$17,801	$3,000	$3,342		$—	$24,143

Year Ended December 31, 2002 Deducted from asset account:
Allowance for doubtful accounts	$—	$—	$548	(1)	$—	$548

Discontinued operations	20,105	—	—		(2,852)	$17,253

	$20,105	$—	$548		$(2,852)	$17,801

(1) Reflects reclassified additions to reserves.

S-2