Form 10-K/A
period 2004-12-31
KAISER GROUP HOLDINGS INC
filed 2005-04-29
CIK 856200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

As of April 26, 2005, there were 1,601,270 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/ A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Kaiser Group Holdings, Inc. (the “Company”), as filed by the Company on March 29, 2005 (the “Report”), and is being filed solely for the purpose of providing information required by Part III, Item 10 through Item 14 which the Company originally intended to incorporate by reference from the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders.  The reference on the cover of the Report to the incorporation by reference of the Company’s definitive proxy statement into Part III of the Report and in Part III of the Report is hereby amended to delete that reference.  This Report also includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934 for amendments.  Except as otherwise expressly stated herein, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Jon B. Bennett, 49, director of Kaiser Holdings, has been a Director of Information Management at Devens Reserve Forces Training Area, a Department of the Army installation, since 1998.  Mr. Bennett has been a director of Kaiser Holdings since December 18, 2000.  Mr. Bennett was Systems Administrator and Analyst at the then Fort Devens from 1995 to 1997, and was the senior Budget Analyst at Fort Devens from 1990 to 1995.  Mr. Bennett graduated from Bucknell University (B.A.).  Entities managed by Bennett Management Corporation, which is controlled by Mr. Bennett’s brother, James Bennett, are significant holders of the Preferred Stock and Common Stock issued by Kaiser Holdings in April 2001, as a result of being significant holders of subordinated notes of Kaiser Group International, Inc. (“Old Kaiser”).  Mr. Bennett owns 1,000 shares of Common Stock and no shares of Preferred Stock.

Douglas W. McMinn, 57, has been President and Chief Executive Officer of Kaiser Holdings since September 2004.  Mr. McMinn has been a director of Kaiser Holdings since September 2004 and also serves on the Board of Managers of Kaiser-Hill Company, LLC.  Mr. McMinn has been a senior officer of the Company and its predecessors for more than 17 years.  Mr. McMinn is the Chief Executive Officer of Global Trade & Invest, Inc., a firm which he co-founded to engage in international trading activities and to provide consulting assistance to companies doing business internationally.  Mr. McMinn served in the United States Government as a staff member in the National Security Council and as an Assistant Secretary of State for Economic and Business Affairs, U.S. Department of State.  Mr. McMinn owns 1,000 shares of Common Stock and no shares of Preferred Stock.

Mark S. Tennenbaum, 45, has been a director of Kaiser Holdings since September 2004.  Mr. Tennenbaum is a private investor. Mr. Tennenbaum was chief financial officer and co-founder of FrontBridge Technologies, Inc.  Prior to FrontBridge Technologies, Inc., Mr. Tennenbaum served as chief financial officer of SoftAware Networks, Inc.  Mr. Tennenbaum owns 200,000 shares of Common Stock and no shares of Preferred Stock.  Entities controlled by Mr. Tennenbaum’s father, Michael E. Tennenbaum, are significant holders of the Company’s Common Stock and Preferred Stock.

Frank E. Williams, Jr., 70, Chairman of the Board of Directors of Kaiser Holdings, currently serves as chairman and principal owner of Williams Enterprises of Georgia, Inc., a holding company controlling six subsidiaries active in various facets of the steel industry.  In addition, Mr. Williams serves as Chairman, CEO, and 50-percent owner of Williams & Beasley Co., a major erector of steel products in the Southwestern US, and Chairman and a major shareholder of Wilfab, Inc., a fabricator of structural steel.  Mr. Williams serves as a member on the Board of Directors of Harbor Capital National Bank and Diamond Head Casino Corporation.  Mr. Williams is also Managing Partner and principal owner of Structural Concrete Products LLC (SCP), a manufacturer of prestressed concrete building systems, and of Industrial Alloy Fabricators (IAF), a fabricator of alloy plate products for the pulp and chemical industries.  Mr. Williams previously founded and served as President, CEO and Chairman of Williams Industries, Inc. of Falls Church, Virginia, a public Nasdaq-listed company that owns five subsidiaries active in the steel industry, including Williams Bridge Co., one of the largest fabricators of steel plate for bridge structures in the Mid-Atlantic region.  Mr. Williams currently serves as a director of Williams Industries, Inc.  Mr. Williams owns 17,012 shares of Common Stock and 6,097 shares of Preferred Stock.

Marian P. Hamlett, 43, is Executive Vice President and Chief Financial Officer.  Prior to becoming Executive Vice President and Chief Financial Officer, Ms. Hamlett served as Corporate Controller of the Company since January 2001.  From 1995 to 2001, Ms. Hamlett owned her own Certified Public Accounting firm and provided various consulting services.  Ms. Hamlett also worked in venture capital and financial services fields.  Ms. Hamlett was a manager with Deloitte and Touche from 1985 to 1991 and graduated from Texas Christian University (B.B.A.).  Ms. Hamlett owns no shares of Common or Preferred Stock.

Audit Committee

The Audit Committee is responsible for the selection, and reviews and accepts the reports, of the Company’s independent accountants.  The Audit Committee met seven times during the year ended December 31, 2004.  At the present time each member of the Audit Committee is “independent” as defined under the National Association of Securities Dealers (“NASD”) listing standards. The Company’s Board of Directors has determined that it does not have an “audit committee financial expert,” as defined in applicable rules of the SEC, serving on its audit committee at the present time.  Given the small size of the Board, the Company’s limited operations, and the nature and number of its stockholders, the Board has determined that it is not necessary to have an audit committee financial expert at the present time.  The Board of Directors may consider adding a person who would qualify as an audit committee financial expert to the Board and audit committee in the future.

Section 16(a) Beneficial Ownership and Reporting Compliance

The Commission requires public companies to tell their shareholders when certain persons fail to report their transactions in the company’s equity securities to the Commission on a timely basis. Based upon a review of Commission Forms 3, 4, and 5 furnished to the Company, and based on representations that no Forms 3, 4, and 5 other than those already filed were required to be filed, the Company believes that all Section 16(a) filing requirements applicable to officers, directors and beneficial owners of more than 10% of the equity securities of Kaiser Holdings were satisfied with respect to the year ended December 31, 2004 except that, due to the expiration of the Commission electronic access codes and the delay in obtaining the new codes, a Form 4 reporting the purchase of 1,000 shares of common stock by Mr. Williams was filed four weeks late by his accountant.  A Form 4 reporting the sale of 500 shares of Common Stock filed on March 18, 2005 and a Form 4 reporting the sale of 1,250 shares of Common Stock filed on April 29, 2005 were also filed late for Mr. Bennett due to the Company not being notified of the transactions.

Corporate Governance Principles and Code of Conduct

The Company’s Board of Directors has adopted Corporate Governance Principles for the Board of Directors and a Corporate Code of Conduct, including Policies on Securities Law Compliance and Transactions in Company Securities. The Code of Conduct applies to all employees, officers and directors and includes, but is not limited to, the substance of the code of ethics required by applicable Commission rules.  Copies of these documents were filed as Exhibits to a Current Report on Form 8-K filed with the Commission on January 13, 2004.

Item 11.  Executive Compensation

Summary Compensation Table

                The following table shows the compensation received by each person who served as an executive officer of the Company during 2004, and the executive officers that were serving as of December 31, 2004.

	Annual Compensation				All Other Compensation
Name, Principal Position and Period Ended December 31,	Salary ($)	Bonus ($))	Other Anual Compensation

Douglas W. McMinn, President and Chief Executive Officer (a)
2004	$191,542	0	0		$28,000	(b)
2003	—	—	—		—
2002	—	—	—		—

Marian P. Hamlett, Executive Vice President and Chief Financial Officer (c)
2004	$146,077	0	0		$28,000	(d)
2003	—	—	—		—
2002	—	—	—		—

John T. Grigsby, Jr. (e)
2004	$228,469	$450,000	$22,000	(f)	$28,000	(i)
2003	$210,000	$202,600	$5,400	(g)	$28,000	(i)
2002	$213,461	$250,000	$4,900	(h)	$28,000	(i)

Marijo Ahlgrimm (j)
2004	$23,431	0	0		$16,736	(k)
2003	$19,148	0	0		$15,231	(k)
2002	$27,856	0	0		$6,964	(k)

(a)           Mr. McMinn was appointed as President and Chief Executive Officer of the Company on September 9, 2004.  Compensation for Mr. McMinn prior to 2004 is not presented. Mr. McMinn does not have an employment agreement with the Company.

(b)              The amount shown under “All Other Compensation” for Mr. McMinn relates to the Company match under the Company’s Section 401(k) Plan.

(c)           Ms. Hamlett was appointed as Executive Vice President and Chief Financial Officer of the Company on April 15, 2004.  Compensation for Ms. Hamlett prior to 2004 is not presented. Ms. Hamlett does not have an employment agreement with the Company.

(d)              The amount shown under “All Other Compensation” for Ms. Hamlett relates to the Company match under the Company’s Section 401(k) Plan.

(e)              Mr. Grigsby served as President and Chief Executive Office of the Company until September 9, 2004.

(f)                  Represents the fair market value of 1,000 shares of Common Stock granted to Mr. Grigsby on April 5, 2004.

(g)               Represents the fair market value of 1,000 shares of Common Stock granted to Mr. Grigsby on January 15, 2003.

(h)               Represents the fair market value of 2,000 shares of Common Stock granted to Mr. Grigsby on January 15, 2002.

(i)                   For a description of the terms of an employment agreement entered into between Mr. Grigsby and the Company, see the discussion under “Employment Contracts and Termination of Employment Arrangements” below.  The amounts shown under “All Other Compensation” for Mr. Grigsby comprise the following:

2004            $28,000                 Company match under the Company’s Section 401(k) Plan

2003            $28,000                 Company match under the Company’s Section 401(k) Plan

2002            $28,000                 Company match under the Company’s Section 401(k) Plan

(j)                   Ms. Ahlgrimm served as Executive Vice President and Chief Financial Officer until April 15, 2004.

(k)                The amounts shown under “All Other Compensation” for Ms. Ahlgrimm comprise the following:

2004            $16,736                 Company match under the Company’s Section 401(k) Plan

2003            $15,231                 Company match under the Company’s Section 401(k) Plan

2002            $6,964                   Company match under the Company’s Section 401(k) Plan

Option Grants in 2004 and Aggregated Option Exercises in 2004 and December 31, 2004 Option Values

There were no option grants to any of the named executive officers identified in the Summary Compensation Table on page 3 of this report during the year ended December 31, 2004.  There were no unexercised stock options outstanding for stock of the Company as of December 31, 2004.

Employment Contracts and Termination of Employment Arrangements

John T. Grigsby, Jr. resigned as President, Chief Executive Officer and director of the Company effective August 31, 2004.  As a result of his resignation, Mr. Grigsby’s employment agreement with the Company and John T. Grigsby, Jr. terminated on August 31, 2004.  In connection with his resignation, the Company and Mr. Grigsby entered into an agreement dated August 31, 2004 providing for Mr. Grigsby’s transition.

Douglas W. McMinn was elected President and Chief Executive Officer with the Company effective September 9, 2004 to fill the vacancy created by the resignation of John T. Grigsby, Jr.  The Company has not at this time entered into an employment agreement with Mr. McMinn in respect of his new positions.

Compensation of Non-employee Directors

Directors who are not employees of the Company (“Non-employee Directors”) are paid $1,000 for attendance at each meeting of the Board of Directors; they are paid $500 for attendance at each meeting of a committee of the Board of Directors of which the director is a member.  The Chairperson of each committee is paid $750 for attendance at each Board committee meeting. In addition, each Non-employee Director receives an annual retainer of $20,000, payable in advance in quarterly installments, and is reimbursed for expenses incurred in connection with Board service.  In January 2002 the Company adopted a practice of making annual grants of 1,000 shares of Common Stock to each member of the Company’s Board of Directors.  Such grants are made pursuant to the terms of the 2002 Equity Compensation Plan which was approved by the stockholders at the 2003 Annual Meeting.  Directors who are employees of the Company do not receive separate cash compensation for their service as directors.

Report of Compensation Committee

During 2004, the Compensation Committee was comprised of Messrs. Bennett (Chair) and Williams, both of whom are “independent” as defined in the NASD listing standards.

The Company’s employee compensation policy is tailored to its unusual circumstances, which involve principally the management and resolution of claims arising out of the continuing bankruptcy proceedings relating to International negotiations and proceedings relating to the Nova Hut project, and participating in the affairs of Kaiser-Hill Company, LLC.  The Company’s goal is to retain a sufficient number of employees necessary to carry out these activities and evaluate other opportunities the Company may want to pursue.  The Board of Directors and the Compensation Committee believe it is in the best interest of the Company to retain a small number of knowledgeable and appropriately incentivized key employees.

The Compensation Committee reviews the annual salary, incentive compensation and other benefits paid to the President and Chief Executive Officer and other persons designated as executive officers under applicable Commission rules and regulations.  In this connection, the Compensation Committee reviews the employment-related arrangements (both proposed and existing) with persons who are or will become executive officers.

The Compensation Committee annually reviews and approves the compensation of the Company’s President and Chief Executive Officer.

At this time Mr. McMinn’s compensation consists of a base annual salary of $225,000 and annual grants 1,000 shares of Common Stock.

The Compensation Committee has not yet reached a conclusion as to the appropriate incentive compensation program for Mr. McMinn.

Submitted by the Compensation Committee

Jon B. Bennett

Frank E. Williams, Jr.

Mark S. Tennenbaum

Comparison of Total Stockholder Return

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2004

The graph plots cumulative total return on a $100 investment in the Company’s Common Stock for the past five years.  The S&P 500 Index and group of peer issuers are shown for comparison and include reinvestment of dividends where applicable.  The peer issuers were selected because of the similarity of business elements and contracts held with the U.S. Department of Energy. These peer issuers include the following five companies:  Flour Corporation, Jacobs Engineering Group, Inc., The Shaw Group, Inc., TRC Companies, Inc. and Washington Group International, Inc.

Cumulative Total Return

	2000	2001	2002	2003	2004
Kaiser Group Holdings, Inc.*	$4.00	$8.61	$14.58	$59.72	$73.61
S&P 500	$0.90	$80.10	$62.39	$80.29	$89.02
Peer Issuers Only	$113.16	$110.68	$90.79	$127.22	$153.31
Peer Issuers plus Kaiser Group Holdings, Inc.	$112.98	$110.50	$90.72	$127.50	$153.67

*Prior to December 18, 2000, the financial performance is that of International

Item 12.  Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

A person is deemed to be a beneficial owner of the Company’s equity securities if that person has voting and/or investment power with respect to such equity securities or has the right to acquire such equity securities within 60 days.  The following table sets forth information regarding each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock and Preferred Stock of the Company.

Name and Address of Beneficial Owners of More Than 5% of the Common Stock of the Company	Amount and Nature of Beneficial Ownership of Shares of Common Stock of the Company		Amount and Nature of Bneficial Ownership of Shares of Preferred Stock of the Company (*Less than 1%)		Percent of Common Stock of the Company	Percent of Preferred Stock of the Company (*Less than 1%)
James D. Bennett
Bennett Restructuring Fund, L.P.
2 Stamford Plaza, Suite 1501
281 Tresser Boulevard
Stamford, CT 06901	219,848	(a)	104,562	(b)	13.7%	21.4%
Michael E. Tennenbaum
Tennenbaum & Co., LLC Q
11100 Santa Monica Boulevard, Suite 210
Los Angeles, CA 90025	752,899	(c)	157,122	(d)	47.0%	32.1%
John Hancock Financial Services, Inc.
John Hancock Place
P.O. Box 111
Boston, MA 02117	81,949	(e)	*		5.1%	*

(a)                                  The information with respect to 219,848 shares of Common Stock beneficially owned by James D. Bennett is based on a Report on Form 4 dated November 2002, which was filed with the Securities and Exchange Commission (“SEC”) on December 11, 2002.

(b)                                 The information with respect to 104,562 shares of Preferred Stock was reported to the Company by James D. Bennett on March 31, 2004.  Mr. Bennett declined to provide current ownership information of shares of Preferred Stock.

(c)                                  The information with respect to 752,899 shares of Common Stock beneficially owned by Michael E. Tennenbaum, including (1) 77,924 shares of Common Stock reported to be beneficially owned by Tennenbaum & Co., LLC, (2) 400,000 shares of Common Stock reported to be beneficially owned by Michael E. Tennenbaum 2002 Annuity Trust, and (3) 274,975 shares of Common Stock reported to be beneficially owned by Michael E. Tennenbaum and Suzanne S. Tennenbaum, trustees of the Tennenbaum Living Trust, is based on a Report on Form 4 dated April 3, 2003, which was filed with the Commission on April 3, 2003.

(d)                                 The information with respect to 157,122 shares of Preferred Stock beneficially owned by Michael E. Tennenbaum, including (1) 27,786 shares of Preferred Stock reported to be beneficially owned by Tennenbaum & Co., LLC, and (2) 129,336 shares of Preferred Stock reported to be beneficially owned by Michael E. Tennenbaum and Suzanne S. Tennenbaum, trustees of the Tennenbaum Living Trust, is based on a Report on Form 4 dated February 16, 2004, which was filed with the Commission on August 3, 2004.

(e)                                  The information with respect to 81,949 shares of Common Stock beneficially owned by John Hancock Financial Services, Inc. is based on a Report on Schedule 13G dated December 31, 2001, which was filed with the Commission on February 1, 2002.

The following table sets forth information regarding the beneficial ownership of shares of Common Stock and Preferred Stock by each director, by current executive officers named in the Summary Compensation Table on page 34 of this Report, and by all directors and current executive officers as a group.  The information set forth below is current as of April 27, 2005.

Certain Beneficial Owners of Shares of Common Stock of the Company	Amount and Nature of Beneficial Ownership of Shares of Common Stock of the Company (a)	Amount and Nature of Beneficial Ownership of Shares of Preferred Stock of the Company (a)	Percent of Common Stock of the Company (*Less than 1%)	Percent of Preferred Stock of the Company (*Less than 1%)
(i) Directors and Nominees for Director
Jon B. Bennett	1,000	0	*	*
Douglas W. McMinn	1,000	0	*	*
Mark S. Tennenbaum	200,000	0
Frank E. Williams, Jr.	17,012	6,097	*	*
(ii) Current Executive Officers
Douglas W. McMinn President and Chief Executive Officer	1,000	0	*	*
Marian P. Hamlett Executive Vice President and Chief Financial Officer	0	0	*	*
(iii) All Directors and Current Executive Officers as a Group (5 Persons)	219,012	6,097	*	*

(a)  All shares shown are held outright.

The information with respect to Mr. Tennenbaum’s beneficial ownership of 200,000 shares of Common Stock is owned indirectly by the Michael E. Tennenbaum 2002 Annuity Trust.

The information with respect to Mr. Williams beneficial ownership of 17,012 shares of Common Stock includes (1) 6,500 shares of Common Stock reported to be beneficially owned by Mr. Williams, (2) 1,312 shares of Common Stock reported to be beneficially owned by Williams Family Foundation, (3) 6,300 shares of Common Stock reported to be beneficially owned by Williams Family LP, (4) 600 shares of Common Stock reported to be beneficially owned by Mr. Williams as trustee for minor grandchildren, (5) 300 shares of Common Stock reported to be beneficially owned by Mr. Williams as executor of his father’s estate, and (6) 2,000 shares of Common Stock reported to be beneficially owned by Mrs. Williams.  The information with respect to Mr. Williams beneficial ownership of 6,097 shares of Preferred Stock includes (1) 761 shares of Preferred Stock reported to be beneficially owned by Mr. Williams, (2) 487 shares of Preferred Stock reported to be beneficially owned by Mrs. Williams, (3) 1,699 shares of Preferred Stock reported to be beneficially owned by Williams Family LP, (4) 150 shares of Preferred Stock reported to be beneficially owned by Mr. Williams as trustee for minor grandchildren, and (5) 3,000 shares of Preferred Stock reported to be beneficially owned by Williams Family Foundation.  This beneficial ownership information was reported to be beneficially owned by Mr. Williams is based on a Report on Form 4 dated February 14, 2005, which was filed with the Commission on February 17, 2005.

Item 13.  Certain Relationships and Related Transactions

At December 31, 2004 and 2003, the Company had invested funds in certificates of deposit at Capital Bank, a financial institution where one of the Company’s directors serves on the board.  The certificates of deposits total $2.0 million and $1.0 million at December 31, 2004 and 2003, respectively.  The certificates of deposit bear a market rate of interest.

During the years ended December 31, 2004, 2003 and 2002, the Company paid $281,000, $474,000 and $862,000, respectively, in legal fees to Squire, Sanders & Dempsey L.L.P., a law firm for which one of the Company’s directors was a partner.  Effective February, 2005, this individual no longer serves as a director of the Company.

Item 14.  Principal Accountant Fees and Services

Aggregate fees for professional services rendered by PricewaterhouseCoopers as of or for the years ended December 31, 2004 and 2003, were:

	Fiscal 2004	Fiscal 2003
Audit Fees
Annual audit of Kaiser Group Holdings, Inc. **	$80,000	$70,000
Audit of Kaiser Netherlands, BV **	—	5,117
Quarterly review procedures **	30,000	28,115
Registration Statement on Form S-8	—	1,000
	110,000	104,232
Tax Fees
Tax compliance work	—	10,003
Tax consulting — Canada	7,459	—
Other	—	720
	7,459	10,723

Total	$117,459	$114,955

** The amounts included in Audit Fees are the fees billed for the respective years for the annual audit of the Company’s financial statements and the review of quarterly financial statements and regulatory filings.  The amounts included in each of the other categories are the fees billed in the respective years.

The Audit Committee approved in advance the use of PricewaterhouseCoopers for the tax-related services referred to above.

Policies With Respect to Approval of Non-Audit Services

The Audit Committee’s responsibilities include review and pre-approval of all audit and non-audit services performed by the independent auditors.  In exercising that responsibility with respect to proposed engagements for non-audit services, the Audit Committee’s Charter requires the Committee to give paramount consideration to the question of whether the engagement of the independent auditors to perform those services is likely to create a risk that independence of the independent auditors may be compromised.  To that end, the Audit Committee endeavors to exercise its discretion in a manner that will avoid or minimize the risk of compromising the independence of the independent auditors.

The Audit Committee will typically be inclined to approve requests to engage the independent auditors to provide those types of non-audit services that are closely related to the audit services performed by the independent auditors, such as audit-related services, tax-compliance/return-preparation services, and “due diligence” services relating to transactions that the Company may be considering from time to time.  Because such non-audit services bear a close relationship to the audit services provided by the independent auditors, the Audit Committee believes that they will not ordinarily present a material risk of compromising the independence of the independent auditors, subject to the Audit Committee’s policy concerning the total amount payable to the independent auditors for non-audit services with respect to any fiscal year.

Between meetings of the Audit Committee, the Chairman of the Audit Committee is authorized to review and, where consistent with this policy, to pre-approve non-audit services proposed to be performed by the independent auditors that are budgeted for fees of $25,000 or less.  The Chairman shall report any pre-approval decisions to the Audit Committee as soon as practicable and in any event at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     Documents filed as part of this Report

1.  Financial Statements

None

2.  Financial Statement Schedules

None

3.  Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 31.3 — Certification of the Principal Executive Officer

Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

Exhibit No. 31.4 — Certification of the Principal Financial Officer

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

April 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)  Principal executive officer

/s/ Douglas W. McMinn		April 29, 2005
Douglas W. McMinn	President and Chief Executive Officer

(2) Principal financial and accounting officer

/s/ Marian P. Hamlett		April 29, 2005
Marian P. Hamlett	Executive Vice President, Chief Financial Officer, and Assistant Treasurer

(3)  Board of Directors

/s/ Jon B. Bennett		April 29, 2005
Jon B. Bennett	Director

/s/ Douglas W. McMinn		April 29, 2005
Douglas W. McMinn	Director

/s/ Mark S. Tennenbaum		April 29, 2005
Mark S. Tennenbaum	Director

/s/ Frank E. Williams, Jr.		April 29, 2005
Frank E. Williams, Jr.	Director