Form 10-Q
period 2005-03-31
KAISER GROUP HOLDINGS INC
filed 2005-05-16
CIK 856200

UNITED STATES

1SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 10, 2005, there were 1,601,270 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2005	December 31, 2004

ASSETS

Current Assets
Cash and cash equivalents	$20,283	$12,728
Certificate of deposit	1,011	1,006
Restricted cash and cash equivalents	3,988	3,931
Accounts receivable	223	217
Prepaid expenses and other current assets	994	742
Contract receivable, net	3,000	3,000
Total Current Assets	29,499	21,624

Other Assets
Investments in and advances to affiliates	38,820	45,094
Notes receivable	5,894	5,894
Other long-term assets	54	102
	44,768	51,090
Total Assets	$74,267	$72,714

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$152	$169
Post retirement benefit plan obligation	6,523	6,623
Other accrued expenses	4,532	4,620
Interest payable on preferred stock	303	313
Deferred tax liability	5,633	5,772
Income taxes payable	946	763
Total Current Liabilities	18,089	18,260

Long Term Liabilities
Mandatorily redeemable preferred stock	26,909	26,909

Commitments and Contingencies

Common stock, par value $.01 per share:
Authorized—3,000,000 shares Issued and outstanding—1,601,270 and 1,598,270 shares at March 31, 2005 and December 31, 2004, respectively	16	16
Capital in excess of par	8,141	8,063
Retained earnings	21,074	19,424
Accumulated other comprehensive income (loss)	38	42
Total Shareholders’ Equity	29,269	27,545
Total Liabilities and Shareholders’ Equity	$74,267	$72,714

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	For the Three Months ended March 31,
	2005	2004
	(Unaudited)

Gross Revenue	$520	—
Subcontract and direct material costs	347	—
Service Revenue	173	—
Operating Expenses
Administrative expenses	1,157	$1,245
Reserve for settlement of remaining class 4 claims	—	1,400
Operating Loss	(984)	(2,645)
Other Income (Expense)
Equity income in earnings of affiliate, net of amortization of $881 for the quarters ended March 31, 2005 and 2004	4,226	4,284
Interest income	190	175
Interest expense for preferred dividends	(464)	(570)
Other income	—	25

Income From Continuing Operations
Before income tax	2,968	1,269
Income tax expenses	(1,317)	(748)

Income Applicable to Common Shareholders	$1,651	$521

Basic and Diluted Earnings Per Common Share:
Continuing operations, net of tax	$1.03	$0.33
Discontinued operations, net of tax	—	—

Net Earnings (Loss) Per Share	$1.03	$0.33

Weighted average shares for basic and diluted earnings (loss) per common share	1,600	1,594

Comprehensive Income
Net Income	$1,651	$521
Other Comprehensive Income (Loss):
Change in cumulative foreign translation adjustment	(4)	2

Total Comprehensive Income	$1,647	$523

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months ended March 31,
	2005	2004
	(Unaudited)
Operating Activities:
Net income	$1,651	$521
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes related to continuing operating activities	(139)	(252)
Equity in earnings of affiliate	(4,226)	(4,284)
Changes in operating assets and liabilities:
Accounts receivable, net	(6)	—
Prepaid expenses and other current assets	(252)	(19)
Accounts payable and accrued expenses	(205)	924
Income taxes payable	183	859
Other operating activities	81	60
Net Cash Used in Operating Activities	(2,913)	(2,191)
Investing Activities:
Distributions from affiliate	10,500	3,395
Net Cash Provided by Investing Activities	10,500	3,395
Financing Activities:
Transfer from restricted cash for the redemption of preferred stock	—	2,646
Transfer to restricted cash	(32)	—
Redemption of preferred stock	—	(5,276)
Net Cash Used in Financing Activities	(32)	(2,630)
Increase (Decrease) in Cash and Cash Equivalents	7,555	(1,426)
Cash and Cash Equivalents at Beginning of Period	12,728	11,151
Cash and Cash Equivalents at End of Period	$20,283	$9,725

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

The accompanying consolidated financial statements of Kaiser Group Holdings, Inc. and subsidiaries (the Company), except for the December 31, 2004 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the March 31, 2005 financial statements.

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

Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy’s (DOE) Rocky Flats site near Denver, Colorado, for the performance of a contract for the closure of the site (the Closure Contract) (See Note 4 for summarized financial information).

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $126.0 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.6 million and issuances of 683 shares of New

Preferred and 823 shares of New Common. As of May 10, 2005, the amount of unresolved claims was approximately $4.5 million. The Company expects to resolve the remaining claims by the end of 2005.  The Company currently believes that the total amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $142.0 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.

In the first quarter of 2004, the Company recorded a $1.4 million liability for future claim settlements based upon the Company’s estimate of unresolved claims settlements.  During the 2004, $0.4 million was charged against this liability, leaving a remaining balance of $1.0 million at March 31, 2005.

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

The effect of preferred dividends of $0.5 million and $0.6 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively.

4.                                       Summarized Financial Information of Unconsolidated Affiliate

The Company owns 50% of Kaiser-Hill Company, LLC.  Summarized unaudited financial information of Kaiser-Hill Company was as follows as of March 31 (in thousands):

	2005	2004

Current assets	$125,529	$112,229
Non-current assets	124,153	121,410
Current liabilities	123,844	109,831
Non-current liabilities	66,134	55,647

Gross revenue	$173,371	$137,830
Subcontracts and materials	(119,068)	(84,152)
Service revenue	54,303	53,678
Operating expenses	(44,081)	(43,346)
Other income (expense)	(9)	(3)
Net income	$10,213	$10,329

5.                                       Mandatorily Redeemable Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The Company had New Preferred outstanding with a liquidation preference of $26.9 million at both March 31, 2005 and December 31, 2004, net of $5.6 million of treasury stock at both March 31, 2005 and December 31, 2004.  The New Preferred is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share. The New Preferred ranks ahead of the Company’s New Common.

The Company adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective July 1, 2003.  Due to the mandatorily redeemable feature of the New Preferred, described in greater detail below, the New Preferred has been reclassified from mezzanine equity to a long term liability on the consolidated balance sheet, and the preferred stock dividends have been reclassified to interest expense on the consolidated statement of operations effective July 1, 2003.  There was no transition adjustment recognized upon adoption of FAS 150.  There were 489,249 shares of New Preferred outstanding at March 31, 2005 and December 31, 2004, respectively, net of 101,471 treasury shares.  The New Preferred is shown at liquidation value of $55 per share.

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

Cumulative dividends, classified as interest expense subsequent to July 1, 2003, on the New Preferred are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of the Company on account of that affiliate’s ownership of shares of preferred stock. If the Company fails to pay a quarterly dividend when due, holders of New Preferred will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full. The dividend due to holders of record on April 30, 2005, totaling approximately $0.3 million, was paid on May 6, 2005.  At March 31, 2005, in addition to the $0.4 million of cash reserves for unresolved claims, the Company had $0.6 million in cash reserved for the payment of accrued dividends on any future issuances of New Preferred issued as a result of remaining bankruptcy claims resolutions (any New Preferred issued as a result of claims resolutions also carries the right to dividends retroactively from April 17, 2001).

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

The Company from time to time has received distributions from Kaiser-Hill that triggered the put rights — effectively requiring the Company to redeem certain New Preferred.  In addition, the Company had certain restricted cash balances available, which pursuant to the terms of its Plan of Reorganization are required to be used to redeem outstanding New Preferred.  Rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights after a trigger, the Company observed the requirements in the Plan of Reorganization to use certain restricted cash balances, and in the terms of the New Preferred, to use certain available cash, for preferred redemptions.  The Company believes this was a more cost-efficient manner of satisfying the obligations associated with the KGP put rights and plans to continue to use this redemption process to satisfy such obligations in the future.

As of May 10, 2005, the Company has redeemed the following shares of New Preferred (in thousands except share amounts):

Date of Redemption	Use of Unrestricted Cash	Use of Reserve Fund Cash	Total Amount of Redemption	Number of Shares Redeemed

April 2005	$10,000	$—	$10,000	181,818
July 2004	2,478	512	2,990	54,361
February 2004	2,599	2,677	5,276	95,932
October 2003	4,650	1,594	6,244	113,530
January 2003	5,233	8,913	14,146	257,200

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

Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due.  As of March 23, 2005, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights.  Until recently, the primary legal venue has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue.  Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution.  Kaiser Holdings filed a notice of appeal with the Third Circuit regarding this decision in favor of the IFC and on February 25, 2005, the Third Circuit overturned the District Court’s decision. The IFC’s request for a rehearing of the case by the Third Circuit was refused.  The IFC has now petitioned the Delaware Bankruptcy Court to stay proceedings pending completion of the Kaiser Netherlands-Nova Hut international arbitration proceeding. With regard to the Nova Hut appeal, the District Court has ruled that U.S. Bankruptcy proceedings should be stayed pending completion of international arbitration proceedings.

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

The components of “Contract receivable, net” consist entirely of the carrying value of the net assets of the Nova Hut project. Based on the Company’s continued concern over Nova Hut’s financial difficulties and the lack of a settlement resulting from an earlier bankruptcy court-sponsored mediation in the fourth quarter of 2003, the Company further reduced the carrying value of the remaining Nova Hut contract receivable from $6.0 million to $3.0 million by recording an additional reserve of $3.0 million, net of a $1.1 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  This reserve is in addition to a reserve recorded in 2001, which reduced the carrying value of the Nova Hut contract receivable from $21.6 million to $6.0 million by recording a reserve of approximately $9.8 million, net of a $5.8 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  These adjustments to the contract receivable carrying value were determined based on the Company’s late 2003 estimate of Nova Hut’s ability to pay such liability.

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

Under the Plan, Kaiser Group International, Inc. sold some of its businesses and made payments of cash and stock to various classes of creditors described in Note 2 to the Consolidated Financial Statements.  We now have only a limited number of activities, assets and liabilities, primarily consisting of the following:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy’s (DOE) Rocky Flats site near Denver, Colorado, for the performance of a contract for the closure of the site (the Closure Contract). See “Kaiser-Hill” below for additional information on Kaiser-Hill.

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

The timing and level of future distributions from Kaiser-Hill are subject to many uncertainties, but if Kaiser-Hill continues to perform in line with its current level of performance and progresses closer to Kaiser-Hill’s target closure of the site in the fourth quarter of 2005 and that performance is recognized by the DOE, Kaiser-Hill’s fee payments from the DOE in respect of completion of the Closure Contract could be at the upper ranges of the fee potential under that contract.  At those levels of fee payments, we could receive from Kaiser-Hill, during the period of 2005 through physical project completion and the date Kaiser-Hill has been paid in full by DOE, cash distributions in a range as high as $100 million to $125 million.  We are optimistic that overall distributions in 2005 may exceed $25.0 million.  This is not to predict actual distributions to us at these levels, but merely to outline what is possible in optimistic case scenarios.  There are many risks and uncertainties that could prevent the receipt of this level of distributions from Kaiser-Hill, and the timing of fee payments from the DOE to Kaiser-Hill that would enable such distributions is also subject to many uncertainties.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements.”

Apart from Kaiser-Hill, the principal uncertainty that will affect our performance is the outcome of our disputes with Nova Hut.  As discussed elsewhere, we have pending against Nova Hut an arbitration before the International Chamber of Commerce.  Our aggregate claims are for $67.5 million, and Nova Hut has asserted counterclaims of $49.7 million.  It is not possible to predict the outcome of these disputes, but we feel our claims are stronger than Nova Hut’s.  Our assessment could be wrong, but we are determined to see these disputes through to conclusion because we believe we are entitled to a substantial positive recovery.  The arbitration process is now underway.  At present, we do not expect to receive any recovery from Nova Hut until the first quarter of 2006 at the earliest.

Possible Preferred Stock Redemption.  Our first quarter of 2005 distribution from Kaiser-Hill was $10.5 million and compares favorably to first quarter distributions in 2004 of $3.5 million.  We have no assurance that this level of distributions will continue in 2005.  However, based on progress to date in Kaiser-Hill’s performance under its Closure Contract with the DOE and assuming a continuation of that performance, we are optimistic that overall distributions in 2005 will exceed $25.0 million and therefore enable us to redeem the majority of our New Preferred in 2005.

Proposed Reverse Split  Our New Common is currently registered under the Securities Exchange Act of 1934 (“Exchange Act”) and consequently we are subject to the Securities and Exchange Commission (“Commission”) reporting obligations of the Exchange Act.  On March 31, 2005 our Board unanimously ratified and approved a one for 20 reverse split of the Company’s New Common, with fractional shares receiving $29.25 per share.  The proposed split remains subject to stockholder approval.  We anticipate that the reverse split will reduce the number of record holders of New Common from approximately 1,180 to approximately 220, which will allow us to file to terminate our reporting obligations and continue future operations as a non-reporting company.  The reverse split will require that we amend the Company’s Certificate of Incorporation in Delaware which will be subject to a shareholder vote.

If we are successful in reducing our number of stockholders below 300, we plan on filing a Form 15 with the Commission.  This will suspend our reporting obligations under the Securities Exchange Act of 1934, meaning that we will no longer have to file with the Commission certain reports and forms, including Forms 10-K, 10-Q, 8-K and proxy statements.  It should be noted that on May 6, 2005, a motion for a stay of deregistration was filed in the Delaware bankruptcy court by the former shareholders of ICT Spectrum Constructors, Inc.  The bankruptcy court has not ruled on this matter.

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

Kaiser-Hill’s favorable performance on the contract since its inception in February of 2000 has resulted in a trend of cautious but continuously improving estimates of completion dates, cost estimates and potential fee earning opportunities.   As of March 31, 2005, Kaiser-Hill’s cost estimate to complete the project is $3.4 billion, with an estimated completion date of late 2005 or early 2006, resulting in a potential fee of $490 million.    Kaiser-Hill has goals of further improving its ultimate project performance; however, goals are not free of risk, and the ability to accurately predict the ultimate results are highly uncertain.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements” below.

For the three months ended March 31, 2005, the Company recorded its 50% equity in Kaiser-Hill’s income, recognizing $4.2 million, a nominal decrease of $0.1 million over the amount recorded for the three months ended March 31, 2004 indicative of Kaiser-Hill’s consistency in estimated costs and dates of completion of the Closure Contract during both quarters.

Closure Contract Billing Provisions

Since the inception of the Closure Contract in February 2000 through March 31, 2005, Kaiser-Hill has invoiced DOE for the performance fee based on the contract provisions, and has collected an aggregate of $181.1 million in fees from the DOE.

Fee payments made by DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by the DOE pursuant to the Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  Since inception of the Closure Contract through March 31, 2005, Kaiser-Hill has distributed $74.6 million to each of its two owners.  Adjusted for the effects of the 50% retainage holdback on its performance fee invoices, Kaiser-Hill expects that its performance fee invoices in 2005 to DOE will yield total distributions in excess of $17.5 million that was distributed to each of its two owners in 2004.  Similar to 2003 and 2004, Kaiser-Hill is anticipating that DOE will approve a non-recurring fee payment during the fourth quarter of 2005 acknowledging Kaiser-Hill’s continued favorable progression on the project.  Historically, the total fourth quarter fee payment has ranged from an additional $10.0 million to $16.0 million above the typically recurring quarterly fee payment.  However, there are no assurances as to the amount or timing of any additional fourth quarter fee payment.

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

In both of the three-month periods ended March 31, 2005 and 2004, the equity income in earnings of affiliate is net of $0.9 million of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.  We increased the carrying value of this investment by $21.1 million as part of our adoption of Fresh-Start reporting as of December 31, 2000 and will continue to amortize that difference over the estimated life of the Kaiser-Hill investment of approximately 6 years.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2005 and 2004 were $1.2 million.  We anticipate further declines in general and administrative spending as remaining litigation and bankruptcy claims are resolved and if our anticipated deregistration is successful.  Our cost to provide certain post-employment medical benefits to a capped group of retirees is also treated as an administrative expense.  In the three-month periods ended March 31, 2005 and 2004, the expense related to this plan was $0.2 million and $0.3 million, respectively.

Reserve for Settlement of Class 4 Claims

In the first quarter of 2004, we recorded $1.4 million liability for the remaining unresolved Class 4 claims.

Interest Income

In both the three months ended March 31, 2005 and 2004, interest income was $0.2 million.  For both the three months ended, March 31, 2005 and 2004, we recorded $0.1 million in interest income related to the ICF Consulting note.  The remaining amount of interest income resulted from interest earning bank balances.

Interest Expense

As a result of the adoption of FAS 150 effective July 1, 2003 and the classification of the Series 1 Redeemable Cumulative Preferred Stock (New Preferred) as a liability, preferred stock dividends of $0.5 million and $0.6 million, respectively, for the three months ended March 31, 2005 and 2004, have been shown as interest expense.

Income Tax Expense

For the three months ended March 31, 2005 and 2004, we recorded an income tax expense of $1.3 million and $0.7 million, respectively, on operating income from continuing operations of $3.0 million and $1.3 million, respectively.  Our effective income tax rate of 44% and 59%, respectively, for the three months ended March 31, 2005 and 2004, is reflective of the non-deductibility of certain expenditures for federal income tax purposes and the inclusion of $0.5 million and $0.6 million, respectively, of non-deductible preferred dividends on the New Preferred included in operating income due to the adoption of FAS 150 effective July 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $2.9 million of cash during the three months ended March 31, 2005 compared to $2.2 million for the three months ended March 31, 2004.  The $0.8 million increase in the use of cash for the three months March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to the increase of $1.0 million in the payment of income taxes in 2005 compared to income tax payments in 2004.

Investing Activities

We received $10.5 million in distributions from Kaiser-Hill during the period ended March 31, 2005 compared to $3.4 million in the period ended March 31, 2004.  The increase of Kaiser-Hill cash distributions is a result of the continued favorable progress in its performance and the DOE’s recognition of that progress.

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

We have obligations to pay dividends on outstanding preferred stock at March 31, 2005.  Accordingly, we are required to present the following table assuming that no preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, we are not representing intentions with regard to the timing of preferred stock redemptions).

However, this table does reflect that the Company redeemed a total of $10.0 million of New Preferred, or 181,818 shares, on April 22, 2005.  The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows (in thousands):

	Total	Less Than One Year	One to Three Years
Preferred Stock dividends	$3,255	$1,184	$2,071

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

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.  There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004.

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

14(a)  Kaiser Group Holdings, Inc. Corporate Code of Conduct (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on January 13, 2004)

Exhibit No. 21 — Consolidated Subsidiaries of the Registrant as of May 1, 2005

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

Date: May 16, 2005

/s/ Marian P. Hamlett
Marian P. Hamlett
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)