Form 10-Q
period 2005-06-30
KAISER GROUP HOLDINGS INC
filed 2005-08-15
CIK 856200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 10, 2005, there were 1,601,270 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,771	$12,728
Certificate of deposit	1,017	1,006
Restricted cash and cash equivalents	4,046	3,931
Accounts receivable	363	217
Prepaid expenses and other current assets	1,218	742
Contract receivable, net	3,000	3,000
Total Current Assets	27,415	21,624

Other Assets
Investments in and advances to affiliates	32,428	45,094
Notes receivable	5,894	5,894
Other long-term assets	43	102
	38,365	51,090
Total Assets	$65,780	$72,714

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$145	$169
Post retirement benefit plan obligation	6,423	6,623
Other accrued expenses	4,676	4,620
Interest payable on preferred stock	197	313
Deferred tax liability	6,028	5,772
Income taxes payable	666	763
Total Current Liabilities	18,135	18,260

Long Term Liabilities
Mandatorily redeemable preferred stock	16,909	26,909

Commitments and Contingencies

Common stock, par value $.01 per share:
Authorized—3,000,000 shares Issued and outstanding—1,613,270 and 1,610,270 shares at June 30, 2005 and December 31, 2004, respectively	16	16
Capital in excess of par	8,141	8,063
Retained earnings	22,538	19,424
Accumulated other comprehensive income (loss)	41	42
Total Shareholders’ Equity	30,736	27,545
Total Liabilities and Shareholders’ Equity	$65,780	$72,714

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004

Gross Revenue	$497	$—	$1,017	$—
Labor and subcontract costs	(334)	—	(681)	—
Service Revenue	163	—	336	—

Operating Expenses
Administrative expenses	1,399	1,816	2,556	3,061
Reserve for Settlement of Remaining Class 4 Claims	—	—	—	1,400
Operating Loss	(1,236)	(1,816)	(2,220)	(4,461)

Other Income
Equity income in earnings of affiliate, net of amortization of $881 for each of the three months ended June 30, 2005 and 2004 and $1,762 for each of the six months ended June 30, 2005 and 2004	4,108	4,322	8,334	8,606
Interest income	188	160	378	335
Interest expense for preferred dividends	(347)	(517)	(811)	(1,087)
Other income	—	—	—	25

Income from Continuing Operations Before Income Tax	2,713	2,149	5,681	3,418
Income tax expenses	(1,249)	(995)	(2,567)	(1,743)

Income Applicable to Common Shareholders	$1,464	$1,154	$3,114	$1,675

Basic and Diluted Income Per Common Share:
Continuing operations, net of tax	$0.91	$0.72	$1.93	$1.04
Discontinued operations, net of tax	—	—	—	—

Net Income Per Share	$0.91	$0.72	$1.93	$1.04

Weighted average shares for basic and diluted earnings per common share	1,613	1,609	1,613	1,608

Comprehensive Income
Net Income	$1,464	$1,154	$3,114	$1,675
Other Comprehensive Income (Loss):
Realization of gain on securities, net of tax	—	—	—	—
Change in cumulative foreign translation adjustments	3	(1)	(1)	1

Total Comprehensive Income	$1,467	$1,153	$3,113	$1,676

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months ended June 30,
	2005	2004
	(Unaudited)
Operating Activities:
Net income	$3,114	$1,675
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes related to continuing operating activities	256	(1,916)
Equity in earnings of affiliate	(8,334)	(8,606)
Changes in operating assets and liabilities:
Account receivables	(146)	—
Prepaid expenses and other current assets	(476)	136
Accounts payable and accrued expenses	(168)	430
Income taxes payable	(97)	1,743
Other operating activities	(42)	103
Net Cash Used in Operating Activities	(5,893)	(6,435)
Investing Activities:
Distributions from affiliate	21,000	6,894
Net Cash Provided by Investing Activities	21,000	6,894
Financing Activities:
Transfer from restricted cash for the redemption of preferred stock	—	2,646
Transfer to restricted cash	(64)	—
Redemption of preferred stock	(10,000)	(5,276)
Net Cash Used in Financing Activities	(10,064)	(2,630)
Increase (decrease) in Cash and Cash Equivalents	5,043	(2,171)
Cash and Cash Equivalents at Beginning of Period	12,728	10,971
Cash and Cash Equivalents at End of Period	$17,771	$8,800

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

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the June 30, 2005 financial statements.

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

Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy’s (DOE) Rocky Flats site near Denver, Colorado for the performance of a contract for the closure of the site (the Closure Contract) (See Note 4 for summarized financial information).

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

•                  a subsidiary, Kaiser Analytical Management Services, Inc. (KAMS), which we formed in April 2004 to take over the operations of the Analytical Services Division of Kaiser-Hill.  KAMS provides analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.

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

•                  The third class of claims recognized in the Old Kaiser bankruptcy are equity claims, consisting of holders of Old Kaiser common stock (Old Common) and other “Equity Interests” as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of New Common equal to 17.65% of the number of shares of such common stock issued to holders of allowed Class 4 Claims. In the initial distribution, one share of New Common was issued for each 96 shares of previously outstanding Old Common. Additional distributions of New Common may be made in the future as additional shares of New Common are issued to holders of newly allowed Class 4 claims, if any. Apart from holders of Old Common, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Old Kaiser in 1998. The Bankruptcy Court confirmed the equity nature of those claims.  See Note 6 below for information concerning court rulings with respect to these claims.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $126.0 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.6 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of August 10, 2005, the amount of unresolved claims was approximately $4.5 million. The Company expects to resolve the remaining claims by the end of 2005.  The Company currently believes that the total amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $142.0 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.  As discussed below in Note 6, pending proceedings involving claims asserted by the former shareholders of ICT Spectrum Constructors, Inc. could require the issuance of a substantial number of additional shares of New Common.

In the first quarter of 2004, the Company recorded a $1.4 million liability for future claim settlements based upon the Company’s estimate of unresolved claims settlements.  During 2004, $0.4 million was charged against this liability, leaving a remaining balance of $1.0 million at June 30, 2005.

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

The effect of preferred dividends of $0.3 million and $0.8 million for the three months ended June 30, 2005 and 2004, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively, has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004.

4.                                       Summarized Financial Information of Unconsolidated Affiliate

The Company owns 50% of Kaiser-Hill Company, LLC.  Summarized unaudited financial information of Kaiser-Hill Company was as follows as of June 30 (in thousands):

	2005	2004

Current assets	$113,056	$108,512
Non-current assets	130,162	128,213
Current liabilities	128,401	109,511
Non-current liabilities	66,134	55,647

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Gross revenue	$166,832	$161,408	$340,203	$299,238
Net income	9,979	10,407	20,192	20,736

5.                                       Mandatorily Redeemable Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The Company had New Preferred outstanding with a liquidation preference of $16.9 million at June 30, 2005 and $26.9 million at December 31, 2004, net of $5.6 million of treasury stock at both June 30, 2005 and December 31, 2004.  The New Preferred is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share. The New Preferred ranks ahead of the Company’s New Common.

The Company adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003.  Due to the mandatorily redeemable feature of the New Preferred, described in greater detail below, the New Preferred has been reclassified from mezzanine equity to a long term liability on the consolidated balance sheet, and the preferred stock dividends have been reclassified to interest expense on the consolidated statement of operations effective July 1, 2003.  There was no transition adjustment recognized upon adoption of FAS 150.  There were 307,431 and 489,249 shares of New Preferred outstanding at June 30, 2005 and December 31, 2004, respectively, net of 101,471 treasury shares.  The New Preferred is shown at liquidation value of $55 per share.

Pursuant to approval by the Company’s Board of Directors, in 2002 and 2003 the Company purchased a total of 101,471 shares, net of redemptions, of outstanding New Preferred at prices ranging from $25.62 to $50.55 per share.  The treasury shares have been recorded at liquidation preference, $55 per share, as a reduction to preferred stock and the remaining difference between cost and the liquidation preference was recorded as an increase to paid-in capital.

The certificate of incorporation of the Company and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred without the consent of holders of at least two-thirds of the New Preferred.

Cumulative dividends, classified as interest expense subsequent to July 1, 2003, on the New Preferred are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of the Company on account of that affiliate’s ownership of shares of preferred stock. If the Company fails to pay a quarterly dividend when due, holders of New Preferred will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full. The dividend due to holders of record on July 31, 2005, totaling approximately $0.3 million, was paid on August 8, 2005.  At June 30, 2005, in addition to the $0.4 million of cash reserves for unresolved claims, the Company had $0.6 million in cash reserved for the payment of accrued dividends on any future issuances of New Preferred issued as a result of remaining bankruptcy claims resolutions (any New Preferred issued as a result of claims resolutions also carries the right to dividends retroactively from April 17, 2001).

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

As of August 10, 2005, the Company had redeemed the following shares of New Preferred (in thousands except share amounts):

Date of Redemption	Use of Unrestricted Cash	Use of Reserve Fund Cash	Total Amount of Redemption	Number of Shares Redeemed

April 2005	$10,000	$—	$10,000	181,818
July 2004	2,478	512	2,990	54,361
February 2004	2,599	2,677	5,276	95,932
October 2003	4,650	1,594	6,244	113,530
January 2003	5,233	8,913	14,146	257,200

The above table does not reflect the September 19, 2005 scheduled redemption of $5.5 million of New Preferred, or 100,000 shares.  The entire redemption will be funded through the use of unrestricted cash.

6.                                       Other Contingencies

The Company has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising the Company.  Additionally, the Company believes contingent liabilities may exist in the following areas:

Nova Hut

Although Old Kaiser sold its Metals Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut.  After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments.  Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due.  As of August 1, 2005, this dispute has not been resolved, and Kaiser Netherlands has resorted to legal proceedings to enforce its rights.  Until recently, the primary legal venue of this dispute has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue.  Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution.  Kaiser Holdings filed an appeal with the Third Circuit Court of Appeals regarding this decision in favor of the IFC and, on February 25, 2005, the Third Circuit overturned the District Court’s decision. The IFC’s request for a rehearing of the case by the Third Circuit was refused.  The IFC then petitioned the Delaware bankruptcy court to stay proceedings pending completion of the Kaiser Netherlands-Nova Hut arbitration proceeding discussed below. This IFC motion was granted.  With regard to the Nova Hut appeal, the District Court has ruled that U.S. bankruptcy proceedings should also be stayed pending completion of arbitration proceedings.

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

As the contract between Kaiser-Hill and the DOE is cost-reimburseable in nature, the costs invoiced by Kaiser-Hill for reimbursement by the DOE are subject to audit by the U.S. government.  Also since the inception of Kaiser-Hill, the Company invoiced certain management oversight costs to Kaiser-Hill.  Government audits at Kaiser-Hill are ongoing.  Although Kaiser-Hill and the Company have historically provided for their estimates of disallowed costs on cost-reimburseable contracts, uncertainties exist with regard to whether government audits will result in any disallowed costs needing to be refunded to the government customer.  The continued adequacy of provisions for reserves with regard to unallowable costs is reviewed regularly.

Common Stock

The former shareholders of ICT Spectrum Constructors, Inc. (ICT Spectrum), a company acquired by merger with a subsidiary of Kaiser Group International, Inc. in 1998, are holders of equity interests under the Plan.  They claim to be entitled to additional shares of New Common.  On January 20, 2004, the United States Bankruptcy Court for the District of Delaware ruled in favor of the former shareholders of ICT Spectrum to the effect that the Company should issue to the former ICT Spectrum shareholders additional shares of New Common.  The Company requested the Bankruptcy Court to reconsider its decision.  The Bankruptcy Court refused to do so, and the Company filed an appeal to the United States District Court for the District of Delaware.  On June 24, 2005, the District Court affirmed the Bankruptcy Court’s decision.  The Company continues to believe that this result is inconsistent with the Plan and has filed an appeal with the United States Court of Appeals for the Third Circuit.  Under the Plan, any additional shares required to be issued to the former shareholders of ICT Spectrum are not required to be issued until the Bankruptcy Court’s order becomes final and is no longer subject to any pending or final appeal.

Should the Company be unsuccessful in its efforts to achieve reversal of the Bankruptcy Court’s ruling in favor of the former shareholders ICT Spectrum, the Company could be required to issue to former ICT Spectrum shareholders an additional 247,350 shares of New Common.  Under the terms of the Plan, it is possible that such issuance would require the issuance of yet additional shares to others.  Thus, litigation relating to the claim of the former ICT Spectrum shareholders could result in the issuance of a substantial number of additional shares of New Common that could be expected to have a materially dilutive effect on the value of shares of New Common presently outstanding.

The Company is presently exploring whether the claims of the former ICT Spectrum shareholders might be resolved amicably.  In that connection, the Company has agreed not to take further steps to implement its proposed 1-for-20 reverse stock split through September 5, 2005 or such later date as may be mutually agreed between the Company and representatives of the ICT Spectrum shareholders.

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

•                  a new subsidiary, Kaiser Analytical Management Services, Inc. (KAMS), which we formed in April 2004 to take over the operations of the Analytical Services Division of Kaiser-Hill Company, LLC.  KAMS provides analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.

Outlook

Potential Kaiser-Hill Distributions and the Nova Hut Disputes.  As we look forward, by far the most significant factor in determining our financial results will be the performance of Kaiser-Hill and its success in collecting the fee that may be due to Kaiser-Hill from the DOE.  Although less significant, another material uncertainty affecting our future results is the outcome of the disputes we have in arbitration with Nova Hut.

The timing and level of future distributions from Kaiser-Hill are subject to many uncertainties, but if Kaiser-Hill continues to perform in line with its current level of performance and progresses closer to Kaiser-Hill’s target closure of the site in the fourth quarter of 2005 and that performance is recognized by the DOE, Kaiser-Hill’s fee payments from the DOE in respect of completion of the Closure Contract could be at the upper ranges of the fee potential under that contract.  At those levels of fee payments, we could receive from Kaiser-Hill, during the period of 2005 through physical project completion and the date Kaiser-Hill has been paid in full by DOE, cash distributions in a range as high as $100 million to $125 million, and we could receive cash distributions as high as $50 million in 2005.  This is not to predict actual distributions to us at these levels, but merely to outline what is possible in optimistic case scenarios.  There are many risks and uncertainties that could prevent the receipt of this level of distributions from Kaiser-Hill, and the timing of fee payments from the DOE to Kaiser-Hill that would enable such distributions is also subject to many uncertainties.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements.”

Apart from Kaiser-Hill, the principal uncertainty that will affect our performance is the outcome of our disputes with Nova Hut.  As discussed elsewhere in this report, we have pending against Nova Hut an arbitration before the International Chamber of Commerce.  Our aggregate claims are for $67.5 million, and Nova Hut has asserted counterclaims of $49.7 million.  It is not possible to predict the outcome of these disputes, but we feel our claims are stronger than Nova Hut’s.  Our assessment could be wrong, but we are determined to see these disputes through to conclusion because we believe we are entitled to a substantial positive recovery.  The arbitration process is now underway.  At present, we do not expect to receive any recovery from Nova Hut until the first quarter of 2006 at the earliest.

Possible Preferred Stock Redemption.  For the three and six months ended June 30, 2005 we received $10.5 million and $21.0 million, respectively, in distributions from Kaiser-Hill which compares favorably to the three and six months ended June 30, 2004 distributions of $3.5 million and $7.0 million, respectively.  We have no assurance that this level of distributions will continue in 2005.  However, based on progress to date in Kaiser-Hill’s performance under its Closure Contract with the DOE and assuming a continuation of that performance, we estimate that overall distributions in 2005 could be as high as $50.0 million and in that event enable us to redeem the balance of our New Preferred in early 2006.

Proposed Reverse Split.  Our New Common is currently registered under the Securities Exchange Act of 1934 (Exchange Act), and consequently we are subject to reporting obligations of the Exchange Act.  In special meetings on March 31, 2005 and June 20, 2005, the Board of Directors unanimously approved a 1-for-20 reverse split of the Company’s New Common, with fractional shares receiving $33.00 per share.  If the Company proceeds to submit the proposed reverse split, as approved by the Board of Directors, to the Company’s stockholders and it is approved and implemented, it is anticipated that the reverse split would reduce the number of record holders of New Common from approximately 1,180 to approximately 220, which would allow the Company to terminate its reporting obligations under the Exchange Act and continue future operations as a non-reporting Company.  In that event the Company would file a Form 15 with the Securities and Exchange Commission (Commission).  That filing would suspend our reporting obligations under the Exchange Act, meaning that we would no longer have to file with the Commission certain reports and forms, including Forms 10-K, 10-Q, 8-K and proxy statements.

Proceeding with the reverse split would require that we amend the Company’s Certificate of Incorporation, which requires stockholder approval.  Following receipt of the June 24, 2005 decision of the United States District Court for the District of Delaware, described in Note 6 of the Notes to the Consolidated Financial Statements, affirming a decision of the United States Bankruptcy Court for the District of Delaware to the effect that the Company is required to issue additional shares of New Common to former shareholders of ICT Spectrum Constructors, Inc. (ICT Spectrum) and perhaps others, the Company filed an appeal with the United States Court of Appeals for the Third Circuit and began to explore means by which the disputes with the former ICT Spectrum shareholders might be resolved.  There can be no assurance that these disputes will be resolved at all, or on a timely basis, other than through normal legal processes.  Pending the results of ongoing dialogue with representatives of the former ICT Spectrum shareholders, the Company has agreed not to take further steps to implement the reverse stock split through September 5, 2005 or such later date as may be mutually agreed between the Company and representatives of the ICT Spectrum shareholders.

Prior to the parties’ agreement concerning deferral of the implementation of the proposed reverse split referred to above, on May 6, 2005 a motion for a stay of deregistration (ICT Spectrum Motion) was filed in the Delaware Bankruptcy Court by the former shareholders of ICT Spectrum.  The Company opposed this motion, and by order dated June 2, 2005 the Bankruptcy Court denied the ICT Spectrum Motion.  The former ICT Spectrum shareholders appealed from the Bankruptcy Court’s denial of the ICT Spectrum Motion.  In addition, on June 10, 2005 the former ICT Spectrum shareholders filed with the United States District Court for the District of Delaware a request for emergency relief staying the deregistration process pending appeal. If the discussions with the former ICT Spectrum shareholders referred to above are not successful, the Company presently plans to continue to oppose both the appeal the District Court and the request for interim relief. However, the results of the discussions with the former ICT Spectrum shareholders or the results of legal proceedings related to the former ICT Spectrum shareholders could cause the Board of Directors to decide not to proceed with, or to further defer, the proposed reverse split and deregistration process.

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

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine with the period-specific effects or cumulative effect of the change.  We will adopt SFAS 154 on January 1, 2006, and management does not expect that it will have an impact on the consolidated financial statements.

RESULTS OF OPERATIONS

Equity Income In Earnings of Affiliate

Our major remaining source of income is a 50% ownership in Kaiser-Hill.  The financial information contained herein for Kaiser-Hill is reflected on the equity basis.

Closure Contract Provisions for Revenue and Performance Award

The economic terms of the Closure Contract provide that Kaiser-Hill will earn revenue equal to the actual cost of physical completion plus a performance fee based on a combination of factors involving the actual cost of completing the site closure project and the actual date of physical completion, both as compared to contracted targets.  On March 24, 2004 Kaiser-Hill received a contract modification that motivates safe continuing positive performance by increasing the maximum fee ceiling that may be earned under the Closure Contract.  The same contract modification reduces the minimum fee floor and includes other provisions related to work scope changes.  The potential fee to be earned pursuant to the Closure Contract as recently modified ranges from $75.0 million to $560.0 million based on Kaiser-Hill’s costs to complete the site closure being within the range of completion costs of $3.1 billion and $4.9 billion, and completion at various dates between 2005 and 2007.  For project costs saved below the target level, Kaiser-Hill retains a varying percentage share ranging from 20% to 30% as additional incentive fee.  Similarly, for project costs incurred above a target level, Kaiser-Hill’s incentive fee is reduced by the 30% share. As of June 30, 2005, Kaiser-Hill’s cost estimate to complete the project is $3.45 billion, with an estimated closure date in the fourth quarter of 2005, resulting in a potential fee at the upper ranges of the recently modified fee. As of June 30, 2005, Kaiser-Hill has recognized as revenue in excess of $300.0 million of this fee.

As Kaiser-Hill nears closure of the site, many of the performance risks are diminishing, but contract risks and uncertainties remain.  When Kaiser-Hill is successful in mitigating or eliminating these contract risks and uncertainties, Kaiser-Hill will recognize a significant amount of the remaining fee, which could be as early as the third quarter of 2005. After the closure of the site, we anticipate that some risks and uncertainties will remain.  Any remaining fee will be recognized as revenue as remaining contract risks and uncertainties are eliminated or sufficiently mitigated.

For the three and six months ended June 30, 2005, the Company recorded its 50% equity in Kaiser-Hill’s income, recognizing $4.1 million and $8.3 million, respectively, a nominal decrease of $0.2 million and $0.3 million over the three and six month periods ended June 30, 2004, respectively.  This nominal difference is indicative of Kaiser-Hill’s consistency in estimated costs and dates of completion of the Closure Contract during both quarters.

Closure Contract Billing Provisions

Since the inception of the Closure Contract in February 2000 through June 30, 2005, Kaiser-Hill has invoiced DOE for the performance fee based on the contract provisions, and has collected an aggregate of $203.2 million in fees from the DOE.

Fee payments made by DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by the DOE pursuant to applicable Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could approximate up to 15% - 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  Since inception of the Closure Contract through June 30, 2005, Kaiser-Hill has distributed $85.1 million to each of its two owners.  Kaiser-Hill has indicated that it is possible that its performance fee invoices in 2005 to DOE could total in excess of $100.0 million and yield total distributions in 2005 to each of its two owners as high as $50.0 million.

As Kaiser-Hill continues to accrue performance fees based on its currently projected total, less reserves deemed appropriate in the circumstances, and remains subject to a 50% retainage holdback on its performance fee invoicing, the level of unbilled accounts receivable on its balance sheet will continue to increase.  Kaiser-Hill classifies the difference between recorded performance fees and the collected fees as long-term unbilled accounts receivable on its balance sheet, which is included as a component of Investment in Affiliate on the Company’s balance sheet.  The Closure Contract also contains provisions for DOE to release portions of the retainage holdback prior to contract completion if the DOE deems appropriate.  As of August 11, 2005, the DOE has released approximately $25.0 million of retainage holdback.  Kaiser-Hill is not able to estimate whether any additional of the retainage holdback will be released prior to contract completion.

In both of the three and six month periods ended June 30, 2005 and 2004, the equity income in earnings of affiliate is net of $0.9 million and $1.8 million of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.  As part of our adoption of Fresh-Start reporting as of December 31, 2000, we increased the carrying value of this investment by $21.1 million and we have been amortizing that difference over an estimated life of the Kaiser-Hill investment of approximately 6 years.  At June 30, 2005, $5.3 million of the difference remains unamortized.  At the point that Kaiser-Hill declares physical completion of the site and the DOE acknowledges the physical completion, we will review our amortization methodology for the unamortized difference of the investment.

Administrative Expenses

Administrative expenses for the three and six months ended June 30, 2005 were $1.4 million and $2.6 million, respectively, a decrease of $0.4 million and $0.5 million, respectively, compared to the three and six months ended June 30, 2004.  The decrease in administrative expenses is due to decreases in payroll, legal and general administrative expenses.  In September 2004, management made a series of personnel cuts to further reduce administrative expenses.

Our cost to provide certain post-employment medical benefits to a capped group of retirees is also treated as an administrative expense.  In the three and six month periods ended June 30, 2005, the expense related to this plan was $0.2 million and $0.5 million, respectively, compared to $0.3 million and $0.5 million for the three and six month periods ended June 30, 2004, respectively.

Reserve for Settlement of Class 4 Claims

In the first quarter of 2004, we recorded $1.4 million liability for the remaining unresolved Class 4 claims.

Interest Income

Interest income for the three and six months ended June 30, 2005 was $0.2 million and $0.4 million, respectively, which results in no change compared to the three months ended June 30, 2004 and an increase of $0.1 million compared with the six months ended June 30, 2004.  The increase is primarily due to the fluctuation in the average cash balances.

Interest Expense

As a result of the adoption of FAS 150 effective July 1, 2003 and the classification of the Series 1 Redeemable Cumulative

Preferred Stock (New Preferred) as a liability, preferred stock dividends have been shown as interest expense. Interest expense for the three and six months ended June 30, 2005 was $0.3 million and $0.8 million, respectively, compared to interest expense for the three and six month periods ended June 30, 2004 of $0.5 million and $1.1 million, respectively.  The decrease in interest expense is due to total redemptions of preferred stock since June 30, 2004 of $13.0 million.

Income Tax Expense

We recorded an income tax expense of $1.2 million and $2.6 million, respectively, on operating income from continuing operations of $2.7 million and $5.7 million, respectively, during the three and six months ended June 30, 2005.  Our effective income tax rate of 46% and 45% for the three and six months ended June 30, 2005, respectively, is reflective of the non-deductibility of certain expenditures, primarily interest expense on the New Preferred, for federal income tax purposes.  For the three and six months ended June 30, 2004, we recorded an income tax expense of $1.0 million and $1.7 million, respectively,  on operating income from continuing operations of $2.1 million and $3.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $5.9 million of cash during the six months ended June 30, 2005 compared to $6.4 million for the six months ended June 30, 2004.  The $0.5 million decrease in the use of cash for the six months June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to a decrease of $0.5 million in administrative expenses in 2005 compared to 2004.

Investing Activities

We received $21.0 million in distributions from Kaiser-Hill during the six months ended June 30, 2005 compared to $6.9 million for the six months ended June 30, 2004.  The increase of Kaiser-Hill cash distributions is a result of the continued favorable progress in its performance and the DOE’s recognition of that progress.

Financing Activities

During the six months ended June 30, 2005, we used unrestricted cash to redeem $10.0 million liquidation preference of our preferred stock.  During the six months ended June 30, 2004, we redeemed $5.3 million liquidation preference of our preferred stock.  Pursuant to the terms of the Plan of Reorganization, the Company used $2.6 million in excess restricted cash in addition to $2.7 million of unrestricted cash to fund this redemption.

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

We have obligations to pay dividends on outstanding New Preferred at June 30, 2005.  Accordingly, we are required to present the following table assuming that no preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and that all future dividends are paid in cash (irrespective of this disclosure requirement, we are not representing intentions with regard to the timing of New Preferred redemptions). The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:

	Total	Less Than One Year	One to Three Years	After Three Years
Preferred Stock dividends	$2,959	$1,184	$1,775	—

The above table does not reflect the September 19, 2005 scheduled redemption of $5.5 million of New Preferred, or 100,000 shares.  The redemption of 100,000 shares will reduce our annual dividend requirement by $0.4 million.

Other Matters

We have various obligations and liabilities from our continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities.  Additionally, we believe contingent liabilities may exist in the areas described in Note 6 to the Consolidated Financial Statements.

RISK FACTORS RELATING TO KAISER HOLDINGS AND

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission and written or oral statements made by our officers and directors to press, potential investors, securities analysts and others, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “foresee” or other words or phrases of similar import.  Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution, cash availability, stock redemption plans, contract awards and performance, potential acquisitions and joint ventures, and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements.  In light of these risks and uncertainties, including those described below, the forward-looking events might or might not occur.

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

When Kaiser-Hill completes its activities at the Rocky Flats site, it is possible that there will be disputes as to whether Kaiser-Hill has satisfied its obligations as to the closure of the site.  Such disputes could delay or reduce the payment of fees due to Kaiser-Hill.  In addition, the timing and amount of payments to Kaiser-Hill could be affected by delays by the Department of Energy or other authorities, limitations in processing payments, Congressional or Department of Energy or funding of the Rocky Flats project, or dispute related to the overall U.S. Federal budget or funding of the Department of Energy.

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

The former shareholders of ICT Spectrum Constructors, Inc. (ICT Spectrum), a company acquired by merger with a subsidiary of Kaiser Group International, Inc. in 1998, are holders of equity interests under the Plan.  They claim to be entitled to additional shares of New Common.  On January 20, 2004, the United States Bankruptcy Court for the District of Delaware ruled in favor of the former shareholders of ICT Spectrum to the effect that the Company should issue to the former ICT Spectrum shareholders additional shares of New Common.  The Company requested the Bankruptcy Court to reconsider its decision.  The Bankruptcy Court refused to do so, and the Company filed an appeal to the United States District Court for the District of Delaware.  On June 24, 2005, the District Court affirmed the Bankruptcy Court’s decision.  The Company continues to believe that this result is inconsistent with the Plan and has filed an appeal with the United States Court of Appeals for the Third Circuit.  Under the Plan, any additional shares required to be issued to the former shareholders of ICT Spectrum are not required to be issued until the Bankruptcy Court’s order becomes final and is no longer subject to any pending or final appeal.

Should the Company be unsuccessful in its efforts to achieve reversal of the Bankruptcy Court’s ruling in favor of the former shareholders ICT Spectrum, the Company could be required to issue to former ICT Spectrum shareholders an additional 247,350 shares of New Common.  Under the terms of the Plan, it is possible that such issuance would require the issuance of yet additional shares to others.  Thus, litigation relating to the claim of the former ICT Spectrum shareholders could result in the issuance of a substantial number of additional shares of New Common that could be expected to have a materially dilutive effect on the value of shares of New Common presently outstanding.

The Company is presently exploring whether the claims of the former ICT Spectrum shareholders might be resolved amicably.  In that connection, the Company has agreed not to take further steps to implement its proposed 1-for-20 reverse stock split through September 5, 2005 or such later date as may be mutually agreed between the Company and representatives of the ICT Spectrum shareholders.

In the event of a change of control, we may not have the financial resources to redeem preferred stock.

Our preferred stock is redeemable at the option of the holder upon a change of control as defined in the terms of the preferred stock.  We are not presently aware of any events that would cause a change of control.  However, based on a Report on Form 4 dated June 3, 2005, which was filed with the Securities and Exchange Commission by Tennenbaum & Co., LLC on June 8, 2005, we believe that Tennenbaum & Co., LLC and Michael E. Tennenbaum together own approximately 46.7% of our common stock.  The terms of our preferred stock provide that a change of control occurs when, among other things, a person or “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) directly or indirectly acquires “beneficial ownership” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of more than 50% of all classes of our common equity (defined in the terms of our preferred stock as capital stock entitled to vote in the election of directors).

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

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.  There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d–15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004 and Note 6 of the Notes to Consolidated Financial Statements included in Part I hereof.

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

14(a)  Kaiser Group Holdings, Inc. Corporate Code of Conduct (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on January 13, 2004)

Exhibit No. 21 — Consolidated Subsidiaries of the Registrant as of August 1, 2005

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

Date: August 15, 2005

/s/ Marian P. Hamlett
Marian P. Hamlett
Executive Vice President and Chief Financial
Officer (Duly authorized officer and principal
financial officer)