Form 10-Q/A
period 2005-06-30
KAISER GROUP HOLDINGS INC
filed 2005-08-15
CIK 856200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of August 10, 2005, there were 1,613,270 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

Explanation for correction of cover sheet.

The Company is refiling the cover sheet of its June 30, 2005 Form 10-Q indicating the correct number of outstanding shares as of August 10, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.
(Registrant)

Date: August 15, 2005

/s/ Marian P. Hamlett
Marian P. Hamlett
Executive Vice President and Chief Financial
Officer (Duly authorized officer and principal
financial officer)