Form 10-Q
period 2005-09-30
KAISER GROUP HOLDINGS INC
filed 2005-11-14
CIK 856200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

The Plan of Reorganization of Kaiser Group International, Inc. under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000.  The Plan provided, among other things, that holders of shares of common stock of Kaiser Group International, Inc. receive shares of common stock of Kaiser Group Holdings, Inc. and that holders of specified outstanding debt obligations and other specified claimants receive cash and shares of preferred stock and common stock of Kaiser Group Holdings, Inc., all in accordance with the terms set forth in the Plan. The initial distribution of securities occurred as of April 17, 2001.

As of November 10, 2005, there were 1,613,270 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$19,364	$12,728
Certificates of deposit	2,022	1,006
Restricted cash and cash equivalents	3,150	3,931
Accounts receivable	393	217
Prepaid expenses and other current assets	828	742
Contract receivable, net	3,000	3,000
Total Current Assets	28,757	21,624

Other Assets
Investments in and advances to affiliates	92,787	45,094
Notes receivable	6,442	5,894
Other long-term assets	41	102
	99,270	51,090
Total Assets	$128,027	$72,714

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$38	$169
Post-retirement benefit plan obligation	6,324	6,623
Other accrued expenses	4,307	4,620
Reserve for ICT Spectrum settlement	6,196	—
Interest payable on preferred stock	133	313
Deferred tax liability	26,910	5,772
Income taxes payable	4,468	763
Total Current Liabilities	48,376	18,260

Long-Term Liabilities
Mandatorily redeemable preferred stock	11,409	26,909

Commitments and Contingencies

Common stock, par value $0.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,613,270 and 1,610,270 shares at September 30, 2005 and December 31, 2004, respectively	16	16
Capital in excess of par	8,141	8,063
Retained earnings	60,044	19,424
Accumulated other comprehensive income	41	42
Total Shareholders’ Equity	68,242	27,545
Total Liabilities and Shareholders’ Equity	$128,027	$72,714

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004

Gross Revenue	$528	$512	$1,545	$512
Labor and subcontract costs	(266)	(373)	(947)	(373)
Service Revenue	262	139	598	139
Operating Expenses
Administrative expenses	1,275	999	3,831	4,060
Reserve for ICT Spectrum settlement	6,196	—	6,196	—
Reversal of Reserve for Settlement of Remaining Class 4 Claims	(223)	—	(223)	—
Reserve for Settlement of Remaining Class 4 Claims	—	—	—	1,400
Operating Loss	(6,986)	(860)	(9,206)	(5,321)
Other Income
Equity income in earnings of affiliate, net of amortization of $5,285 and $881 for the three months ended September 30, 2005 and 2004, respectively, and $7,047 and $2,643 for the nine months ended September 30, 2005 and 2004, respectively	70,858	4,287	79,192	12,893
Interest income	210	175	588	510
Reduction of reserve for note receivable	548	—	548	—
Interest expense for preferred dividends	(288)	(493)	(1,099)	(1,580)
Other income	—	—	—	25
Income from Continuing Operations Before Income Tax	64,342	3,109	70,023	6,527
Income tax expense	(26,836)	(1,385)	(29,403)	(3,128)
Income Applicable to Common Shareholders	$37,506	$1,724	$40,620	$3,399

Basic and Diluted Income Per Common Share:
Continuing operations, net of tax	$23.25	$1.07	$25.18	$2.11
Discontinued operations, net of tax	—	—	—	—
Net Income Per Share	$23.25	$1.07	$25.18	$2.11

Weighted average shares for basic and diluted earnings per common share	1,613	1, 610	1,613	1,609
Comprehensive Income
Net Income	$37,506	$1,724	$40,620	$3,399
Other Comprehensive Income (Loss):
Change in cumulative foreign translation adjustments	—	(1)	(1)	1

Total Comprehensive Income	$37,506	$1,723	$40,619	$3,400

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months ended September 30,
	2005	2004
	(Unaudited)
Operating Activities:
Net income	$40,620	$3,399
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes related to continuing operating activities	21,138	(619)
Reserve for ICT Spectrum settlement	6,196	—
Equity in earnings of affiliate	(79,193)	(12,893)
Changes in operating assets and liabilities:
Account receivables	(176)	(197)
Prepaid expenses and other current assets	(86)	(99)
Reversal of note receivable reserve	(548)	—
Accounts payable and accrued expenses	(592)	13
Income taxes payable	3,705	1,833
Other operating activities	(137)	226
Net Cash Used in Operating Activities	(9,073)	(8,337)
Investing Activities:
Purchase of certificate of deposit	(1,000)	—
Distributions from affiliate	31,500	10,394
Net Cash Provided by Investing Activities	30,500	10,394
Financing Activities:
Transfer from restricted cash for the redemption of preferred stock	785	3,084
Transfers to restricted cash	(76)	—
Redemption of preferred stock	(15,500)	(8,266)
Net Cash Used in Financing Activities	(14,791)	(5,182)
Increase (decrease) in Cash and Cash Equivalents	6,636	(3,125)
Cash and Cash Equivalents at Beginning of Period	12,728	11,151
Cash and Cash Equivalents at End of Period	$19,364	$8,026

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying consolidated financial statements of Kaiser Group Holdings, Inc. and subsidiaries (the Company), except for the December 31, 2004 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the September 30, 2005 financial statements.

Kaiser Group Holdings, Inc. is a Delaware holding company that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. (Old Kaiser), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with an approved plan of reorganization (the Second Amended Plan of Reorganization (the Plan)) that was effective on December 18, 2000 (the Effective Date).  The Company is deemed a “successor issuer” to Old Kaiser by virtue of Rule 12g-3(a) under the Securities Exchange Act of 1934. References to the “Company” or “Kaiser Holdings” in these notes refer to Kaiser Group Holdings, Inc. and its consolidated subsidiaries. A summary of the Plan for Old Kaiser can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser.

Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

•      the ownership of a 50% interest in Kaiser-Hill Company, LLC (Kaiser-Hill), which serves as the general contractor at the U.S. Department of Energy’s (DOE) Rocky Flats site near Denver, Colorado for the performance of a contract for the closure of the site (the Closure Contract) (See Note 4).

•      the closeout and resolution of a completed contract for the engineering and construction of a steel mini-mill in the Czech Republic for Nova Hut (Nova Hut project).

•      a wholly-owned captive insurance company that is in the process of resolving remaining claims and is not currently issuing new policies. However, the Company has completed the necessary regulatory and legal processes to enable its wholly-owned captive insurance company to offer derivative captive insurance services to third-party clients through a sponsored captive subsidiary.

•      an ongoing obligation to fund a capped, post-retirement medical benefit plan for a fixed number of retirees.

•      a wholly-owned subsidiary, Kaiser Analytical Management Services, Inc. (KAMS), which we formed in April 2004 to take over the operations of the Analytical Services Division of Kaiser-Hill.  KAMS provides analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.

The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), requires under certain circumstances resulting from a bankruptcy the creation of a new entity for financial reporting purposes upon the emergence of an entity from bankruptcy.  Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of shareholders’ equity, and any accumulated deficit of the predecessor entity is offset against available paid-in-capital, resulting in an emerging retained earnings of zero.  Additionally, assets and liabilities are recorded at their fair values.

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

2.     General Terms of Plan and Status of Bankruptcy Distributions

The effectiveness of the Old Kaiser Plan of Reorganization as of December 18, 2000 did not, in and of itself, complete the bankruptcy process. The process of resolving claims initially filed in the bankruptcy is ongoing. Old Kaiser objected to the majority of the unresolved claims, and if such claims are not settled via the objection or dispute resolution processes or other means, they will ultimately be heard and determined by the Bankruptcy Court. Once a claim is resolved with an amount due to the creditor, such portion of the claim is deemed to be an allowed claim by the Bankruptcy Court (an allowed claim). The Company cannot predict with accuracy when the claims resolution process will be complete or what the total amount of allowed claims will be upon completion.

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

•      The third class of claims recognized in the Old Kaiser bankruptcy are equity claims or “Class 5 claims”, consisting of holders of Old Kaiser common stock (Old Common) and other “Equity Interests” as defined in the Plan. Under the Plan, holders of Equity Interests will receive a number of shares of New Common equal to 17.65% of the number of shares of such common stock issued to holders of allowed Class 4 Claims. In the initial distribution, one share of New Common was issued for each 96 shares of previously outstanding Old Common. Additional distributions of New Common may be made in the future as additional shares of New Common are issued to holders of newly allowed Class 4 claims, if any. Apart from holders of Old Common, the only holders of Equity Interests of which the Company is aware are the former shareholders of ICT Spectrum Constructors, Inc., a corporation acquired by merger with a subsidiary of Old Kaiser in 1998. The Bankruptcy Court confirmed the equity nature of those claims.  See Note 7 below for information concerning court rulings with respect to these claims.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (ADR) procedure whereby the remaining claimants and Old Kaiser produce limited supporting data relative to their respective positions and engage in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $130.0 million of asserted claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.8 million and issuances of 683 shares of New Preferred and 823 shares of New Common. As of November 10, 2005, the aggregate amount of unresolved claims was less than $1.0 million. The Company expects to resolve the remaining claims by the end of 2005.  The Company currently believes that the total amount of Class 4 claims ultimately to be allowed in the Old Kaiser bankruptcy proceeding will not exceed $141.0 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and New Common as contemplated in the Plan.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.

There is also a significant Class 5 claim asserted by the former shareholders of ICT Spectrum Constructors, Inc.  As discussed in Note 7 below, the Company expects to issue a substantial number of additional shares of New Common pursuant to the proposed settlement of this matter.

In the first quarter of 2004, the Company recorded a $1.4 million liability for future claim settlements based upon the Company’s estimate of unresolved claims at that time.  During the third quarter of 2005, the Company settled two of its more significant Class 4 claims utilizing approximately $0.4 million of this reserve.  Upon settlement of these Class 4 claims the Company released an additional $0.2 million of the reserve that had been previously set aside for the aforementioned claims.  Based upon the Company’s estimate of unresolved claims at September 30, 2005, $0.4 million remains in this reserve.

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

Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period.  Pursuant to the Plan that was effective as of December 18, 2000, all then-outstanding common stock equivalents were cancelled.  As a result, the Company has no dilutive securities outstanding.  Accordingly, anti-dilutive securities were not included in the computation of diluted earnings per share.

The effect of preferred dividends of $0.3 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively, and $1.1 million and $1.6 million for the nine months ended September 30, 2005 and 2004, respectively, has been included in continuing operations in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004.

4.     Summarized Financial Information of Unconsolidated Affiliate

The Company owns 50% of Kaiser-Hill.  On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  With the certainty of declaration of physical completion, at September 30, 2005, Kaiser-Hill recognized a substantial balance of the remaining performance fee.

Summarized unaudited financial information of Kaiser-Hill was as follows as of September 30 (in thousands):

	2005	2004

Current assets	$62,151	$124,980
Non-current assets	254,082	135,192
Current liabilities	70,129	129,622
Non-current liabilities	66,134	55,647

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Gross revenue	$261,007	$188,573	$601,210	$487,811
Net income	152,288	10,336	172,480	31,072

As part of the Company’s adoption of fresh-start reporting as of December 31, 2000, the Company increased the carrying value of the Company’s investment in Kaiser-Hill by $21.1 million, and the Company has been amortizing that difference over an estimated life of the Kaiser-Hill investment of approximately 6 years.  At June 30, 2005, $5.3 million of the difference remained unamortized.  Because Kaiser-Hill declared physical completion of the site on October 13, 2005, at September 30, 2005 the Company wrote off the remaining $5.3 million unamortized balance as a reduction to the equity income of earnings of affiliate.

5.     Notes Receivable

In June 2002, a settlement was reached between the Company and ICF Consulting, whereby the Company agreed to restructure certain notes received by ICF Consulting totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new promissory note of $6.4 million (New Note) bearing interest at 8.5% per annum.  The New Note was subordinated to the rights to ICF Consulting’s senior bank lenders.  As a part of the settlement, ICF Consulting agreed to withdraw all claims against the Company, release cash in escrow totaling $0.8 million and purchase the Company’s 10% ownership in ICF Consulting, having a carrying value of $1.1 million, for $4.5 million.

At December 31, 2002, all terms of the settlement agreement between the Company and ICF Consulting had been implemented.   Because of uncertainties about the ultimate collectibility of the New Note and accrued interest, at December 31, 2004, the Company continued to carry a reserve of $0.5 million against the New Note.  On October 5, 2005, ICF Consulting paid the New Note plus accrued interest in full.  Because there no longer remained any uncertainties about ultimate collection of the New Note and accrued interest at September 30, 2005, the Company reversed the $0.5 million reserve against the New Note and the Company recorded it as other income in the quarter ended September 30, 2005.

6.     Mandatorily Redeemable Preferred Stock

At September 30, 2005, the Company had 207,431 shares of New Preferred outstanding, net of 101,471 treasury shares, with a liquidation preference of $11.4 million, and at December 31, 2004, the Company had 489,249 shares of New Preferred outstanding, net of 101,471 treasury shares, with a liquidation preference of $26.9 million. The Company has scheduled a redemption of $11.4 million or 207,431 shares of New Preferred on November 17, 2005, as a result of which the Company will redeem all of the remaining outstanding shares of New Preferred held by non-affiliates.

Pursuant to approval by the Company’s Board of Directors, in 2002 and 2003 the Company purchased a total of 101,471 shares, net of redemptions, of outstanding New Preferred at prices ranging from $25.62 to $50.55 per share.  The treasury shares have been recorded at liquidation preference, $55.00 per share, as a reduction to preferred stock and the remaining difference between cost and the liquidation preference was recorded as an increase to paid-in capital.

The Company’s certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The New Preferred is shown at liquidation value of $55.00 per share and is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share. The New Preferred ranks ahead of the Company’s New Common.   The certificate of incorporation of the Company and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred without the consent of holders of at least two-thirds of the New Preferred.

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

Cumulative dividends, classified as interest expense subsequent to July 1, 2003, on the New Preferred are payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrue on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends will not be paid to any affiliate of the Company on account of that affiliate’s ownership of shares of preferred stock as long as there are New Preferred shares held by any non-affiliated entities or parties. If the Company fails to pay a quarterly dividend when due, holders of New Preferred will have the right to elect an additional director for each dividend payment missed, up to a maximum of two additional directors, but only until such dividend is paid or provided for in full.  The dividend due to holders of record on October 31, 2005, totaling approximately $0.2 million, was paid on November 7, 2005.  Upon the November 17,

2005 redemption of the 207,431 shares of remaining outstanding New Preferred held by non-affiliates, the Company will no longer have a dividend payment requirement.

The New Preferred has a liquidation preference of $55.00 per share plus the amount of unpaid dividends, if any. Upon the liquidation or dissolution of the Company, each holder of New Preferred (other than an affiliate of the Company) is entitled to this per share liquidation preference before any holders of New Common or any other junior securities of the Company receive any payment for their shares. If, in a liquidation or dissolution setting, assets remaining after distribution to holders of debt and other obligations are insufficient to pay all holders of New Preferred the per share liquidation preference, then such assets will be distributed on a proportionate basis to the holders of New Preferred (other than affiliates of the Company) and any securities ranking on a parity with the New Preferred.

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

All outstanding shares of New Preferred are required to be redeemed by the Company on or before December 31, 2007, and if such redemption does not occur, holders of New Preferred will be entitled to elect two-thirds of the directors of the Company. Any shares of New Preferred held by any affiliate of the Company may not be redeemed pursuant to any of the redemption provisions otherwise applicable to the New Preferred.

Holders of New Preferred generally are entitled to vote with holders of New Common on all matters submitted to a vote of shareholders, with each share of New Preferred being entitled to one-tenth of a vote. In addition, holders of New Preferred have the right to vote separately as a class to exercise their right to elect an additional director due to a failure by the Company to pay a quarterly dividend, to elect two-thirds of the directors if the New Preferred is not redeemed by December 31, 2007, and to consent to the issuance of any senior or parity securities. The terms of the New Preferred may not be materially or adversely modified without the consent of holders of at least two-thirds of the New Preferred. If the Company or any of its affiliates holds any New Preferred, they will not be entitled to vote that New Preferred.

Kaiser Government Programs, Inc.’s (“KGP”) Put Rights

KGP is the Company subsidiary that owns (through a wholly owned subsidiary of KGP) the 50% interest in Kaiser-Hill Company, LLC.  KGP is subject to outstanding put rights, expiring on December 31, 2007, that obligate it to purchase New Preferred owned by a holder of the put right, at the holder’s option, under three circumstances:

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

The Company from time to time has received distributions from Kaiser-Hill that triggered the put rights – effectively requiring the Company to redeem certain New Preferred.  In addition, the Company had certain restricted cash balances available, which pursuant to the terms of its Plan of Reorganization are required to be used to redeem outstanding New Preferred.  Rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights after a trigger, the Company observed the requirements in the Plan of Reorganization to use certain restricted cash balances, and in the terms of the New Preferred, to use certain available cash, for preferred redemptions.  The Company believes this was a more cost-efficient manner of satisfying the obligations associated with the KGP put rights.

As of September 30, 2005, the Company had redeemed the following shares of New Preferred (in thousands except share amounts):

Date of Redemption	Use of Unrestricted Cash	Use of Reserve Fund Cash	Total Amount of Redemption	Number of Shares Redeemed

September 2005	$4,565	$935	$5,500	100,000
April 2005	10,000	—	10,000	181,818
July 2004	2,478	512	2,990	54,361
February 2004	2,599	2,677	5,276	95,932
October 2003	4,650	1,594	6,244	113,530
January 2003	5,233	8,913	14,146	257,200

The above table does not reflect the November 17, 2005 scheduled redemption of $11.4 million of New Preferred, or 207,431 shares.  The entire redemption will be funded through the use of unrestricted cash.

7.     Other Contingencies

The Company has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising the Company.  Additionally, the Company believes contingent liabilities may exist in the following areas:

Nova Hut

Although Old Kaiser sold its Metals Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut.  After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments.  Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due.  As of September 30, 2005, this dispute has not been resolved, and Kaiser Netherlands continues to pursue legal action to enforce its rights.  Until recently, the primary legal venue of this dispute has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue.  Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution.  Kaiser Holdings filed an appeal with the U.S. Court of Appeals for the Third Circuit regarding this decision in favor of the IFC and, on February 25, 2005, the Third Circuit overturned the District Court’s decision. The IFC’s request for a rehearing of the case by the Third Circuit was refused.  The IFC then petitioned the Delaware bankruptcy court to stay proceedings pending completion of the Kaiser Netherlands-Nova Hut arbitration proceeding discussed below. This IFC motion was granted.  With regard to the Nova Hut appeal, the District Court has ruled that U.S. bankruptcy proceedings should also be stayed pending completion of arbitration proceedings.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in the amount of $51.1 million with the International Chamber of Commerce (ICC).  In November 2004, Kaiser Netherlands’ claim against Nova Hut was amended to include late interest and other charges and now totals $67.5 million.  The arbitration panel has been constituted, and a hearing was held in September.  At present, we do not expect a decision to be issued until the first quarter of 2006 at the earliest.  Nova Hut has submitted a $49.7 million counterclaim against Kaiser Netherlands in these same ICC proceedings.

In December 2003, the ICC, under the dispute resolution provisions of the Nova Hut mini-mill subcontract between Kaiser Netherlands and the mini-mill’s main equipment supplier, Tippins, Inc., issued a final award that was on balance favorable to Kaiser Netherlands.  As a result of the ruling, Kaiser Netherlands was relieved of the obligation to pay additional retention to Tippins, and Kaiser Netherlands was awarded a net cash settlement of $2.6 million.  The Company has not recorded this award due to the uncertainties regarding collectibility.  However, the Company intends to vigorously pursue collection of this award.

The continued litigation of these disputes has had and will continue to have a negative impact on the cash flow of Kaiser Netherlands and Kaiser Holdings.

The components of “Contract receivable, net” consist entirely of the carrying value of the net assets of the Nova Hut project. Based on the Company’s continued concern over Nova Hut’s financial difficulties and the lack of a settlement resulting from an earlier bankruptcy court-sponsored mediation in the fourth quarter of 2003, the Company further reduced the carrying value of the remaining Nova Hut contract receivable from $6.0 million to $3.0 million by recording an additional reserve of $3.0 million, net of a $1.1 million income tax benefit, through a charge to “Loss from Discontinued Operations”.  This reserve is in addition to a reserve recorded in 2001, which reduced the carrying value of the Nova Hut contract receivable from $21.6 million to $6.0 million by recording a reserve of approximately $9.8 million, net of a $5.8 million income tax benefit, through a charge to “Loss from Discontinued Operations.”  These adjustments to the contract receivable carrying value were determined based on the Company’s late 2003 estimate of Nova Hut’s ability to pay such liability.

Kaiser-Hill

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rock Flats site.  DOE is reviewing Kaiser-Hill’s declaration as required under the Closure Contract.  While DOE approval is anticipated, it is possible that there will be disputes as to whether Kaiser-Hill has satisfied its obligations as to the closure of the Rocky Flats site.  Such disputes could delay or reduce the payment of fees due to Kaiser-Hill.

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

As the contract between Kaiser-Hill and the DOE is cost-reimbursable in nature, the costs invoiced by Kaiser-Hill for reimbursement by the DOE are subject to audit by the U.S. government.  Also since the inception of Kaiser-Hill, the Company invoiced certain management oversight costs to Kaiser-Hill.  Government audits at Kaiser-Hill are ongoing.  Although Kaiser-Hill and the Company have historically provided for their estimates of disallowed costs on cost-reimbursable contracts, uncertainties exist with regard to whether government audits will result in any disallowed costs needing to be refunded to the government customer.  The continued adequacy of provisions for reserves with regard to unallowable costs is reviewed regularly.

Common Stock

The former shareholders of ICT Spectrum Constructors, Inc. (ICT Spectrum), a company acquired by merger with a subsidiary of Kaiser Group International, Inc. in 1998, are holders of equity interests under the Plan.  In papers filed before the U.S. Bankruptcy Court for the District of Delaware, they claim to be entitled to additional shares of New Common.  On January 20, 2004, the Bankruptcy Court ruled in favor of the former shareholders of ICT Spectrum to the effect that the Company should issue to the former ICT Spectrum shareholders additional shares of New Common.  On June 24, 2005, the U.S. District Court for the District of Delaware affirmed the Bankruptcy Court’s decision.  The Company timely appealed to the U.S. Court of Appeals for the Third Circuit.

The Company is presently engaged in efforts to settle the claims of the ICT Spectrum shareholders.  On October 19, 2005, the Company and representatives of the former shareholders of ICT Spectrum entered into a settlement agreement, subject to Bankruptcy Court approval, to settle all claims of the former shareholders of ICT Spectrum.  On November 7, 2005, the Bankruptcy Court granted preliminary approval of the proposed settlement agreement.  If the Bankruptcy Court grants final approval of the proposed settlement agreement, the Company will issue and distribute approximately 175,000 shares of New Common, which could be expected to have a materially dilutive effect on the value of shares of New Common presently outstanding.  If the Company is unsuccessful in obtaining Bankruptcy Court approval of the proposed settlement, the Company may recommence its efforts to achieve reversal of the Bankruptcy Court’s ruling in favor of the former shareholders of ICT Spectrum.  Should the Company be unsuccessful in its efforts to achieve reversal of the Bankruptcy Court’s ruling, the Company could be required to issue to former ICT Spectrum shareholders 247,350 shares of New Common in addition to shares on account of their old equity interests under the Plan.  Under the terms of the Plan, it is possible that such issuance would require the issuance of yet additional shares to others.  Thus, continued litigation relating to the claim of the former ICT Spectrum shareholders could result in the issuance of an even greater number of additional shares of New Common that could be expected to have a materially dilutive effect on the value of shares of New Common presently outstanding.

Because an agreement, subject to Bankruptcy Court approval, was reached with the former shareholders of ICT Spectrum, at September 30, 2005, the Company recorded a $6.2 million reserve on its balance sheet to account for this non-cash transaction.  The amount of the reserve was based on the number of New Common shares to be issued and the market value of the New Common shares on October 19, 2005, reduced for the estimated dilutive effect of the issuance of the additional New Common shares.

Post-Retirement Benefit Plan Obligation

In accordance with the terms and provisions of the Second Amended Plan of Reorganization for Old Kaiser, the Company remains obligated to continue to fulfill the provisions of Old Kaiser’s previously curtailed benefits plan, which provides certain medical and death benefits to a group of retirees.  All of the benefit derived from the plan is fully covered by the Company’s self-insurance.  With respect to the retirees covered by the medical self-insured plan, the benefits are funded to an insurance company as participants’ insurance claims are reimbursed.  With respect to the retirees covered by a death benefit, the benefits are funded directly by the Company.

No new participants can be added to the plan.  The net present value benefit obligation as of December 31, 2004, was $6.6 million.  This amount will continue to decrease as the population of covered participants declines for the purposes of medical benefits and as death benefits are paid out.

Since the December 2000 approval of the reorganization plan, the Company has been negotiating with the Delaware Bankruptcy Court-appointed Official Committee of Retirees (OCR) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.  As of September 30, 2005, no agreement had been reached on such a plan.

The OCR recently has filed a motion seeking approval of an agreement it claims to have reached with the Company regarding these issues.  Since that filing, negotiations regarding an acceptable plan have continued.  Should the Company and the OCR not reach an agreement by mid-November 2005, it is expected that the OCR will continue to pursue its pending motion and, in the alternative, file a motion with the Delaware Bankruptcy Court in December 2005 seeking to impose settlement on the basis of a guaranteed benefits plan through the establishment of special type of trust commonly referred to as a VEBA, or Voluntary Employees’ Beneficiary Association.  The Company could potentially incur high administrative costs, in the range of $3 million, to establish a VEBA to administer these benefits.  Such administrative costs would be in addition to the cost of providing the promised benefits.  As a result, the Company is seeking to negotiate the adoption of an alternative, lower-cost mechanism to fully underwrite all retiree benefits.  At this point, it is not possible to predict the ultimate outcome of this matter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Kaiser Group Holdings, Inc. is a Delaware holding company formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc.  Kaiser Group International, Inc. continues to own the stock of its remaining subsidiaries.  On June 9, 2000, Kaiser Group International, Inc. and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Kaiser Group International, Inc. emerged from bankruptcy with a confirmed Plan of Reorganization (the “Plan”), effective December 18, 2000.  In this document, we will use the terms “we” and “Kaiser” to refer to Kaiser Group Holdings, Inc., Kaiser Group International, Inc. and our other subsidiaries.

Under the Plan, Kaiser Group International, Inc. sold some of its businesses and made payments of cash and stock to various classes of creditors described in Note 2 to the Consolidated Financial Statements.  We now have only a limited number of activities, assets and liabilities, primarily consisting of the following:

•      the ownership of a 50% interest in Kaiser-Hill Company, LLC (“Kaiser-Hill”), which serves as the general contractor at the U.S. Department of Energy’s (“DOE”) Rocky Flats site near Denver, Colorado, for the performance of a contract for the closure of the site (the Closure Contract).

•      the closeout and resolution of a completed contract for the engineering and construction of a steel mini-mill in the Czech Republic for Nova Hut .

•      a wholly-owned captive insurance company that is in the process of resolving remaining claims and is not currently issuing new policies. However, we have completed the necessary regulatory and legal processes to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third-party clients through a sponsored captive subsidiary.

•      an ongoing obligation to fund a capped,  post-retirement medical benefit plan for a fixed number of retirees.

•      a wholly-owned subsidiary, Kaiser Analytical Management Services, Inc. (“KAMS”), which we formed in April 2004 to take over the operations of the Analytical Services Division of Kaiser-Hill.  KAMS provides analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.

Outlook

Potential Kaiser-Hill Distributions and the Nova Hut Disputes.  As we look forward, by far the most significant factor in determining our financial results is expected to be the performance of Kaiser-Hill and its success in collecting the fee that may be due to it from the DOE.  Although less significant, another material uncertainty affecting our future results is likely to be the outcome of the disputes we have in arbitration with Nova Hut.

The timing and amount of future distributions from Kaiser-Hill are subject to many uncertainties.  On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  The DOE is reviewing Kaiser-Hill’s declaration as required under the Closure Contract.  If DOE approval of Kaiser-Hill’s declaration is forthcoming, Kaiser-Hill’s fee payments from the DOE in respect of completion of the Closure Contract could be at the upper ranges of the fee potential under that contract.  At those levels of fee payments, management believes that cash distributions from Kaiser-Hill during the period from October 1, 2005 through physical completion and the date Kaiser-Hill has been paid in full by DOE could be in a range as high as $90.0 million to $105.0 million. This is not to predict actual distributions to us at these levels, but merely to outline what is possible in optimistic case scenarios.  There are many risks and uncertainties that could prevent the receipt of this level of distributions from Kaiser-Hill, and the timing of fee payments from the DOE to Kaiser-Hill that would enable such distributions is also subject to many uncertainties.  See “Risk Factors Relating to Kaiser Holdings and Forward-Looking Statements” below.

In addition to Kaiser-Hill, the principal uncertainty that we expect will affect our performance is the outcome of our ongoing disputes with Nova Hut.  As discussed in Note 7 to the Consolidated Financial Statements, we have pending before the International Chamber of Commerce (“ICC”) an arbitration against Nova Hut with respect to a contract we completed for the engineering and construction of a steel mini-mill in the Czech Republic.  Our aggregate claims total $67.5 million, and Nova Hut has asserted counterclaims of $49.7 million.  It is not possible to predict the outcome of these disputes, but management believes that our claims are stronger than those asserted by Nova Hut.  Our assessment could be wrong, but we are determined to see these disputes through to conclusion because we believe we are entitled to a substantial positive recovery.  At present, we do not expect that the ICC will issue a decision until the first quarter of 2006 at the earliest.

Preferred Stock Redemptions.  In September 2005, we redeemed $5.5 million, or 100,000 shares, of New Preferred.  Based upon the continued favorable level of Kaiser-Hill distributions, the Company has scheduled the redemption of the remaining $11.4 million of New Preferred, or 207,431 shares, on November 17, 2005.

Proposed Reverse Split.  Our New Common is currently registered under the Securities Exchange Act of 1934 (Exchange Act), and consequently we are subject to reporting obligations of the Exchange Act.  In special meetings on March 31, 2005 and June 20, 2005, the Board of Directors unanimously approved a 1-for-20 reverse split of our New Common, with fractional shares receiving $33.00 per share.  If, as approved by the Board of Directors, we proceed to submit the proposed reverse split to our stockholders, and it is approved and implemented, it is anticipated that the reverse split would reduce the number of record holders of New Common from approximately 1,180 to approximately 220, which would allow us to terminate our reporting obligations under the Exchange Act and continue operations as a non-reporting Company.  In that event, we would file a Form 15 with the Securities and Exchange Commission (Commission).  Upon filing of the Form 15, our reporting obligations under the Exchange Act would be suspended, meaning that we would no longer be required to file with the Commission certain reports and forms, including Forms 10-K, 10-Q and 8-K and proxy statements.

Proceeding with the reverse split would require that we amend the Company’s Certificate of Incorporation, which requires stockholder approval.  On June 24, 2005, the United States District Court for the District of Delaware, affirmed a decision of the United States Bankruptcy Court for the District of Delaware requiring that we issue additional shares of New Common to former shareholders of ICT Spectrum Constructors, Inc. (ICT Spectrum) and perhaps others, as described in Note 7 of the Notes to the Consolidated Financial Statements.  We subsequently filed an appeal with the U.S. Court of Appeals for the Third Circuit and began to explore means by which the disputes with the former ICT Spectrum shareholders might be resolved.  There can be no assurance that these disputes will be resolved at all, or on a timely basis, other than through normal legal processes.  On October 19, 2005, we and representatives of the former shareholders of ICT Spectrum entered into a settlement agreement, subject to Bankruptcy Court approval, to settle all claims of the former shareholders of ICT Spectrum.  In connection with the proposed settlement agreement, we have agreed that, unless the proposed settlement agreement becomes null and void, we will not take further steps to implement our proposed 1-for-20 reverse stock split until 60 days following the distribution of the shares to be issued to the former ICT Spectrum shareholders under the proposed settlement agreement.

Prior to the proposed settlement agreement discussed above, on May 6, 2005 a motion for a stay of deregistration (“ICT Spectrum Motion”) was filed in the Delaware Bankruptcy Court by the former shareholders of ICT Spectrum.  We opposed this motion, and the Bankruptcy Court denied the ICT Spectrum Motion in an order dated June 2, 2005.  The former ICT Spectrum shareholders have appealed the Bankruptcy Court’s denial of the ICT Spectrum Motion.  In addition, on June 10, 2005 the former ICT Spectrum shareholders filed with the United States District Court for the District of Delaware a request for emergency relief staying the deregistration process pending appeal.  If discussions with the former ICT Spectrum shareholders referred to above are not successful, our intention is to continue to oppose both the appeal in the District Court and the related request for interim relief.  However, the results of the discussions with the former ICT Spectrum shareholders or the results of legal proceedings related to the former ICT Spectrum shareholders could cause the Board of Directors to decide not to proceed with, or to continue to defer, the proposed reverse split and deregistration process.

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

•      Recoverability of accounts receivable, a contract receivable and investments.

•      Income tax provision, deferred tax assets and liabilities.

•      Use of the equity method of accounting for Kaiser-Hill, an affiliate that we have the ability to significantly influence but not control.  In accordance with the equity method of accounting, we record our proportionate share of the affiliate’s income or losses.

•      Estimated fees on the Kaiser-Hill joint venture.   Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of judgment, including assumptions regarding future operations of Kaiser-Hill as well as general economic conditions.  In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Revenue recognition and profitability from the Kaiser-Hill contract may be adversely affected to the extent that we revise our estimated cost to complete or incentive or award fee estimates.  Accordingly, our recorded revenues and gross profits can fluctuate significantly from period to period.  The Kaiser-Hill contract contains incentive provisions for increased or decreased revenue and profit based on actual performance against established cost targets and schedule-related goals.  Incentive fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria.  Should disputes arise regarding whether Kaiser-Hill failed to perform satisfactorily under its contract, previously recognized revenues could be reversed and/or future period revenues could be reduced.

•      Our liability in connection with a post-retirement medical benefit plan for a fixed number of retirees.  The amount of this liability is affected by changes in the discount rate, medical cost trend rates and certain actuarial assumptions.  Should actual rates and results differ from the assumptions used, revisions to the liability would be required resulting in additional income statement charges.  The amount of the liability could also be affected by possible costs associated with the establishment of a third-party mechanism to administer such benefits going forward, if the establishment of such a mechanism is so ordered by the Delaware bankruptcy court.

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine period-specific effects or the cumulative effect of the change.  We will adopt SFAS No. 154 on January 1, 2006. Management does not expect that adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Equity Income In Earnings of Affiliate

Our major remaining source of income is a 50% ownership in Kaiser-Hill.  We own Kaiser-Hill equally with CH2M Hill Companies Ltd.  The financial information contained herein for Kaiser-Hill is reflected on the equity basis.

Physical Completion

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  DOE is reviewing Kaiser-Hill’s declaration as required under the Closure Contract. While DOE approval is anticipated, it is possible that there will be disputes as to whether Kaiser-Hill has satisfied its obligations with respect to the closure of the Rocky Flats site.  Such disputes could delay or reduce the payment of fees due to Kaiser-Hill.

Closure Contract Provisions for Revenue and Performance Award

The Closure Contract provides that Kaiser-Hill will earn revenue equal to the actual cost of physical completion plus a performance fee.  The performance fee will be determined based on (1) Kaiser-Hill’s cost to complete the site closure, which must be within the range of $3.1 billion and $4.9 billion, (2) the schedule of physical completion, which must be before 2007 and (3) Kaiser-Hill’s safety performance.  At the time of declaration of physical completion on October 13, 2005, Kaiser-Hill’s cost estimate to complete the project remained at $3.44 billion, which could result in a performance fee payable to Kaiser-Hill in excess of $500.0 million.

Since Kaiser-Hill declared physical completion, many of the performance risks have been eliminated, but contract risks and uncertainties remain. Kaiser-Hill will recognize any remaining fee as revenue when it is successful in mitigating or eliminating these remaining contract risks and uncertainties.

Due to the certainty of declaration of physical completion, at September 30, 2005, Kaiser-Hill recognized a substantial balance of the remaining fee.  Therefore for the three and nine months ended September 30, 2005, the Company recorded its 50% equity in Kaiser-Hill’s income, recognizing $76.1 million and $86.2 million, respectively.

Closure Contract Billing Provisions

From the inception of the Closure Contract in February 2000 through September 30, 2005, Kaiser-Hill has invoiced DOE for the performance fee based on the contract provisions, and has collected from DOE an aggregate of $225.3 million in fees.

Fee payments made by DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by DOE pursuant to applicable Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could total up to 15% to 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  From inception of the Closure Contract through September 30, 2005, Kaiser-Hill has distributed $95.5 million to each of its two owners.  Kaiser-Hill has indicated that it is possible that its performance fee invoices in 2005 to DOE could total in excess of $100.0 million and yield total distributions in 2005 to each of its two owners in excess of $50.0 million.

As Kaiser-Hill continues to accrue performance fees based on its currently projected total, less reserves deemed appropriate in the circumstances, and remains subject to a 50% retainage holdback on its performance fee invoicing, the level of unbilled accounts receivable on its balance sheet will continue to increase.  Kaiser-Hill classifies the difference between recorded performance fees and the collected fees as long-term unbilled accounts receivable on its balance sheet, which is included as a component of Investment in Affiliate on our balance sheet.  The Closure Contract also provides that DOE may release portions of the retainage holdback prior to DOE acceptance and approval of the contract completion if DOE deems appropriate.  As of November 10, 2005, DOE has released approximately $25.0 million of retainage holdback to Kaiser-Hill.  Kaiser-Hill is not able to estimate whether DOE will release any additional retained holdback prior to the final fee payment.

As part of our adoption of fresh-start reporting as of December 31, 2000, we increased the carrying value of our investment in Kaiser-Hill by $21.1 million, and we have been amortizing that difference over an estimated life of the Kaiser-Hill investment of approximately 6 years.  At June 30, 2005, $5.3 million of the difference remained unamortized.  Because Kaiser-Hill declared physical completion of the site on October 13, 2005, at September 30, 2005 we wrote off the remaining $5.3 million unamortized balance.  In the three and nine month periods ended September 30, 2005, the equity income in earnings of affiliate is net of $5.3 million and $7.0 million, respectively, of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity. In both of the three and nine month periods ended September 30, 2004, the equity income in earnings of affiliate is net of $0.9 million and $1.8 million, respectively, of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.

Administrative Expenses

Administrative expenses for the three months ended September 30, 2005 were $1.3 million, an increase of $0.3 million compared to the three months ended September 30, 2004, which is due primarily to an increase in legal fees in connection with the Nova Hut arbitration and the ICT Spectrum litigation.  Administrative expenses for the nine months ended September 30, 2005 were $3.8 million, a decrease of $0.3 million compared to the nine months ended September 30, 2004, which is due primarily to a cost reduction plan that management implemented in September 2004.

Our cost to provide certain post-retirement medical benefits to a fixed number of retirees is also treated as an administrative expense.  In the three and nine month periods ended September 30, 2005 and 2004, the expenses related to this plan were $0.2 million and $0.7 million, respectively.

Reserve for Proposed Settlement Agreement with ICT Spectrum

Because an agreement, subject to Bankruptcy Court approval, was reached with the former shareholders of ICT Spectrum, at September 30, 2005, the Company recorded a $6.2 million reserve on its balance sheet to account for this non-cash transaction.  The amount of the reserve was based on the number of New Common shares to be issued in the event such settlement is approved and the market value of the New Common shares on October 19, 2005, reduced for the estimated dilutive effect of the issuance of the additional New Common shares.

Reversal of Reserve for Settlement of Remaining Class 4 Claims and Reserve for Settlement of Class 4 Claims

In the third quarter of 2005, we reduced the reserve for Settlement of Class 4 claims by $0.2 million based upon management’s current estimate of remaining unresolved claims. In the first quarter of 2004, we established the reserve of $1.4 million based upon management’s estimate of the remaining unresolved Class 4 claims at that time.

Interest Income

Interest income for the three and nine months ended September 30, 2005 was $0.2 million and $0.6 million, respectively, which represents no change compared to the three months ended September 30, 2004 and an increase of $0.1 million compared with the nine months ended September 30, 2004, respectively.  The increase is primarily due to fluctuation in the average cash balances.

Interest Expense

As a result of the adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), effective July 1, 2003, and the classification of the Series 1 Redeemable Cumulative Preferred Stock (New Preferred) as a liability, preferred stock dividends are reflected as interest expense. Interest expense for the three and nine months ended September 30, 2005 was $0.3 million and $1.1 million, respectively, compared to interest expense for the three and nine month periods ended September 30, 2004 of $0.5 million and $1.6 million, respectively.  The decrease in interest expense is due to redemptions of preferred stock since September 30, 2004 of $15.5 million.

Income Tax Expense

We recorded an income tax expense of $26.8 million and $29.4 million, respectively, on operating income from continuing operations of $64.3 million and $70.0 million, respectively, during the three and nine months ended September 30, 2005.  Our effective income tax rate of 42% for both the three and nine months ended September 30, 2005, respectively, reflects the non-deductibility of certain expenditures for federal income tax purposes.  Our most significant non-deductible expenditures are the reserve for the ICT Spectrum settlement and interest expense on the New Preferred.  For the three and nine months ended September 30, 2004, we recorded an income tax expense of $1.4 million and $3.1 million, respectively,  on operating income from continuing operations of $3.1 million and $6.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $9.1 million of cash during the nine months ended September 30, 2005 compared to $8.3 million for the nine months ended September 30, 2004.  The $0.8 million increase in the use of cash for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to an increase in income tax payments made in 2005 compared to 2004.

Investing Activities

We received $31.5 million in distributions from Kaiser-Hill during the nine months ended September 30, 2005 compared to $10.4 million for the nine months ended September 30, 2004.  The increase of Kaiser-Hill cash distributions is a result of the continued favorable progress in its performance and the DOE’s recognition of that progress.

Financing Activities

During the nine months ended September 30, 2005, we redeemed $15.5 million liquidation preference of New Preferred, utilizing $0.8 million of excess restricted cash and $14.7 million of unrestricted cash.  During the nine months ended September 30, 2004, we redeemed $8.3 million liquidation preference of New Preferred, utilizing $3.1 million of excess restricted cash and $5.2 million of unrestricted cash.

Liquidity and Capital Resource Outlook

We currently have no debt as a result of the effectiveness of the Plan of Reorganization.  However, as a result of the adoption of SFAS No. 150 effective July 1, 2003, and due to the mandatorily redeemable provisions of the New Preferred, the New Preferred has been reflected as a long term liability.  We have financed the initial bankruptcy distribution requirements and follow-on working capital needs in part through the use of available cash and distributions from Kaiser-Hill and from other asset sale proceeds. Based on (i) current expectations for operating activities and results, (ii) expected Kaiser-Hill distributions, (iii) our current available cash position, (iv) recent trends and projections in liquidity and capital needs, and (v) current expectations of total allowed claims upon the completion of the bankruptcy proceedings, management believes we have sufficient liquidity to cover the required cash distributions resulting from the resolution of claims in the bankruptcy process, our future operating needs and income tax requirements, as well as the dividend or interest requirements applicable to our preferred stock.

We had obligations to pay dividends on outstanding New Preferred at September 30, 2005.  Accordingly, we are required to present the following table assuming that no preferred stock redemptions are made until the mandatory redemption date of December 31, 2007, no additional shares are issued and all future dividends are paid in cash.   The effect these obligations are expected to have on our liquidity and cash flow in future periods are as follows:

	Total	Less Than One Year	One to Three Years	After Three Years
Preferred Stock dividends	$1,797	$799	$998	—

The above table does not reflect the November 17, 2005 scheduled redemption of $11.4 million of New Preferred, or 207,431 shares.  The redemption of 207,431 shares will redeem all of the remaining outstanding New Preferred held by non-affiliates and will eliminate our dividend payment requirement.

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

RISK FACTORS RELATING TO KAISER HOLDINGS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our other periodic filings with the Securities and Exchange Commission and written or oral statements made by our officers and directors to the press, potential investors, securities analysts and others, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are not historical facts, but rather are predictions, and generally can be identified by use of statements that include terms such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or “foresee” or other words or phrases of similar import.  Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution, cash availability, stock redemption plans, contract awards and performance, potential acquisitions and joint ventures and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements.  In light of these risks and uncertainties, including those described below, the forward-looking events might or might not occur.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Our remaining primary source of funding is distributions from Kaiser-Hill, which are subject to uncertainties that may adversely impact our ability to meet our obligations on our preferred stock and the potential value of our common stock.

There are risks associated with potential disputes with respect to the completion of the cleanup and closure of the Rocky Flats site and the timing and award of fee payments from DOE to Kaiser-Hill.

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of DOE’s Rocky Flats site.  DOE is reviewing Kaiser-Hill’s declaration as required under the Closure Contract.  It is possible that there will be disputes as to whether Kaiser-Hill has satisfied its obligations with respect to the closure of the site.  Such disputes could delay or reduce the payment of fees due to Kaiser-Hill.  In addition, the timing and amount of payments to Kaiser-Hill could be affected by delays by DOE or other authorities, limitations in processing payments, Congressional or DOE funding of the Rocky Flats project, or disputes related to the overall U.S. Federal budget or funding of the DOE.

There are potential substantial liabilities and costs associated with Kaiser-Hill’s DOE contract, which may directly and indirectly impact our fee income from Kaiser-Hill.

Under the Closure Contract, Kaiser-Hill is responsible for, and DOE will not pay for costs associated with, liabilities caused by the willful misconduct or lack of good faith of Kaiser-Hill’s managerial personnel or the failure to exercise prudent business judgment by Kaiser-Hill’s managerial personnel. If Kaiser-Hill were found liable for any of these reasons, the associated costs could be substantial, which could have an adverse effect on our operating results. A decrease in our operating results could cause a decrease in the value of our common stock.

We face significant contingencies, which may adversely impact our ability to fund our continuing operations and to undertake new operations.

We do not have a significant business plan beyond Kaiser-Hill, and we may undertake new activities with start-up risks.

Our long-term future profitability will be dependent, to a significant extent, on the extent to which we carry out activities other than through Kaiser-Hill. Unless and until we further develop plans for such operations, we are unable to determine either the amount of risk that future operations will involve or whether we have the ability to realize long-term profitability. In considering whether we should attempt to develop a new revenue base, we have established a new subsidiary to attempt to take advantage of our successful history of performance in the government services market, and we have completed the process to enable our wholly-owned captive insurance company to offer derivative captive insurance services.  Our efforts to develop a revenue base separate from Kaiser-Hill involve start-up activities with risks specific to activities of this type, which may adversely impact our cash flow and operating results. A decrease in our cash flows and operating results could result in a decrease in the value of our common stock.

We may be unable to obtain performance guarantees, which may limit our ability to undertake new activities.

Given the reorganization history of Kaiser Group Holdings, Inc., we may not be able to obtain satisfactory contract performance guaranty mechanisms, such as performance bonds and letters of credit, on satisfactory terms or at all, to the extent such mechanisms are needed for new activities and projects.  These factors could limit the nature of the business activities in which we can engage, which may adversely impact our cash flow and operating results and result in a decrease in the value of our common stock.

We may be unable to generate funds to meet our cash flow needs, and we may be unable to access additional capital.

We may be unable to continue to generate sufficient funds to meet our cash flow needs.  Although we believe that we will be able to generate sufficient funds to meet our working capital needs for the foreseeable future, our ability to gain access to additional capital, if needed, is not certain. Due to the reorganization history of Kaiser Group Holdings, Inc. and current financial markets, it is difficult to predict whether additional capital would be available to us in the event that we were unable to generate funds to meet our obligations.  An inability to gain access to additional capital could also limit our ability to undertake new activities.  Ultimately, an inability to meet our existing obligations or to undertake new activities could adversely impact our cash flow and operating results.  A decrease in our cash flows and operating results could result in a decrease in the value of our common stock.

We expect to issue a substantial number of additional common shares to the former shareholders of ICT Spectrum, which could be expected to have a materially dilutive effect on the value of common shares currently outstanding.

The former shareholders of ICT Spectrum Constructors, Inc. (“ICT Spectrum”), a company acquired by merger with a subsidiary of Kaiser Group International, Inc. in 1998, are holders of equity interests under the Plan.  They claim to be entitled to additional shares of New Common.  On January 20, 2004, the U.S. Bankruptcy Court for the District of Delaware ruled in favor of the former shareholders of ICT Spectrum and ordered that we should issue to the former ICT Spectrum shareholders additional shares of New Common.  On June 24, 2005, the U.S. District Court for the District of Delaware affirmed the Bankruptcy Court’s decision.  We timely appealed this decision to the U.S. Court of Appeals for the Third Circuit.

On October 19, 2005, the Company and representatives of the former shareholders of ICT Spectrum entered into an agreement, subject to Bankruptcy Court approval, to settle claims of the former shareholders of ICT Spectrum.  Under the proposed settlement agreement, the Company will, among other things, issue approximately 175,000 shares of New Common, and distribute or make available for distribution the newly issued shares of New Common together with approximately 10,400 shares of New Common previously reserved for the satisfaction of the equity claims of former shareholders of ICT Spectrum.  On November 7, 2005, the Bankruptcy Court granted preliminary approval of the proposed settlement agreement.  If the Bankruptcy Court grants final approval of the proposed settlement agreement, the issuance and distribution of the 175,000 shares of New Common could be expected to have a materially dilutive effect on the value of shares of New Common presently outstanding.  If we are unsuccessful in obtaining Bankruptcy Court approval of the proposed settlement agreement, we may recommence our efforts to achieve reversal of the Bankruptcy Court’s ruling in favor of the former shareholders of ICT Spectrum.  If we are unsuccessful in our efforts to achieve reversal of the Bankruptcy Court’s ruling in favor of the former shareholders of ICT Spectrum, we could be required to issue to former ICT Spectrum shareholders 247,350 shares of New Common in addition to shares on account of their old equity interests under the Plan.  Under the terms of the Plan, it is possible that such issuance would require the issuance of additional shares to others.  Thus, continued litigation relating to the claim of the former ICT Spectrum shareholders could result in the issuance of an even greater number of additional shares of New Common that could be expected to have a materially dilutive effect on the value of shares of New Common presently outstanding.

ITEM 3.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

We do not believe that we have significant exposures to market risk because we do not presently have any debt.  The interest rate risk associated with our obligation to fund a capped retiree medical obligation is not sensitive to interest rate risk other than with respect to the determination of the present value of our remaining obligation thereunder.  A 10% increase or decrease in the average annual prime rate would result in a decrease in the carrying value of the plan obligation but would not change the actual cost of the plan.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.  There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d–15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 3, “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2004.  For a discussion of material developments with respect to such legal proceedings during the quarter ended September 30, 2005, see Note 7 of the Notes to Consolidated Financial Statements included in Part I hereof.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None

(b)  None

(c)  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)  None

(b)  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

(a)  None

(b)  None

ITEM 6.  EXHIBITS

2	Second Amended Plan of Reorganization (Incorporated by reference to Exhibit 2 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

3.1

Certificate of Incorporation of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

3.2	By-laws of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

4

Form of Put Agreement relating to preferred stock of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

10.1

Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996) (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.2

Amendment No. 1 to Kaiser Group International, Inc. Employee Stock Ownership Plan, effective January 1, 1998 (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.3

Amendment No. 2 to Kaiser Group International, Inc. Employee Stock Ownership Plan, effective January 1, 1996 (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.4

Amendment No. 3 to Kaiser Group International, Inc. Employee Stock Ownership Plan, dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(b)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.5

Amendment No. 4 to Kaiser Group International, Inc. Employee Stock Ownership Plan dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.6

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of August 31, 1995, in connection with the ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10.7

ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993, and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on October 15, 1993)

10.8

Amendment No. 1 to ICF Kaiser International, Inc. Retirement Plan, dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

10.9

Amendment No. 2 to ICF Kaiser International, Inc. Retirement Plan, dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

10.10

Amendment No. 3 to ICF Kaiser International, Inc. Retirement Plan, dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

10.11

Amendment No. 4 to ICF Kaiser International, Inc. Retirement Plan, dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.12

Amendment No. 5 to ICF Kaiser International, Inc. Retirement Plan, dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.13

Amendment No. 6 to ICF Kaiser International, Inc. Retirement Plan, dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.14

Amendment No. 7 to ICF Kaiser International, Inc. Retirement Plan, dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

10.15

Amendment No. 8 to ICF Kaiser International, Inc. Retirement Plan, dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on September 6, 2000)

10.16

Amendment No. 9 to ICF Kaiser International, Inc. Retirement Plan, dated June 19, 2003 (Incorporated by reference to Exhibit 10(c)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.17

Amendment No. 10 to ICF Kaiser International, Inc. Retirement Plan, dated March 17, 2004 (Incorporated by reference to Exhibit 10(c)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on May 24, 2004)

10.18

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of August 31, 1995, in connection with the ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10.19

ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993, and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on October 15, 1993)

10.20

Amendment No. 1 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on May 23, 1995)

10.21

Amendment No. 2 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

10.22

Amendment No. 3 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

10.23

Amendment No. 4 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.24

Amendment No. 5 to ICF Kaiser International, Inc. Section 401(k) Plan, dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.25

Amendment No. 6 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

10.26

Amendment No. 7 to ICF Kaiser International, Inc. Section 401(k) Plan, dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on April 2, 2001)

10.27

Amendment No. 8 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 10, 2002 (Incorporated by reference to Exhibit 10(e)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.28

Amendment No. 9 to ICF Kaiser International, Inc. Section 401(k) Plan, dated June 19, 2003 (Incorporated by reference to Exhibit 10(e)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.29

Amendment No. 10 to ICF Kaiser International, Inc. Section 401(k) Plan, dated March 17, 2004 (Incorporated by reference to Exhibit 10(e)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on May 24, 2004)

10.30

Amendment No. 11 to ICF Kaiser International, Inc. Section 401(k) Plan, dated November 11, 2004 (Incorporated by reference to Exhibit 10(e)(11) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on November 15, 2004)

10.31

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of March 1, 1989, in connection with the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10.32

Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.33

Modification M116 to Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy , effective March 24, 2004 (Incorporated by reference to Exhibit 10(g)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 30, 2004)

10.34

Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(i) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

10.35

Subcontract between The S.M. Stoller Corporation and Kaiser Group Holdings, Inc., dated June 30, 2004 (Incorporated by reference to Exhibit No. 10(i) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 13, 2004)

10.36

Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit No. 10 to Registration Statement on Form S-8 (Registration No. 333-107912) filed with the Commission on August 13, 2003)

10.37

Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 18, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)

10.38

Transition Agreement between Kaiser Group Holdings, Inc. and John T. Grigsby, Jr. effective as of August 31, 2004 (Incorporated by reference to Exhibit 99 to Current Report on Form 8-K (Registration No. 1-12248) filed with the Commission on September 1, 2004)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.
(Registrant)

Date: November 14, 2005

/s/ Marian P. Hamlett
Marian P. Hamlett
Executive Vice President and Chief Financial
Officer (Duly authorized officer and principal financial officer)