Form 10-K
period 2005-12-31
KAISER GROUP HOLDINGS INC
filed 2006-03-28
CIK 856200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2005, based on the closing sales price of the Common Stock as quoted on the Pink Sheets, was $19,421,028. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 20, 2006, there were 1,787,640 shares of Common Stock outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

PART I

Item 1.                                                           Business

Corporate History; Overview

Kaiser Group Holdings, Inc. (“Kaiser Group Holdings” or the “Company”) is a Delaware corporation that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. (“Old Kaiser”), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with an approved plan of reorganization (which was its Second Amended Plan of Reorganization and is referred to in this report as the “Plan of Reorganization”) that was effective on December 18, 2000 (the “Effective Date”). The Company is deemed a “successor issuer” to Old Kaiser by virtue of Rule 12g-3(a) under the Securities Exchange Act of 1934. A summary of the Plan of Reorganization for Old Kaiser can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser. In this report, unless the context states otherwise, the terms “we”, “our” and “Kaiser” refer to Kaiser Group Holdings (including Old Kaiser as its predecessor) and its subsidiaries.

Under the Plan of Reorganization, Old Kaiser sold some of its businesses and made payments of cash and stock to various classes of creditors as described in Note 2 to our consolidated financial statements appearing elsewhere in this report. We now have only a limited number of activities, assets and liabilities, primarily consisting of the following:

•                  We own Kaiser-Hill Company, LLC (“Kaiser-Hill”) equally with CH2M Hill Companies Ltd (“CH2M Hill”.)  Kaiser-Hill is our major source of income. Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy’s (“DOE” or “Department of Energy”) Rocky Flats site. Kaiser-Hill has performed for the Department of Energy at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site. The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, have been and continue to be the primary determinants of our long-term financial performance following the completion of the bankruptcy reorganization process. See “— Kaiser-Hill” below for additional information.

•                  We have a substantial claim, pending resolution, against the owner of a steel mini-mill that we constructed for Nova Hut, s.a. (“Nova Hut”) in the Czech Republic. The engineering and construction of the mini-mill was completed in 2000 by our subsidiary, Kaiser Netherlands, B.V. See “— Nova Hut” below for additional information about our Nova Hut claim.

•                  We own a captive insurance company that ceased to issue new policies as of October 1, 2000 and has, since then, solely been involved in resolving remaining claims made against previously issued policies. In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients. As of March 20, 2006, MS Builders Insurance Company has not written any policies.

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

General Terms and Distribution Status of Plan of Reorganization

The effectiveness of the Plan of Reorganization as of December 18, 2000 did not, in and of itself, complete the bankruptcy process. The process of resolving claims initially filed in the bankruptcy is ongoing. By far the largest class of claims (“Class 4”) was made up of creditor claims other than trade creditor or equity claims. Class 4 claims included holders of Old Kaiser’s senior subordinated notes due 2003. Holders of Class 4 claims allowed by the bankruptcy court received a combination of cash and our preferred (“New Preferred”) and common stock (“Kaiser Common Stock”) in respect of their claims. Each Class 4 claimant was entitled to receive one share of New Preferred and one share of Kaiser Common Stock for each $100 of claims, subject to a reduction in the number of shares of New Preferred issued to such claimant by one share for each $55.00 of cash received by the claimant.

The equity class of claims recognized in the Old Kaiser bankruptcy are “Class 5” claims, consisting of holders of Old Kaiser common stock (“Old Common”) and other “Equity Interests” as defined in the Plan of Reorganization. The Plan of Reorganization provides that holders of Equity Interests receive a number of shares of Kaiser Common Stock equal to 17.65% of the number of shares of Kaiser Common Stock issued to allowed Class 4 claimants. In the initial distribution, one share of Kaiser Common Stock was issued for each 96 shares of previously outstanding Old Common. During 2005, the Company settled a significant Class 5 claim asserted by the former shareholders of ICT Spectrum Constructors, Inc. (“ICT Spectrum”), which Old Kaiser had acquired in 1998, and issued an aggregate of 175,003 additional shares of Kaiser Common Stock to such claimants pursuant to the settlement. See Note 10 to the consolidated financial statements appearing elsewhere in this report for additional information.

Pursuant to the terms of the Plan of Reorganization, the Company was required to complete its initial bankruptcy distribution within 120 days of the Effective Date. Accordingly, to satisfy approximately $136.8 million of allowed Class 4 claims, the Company effected its initial distribution on April 17, 2001. The amount of unresolved Class 4 claims remaining at April 17, 2001 was approximately $130.5 million.

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (“ADR”) procedure whereby the remaining claimants and Old Kaiser produced limited supporting data relative to their respective positions and engaged in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $130.0 million of asserted Class 4 claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.8 million and issuances of 683 shares of New Preferred and 823 shares of Kaiser Common Stock. With the settlement of the ICT Spectrum Class 5 claim and the subsequent issuance of 175,003 shares of Kaiser Common Stock to such claimants, at March 20, 2006, there are no remaining unresolved Class 5 claims.

As of March 20, 2006, the aggregate amount of unresolved claims was less than $1.0 million. As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization. The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims. The Company expects to resolve the remaining claims, and to reach a final resolution of issues related to the retiree benefit plans (see Note 13 to our consolidated financial statements appearing elsewhere in this report), by the end of 2006. Upon such final resolution, the Company expects to take the necessary steps to close the bankruptcy cases. Upon such closing, the Bankruptcy Court would no longer be involved in the administration of the Company’s affairs, and the Company’s obligation to pay certain fees and submit periodic reports to the Bankruptcy Court would be terminated. Since closing the cases requires a resolution of all outstanding matters and such resolution is somewhat out of the Company’s control, there is a possibility that the cases will not be closed within the anticipated time period.

In the first quarter of 2004, the Company recorded a $1.4 million reserve for future claim settlements based upon the Company’s estimate of unresolved claims at that time. During 2004 and 2005, the Company settled various Class 4 claims utilizing approximately $1.0 million of this reserve. Based upon the Company’s estimate of unresolved claims at December 31, 2005, $0.4 million remains in this reserve.

Kaiser-Hill

The primary source of the Company’s income has historically been our 50% ownership interest in Kaiser-Hill. The remaining 50% interest is owned by CH2M Hill. Kaiser-Hill was formed solely for the performance of the current and former Rocky Flats closure contracts. CH2M Hill designates three of the five members of Kaiser-Hill’s Board of Managers, and we designate two members.

Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy’s Rocky Flats Site near Denver, Colorado. Kaiser-Hill has performed clean up and closure activities since 1995 at this site, a former Department of Energy nuclear weapons production facility. The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, are the primary determinants of the Company’s financial performance.

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

On March 20, 2004, Kaiser-Hill received a contract modification to motivate safe continuing positive performance by increasing the maximum fee ceiling that Kaiser-Hill could earn under the contract. The same contract modification reduced the minimum fee floor and included other provisions related to work scope changes. The total potential fee to be earned pursuant to the contract, as so modified ranges from $75.0 million to $560.0 million based on Kaiser-Hill’s costs to complete the site closure being within the range of completion costs of $3.1 billion and $4.9 billion, and completion at various dates between 2005 and 2007. For project costs saved below a target level, Kaiser-Hill retains a varying percentage share ranging from 20% to 30% as additional incentive fee. Similarly, for project costs incurred above a target level, Kaiser-Hill’s incentive fee is reduced by 30%.

On October 13, 2005, Kaiser-Hill declared physical completion of the clean up and closure of the DOE’s Rocky Flats site. On December 8, 2005, the DOE accepted the physical completion in accordance with the contract. The projected total fee to be earned pursuant to the contract is $510.0 million based on a Kaiser-Hill cost to complete the site closure of $3.44 billion. As of March 20, 2006, Kaiser-Hill had received $505.0 million of such fee from the DOE.

Kaiser-Hill now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site. The closeout phase of the contract is a cost reimbursable phase and is not fee bearing nor does the closeout phase impact fees earned. See Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of this activity.

Nova Hut

Although Old Kaiser sold its Metals Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V. (“Kaiser Netherlands”), which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut. After construction of the mini-mill was completed in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments. Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. As of March 20, 2006, this dispute had not been resolved, and Kaiser Netherlands continues to pursue legal action to enforce its rights. Initially, from 2001 to 2005, the primary legal venue of this dispute had been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”). The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue. Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution. The Company filed an appeal with the U.S. Court of Appeals for the Third Circuit regarding this decision in favor of the IFC, and on February 25, 2005, the Third Circuit overturned the District Court’s decision. The IFC’s request for a rehearing of the case by the Third Circuit was refused. The IFC then petitioned the Delaware bankruptcy court to stay proceedings pending completion of the Kaiser Netherlands-Nova Hut arbitration proceeding discussed below. This IFC motion was granted. With regard to the Nova Hut appeal, the District Court has ruled that U.S. bankruptcy proceedings should also be stayed pending completion of arbitration proceedings.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in the amount of $51.1 million with the International Chamber of Commerce. In November 2004, Kaiser Netherlands’ claim against Nova Hut was amended to include late interest and other charges and now totals $67.5 million. The arbitration panel has been constituted, and a hearing was held in September 2005. At present, we do not expect a decision to be issued until the second quarter of 2006. Nova Hut has submitted a $49.7 million counterclaim against Kaiser Netherlands in the same proceedings before the International Chamber of Commerce.

In December 2003, the International Chamber of Commerce, under the dispute resolution provisions of the Nova Hut mini-mill subcontract between Kaiser Netherlands and the mini-mill’s main equipment supplier, Tippins, Inc., issued a final award that was on balance favorable to Kaiser Netherlands. As a result of the ruling, Kaiser Netherlands was relieved of the obligation to pay additional retention to Tippins, Inc., and Kaiser Netherlands was awarded a net cash settlement of $2.6 million. The Company has not recorded this award due to the uncertainties regarding collectibility. However, the Company intends to vigorously pursue collection of this award.

The continued litigation of these disputes has had and will continue to have a negative impact on the cash flow of Kaiser Netherlands and the Company.

Kaiser Analytical Management Services, Inc.

In April 2004, we established our wholly-owned subsidiary, Kaiser Analytical Management Services, Inc., to take over the operations of the Analytical Services Division of Kaiser-Hill. KAMS provides analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.

On July 1, 2004, KAMS began providing its services as a subcontractor at the Department of Energy’s Rocky Flats closure site in Colorado. KAMS receives a fixed management fee for these services plus a small base fee and efficiency incentives built on laboratory sample costs.

Management has implemented a marketing plan aimed at gaining contract awards in the private sector and at other environmental sites within the Department of Energy complex, as well as with other agencies and departments of the U.S. Government. KAMS will manage its costs and operations consistent with the success of the marketing efforts.

Retiree Benefit Obligation

We also have the obligation to pay certain medical, disability and life insurance benefits to a fixed group of retirees for life. Such plans cover certain individuals who retired prior to 1993. There are approximately 500 retirees and dependents currently covered by the plans, the average age of whom is approximately 80. The actuarially determined present value of this obligation as of December 31, 2005, based on the existing commitments, interest rate assumptions and related medical and death benefit obligations, was $6.9 million, net of an unrecognized actuarial gain of $0.3 million. The final valuation of the company’s benefit obligation and the method used to ensure funding will be established through an ongoing claim resolution proceeding in the Delaware bankruptcy court. See Note 13 to our consolidated financial statements included elsewhere in this report for additional information.

Other Retained Assets, Activities and Obligations

We own a captive insurance company that is not at this time engaged in issuing new policies but is solely engaged in the process of resolving existing claims. Restrictions on the insurance company’s cash balances, maintained to support statutory insurance reserves, will be released as reserve requirements decrease in the future and to the extent such cash balances are not used in payment of resolved claims. In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients. As of March 20, 2006, no policies have been written by MS Builders Insurance Company.

Our Board of Directors (the “Board”) will continue to explore opportunities for us with respect to the activities we currently conduct and potential new business activities in which we may engage in the future.

Insurance

We have a risk management and insurance program in place that provides a range of coverages tailored to the needs of the reorganized company. Insurance coverages include policies for fiduciary, crime, directors and officers’ liability, property, general liability, workers’ compensation and professional liability “runoff” coverage to deal with liabilities arising from past activities and projects, if necessary.

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

Government Regulation

We may, from time to time, either individually or in conjunction with other government contractors operating in similar types of businesses, be involved in U.S. government investigations for alleged violations of procurement or other federal laws and regulations. No charges presently are known to have been filed against us by these agencies.

Employees

As of March 20, 2006, we had approximately 12 full-time equivalent employees, of whom 5 are employed by Kaiser Group International, Inc. and 7 are employed by KAMS.

Available Information

The address of our website is http://www.kaisergroup.com.

Item 1A.                                                  Risk Factors

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

Our remaining primary source of funding is distributions from Kaiser-Hill and possible recovery of our claim against Nova Hut, which are subject to uncertainties that may adversely impact the potential value of our common stock.

There are risks associated with the resolution of administrative issues surrounding certain Kaiser-Hill employee pension and post-retirement benefits, along with additional administrative contract closeout issues, that may affect the timing and award of future cash distributions from Kaiser-Hill to the Company.

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site. As a result, on January 11, 2006, Kaiser-Hill received payment from the DOE for all remaining performance fees, less a retained amount equaling $5.0 million, which was retained by the DOE for possible contract contingencies. Kaiser-Hill has further withheld $17.3 million in cash from this final distribution, pending resolution with the DOE of administrative issues associated with certain Kaiser-Hill employee pension and post-retirement benefits, as well as further administrative contract closeout issues. It is possible that there will be disputes between the DOE and Kaiser-Hill as to how these issues should be addressed and dealt with. Such disputes could delay or reduce future distributions of cash from Kaiser-Hill to the Company and could cause a decrease in the value of our common stock.

There are potential risks associated with U.S. Government audits of Kaiser-Hill which could result in disallowed costs or cost reclassifications requiring refunds of cash from Kaiser-Hill to the DOE.

As the contract between Kaiser-Hill and the DOE contains cost reimbursement provisions, the costs invoiced by Kaiser-Hill for reimbursement by the DOE are subject to audit by the U.S. Government. Government audits of costs invoiced by Kaiser-Hill are ongoing. Although Kaiser-Hill has historically provided its estimates of disallowed costs, uncertainties exist with regard to the government audit of Kaiser-Hill. To the extent that costs are disallowed and cash refunds are made to the DOE, future cash distributions from Kaiser-Hill to the Company would be reduced and could cause a decrease in the value of our common stock.

We cannot predict the outcome or timing of a decision and a potential award from the International Chamber of Commerce.

The Company has pending an arbitration award decision from the International Chamber of Commerce concerning a turnkey engineering and construction services contract for construction of a steel mini-mill in the Czech Republic for Nova Hut. In this proceeding, the Company has submitted a claim for $67.5 million dollars and Nova Hut has submitted a counterclaim for $49.7 million. At present, we do not expect a decision to be issued by the International Chamber of Commerce until the second quarter of 2006 and there is no way of predicting what the decision will be. Should an award decision be made that is not favorable to the Company, such a decision may have an adverse impact on the value of the Company’s common stock. In the case of a favorable decision, the Company will still have to pursue collection of the award. It is not possible to predict whether any award that is favorable to the Company (if any) would be collectible or how long collection efforts, even if successful, would take.

We face significant contingencies, which may adversely impact our ability to fund our continuing operations and to undertake new operations.

We may be unsuccessful in negotiating an acceptable benefits funding plan to satisfy our obligation to provide future benefits to a fixed group of retirees.

The Company remains obligated to continue to fulfill the provisions of Old Kaiser’s previously curtailed benefits plan, which provides certain medical and death benefits to a group of retirees. All of the benefits derived from the plan are fully covered by the Company’s self-insurance. Since the December 2000 approval of the Plan of Reorganization, the Company has been negotiating with the Delaware Bankruptcy Court-appointed Official Committee of Retirees (OCR) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward. As of March 20, 2006, no agreement had been reached on such a plan.

The OCR recently has filed a motion seeking approval of an agreement it claims to have reached with the Company regarding these issues. Since that filing, negotiations regarding an acceptable benefits funding plan have continued. Should the Company and the OCR not reach an agreement, it is expected that the OCR will continue to pursue satisfaction of its claim in the Delaware Bankruptcy Court in April 2006. The OCR is expected to seek to impose settlement on the basis of a guaranteed benefits plan through the establishment of special type of trust commonly referred to as a VEBA, or Voluntary Employees’ Beneficiary Association. The Company could potentially incur high administrative costs, up to $3.0 million, to establish a VEBA to administer retiree benefits on the basis of the criteria requested by the OCR. Such administrative costs would be in addition to the present value of the promised benefits. The company may also be required to provide for a higher benefit funding amount than currently estimated, if the bankruptcy court agrees with the OCR that a lower discount rate should be used to calculate benefits. For its part, the Company is seeking to negotiate a less costly VEBA or other mechanism to fully underwrite all retiree benefits. At this point, it is not possible to predict the ultimate outcome of this matter.

If we are not successful in negotiating an acceptable benefits funding plan and a settlement is imposed on us by the Bankruptcy Court, our cash flows and our operating results could be adversely impacted.

We do not have a significant business plan beyond Kaiser-Hill, and we may undertake new activities with start-up risks.

Our long-term future profitability will be dependent, to a significant degree, on the extent to which we carry out activities other than through Kaiser-Hill, particularly since Kaiser-Hill has entered the closeout phase of its contract with the DOE, and we have received most of the funds we expect to receive from our investment in Kaiser-Hill. Unless and until we further develop plans for such operations, we are unable to determine either the amount of risk that future operations will involve or whether we have the ability to realize long-term profitability. The business opportunities we have begun to explore, such as the establishment of KAMS and our completion of the process to enable MS Builders Insurance Company to offer derivative captive insurance services, are in very early stages, may take a long time to develop, and may never be profitable or successful at all. Our efforts to develop business operations, separate from Kaiser-Hill involve start-up activities with risks specific to activities of this type, which may adversely impact our cash flow and operating results. A decrease in our cash flows and operating results could result in a decrease in the value of our common stock.

We may be unable to obtain performance guarantees, which may limit our ability to undertake new activities.

Given the reorganization history of Old Kaiser, we may not be able to obtain satisfactory contract performance guaranty mechanisms, such as performance bonds and letters of credit, on satisfactory terms or at all, to the extent such mechanisms are needed for new activities and projects. These factors could limit the nature of the business activities in which we can engage, which may adversely impact our cash flow and operating results and result in a decrease in the value of our common stock.

We may be unable to generate funds to meet our cash flow needs, and we may be unable to access additional capital.

We may be unable to continue to generate sufficient funds to meet our cash flow needs. In the event our cash needs exceed our current estimates, we may not be able to obtain additional capital to meet those needs on favorable terms, or at all. In particular, due to the reorganization history of Old Kaiser and current financial markets, additional capital may not be available to us. An inability to gain access to additional capital could also limit our ability to undertake new activities. Ultimately, an inability to meet our existing obligations or to undertake new activities could adversely impact our cash flow and operating results. A decrease in our cash flows and operating results could result in a decrease in the value of our common stock.

We may have to draw down existing cash balances to fund current operating cash needs.

In light of physical completion of Kaiser-Hill’s contract with the DOE, until and unless the Company is successful in developing a new revenue base through new commercial activities or undertakings, it is anticipated that the Company will need to rely on existing cash balances to fund its continuing operations, including overhead costs. This draw down in cash balances could result in a decrease in the value of our common stock.

Item 1B.                                                  Unresolved Staff Comments

Not applicable.

Item 2.                                                           Properties

We owned no properties as of December 31, 2005. We leased properties at that date, which were located at 12303 Airport Way, Broomfield, Colorado, 80021-0007 and 9300 Lee Highway, Fairfax, Virginia 22031-1207.

Item 3.                                                           Legal Proceedings

On June 9, 2000, Old Kaiser and thirty-eight of its wholly-owned subsidiaries filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware in order to facilitate the restructuring of Old Kaiser’s long-term debt, trade and other obligations. Old Kaiser continued to operate as a debtor-in-possession subject to the Bankruptcy Court’s supervision and orders until its Plan of Reorganization was confirmed on December 5, 2000 and became effective on December 18, 2000. The provisions of such plan are further described in “General Terms and Distributions Status of Plan of Reorganization” under Item 1 of this Report, in Note 2 to the consolidated financial statements appearing elsewhere in this report, and in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2000 by Old Kaiser.

In the course of normal business activities, various claims or charges have been asserted and litigation commenced against Old Kaiser arising from or related to properties, injuries to persons and breaches of contract, as well as claims related to acquisitions and dispositions. Such claims are now part of the overall bankruptcy proceeding. Claimed amounts may not bear any reasonable relationship to the merits of the claim or to a final court award. In the opinion of management, an adequate reserve has been provided for final judgments, if any, in excess of insurance coverage, that might be rendered against Old Kaiser in the event of unsuccessful bankruptcy resolution. The continued adequacy of reserves is reviewed periodically as such matters progress.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote to security holders during the fourth quarter of 2005.

PART II

Item 5.                                                           Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Effective with implementation of Old Kaiser’s Plan of Reorganization, on or about April 17, 2001 each 96 shares of Old Common was exchanged for 1 share of Kaiser Common Stock. Prior to December 19, 2004  Kaiser Common Stock was

quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “KGHI”. Since December 20, 2004, Kaiser Common Stock has been quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “KGHI.PK”. At March 20, 2006, there were 836 shareholders of record of the Kaiser Common Stock.

The following table sets forth the high and low sale prices for the Kaiser Common Stock as reported on the OTCBB (through December 19, 2004) and Pink Sheets (since December 20, 2004).

	2005		2004
Year Ended December 31,	High	Low	High	Low

First Quarter	$29.00	$23.50	$24.00	$19.00
Second Quarter	37.00	27.50	27.00	21.00
Third Quarter	44.00	28.80	26.50	24.00
Fourth Quarter	43.25	36.00	27.00	23.00

Our Transfer Agent and Registrar is Computershare Trust Company, N.A., P.O. Box 43023, Providence, RI 02940-3023. The Shareholder Relations telephone number is (781) 575-2726, the hearing impaired number, for callers inside the United States, is (800) 952-9245 and for hearing impaired callers outside the United States the telephone number is (781) 575-2726. The internet address for our Transfer Agent and Registrar is http://www.equiserve.com.

We have never paid a cash dividend on our common stock. We anticipate that no cash dividends will be paid on the Kaiser Common Stock for the foreseeable future and that our earnings will be retained for use in our business. Any future determination to pay cash dividends will be at the discretion of our Board which determines our dividend policy based on our results of operations, capital requirements, and other factors that our Board deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	(I) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(II) Weighted- average exercise price of outstanding options, warrants and rights	(III) Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	—	—	150,000
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	150,000

Recent Sales of Unregistered Securities

During 2005, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

Item 6.                                                           Selected Consolidated Financial Data

Selected consolidated financial data of Kaiser Group Holdings, Inc. for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. This information should be read in conjunction with consolidated financial statements and the related notes thereto appearing elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2005 consolidated financial statements appearing elsewhere in this report.

Selected Consolidated Financial Data

(in thousands, except per share data)

	2005	2004	2003	2002	2001
Statement of Operations Data:
Gross revenue	$1,807	$1,036	$—	$—	$—
Service revenue	630	288	—	—	—
Operating loss	(11,263)	(6,364)	(4,918)	(7,028)	(10,792)
Income from continuing operations before income taxes	77,457	9,110	11,028	29,165	7,657
Net income (loss)	45,292	7,375	4,368	18,343	(4,957)

Basic and Diluted Earnings Per Share:
Continuing operations	$27.86	$4.58	$2.91	$8.54	$1.90
Discontinued operations, net of tax	—	—	(1.14)	0.31	(9.05)

Net earnings (loss) per share	$27.86	$4.58	$1.77	$8.85	$(7.15)

Weighted average common shares outstanding:
—basic	1,626	1,610	1,606	1,602	1,126
—diluted	1,626	1,610	1,606	1,602	1,126

Balance Sheet Data (end of period):
Total assets	$122,024	$72,714	$74,080	$96,195	$80,891
Long-term liabilities*	—	26,909	35,175	—	—
Mandatorily Redeemable preferred stock **	—	—	—	55,942	62,481
Shareholders’ equity	79,111	27,545	20,077	17,805	3,360

* After the adoption of FAS 150 on July 1, 2003, we reclassified mandatorily redeemable preferred stock from mezzanine equity to long term liabilities. At December 31, 2004 and 2003, long term liabilities consist entirely of mandatorily redeemable preferred stock.

** After the adoption of FAS 150 (see Note 9 to the consolidated financial statements appearing elsewhere in this report), we reclassified mandatorily redeemable preferred stock to long term liabilities from mezzanine equity.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since the Plan of Reorganization of Old Kaiser under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000, we have completed the initial bankruptcy distributions to allowed claimholders, continued to progress in resolving remaining outstanding bankruptcy claims, managed our remaining assets, wound down unnecessary elements of previous activities and corporate structure, redeemed all of the New Preferred shares outstanding and formed two new business opportunities, KAMS and MS Builders Insurance Company.

Following the effectiveness of the Plan of Reorganization, we now have only a limited number of activities, assets and liabilities, primarily consisting of the following:

•                  We own Kaiser-Hill equally with CH2M Hill. Kaiser-Hill has been our major source of income. Kaiser-Hill served as the general contractor at the DOE’s Rocky Flats site. Kaiser-Hill has performed for the Department of Energy at this site since 1995 and in January 2000 was awarded a new contract to manage the closure of the site. The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, have been and continue to be the primary determinants of our long-term financial performance following the completion of the bankruptcy reorganization process.

•                  We have a substantial claim, pending resolution, against the owner of a steel mini-mill that we constructed for Nova Hut in the Czech Republic. The engineering and construction of the mini-mill was completed in 2000 by our subsidiary, Kaiser Netherlands.

•                  We own a captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies. In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients. As of March 20, 2006, MS Builders Insurance Company has not written any policies.

•                  We have an ongoing obligation to fund a capped post-employment medical benefit plan for a fixed group of retirees.

•                  We formed KAMS in April 2004 to take over the operations of the Analytical Services Division of Kaiser-Hill. KAMS provides analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.

Outlook

Potential Kaiser-Hill Distributions, the Nova Hut Disputes and Obligations to Provide Future Benefits to Retirees. As we look forward, by far the most significant factor in determining the value of our common stock is the performance of Kaiser-Hill and its success in collecting the remaining fee that may be due to Kaiser-Hill from the DOE. Other material uncertainties affecting our future results are the outcome of the disputes we have in arbitration with Nova Hut and our obligation to provide future benefits to a fixed group of retirees.

On October 13, 2005, Kaiser-Hill declared physical completion of the clean up and closure of DOE’s Rocky Flats site. On December 8, 2005, the DOE accepted physical completion in accordance with the Rocky Flats contract and authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million which was retained by the DOE for possible contract contingencies. On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount. As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser–Hill. As the $5.0 million retention is released by the DOE, the Company expects to receive its 50% share of any distribution of such funds by Kaiser-Hill.

Kaiser-Hill has withheld $17.3 million in cash from distribution until administrative issues associated with certain Kaiser-Hill employee pension and post-retirement benefits, as well as further administrative contract closeout issues, are clarified with the DOE. The Company expects to receive it 50% share of any distribution of such funds by Kaiser-Hill.

Kaiser-Hill recognized a substantial amount of fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income has been recorded in Equity Income in Earnings of Affiliate in the consolidated statement of operations for the year ended December 31, 2005. As a result, upon the receipt of the $80.0 million cash distribution from Kaiser-Hill on March 1, 2006, the Company made a corresponding reduction in its investment in Kaiser-Hill on its balance sheet.

As discussed elsewhere, we have pending against Nova Hut an arbitration before the International Chamber of Commerce. Our aggregate claims are for $67.5 million, and Nova Hut has asserted counterclaims of $49.7 million. It is not possible to predict the outcome of these disputes, but we feel our claims are stronger than Nova Hut’s. Our assessment could be wrong, but we are determined to see these disputes through to conclusion because we believe we are entitled to a substantial positive recovery. The arbitration process is now underway. At present, we do not expect to receive any recovery from Nova Hut until the second quarter of 2006 at the earliest, if at all.

Also discussed elsewhere, in accordance with the terms and provisions of the Plan of Reorganization for Old Kaiser, we remain obligated to continue to fulfill the provisions of Old Kaiser’s previously curtailed benefits plan, which provides certain medical and death benefits to a group of retirees. Since the December 2000 approval of the Plan of Reorganization, the Company has been negotiating with the Delaware Bankruptcy Court-appointed Official Committee of Retirees (OCR) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward. As of March 20, 2006, no agreement had been reached on such a plan.

The Bankruptcy Court has scheduled a hearing for April 12, 2006 to decide the various issues relating to a retiree benefit plan including the administrative mechanism to be employed to provide the benefits, the costs to administer such mechanism, and the discount rate which should be used to determine the present value of the future benefits and administrative costs. The OCR and the Company have been directed to file documents reflecting their respective views on or before March 31, 2006. Under proposals of the OCR, the Company could potentially incur high administrative costs, up to $3.0 million, to establish a VEBA to administer these benefits. Such administrative costs would be in addition to the cost of providing the promised benefits. In addition, the OCR has proposed use of a discount rate which the Company believes to be unreasonably low. The Company will request the Court to approve a less costly mechanism to fully underwrite all retiree benefits and use a somewhat higher, market based discount rate. At this point, it is not possible to predict the ultimate outcome of this matter.

Proposed Reverse Split/Deregistration. Our Kaiser Common Stock is currently registered under the Securities Exchange Act of 1934 (the “Exchange Act”), and consequently we are subject to reporting obligations of the Exchange Act. In special meetings on March 31, 2005, and June 20, 2005, our Board unanimously approved a 1-for-20 reverse split of the Kaiser Common Stock. The Company, in conjunction with its Board, is reassessing the issues surrounding a possible reverse split and deregistration of the Company. Proceeding with the reverse split would require that we amend the Company’s Certificate of Incorporation, which requires stockholder approval. If we do proceed, we would intend to submit any such proposal to our stockholders for decision at the next Annual Meeting of Stockholders. It is anticipated that such a reverse split would reduce the number of record holders of Kaiser Common Stock to below 300, which would allow us to terminate our reporting obligations under the Exchange Act and continue operations as a non-reporting company. In that event, we would file a Form 15 with the Securities and Exchange Commission (“Commission”). Upon filing of the Form 15, our reporting obligations under the Exchange Act would be suspended, meaning that we would no longer be required to file with the Commission certain reports and forms, including Forms 10K, 10Q and 8-K and proxy statements. In such event, thereafter, the Company would provide information about its quarterly and annual financial results to its remaining stockholders by other means, such as through its web site and in press releases.

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

•                  Recoverability of accounts receivable, a contract receivable, and investments.

•                  Income tax provision, deferred tax assets and liabilities.

•                  Use of the equity method of accounting for Kaiser-Hill, an affiliate that we have the ability to significantly influence but not control. In accordance with the equity method of accounting, we record our proportionate share of the affiliate’s income or losses.

•                  Estimated fees on the Kaiser-Hill joint venture. Estimating future costs, contract contingencies and revenues and profits, is a process requiring a high degree of judgment. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Now that the contract has been declared complete, additional revenue recognition and our profitability from the Kaiser-Hill contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised upon audit from the U. S. Government. The Kaiser-Hill contract contains incentive provisions for increased or decreased revenue and profit based on actual performance against established cost targets and schedule-related goals. Incentive fees have been included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria. Should total costs of the project be revised based upon the results of U. S. Government audits, previously recognized revenues could be reversed and/or future period revenues could be reduced.

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

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Equity Income In Earnings of Affiliate

Our major remaining source of income is a 50% ownership in Kaiser-Hill. We own Kaiser-Hill equally with CH2M Hill. The financial information contained herein for Kaiser-Hill is reflected on the equity basis. Because Kaiser-Hill represents a significant portion of our financial position and results of operations, the audited financial statements of Kaiser-Hill are included in this report (see pages F-21 to F-30).

Contract Provisions for Revenue and Performance Award

Kaiser-Hill’s contract with the DOE provides that Kaiser-Hill earn revenue equal to the actual cost of physical completion plus a performance fee. The performance fee is determined based on (1) Kaiser-Hill’s cost to complete the site closure, which must be within the range of $3.1 billion and $4.9 billion, (2) the schedule of physical completion, which must be before 2007 and (3) Kaiser-Hill’s safety performance. On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site. At the time of declaration of physical completion on October 13, 2005, Kaiser-Hill’s cost estimate to complete the project remained at $3.44 billion, which resulted in a performance fee payable to Kaiser-Hill projected to be $510.0 million, of which $255.0 million had previously been received. On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million. On January 11, 2006, Kaiser-Hill received payment for all remaining fees except the retained amount.

Since Kaiser-Hill declared physical completion, many of the performance risks have been eliminated, but contract risks and uncertainties remain. As a result of declaration of physical completion in October 2005, Kaiser-Hill recognized all remaining performance fees under the contract in 2005 and has established reserves for certain risks and uncertainties related to the contract (see details described below in “— Closure Contract Billing Provisions”). Kaiser-Hill will reverse these reserves to the extent it is successful in mitigating or eliminating these remaining contract risks and uncertainties.

For the years ended December 31, 2005, 2004 and 2003, we recorded our 50% equity in Kaiser-Hill’s income of $95.7 million, $20.3 million and $20.0 million, respectively. The differences in the Kaiser-Hill earnings between 2005 and 2004 were due to the declaration of physical completion on October 13, 2005 and the affirmation by the DOE of completion of the project on December 8, 2005 which resulted in Kaiser-Hill recognizing all remaining performance fees under the contract less certain established reserves in 2005. The differences in the Kaiser-Hill earnings between 2004 and 2003 were primarily due to the cumulative effects of accounting for periodic changes in the projected fee to be earned upon the completion of the project. Kaiser-Hill’s estimate of the final gross performance fee to be earned upon completion of the contract increased from $388.0 million to $429.0 million as of December 31, 2003 and 2004, respectively, and then with the declaration of physical completion, increased to $510.0 million as of December 31, 2005.

Contract Billing Provisions

From the inception of Kaiser-Hill’s contract with the DOE in February 2000 through December 31, 2005, Kaiser-Hill invoiced the DOE for the performance fee based on the contract provisions of approximately $505.0 million, and collected an aggregate of approximately $255.0 million in fees from the DOE. Kaiser-Hill received the remaining $250.0 million from the DOE on January 11, 2006.

Fee payments made by the DOE to Kaiser-Hill, less certain non-reimbursable costs, will continue to be distributed to the joint venture owners upon receipt. Kaiser-Hill has historically incurred expenses that are not reimbursable by DOE pursuant to applicable Federal regulations. Accordingly, such expenses, which Kaiser-Hill estimates could total up to 15% to 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners. From Kaiser-Hill’s inception through December 31, 2005, Kaiser-Hill has distributed $107.7 million in cash to each of its two owners. On March 1, 2006, Kaiser-Hill distributed $80.0 million in cash to each of its two owners. The Company expects to receive further distributions in the future as described below.

Kaiser-Hill may receive up to an additional $5.0 million from the DOE, which was withheld from the January 2006 fee payment for possible contract contingencies. The Company expects that this $5.0 million will be released by DOE during the first half of 2006. Kaiser-Hill has also withheld $17.3 million in cash from distribution to each of its two owners until administrative issues associated with certain Kaiser-Hill employee pension and post-retirement benefits, as well as further administrative contract closeout issues, are clarified with the DOE. We expect to receive our 50% share of any distribution of such funds from Kaiser-Hill.

Kaiser-Hill recognized a substantial amount of the fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Affiliate in its consolidated statement of operations for the year ended December 31, 2005. As a result, upon the receipt of the $80.0 million distribution from Kaiser-Hill on March 1, 2006, the Company made a corresponding reduction in its investment in Kaiser-Hill on its balance sheet.

Kaiser-Hill now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site. The closeout phase of the contract is a cost reimbursable phase and is not fee bearing nor does the closeout phase impact fees earned. Effective December 31, 2005, Kaiser-Hill terminated its remaining employees. Staff necessary to complete closeout activities is expected to be subcontracted or provided by CH2M Hill.

For the years ended December 31, 2005, 2004 and 2003, our equity income in earnings of affiliate was net of $7.0 million, $3.5 million and $3.5 million, respectively, of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity. We increased the carrying value of this investment by $21.1 million as part of our adoption of fresh-start reporting as required by U.S. Generally Accepted Accounting Principles as of December 31, 2000 and we were amortizing that difference over the duration of the Kaiser-Hill closure contract with the DOE. However upon Kaiser-Hill’s declaration of physical completion on October 13, 2005, we wrote off the remaining balance of $7.0 million against our equity income in earnings of affiliate.

Interest Income

We earn interest on our available cash balances. In addition, we earned interest on a note receivable from ICF Consulting Group, Inc. (a division of Old Kaiser that was sold in 1999), through October 5, 2005, when we received payment of the entire principal balance of and accrued interest on such note. Interest income increased nominally in 2005 compared to 2004 due to an increase in the average cash balances over the period. Interest income decreased nominally in 2004 compared to 2003, due to a decline in average cash balances over the period.

Administrative Expenses

Administrative expenses for the years ended December 31, 2005, 2004 and 2003 consisted largely of salaries, legal and professional fees incurred for activities associated with the bankruptcy proceedings or with winding down of historical operations, as well as the cost to fund a certain retiree benefit commitment. Administrative expenses for the year ended December 31, 2005 compared to December 31, 2004 increased 12.8% or $0.7 million due primarily to the increase in legal fees related to the Nova Hut arbitration and the ICT Spectrum litigation (discussed in more detail below under “Reserve for Settlement with ICT Spectrum”). Administrative expenses for the year ended December 31, 2004 compared to December 31, 2003 increased nominally. The net expense for the retiree medical commitment remained relatively unchanged for the three years ended December 31, 2005, 2004 and 2003 at approximately $1.0 million per year.

Reserve for Settlement with ICT Spectrum

On October 19, 2005, the Company entered into a settlement agreement with the representatives of the former shareholders of ICT Spectrum, who had claimed to be entitled to additional shares of Kaiser Common Stock, to settle all of their outstanding claims against the Company. On December 6, 2005, the Bankruptcy Court granted final approval of the proposed settlement agreement. As a result, the Company issued and distributed 175,003 shares of Kaiser Common Stock to the former shareholders of ICT Spectrum in December 2005.

Because a settlement agreement, subject to Bankruptcy Court approval, was reached with the former shareholders of ICT Spectrum, at September 30, 2005, we recorded a $6.2 million reserve on our balance sheet to account for this non-cash transaction. Upon Bankruptcy Court approval of the settlement agreement in December 2005, and the subsequent issuance of 175,003 shares to the former shareholders of ICT Spectrum in accordance with the settlement agreement, the Company eliminated the reserve.

Reserve for Settlement of Class 4 Claims

In the first quarter of 2004, the Company recorded a $1.4 million reserve for future claim settlements based upon the Company’s estimate of unresolved claims at that time. During 2004 and 2005, the Company settled various Class 4 claims utilizing approximately $1.0 million of this reserve. Based upon the Company’s estimate of unresolved claims at December 31, 2005, $0.4 million remained in this reserve as of such date.

Loss from Discontinued Operations

In addition to matters surrounding the resolution of the Nova Hut dispute, Discontinued Operations also reflects the net income statement activity resulting from the winding down of our discontinued engineering operations. At December 31, 2003, based upon the lack of significant favorable developments with the Nova Hut claim in the prior two years and the time that has elapsed since completion of the project, the Company established additional reserves to further reduce the net carrying value of the remaining Nova Hut project to $3.0 million by recording an additional reserve of $3.0 million, which was offset by an income tax benefit of $1.1 million, by recording a charge to “Loss from Discontinued Operations”. This charge was offset by income from discontinued operations of $0.4 million from the collection of foreign accounts receivable, which had previously been fully reserved. The Company had no charges to “Loss from Discontinued Operations” during 2005 or 2004.

Income Taxes

During 2005, we recognized a total income tax expense of $32.2 million allocable to the following results (in thousands):

Statements of Operations Category	Pre-tax Income/(Loss)	Applicable Income Tax (Expense)/Benefit
Income (loss) from continuing operations before income taxes	$77,457	$(32,165)
Income (loss) from discontinued operations	—	—
		$(32,165)

During 2004, we recognized a total income tax expense of $1.7 million allocable to the following results (in thousands):

Statements of Operations Category	Pre-tax Income/(Loss)	Applicable Income Tax (Expense)/Benefit
Income (loss) from continuing operations before income taxes	$9,110	$(1,735)
Income (loss) from discontinued operations	—	—
		$(1,735)

During 2003, we recognized a total income tax expense of $3.8 million allocable to the following results (in thousands):

Statements of Operations Category	Pre-tax Income/(Loss)	Applicable Income Tax (Expense)/Benefit
Income (loss) from continuing operations before income taxes	$11,028	$(4,827)
(Loss) income from discontinued operations	(2,956)	1,123
		$(3,704)

Treatment of Net Operating Loss Carryforwards

In December 2000 we went through a change in control as defined under Section 382 of the Internal Revenue Code due to the Chapter 11 bankruptcy reorganization. In September 2001 we determined that the change in control met the stringent guidelines of the bankruptcy exception provided under the Internal Revenue Code. This resulted in our not being subject to the carryforward limitations of Section 382 of the Internal Revenue Code. However, we were required to reduce certain carryovers that included net operating losses and credits. We offset the reduction of the carryforwards with the valuation allowance previously established for those carryforwards and as a result, the effective income tax rate for income from continuing operations differed significantly from statutory rates. All remaining net operating loss carryforwards were utilized in 2003.

Liquidity and Capital Resources

Years Ended December 31, 2005, 2004 and 2003

Operating Activities:  We used $21.0 million in cash for operating activities in 2005, $9.8 million in 2004 and $10.2 million in 2003. This use of cash included the following (in thousands):

	2005	2004	2003
General and administrative costs incurred	$5,920	$5,252	$4,918
Payment of income taxes	14,602	1,916	4,010
Payment of dividends included in continuing operations	1,518	2,151	953
Other, net	(1,058)	482	358

Cash used for operating activities	$20,982	$9,801	$10,239

Investing Activities:  Our primary investing activity has been the receipt of funds from our investment in Kaiser-Hill. During the years ended December 31, 2005, 2004 and 2003, Kaiser-Hill distributed $43.7 million, $17.5 million and $16.4 million, respectively, to us and to its other 50% owner, CH2M Hill. For each of the years ended December 31, 2005 and 2003, we invested $1.0 million and $1.0 million in new certificates of deposit. In 2004, a $1.0 million certificate of deposit was reinvested upon maturity.

Financing Activities:  Our primary financing activities have been the redemption of New Preferred in accordance with the terms of the Plan of Reorganization and the put rights described in Note 9 to the consolidated financial statements appearing elsewhere in this report. The schedule below identifies the redemptions of New Preferred and the source of funds utilized in the redemption. During the years ended December 31, 2005, 2004 and 2003, we redeemed New Preferred as follows (dollars in thousands):

Date of Redemption	Use of Unrestricted Cash	Use of Restricted Cash	Total Amount of Redemption	Number of Shares Redeemed
November 2005	$11,409	$—	$11,409	207,431
September 2005	4,715	785	5,500	100,000
April 2005	10,000	—	10,000	181,818
July 2004	2,478	512	2,990	54,361
February 2004	2,599	2,677	5,276	95,932
October 2003	4,650	1,594	6,244	113,530
January 2003	5,233	8,913	14,146	257,200

Prior to the adoption of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective July 1, 2003, dividends were not recorded as interest expense and were reflected below net income on our consolidated statements of operations and were reflected in our consolidated statements of cash flows as a financing activity. During the year ended December 31, 2003, and prior to the above mentioned adoption of FAS 150, we paid $2.2 million in dividends on our preferred stock. See “Operating Activities” above for the amount of preferred stock dividends paid after the adoption of FAS 150.

In 2003 we acquired 6,848 shares of New Preferred for $0.3 million and recorded the purchase as treasury shares.

During 2005 and 2004, approximately $81,000 and $36,000, respectively, was transferred from unrestricted cash to the restricted cash which is a reserve for the settlement of unresolved Class 4 claims as required in the Plan of Reorganization.

Liquidity and Capital Resources Outlook

We currently have no debt as a result of the effectiveness of the Plan of Reorganization. We continue to finance the bankruptcy distribution requirements and follow-on working capital needs in part through the use of the available cash and distributions from Kaiser-Hill and from other asset sale proceeds. Based on (i) current expectations for operating activities and results, (ii) expected Kaiser-Hill distributions, (iii) our current available cash position, (iv) recent trends and projections in liquidity and capital needs, (v) current expectations of total allowed claims upon the completion of the bankruptcy proceedings (vi) satisfaction of our obligation to provide future benefits to a fixed group of retirees, management believes we have sufficient liquidity to cover our future operating needs and income tax requirements. With the retirement of the remaining outstanding New Preferred on November 17, 2005, we no longer have future interest requirements.

Other Matters

We have various obligations and liabilities from our continuing operations, including general overhead expenses in connection with maintaining, operating and winding down various entities. Additionally, we believe contingent liabilities may exist in the areas described in Note 16 to the consolidated financial statements appearing elsewhere in this report for the periods ended December 31, 2005, 2004 and 2003.

Recent Accounting Pronouncements

In June of 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (FAS 154), “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. FAS 154 requires the retrospective application to prior periods financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company does not believe the adoption of FAS 154 will have a material impact on its financial position, results of operations or cash flows.

On May 31, 2003, FASB issued FASB Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities – all of whose shares are mandatorily redeemable. FAS 150 was to have been generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Recently, the FASB has deferred for an indefinite period the effective date for certain instruments and entities. As discussed in Note 9 of the consolidated financial statements appearing elsewhere in this report, the Company adopted the provisions of FAS 150 in the third quarter of 2003.

In December 2003, the FASB issued FAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FAS No. 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The new disclosure requirements required by FAS No. 132(R) were reflected in the December 31, 2004 consolidated financial statements appearing elsewhere in this report.

Contractual Obligations

At December 31, 2005, the only known contractual obligations of the Company related to a noncancelable operating lease, under which the Company is obligated to make payments of $48,000 in 2006 and $24,000 in 2007.

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

Item 8.                                                           Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data appear on pages F-1 through F-29 and S-1 through S-2 hereto.

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                                                  Controls and Procedures

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                                  Other Information

None.

PART III

Item 10.                                                    Directors and Executive Officers of the Registrant

Jon B. Bennett, 49, director of the Company, has been a Director of Information Management at Devens Reserve Forces Training Area, a Department of the Army installation, since 1998. Mr. Bennett has been a director of the Company since December 18, 2000. Mr. Bennett was Systems Administrator and Analyst at the then Fort Devens from 1995 to 1997, and was the senior Budget Analyst at Fort Devens from 1990 to 1995. Mr. Bennett graduated from Bucknell University (B.A.). Mr. Bennett owns 1,000 shares of Common Stock. Entities managed by Bennett Management Corporation, which is controlled by Mr. Bennett’s brother, James Bennett, are significant holders of Kaiser Common Stock issued by the Company in April 2001, as a result of their significant holdings of subordinated notes of Old Kaiser.

Douglas W. McMinn, 58, has been President and Chief Executive Officer of the Company since September 2004. Mr. McMinn has been a director of the Company since September 2004 and also serves on the Board of Managers of Kaiser-Hill. Mr. McMinn has been a senior officer of the Company and its predecessors for more than 17 years. Mr. McMinn is the Chief Executive Officer of Global Trade & Invest, Inc., a firm which he co-founded to engage in international trading activities and to provide consulting assistance to companies doing business internationally. Mr. McMinn served in the United States Government as a staff member in the National Security Council and as an Assistant Secretary of State for Economic and Business Affairs, U.S. Department of State. Mr. McMinn holds an M.L.A. from Johns Hopkins University and an M.A. from Johns Hopkins School of Advanced International Studies. Mr. McMinn owns 3,000 shares of Kaiser Common Stock.

Mark S. Tennenbaum, 46, has been a director of the Company since September 2004. Mr. Tennenbaum is a private investor. Prior to that, Mr. Tennenbaum was a co-founder, director and chief financial officer of FrontBridge Technologies, Inc., a privately-held provider of secure managed messaging services acquired by Microsoft in 2005, from its inception in 1999 until 2001. Prior to FrontBridge Technologies, Inc., Mr. Tennenbaum served as chief financial officer of SoftAware Networks, Inc., a privately-held network distributed hosting services provider, from June 1998 until its sale to Digital Island in July 2000. Mr. Tennenbaum beneficially owns 200,000 shares of Kaiser Common Stock held by the Mark S. Tennenbaum Investment Trust. Entities controlled by Mr. Tennenbaum’s father, Michael E. Tennenbaum, and brother, Andrew R. Tennenbaum, are significant holders of Kaiser Common Stock.

Frank E. Williams, Jr., 71, is Chairman of the Board of the Company and also serves on the Board of Managers of Kaiser-Hill. Mr. Williams currently serves as Chairman and principal owner of Williams Enterprises of Georgia, Inc., a holding company controlling six subsidiaries active in various facets of the steel industry. In addition, Mr. Williams serves as Chairman, CEO, and 50-percent owner of Bosworth Steel Erectors, Inc., a major erector of steel products in the Southwestern United States, and Chairman and a major shareholder of Wilfab, Inc., a fabricator of structural steel. Mr. Williams is also Managing Partner and principal owner of Structural Concrete Products, LLC, a manufacturer of pre-stressed concrete building systems, and of Industrial Alloy Fabricators (IAF), a fabricator of alloy plate products for the pulp and chemical industries. He serves as a member of the Board of Directors of Capital Bank, N.A. and Diamondhead Casino Corporation. Mr. Williams currently serves as a director of Williams Industries, Inc. of Manassas, Virginia, a company he founded and of which served as President, CEO and Chairman until November 1994. Williams Industries, Inc. is a public Nasdaq-listed company that owns five subsidiaries active in the steel industry, including Williams Bridge Co., one of the largest fabricators of steel plate for bridge structures in the Mid-Atlantic region. Mr. Williams beneficially owns 17,950 shares of Kaiser Common Stock.

Marian P. Hamlett, 44, is Executive Vice President and Chief Financial Officer. Ms. Hamlett served as Corporate Controller of the Company from January 2001 until her appointment as Executive Vice President and Chief Financial Officer in April 2004. From 1995 to 2001, Ms. Hamlett owned a Certified Public Accounting firm and provided various consulting services. Ms. Hamlett also worked in the venture capital and financial services fields. Ms. Hamlett was a manager with Deloitte & Touche LLP from 1985 to 1991. Ms. Hamlett graduated from Texas Christian University (B.B.A.). Effective March 31, 2006, Ms. Hamlett’s employment with the Company will terminate.

Nicholas Burakow, 56, is Senior Vice President, Secretary and Treasurer. Effective April 1, 2006, Dr. Burakow will assume the position of Executive Vice President and Chief Financial Officer and will continue to serve as Secretary and Treasurer. Dr. Burakow has been a senior officer of the Company and its predecessors for more than 18 years. Prior to joining the Company, Dr. Burakow served for twelve years in the U.S. Department of State’s Foreign Service, where his last position was Director for Monetary Affairs. Dr. Burakow is also the President of Global Trade & Invest, Inc., a firm which he co-founded to engage in international trading activities and to provide consulting assistance to companies doing business internationally. Dr. Burakow holds a Ph.D. in economics from the University of Notre Dame.

Audit Committee

The Audit Committee is responsible for the selection of the Company’s independent accountants, and reviews and accepts the reports from the Company’s independent accountants. The Audit Committee met four times during the year ended December 31, 2005. The members of the Audit Committee are Frank E. Williams, Jr. (Chairman), Jon B. Bennett and Mark S. Tennenbaum. At the present time each member of the Audit Committee is “independent” as defined under the National Association of Securities Dealers (“NASD”) listing standards. The Company’s Board has determined that it does not have an “audit committee financial expert,” as defined in applicable rules of the SEC, serving on its audit committee at the present time. Given the small size of the Board, the Company’s limited operations, and the nature and number of the Company’s stockholders, the Board has determined that it is not necessary to have an audit committee financial expert at the present time. The Board may consider adding a person who would qualify as an audit committee financial expert to the Board and audit committee in the future.

Section 16(a) Beneficial Ownership and Reporting Compliance

The Commission requires public companies to tell their shareholders when certain persons fail to report their transactions in the company’s equity securities to the Commission on a timely basis. Based upon a review of Commission Forms 3, 4, and 5 furnished to the Company, and based on representations that no Forms 3, 4, and 5 other than those already filed were required to be filed, the Company believes that all Section 16(a) filing requirements applicable to officers, directors and beneficial owners of more than 10% of the equity securities of the Company were satisfied with respect to the year ended December 31, 2005 except that, due to the expiration of the Commission electronic access codes and the delay in obtaining the new codes, a Form 4 reporting the purchase of 1,000 shares of common stock by Mr. Williams on January 14, 2005 was filed on February 11, 2005. On April 29, 2005, a Form 4 was filed by Mr. Bennett regarding a sale of 1,250 shares of Kaiser Common Stock on April 7, 2005. On June 8, 2005, a Form 4 was filed for Tennenbaum & Co. LLC regarding a redemption of Preferred Stock by the Company that occurred on April 22, 2005. On June 27, 2005, a Form 4 was filed for Mr. Williams regarding a redemption of Preferred Stock by the Company that occurred on April 22, 2005.

Corporate Governance Principles and Code of Conduct

The Company’s Board has adopted Corporate Governance Principles for the Board and a Corporate Code of Conduct, including Policies on Securities Law Compliance and Transactions in Company Securities. The Code of Conduct applies to all employees, officers and directors and includes, but is not limited to, the substance of the code of ethics required by applicable Commission rules. Copies of these documents may be obtained by contacting Nicholas Burakow, Corporate Secretary, Kaiser Group Holdings, Inc., 9300 Lee Highway, Fairfax, VA 22031.

Item 11.                                                    Executive Compensation

Summary Compensation Table

The following table shows the compensation received by each person who served as an executive officer of the Company during 2005, and the executive officers that were serving as of December 31, 2005.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name, Principal Position and Period Ended December 31,	Salary ($)	Bonus ($)	Other Annual Compensation		All Other Compensation (a)
Douglas W. McMinn, President and Chief Executive Officer (b)
2005	$226,538	$225,000	$26,000	(c)	$29,885
2004	$191,542	0	0		$28,000
2003	—	—	—		—

Marian P. Hamlett, Executive Vice President and Chief Financial Officer (d)
2005	$175,000	0	0		$30,000
2004	$146,077	0	0		$28,000
2003	—	—	—		—

(a)          These amounts represent the Company’s matching contributions under the Section 401(k) Plan maintained by the Company.

(b)         Mr. McMinn was appointed as President and Chief Executive Officer of the Company on September 9, 2004, prior to which he had served as Senior Vice President. Mr. McMinn does not have an employment agreement with the Company.

(c)          This amount represents the fair market value, as of the date of grant, of 1,000 shares of Common Stock granted to Mr. McMinn on February 10, 2005.

(d)         Ms. Hamlett was appointed as Executive Vice President and Chief Financial Officer of the Company on April 15, 2004, prior to which she had served as Corporate Controller. Ms. Hamlett does not have an employment agreement with the Company. Effective March 31, 2006, Ms. Hamlett’s employment with the Company will terminate. See the discussion under “Employment Contracts and Termination of Employment Arrangements” below.

Option Grants in 2005 and Aggregated Option Exercises in 2005 and December 31, 2005 Option Values

There were no option grants to any of the named executive officers identified in the Summary Compensation Table on page 18 of this Annual Report on Form 10-K during the years ended December 31, 2005. There were no unexercised stock options outstanding for stock of the Company as of December 31, 2005.

Employment Contracts and Termination of Employment Arrangements

If the Company terminates the employment of Douglas McMinn, our President and Chief Executive Officer, other than for cause, Mr. McMinn will be entitled to severance equal to nine months' salary.  For each additional six months of service after March 9, 2006, such severance amount will be increased by one month's salary, up to a maximum severance amount of one year's salary.

On February 8, 2006, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with Marian P. Hamlett with respect to the termination of her employment with the Company. Under the terms of the Separation Agreement, Ms. Hamlett will remain employed, at her current annual salary of $175,000, as the Company’s Executive Vice President and Chief Financial Officer until March 31, 2006 (“the Separation Date.”)  In return for Ms. Hamlett’s compliance with the terms of the Separation Agreement, the Company paid her a lump sum of $35,000, on February 16, 2006. In addition, subject to Ms. Hamlett’s execution of an addendum attached as Exhibit A to the Separation Agreement (the “Addendum”) within twenty-one (21) days following the Separation Date, Ms. Hamlett will receive a lump sum of $100,000. Pursuant to the terms of the Addendum, Ms. Hamlett agrees to provide consulting services to the Company for a period of three months from the Separation Date, for consulting fees of approximately $3,000 per month. The Separation Agreement contains standard provisions whereby the Company and Ms. Hamlett mutually agree to release one another from various possible claims and liabilities.

Compensation of Non-employee Directors

Directors who are not employees of the Company (“Non-employee Directors”) are paid $1,000 for attendance at each meeting of the Board; they are paid $500 for attendance at each meeting of a committee of the Board of which the director is a member. The Chairman of each committee is paid $750 for attendance at each Board committee meeting. In addition, each Non-employee Director receives an annual retainer of $20,000, payable in advance in quarterly installments, and is reimbursed for expenses incurred in connection with Board service.

Since January 2002, the Company has made annual grants of 1,000 shares of Kaiser Common Stock, or the equivalent value of such shares in cash as of the date of grant, to each member of the Board. Beginning in 2006, the annual stock grant to the Chairman of the Board has been increased to 1,250 shares or the equivalent value of such shares in cash as of the date of the grant. For 2006, all other directors received grants of 1,000 shares of Kaiser Common Stock or $40,000 in cash. Grants of Kaiser Common Stock are made pursuant to the terms of the 2002 Equity Compensation Plan, which was approved by the stockholders at the 2003 Annual Meeting of Stockholders. Other than as described above, directors who are employees of the Company do not receive separate cash compensation for their service as directors.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Mr. Jon B. Bennett (Chairman), Mr. Frank E. Williams, Jr. and  Mr. Mark S. Tennenbaum served as members of the Compensation Committee of the Board during the year ended December 31, 2005. None of the committee members:

(i)                                     was, during the fiscal year, an officer or employee of Kaiser  or any of its subsidiaries;

(ii)                                  was formerly an officer of Kaiser or any of its subsidiaries; or

(iii)                               had any relationship requiring disclosure by Kaiser under any paragraph of Item 404 of Regulation S-K.

Item 12.                                                    Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

A person is deemed to be a beneficial owner of Kaiser Common Stock if that person has voting and/or investment power with respect to such common stock or has the right to acquire such common stock within 60 days. The following table sets forth information as of March 20, 2006 regarding each person known by the Company to beneficially own 5% or more of the outstanding shares of Kaiser Common Stock.

Name and Address of Beneficial Owners of More Than 5% of Kaiser Common Stock	Number of Shares of Kaiser Common Stock		Percent of Kaiser Common Stock
James D. Bennett	200,000	(a)	11.2%
Bennett Management Corporation
2 Stamford Plaza, Suite 1501
281 Tresser Boulevard
Stamford, CT 06901
Michael E. Tennenbaum	352,899	(b)	19.7%
Tennenbaum & Co., LLC
2951 28th Street, Suite 210
Santa Monica, CA 90405
Andrew R. Tennenbaum Investment Trust	200,000	(c)	11.2%
1318 San Ysidro Drive
Beverly Hills, CA 90210
Mark S. Tennenbaum Investment Trust	200,000	(d)	11.2%
445 24th Street
Santa Monica, CA 90402

(a)          As reported on a report on Schedule 13D dated September 6, 2005, filed with the Commission on September 6, 2005. Includes 132,493 shares of Kaiser Common Stock reported to be held by Bennett Restructuring Fund, LP and 67,507 shares of Kaiser Common Stock reported to be held by Bennett Offshore Restructuring Fund, Inc.

(b)         As reported on a report on Form 4 dated January 3, 2006, filed with the Commission on January 4, 2006. Includes 77,924 shares of Kaiser Common Stock reported to be held by Tennenbaum & Co., LLC and 274,975 shares of Kaiser Common Stock reported to be held by Michael E. Tennenbaum and Suzanne S. Tennenbaum, as trustees of the Tennenbaum Living Trust.

(c)          As reported on a report on Form 3 dated January 5, 2006, filed with the Commission on January 5, 2006. The trustees of the Andrew R. Tennenbaum Investment Trust are Stephen P. Rader and John Mass.

(d)         As reported on a report on Form 3 dated January 5, 2006, filed with the Commission on January 5, 2006. The trustees of the Mark S. Tennenbaum Investment Trust are Stephen P. Rader and John Mass.

The following table sets forth information as of March 20, 2006 regarding the beneficial ownership of shares of Kaiser Common Stock by each director, by current executive officers named in the Summary Compensation Table on page 18 of this Annual Report on Form 10-K, and by all directors and current executive officers as a group. The persons as to whom information is given in the table below have sole voting and investment power over the shares beneficially owned by them, unless otherwise noted in the footnotes following the table. Unless otherwise indicated, the address of each of the persons identified in the table below is:  c/o Kaiser Group Holdings, Inc., 9300 Lee Highway, Fairfax, VA 22031.

Certain Beneficial Owners of Shares of Kaiser Common Stock	Number of Shares of Kaiser Common Stock		Percent of Kaiser Common Stock (*Less than 1%)
(i) Directors
Jon B. Bennett	1,000		*
Douglas W. McMinn President and Chief Executive Officer	3,000		*
Mark S. Tennenbaum	200,000	(a)	11.2%
Frank E. Williams, Jr.	17,950	(b)	1.0%
(ii) Current Executive Officers other than Directors
Marian P. Hamlett Executive Vice President and Chief Financial Officer	0		*
(iii) All Directors and Current Executive Officers as a Group (5 Persons)	221,950		12.4%

(a)          Shares are held by the Mark S. Tennenbaum Investment Trust. The address of the trust is 445 24th Street, Santa Monica, CA  90402.

(b)         As reported on a report on Form 4 dated February 27, 2006, filed with the Commission on March 1, 2006. Includes (1) 8,550 shares of Kaiser Common Stock reported to be held by Mr. Williams, (2) 1,000 shares of Kaiser Common Stock reported to be held by the Williams Family Foundation, (3) 5,800 shares of Kaiser Common Stock reported to be held by Williams Family LP, (4) 600 shares of Kaiser Common Stock reported to be held by Mr. Williams as trustee for minor grandchildren and (5) 2,000 shares of Kaiser Common Stock reported to be held by Mr. Williams’ spouse.

Item 13.                                                    Certain Relationships and Related Transactions

At December 31, 2005 and 2003, the Company had an outstanding receivable from Kaiser-Hill totaling $87,500 and $250,000, respectively, consisting of billings for certain subcontracted services. This receivable is non-interest bearing. No such amounts were owed to the Company at December 31, 2004.

At December 31, 2005, 2004 and 2003, the Company had invested funds in certificates of deposit at Capital Bank, N.A., a financial institution. Mr. Frank E. Williams, Jr., a member of the Board of Directors, serves as a member of Capital Bank, N.A.’s board of directors. The certificates of deposits totaled $3.0 million, $2.0 million and $1.0 million at December 31, 2005, 2004 and 2003, respectively. The certificates of deposit bear a market rate of interest.

During the fiscal years ended December 31, 2005, 2004 and 2003, the Company paid $241,000, $281,000 and $474,000, respectively, in legal fees to Squire, Sanders & Dempsey L.L.P., a law firm. Mr. James J. Maiwurm, the Chairman of the Company’s Board of Directors during the fiscal years ended December 31, 2004 and 2003, was a partner at Squire, Sanders & Dempsey L.L.P. during this time. Effective February 18, 2005, Mr. Maiwurm resigned from his position as a member of the Board of the Directors. As of October 19, 2005, Squire, Sanders & Dempsey L.L.P. no longer represented the Company.

Item 14.                                                    Principal Accountant Fees and Services

Audit Fees: Audit fees were for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the years ended December 31, 2005 and 2004.

Tax Fees: Tax fees were for services related to tax compliance, consulting and other services rendered during the years ended December 31, 2005 and 2004.

	Fiscal 2005	Fiscal 2004
Audit fees
Annual audit of Kaiser Group Holdings, Inc.	$80,000	$80,000
Audit of Kaiser Netherlands, BV	—	—
Quarterly review procedures	$37,700	30,000
Registration Statement on Form S-8	—	—
	117,700	110,000
Tax fees
Tax compliance work	—	—
Tax consulting – Canada	—	7,459
Other	—	—
	—	7,459
Total	$117,700	$117,459

The Audit Committee approved in advance the use of PricewaterhouseCoopers LLP for the audit and tax-related services referred to above.

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

The Audit Committee will typically be inclined to approve requests to engage the independent auditors to provide those types of non-audit services that are closely related to the audit services performed by the independent auditors, such as audit-related services, tax-compliance/return-preparation services and “due diligence” services relating to transactions that the Company may be considering from time to time. Because such non-audit services bear a close relationship to the audit services provided by the independent auditors, the Audit Committee believes that they will not ordinarily present a material risk of compromising the independence of the independent auditors, subject to the Audit Committee’s policy concerning the total amount payable to the independent auditors for non-audit services with respect to any fiscal year.

Between meetings of the Audit Committee, the Chairman of the Audit Committee is authorized to review, and where consistent with this policy, to pre-approve non-audit services proposed to be performed by the independent auditors that are budgeted for fees of $25,000 or less. The Chairman shall report any pre-approval decisions to the Audit Committee as soon as practicable and in any event at its next scheduled meeting.

PART IV

Item 15.                                                    Exhibits and Financial Statement Schedules

(a)                                  Documents filed as part of this Report

1.                                      Financial Statements

Consolidated Financial Statements of Kaiser Group Holdings, Inc. and Subsidiaries

a.	Report of Independent Accountants
b.	Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004
c.	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
d.	Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003
e.	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
f.	Notes to Consolidated Financial Statements.

2.                                      Financial Statement Schedules

Supplemental Schedule Relating to the Consolidated Financial Statements of Kaiser Group Holdings Inc. and Subsidiaries for the years ended December 31, 2005, 2004 and 2003.

a.	Financial Statements of Kaiser-Hill Company, LLC as of December 31, 2005 and 2004.

b.	(i) Report of Independent Accountants
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

10.31                     Amendment No. 12 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 12, 2005

10.32                     Amendment No. 13 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 30, 2005

10.33                     Amendment No. 14 to ICF Kaiser International, Inc. Section 401(k) Plan, dated January 18, 2006

10.34                     Amendment No. 1 to Kaiser Analytical Management Services, Inc. Section 401(k) Plan, dated February 15, 2006

10.35                     Trust Agreement with Vanguard Fiduciary Trust Company, dated as of March 1, 1989, in connection with the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10.36                     Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.37                     Modification M116 to Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy  , effective March 24, 2004 (Incorporated by reference to Exhibit 10(g)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 30, 2004)

10.38                     Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(i) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

10.39                     Subcontract between The S.M. Stoller Corporation and Kaiser Group Holdings, Inc., dated June 30, 2004 (Incorporated by reference to Exhibit No. 10(i) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 13, 2004)

10.40                     Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit No. 10 to Registration Statement on Form S-8 (Registration No. 333-107912) filed with the Commission on August 13, 2003)

10.41                     Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 18, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)

10.42                     Transition Agreement between Kaiser Group Holdings, Inc. and John T. Grigsby, Jr. effective as of August 31, 2004 (Incorporated by reference to Exhibit 99 to Current Report on Form 8-K (Registration No. 1-12248) filed with the Commission on September 1, 2004)

10.43                     Separation Agreement between Kaiser Group Holdings, Inc. and Marian P. Hamlett effective February 8, 2006 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Registration No. 1-2248) filed with the Commission on February 9, 2006.

10.44                     Summary of 2006 Annual Executive Officer Compensation

21                                    Subsidiaries of the Registrant as of March 20, 2006

23.1                           Consent of experts and counsel.

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

32.2                           Certification of Chief Financial Officer, pursuant  to 18 U.S.C. Section 1350

THE DOCUMENTS FILED AS EXHIBITS 10.1 THROUGH 10.35 AND EXHIBITS 10.40 THROUGH 10.45 REFLECT COMPENSATION ARRANGEMENTS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.

By:	/s/ Douglas W. McMinn
Name: Douglas W. McMinn
Title: President and Chief Executive Officer

March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(1)  Principal executive officer

/s/ Douglas W. McMinn	March 28, 2006
Douglas W. McMinn
President and Chief Executive Officer

(2)  Principal financial and accounting officer

/s/ Marian P. Hamlett	March 28, 2006
Marian P. Hamlett
Executive Vice President, Chief Financial Officer,
and Assistant Treasurer

(3)  Board of Directors

/s/ Jon B. Bennett	March 28, 2006
Jon B. Bennett
Director

/s/ Douglas W. McMinn	March 28, 2006
Douglas W. McMinn
Director

/s/ Mark S. Tennenbaum	March 28, 2006
Mark S. Tennenbaum
Director

/s/ Frank E. Williams, Jr.	March 28, 2006
Frank E. Williams, Jr.
Director

Report of Independent Auditors

To the Board of Directors and

Shareholders of Kaiser Group Holdings, Inc.

We have audited the consolidated balance sheet of Kaiser Group Holdings, Inc. and its subsidiaries (the Company) at December 31, 2005, and 2004, and the related consolidated statements of income and retained earnings and cash flows for each of the three years ended in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Kaiser-Hill Company, LLC and subsidiary, a 50 percent-owned limited liability corporation which is reflected in the Company’s consolidated balance sheet as an investment in and advances to joint venture constituting $87.3 million of the consolidated total assets as of December 31, 2005, and equity income in earnings of affiliates of $88.7 million for the year ended December 31, 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kaiser-Hill Company, LLC and subsidiary, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Group Holdings, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers LLP

March 20, 2006

McLean, Virginia

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$14,633	$12,728
Certificates of deposit	2,040	1,006
Restricted cash and cash equivalents	3,178	3,931
Accounts receivable	203	217
Prepaid expenses and other current assets	606	742
Contract receivable, net	3,000	3,000
Total Current Assets	23,660	21,624

Other Assets
Investment in and advances to joint venture	87,310	42,294
Investment in affiliates	2,800	2,800
Notes receivable	—	5,894
Deferred tax asset	8,215	—
Other long-term assets	39	102
Total Other Assets	98,364	51,090
	$122,024	$72,714

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$239	$169
Post retirement benefit plan obligation	6,924	6,623
Other accrued expenses	3,435	4,620
Interest payable on preferred stock	—	313
Deferred tax liability	—	5,772
Income taxes payable	32,315	763
Total Current Liabilities	42,913	18,260

Long-term Liabilities
Mandatorily redeemable preferred stock	—	26,909

Total Liabilities	42,913	45,169

Commitments and Contingencies

Common stock, par value $.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,787,640 and 1,610,270 shares at December 31, 2005 and December 31, 2004, respectively	18	16
Capital in excess of par	14,337	8,063
Retained earnings	64,716	19,424
Accumulated other comprehensive income (loss)	40	42
Total Shareholders’ Equity	79,111	27,545
Total Liabilities and Shareholders’ Equity	$122,024	$72,714

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Gross Revenue	$1,807	$1,036	$—
Subcontract and direct material costs	1,177	748	—
Service Revenue	630	288	—
Operating Expenses
Reserve for settlement of remaining Class 4 claims	—	1,400	—
Reserve for settlement with ICT Spectrum	6,196	—	—
Reversal of reserve for Settlement of Remaining Class 4 Claims	(223)	—	—
Administrative expenses	5,920	5,252	4,918
Operating Income (Loss)	(11,263)	(6,364)	(4,918)
Other Income (Expense)
Equity income in earnings of affiliate, net of amortization of $7,048, $3,524 and $3,524 for years ended December 31, 2005, 2004 and 2003, respectively	88,667	16,806	16,475
Reduction of reserve for note receivable	548	—	—
Other income	—	25
Interest income	710	698	833
Interest expense for preferred dividends	(1,205)	(2,055)	(1,362)
Income From Continuing Operations Before income tax	77,457	9,110	11,028
Income tax expense	(32,165)	(1,735)	(4,827)
Income From Continuing Operations	45,292	7,375	6,201
Income (Loss) from discontinued operations, net of tax	—	—	(1,833)
Net Income	45,292	7,375	4,368
Preferred stock dividends	—	—	(1,534)

Income Applicable to Common Shareholders	$45,292	$7,375	$2,834

Basic and Diluted Earnings (Loss) Per Common Share:
Continuing operations, net of tax	$27.86	$4.58	$2.91
Discontinued operations, net of tax	—	—	(1.14)

Net Earnings Per Share	$27.86	$4.58	$1.77

Weighted average shares for basic and diluted earnings per common share	1,626	1,610	1,606

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Kaiser Common Stock			Accumulated	Accumulated
			Capital In	Earnings	Other
	Shares	Par Value	Excess of Par	(Deficit)	Comprehensive

Balance, December 31, 2002	1,601,661	$16	$8,606	$9,215	$(32)
Net income	—	—	—	4,368	—
Issuances of common stock	4,208	—	22	—	—
Foreign currency translation adjustment	—	—	—	—	69
Preferred stock dividends	—	—	—	(1,534)	—
Purchase of preferred treasury stock below liquidation value	—	—	65	—	—
Class 4 allowed claim settlements	—	—	(1,158)	—	—
Tax adjustment	—	—	440	—	—

Balance, December 31, 2003	1,605,869	$16	$7,975	$12,049	$37
Net income	—	—	—	7,375	—
Issuances of common stock	4,000	—	88	—	—
Foreign currency translation adjustment	—	—	—	—	5

Balance, December 31, 2004	1,609,869	$16	$8,063	$19,424	$42
Net income	—	—	—	45,292	—
Issuances of common stock	3,000	—	78	—	—
Settlement of ICT Spectrum claim	175,003	2	6,196	—	—
Cancellation of common stock, net	(232)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(2)

Balance, December 31, 2005	1,787,640	$18	$14,337	$64,716	$40

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Net Income.	$45,292	$7,375	$4,368
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(2)	5	69
Total Comprehensive Income	$45,290	$7,380	$4,437

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Operating Activities
Net income	$45,292	$7,375	$4,368
Adjustments to reconcile net income to net cash used in operating activities:
Loss of discontinued operations, net of tax	—	—	1,833
Reserve for ICT Spectrum settlement	6,196	—	—
Reversal of note receivable reserve	(548)	—	—
Deferred taxes related to continuing operating activities	(13,987)	(723)	1,518
Equity income in earnings of affiliate	(88,667)	(16,806)	(16,475)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Accounts receivables, net	14	(217)	—
Prepaid expenses and other current assets	136	229	1,433
Accounts payable and accrued expenses	(664)	(237)	(2,558)
Income taxes payable	31,552	488	(365)
Other operating activities	(306)	90	7

Net Cash Used in Operating Activities	(20,982)	(9,801)	(10,239)

Investing Activities
Distributions from 50% owned affiliate	43,650	17,500	16,350
Purchase of certificate of deposit	(1,000)	(1,000)	(1,000)
Maturity of certificate of deposit	—	1,000
Collection of note receivable	6,442	—	—
Net Cash Provided by Investing Activities	49,092	17,500	15,350
Financing Activities
Transfer to restricted cash	(81)	(36)	—
Purchase of preferred treasury stock	—	—	(311)
Transfer from restricted cash for the redemption of preferred stock	785	3,189	10,507
Redemption of preferred stock	(26,909)	(8,266)	(20,390)
Payment of preferred stock dividends	—	—	(2,188)
Net Cash Used in Financing Activities	(26,205)	(5,113)	(12,382)
Increase (Decrease) in Cash and Cash Equivalents	1,905	2,586	(7,271)
Cash and Cash Equivalents at Beginning of Period	12,728	10,142	17,413

Cash and Cash Equivalents at End of Period	$14,633	$12,728	$10,142

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

Kaiser Group Holdings, Inc. (“Kaiser Group Holdings” or the “Company”) is a Delaware corporation that was formed on December 6, 2000 for the purpose of owning all of the outstanding stock of Kaiser Group International, Inc. (“Old Kaiser”), which in turn continues to own the stock of its remaining subsidiaries. On June 9, 2000, Old Kaiser and 38 of its domestic subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware (case nos. 00-2263 to 00-2301). Old Kaiser emerged from bankruptcy with an approved plan of reorganization (which was its Second Amended Plan of Reorganization and is referred to in this report as the “Plan of Reorganization”) that was effective on December 18, 2000 (the “Effective Date”). The Company is deemed a “successor issuer” to Old Kaiser by virtue of Rule 12g-3(a) under the Securities Exchange Act of 1934. A summary of the Plan of Reorganization for Old Kaiser can be found in a Current Report on Form 8-K dated December 5, 2000 filed by Old Kaiser. In this report, unless the context states otherwise, the terms “we”, “our” and “Kaiser” refer to Kaiser Group Holdings, Inc., (including Old Kaiser as its predecessor) and its subsidiaries.

Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (“Kaiser-Hill”), which serves as the general contractor at the U.S. Department of Energy’s (“DOE”) Rocky Flats site near Denver, Colorado for the performance of a contract for the closure of the site (the “Closure Contract”) (See Note 6).

•                  the closeout and resolution of a completed contract for the engineering and construction of a steel mini-mill in the Czech Republic for Nova Hut (“Nova Hut”).

•                  a wholly-owned captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies. In the fourth quarter of 2004, the Company received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients. As of March 20, 2006, MS Builders Insurance Company has not written any policies.

•                  an ongoing obligation to fund a capped, post-retirement medical benefit plan for a fixed number of retirees (See Note 13).

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

2.                                       General Terms of Plan and Status of Bankruptcy Distributions

The effectiveness of the Plan of Reorganization as of December 18, 2000 did not, in and of itself, complete the bankruptcy process. The process of resolving claims initially filed in the bankruptcy is ongoing. By far the largest class of claims (“Class 4”) was made up of creditor claims other than trade creditor or equity claims. Class 4 claims included holders of Old Kaiser’s senior subordinated notes due 2003. Holders of Class 4 claims allowed by the bankruptcy court received a combination of cash and our preferred (“New Preferred”) and common stock (“Kaiser Common Stock”) in respect of their claims. Each Class 4 claimant was entitled to receive one share of New Preferred and one share of Kaiser Common Stock for each $100 of claims, subject to a reduction in the number of shares of New Preferred issued to such claimant by one share for each $55.00 of cash received by the claimant.

The equity class of claims recognized in the Old Kaiser bankruptcy are “Class 5” claims, consisting of holders of Old Kaiser common stock (“Old Common”) and other “Equity Interests” as defined in the Plan of Reorganization. The Plan of Reorganization provides that holders of Equity Interests receive a number of shares of Kaiser Common Stock equal to 17.65% of the number of shares of Kaiser Common Stock issued to allowed Class 4 claimants. In the initial distribution, one share of Kaiser Common Stock was issued for each 96 shares of previously outstanding Old Common. During 2005, the Company settled a significant Class 5 claim asserted by the former shareholders of ICT Spectrum Constructors, Inc. (“ICT Spectrum”), which Old Kaiser had acquired in 1998, and issued an aggregate of 175,003 additional shares of Kaiser Common Stock to such claimants pursuant to the settlement. (See Note 10)

Pursuant to the terms of the Plan of Reorganization, the Company was required to complete its initial bankruptcy distribution within 120 days of the Effective Date. Accordingly, to satisfy approximately $136.8 million of allowed Class 4 claims, the Company effected its initial distribution on April 17, 2001. The amount of unresolved Class 4 claims remaining at April 17, 2001 was approximately $130.5 million.

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (“ADR”) procedure whereby the remaining claimants and Old Kaiser produced limited supporting data relative to their respective positions and engaged in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $130.0 million of asserted Class 4 claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.8 million and issuances of 683 shares of New Preferred and 823 shares of Kaiser Common Stock. With the settlement of the ICT Spectrum Class 5 claim and the subsequent issuance of 175,003 shares of Kaiser Common Stock to such claimants, no Class 5 claims remain unresolved at March 20, 2006.

As of March 20, 2006, the aggregate amount of unresolved claims was less than $1.0 million. As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization. The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims. The Company expects to resolve the remaining claims, and to reach a final resolution of issues related to the retiree benefit plans (see Note 13), by the end of 2006. Upon such final resolution, the Company expects to take the necessary steps to close the bankruptcy cases. Upon such closing, the Bankruptcy Court would no longer be involved in the administration of the Company’s affairs, and the Company’s obligation to pay certain fees and submit periodic reports to the Bankruptcy Court would be terminated. Since closing of the cases requires resolution of all outstanding matters and such resolution is somewhat out of the Company’s control, there is a possibility that the cases will not be closed with the anticipated time period.

In the first quarter of 2004, the Company recorded a $1.4 million reserve for future claim settlements based upon the Company’s estimate of unresolved claims at that time. During 2004 and 2005, the Company settled various Class 4 claims utilizing approximately $1.0 million of this reserve. Based upon the Company’s estimate of unresolved claims at December 31, 2005, $0.4 million remains in this reserve.

3.                                       Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include all majority-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliated companies and joint ventures are accounted for using the equity method.

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

Earnings Per Share:  Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period. Pursuant to the Plan of Reorganization that was effective as of December 18, 2000, all then-outstanding common stock equivalents were cancelled. As a result, the Company has no dilutive securities outstanding. In addition, anti-dilutive securities were not included in the computation of diluted earnings per share.

The effect of preferred dividends of $1.5 million has been included in continuing operations in the calculation of basic and diluted earnings per share for the year ended December 31, 2003. As discussed in Note 9, the Company adopted FAS 150 effective July 1, 2003. Therefore, the $1.2 million for the year ended December 31, 2005, the $2.1 million for the year ended December 31, 2004 and $1.4 million of preferred stock dividends for the six months ended and December 31, 2003 have been shown as interest expense.

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

Cash Equivalents and Restricted Cash: The Company considers all highly liquid financial instruments purchased with maturities of three months or less at date of purchase to be cash equivalents. Restricted cash balances consisted of the following at December 31 (in thousands):

	2005	2004
Cash reserved for future claim settlements and accumulated dividends	$101	$953
Cash balances of wholly owned insurance subsidiary	3,077	2,978

	$3,178	$3,931

Supplemental cash flow information for the years ended December 31, is as follows (in thousands):

	2005	2004
Cash payments for income taxes	$14,602	$1,916
Payments for claims resolutions from restricted cash	150	—
Payment of preferred dividends included in continuing operations	1,518	2,151
Non cash transactions:
Issuance of Kaiser Common Stock to directors	78	88
Issuance of Kaiser Common Stock in settlement of the ICT Spectrum claim	6,196	—

Adoption of FAS 154:  In June of 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, (FAS 154), “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. FAS 154 requires the retrospective application to prior periods financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company does not believe the adoption of FAS 154 will have a material impact on its financial position, results of operations or cash flows.

Adoption of FAS 150:  On May 31, 2003, FASB issued FASB Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities – all of whose shares are mandatorily redeemable. FAS 150 was to have been generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Recently, the FASB has deferred for an indefinite period the effective date for certain instruments and entities. As discussed in Note 9 of the Consolidated Financial Statements, the Company has adopted the provisions of FAS 150 in the third quarter of 2003.

Adoption of FAS 132:  In December 2003, the FASB issued FAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FAS No. 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The new disclosure requirements required by FAS No. 132(R) were implemented in the December 31, 2004 financial statements.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Such estimates include those related to allowances for contract and accounts receivable, deferred tax assets and valuation allowance and other investments, assumptions used to determine the retiree medical obligation and the remaining unresolved claims. Actual results could differ from those estimates.

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit and accounts receivable. The Company’s cash and cash equivalents and certificates of deposit are maintained in accounts held in major U.S. banks.

Reclassifications:   Certain reclassifications have been made to the prior period financial statements contained herein in order to conform them to the 2005 presentation.

4.                                       Contract Receivable

Contract receivable consists entirely of the net carrying value of the net assets of the Nova Hut project and were as follows at December 31 (in thousands):

	2005	2004

Cash	$26	$22
Letter of credit cash collateral drawn by Nova Hut	11,100	11,100
Retained accounts receivable	21,404	20,624
Subcontractor retentions and other accounts payable	(5,180)	(5,698)
	27,350	26,048
Allowance for estimated loss	(24,350)	(23,048)
	$3,000	$3,000

Although Old Kaiser sold its Metals Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V. (“Kaiser Netherlands”), which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut. After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments. Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. As of March 20, 2006, this dispute has not been resolved, and Kaiser Netherlands continues to pursue legal action to enforce its rights. From 2001 to 2005, the primary legal venue of this dispute had been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”). The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue. Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution. The Company filed an appeal with the U.S. Court of Appeals for the Third Circuit regarding this decision in favor of the IFC and, on February 25, 2005, the Third Circuit overturned the District Court’s decision. The IFC’s request for a rehearing of the case by the Third Circuit was refused. The IFC then petitioned the Delaware bankruptcy court to stay proceedings pending completion of the Kaiser Netherlands-Nova Hut arbitration proceeding discussed below. This IFC motion was granted. With regard to the Nova Hut appeal, the District Court has ruled that U.S. bankruptcy proceedings should also be stayed pending completion of arbitration proceedings.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in the amount of $51.1 million with the International Chamber of Commerce (“ICC”). In November 2004, Kaiser Netherlands’ claim against Nova Hut was amended to include late interest and other charges and now totals $67.5 million. The arbitration panel has been constituted, and a hearing was held in September 2005. At present, we do not expect a decision to be issued until the second quarter of 2006 at the earliest. Nova Hut has submitted a $49.7 million counterclaim against Kaiser Netherlands in these same ICC proceedings.

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

Based on the Company’s continued concern over Nova Hut’s financial difficulties and the lack of a settlement resulting from an earlier bankruptcy court-sponsored mediation in the fourth quarter of 2003, the Company further reduced the carrying value of the remaining Nova Hut contract receivable from $6.0 million to $3.0 million by recording an additional reserve of $3.0 million, net of a $1.1 million income tax benefit, through a charge to “Loss from Discontinued Operations.”  This reserve is in addition to a reserve recorded in 2001, which reduced the carrying value of the Nova Hut contract receivable from $21.6 million to $6.0 million by recording a reserve of approximately $9.8 million, net of a $5.8 million income tax benefit, through a charge to “Loss from Discontinued Operations.”  These adjustments to the contract receivable carrying value were determined based on the Company’s late 2003 estimate of Nova Hut’s ability to pay such liability.

5.                                       Business Segments and Foreign Operations

The Company had no reportable segments at any time during 2005, 2004 or 2003.

Foreign Operations: Because all of the Company’s international operations are presented in the accompanying Statements of Operations as “Discontinued Operations,” all of the Company’s reported gross revenue and operating income (loss) from continuing operations were from domestic sources. Remaining foreign assets consist solely of the carrying value of the net realizable value of the Nova Hut contract matter (See “Contract Receivable” and “Other Contingencies”).

6.                                       Investment in and Advances to Joint Venture

The Company’s net investment in and advances to joint venture totaled $87.3 million and $42.3 million at December 31, 2005 and 2004, respectively and consisted solely of the Company’s investment in the Kaiser-Hill. The Company accounts for its 50% ownership in the Kaiser-Hill investment using the equity method.

Summarized financial information of Kaiser-Hill was as follows as of December 31 (in thousands):

	2005	2004	2003

Current assets	$296,203	$118,011	$117,714
Non-current assets	—	132,224	114,701
Current liabilities	121,584	113,609	111,936
Non-current liabilities	—	66,134	55,647

Gross revenue	$707,800	$651,851	$712,270
Subcontracts and materials	(412,503)	(377,649)	(379,215)
Service revenue	295,297	274,202	333,055
Operating expenses	(103,904)	(233,574)	(293,056)
Other income (expense)	35	32	(1)
Net income	$191,428	$40,660	$39,998

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site. On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the Closure Contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million. On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount.

Kaiser-Hill recognized a substantial amount of the fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Affiliate in its consolidated statement of operations for the year ended December 31, 2005. As a result, upon the receipt of the $80.0 million distribution from Kaiser-Hill on March 1, 2006, the Company made a corresponding reduction in its investment in Kaiser-Hill on its balance sheet.

The Closure Contract provides that Kaiser-Hill will earn revenue equal to the actual cost of physical completion plus a performance fee. The performance is based on (1) Kaiser-Hill’s cost to complete the site closure, which must be within the range of $3.1 billion and $4.9 billion, (2) the schedule of physical completion, which must be before 2007 and (3) Kaiser-Hill’s safety performance. At the time of declaration of physical completion on October 13, 2005, Kaiser-Hill’s cost estimate to complete the project remained at $3.44 billion, which resulted in a total performance fee payable to Kaiser-Hill projected to be $510.0 million.

Since Kaiser-Hill declared physical completion, many of the performance risks have been eliminated, but contract risks and uncertainties remain. As a result of declaration of physical completion in October 2005, Kaiser-Hill recognized all remaining performance fees under the Closure Contract in 2005 and has established reserves for certain risks and uncertainties related to the Closure Contract. Kaiser-Hill will reverse these reserves to the extent it is successful in mitigating or eliminating these remaining contract risks and uncertainties.

Under the Closure Contract, Kaiser-Hill is not responsible for, and the DOE pays all costs associated with any liability, including, without limitation, any claims involving strict or absolute liability and any civil fine or penalty, expense or remediation cost, but limited to those of a civil nature, which may be incurred by, imposed on, or asserted against Kaiser-Hill arising out of any act or failure to act, condition or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 (“pre-existing conditions”). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill’s managerial personnel and cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill is responsible, but only for the incremental liability, expense or remediation caused by Kaiser-Hill.

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

Kaiser-Hill now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site. The closeout phase of the contract is a cost reimbursable phase and is not fee bearing nor does the closeout phase impact fees earned. Effective December 31, 2005, Kaiser-Hill terminated its remaining employees. Staff necessary to complete closeout activities is expected to be subcontracted or provided by CH2M Hill Companies Ltd.

The difference between the Company’s carrying value of the investment in Kaiser-Hill and its 50% underlying equity in Kaiser-Hill’s net assets at December 31, 2004 was $7.0 million and was being amortized on a straight-line basis through 2006. Because Kaiser-Hill declared physical completion of the site on October 13, 2005, during 2005 the Company wrote off the remaining $7.0 million unamortized balance as a reduction to the equity income of earnings of affiliate.

With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both parents of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility. As of December 31, 2005 and 2004, Kaiser-Hill had $3.0 million and $0, respectively, outstanding on its revolving credit.

7.                                       Investment in Affiliates

In 1997, the Company purchased a 4% ownership interest in a limited liability company (the LLC) that leases the land and owns the buildings where the Company’s corporate headquarters were located. Effective October 28, 2000, the Company negotiated a settlement with the other owners of the LLC resolving various issues between the Company and the other owners. As a part of that resolution, the Company fixed the maximum amount of potential future recovery of the investment to $2.8 million at whatever time as the property is sold or refinanced. At December 31, 2005 and 2004, the amount of the investment remains unchanged.

8.                                       Notes Receivable

In June 2002, a settlement was reached between the Company and ICF Consulting Group, Inc. (“ICF Consulting”) (a division of Old Kaiser that was sold in 1999), whereby the Company agreed to restructure certain notes received by ICF Consulting totaling $6.6 million and accrued interest of $0.7 million, net of reserves, for a new promissory note of $6.4 million (New Note) bearing interest at 8.5% per annum. The New Note was subordinated to the rights to ICF Consulting’s senior bank lenders. As a part of the settlement, ICF Consulting agreed to withdraw all claims against the Company, release cash in escrow totaling $0.8 million and purchase the Company’s 10% ownership in ICF Consulting, having a carrying value of $1.1 million, for $4.5 million.

At December 31, 2002, all terms of the settlement agreement between the Company and ICF Consulting had been implemented. Because of uncertainties about the ultimate collectibility of the New Note and accrued interest, at December 31, 2004, the Company continued to carry a reserve of $0.5 million against the New Note. On October 5, 2005, ICF Consulting paid the New Note plus accrued interest in full. Therefore, during the third quarter of 2005, the Company reversed the $0.5 million reserve against the New Note and the Company recorded it as other income.

9.                                       Mandatorily Redeemable Preferred Stock

On November 17, 2005, the Company redeemed all of the remaining outstanding shares New Preferred held by non-affiliates and therefore at December 31, 2005, the Company had no shares of New Preferred outstanding, net of 101,471 treasury shares. At December 31, 2004, the Company had 489,249 shares of New Preferred outstanding, net of 101,471 treasury shares, with a liquidation preference of $26.9 million.

Pursuant to approval by the Company’s Board, in 2002 and 2003 the Company purchased a total of 101,471 shares, net of redemptions, of outstanding New Preferred at prices ranging from $25.62 to $50.55 per share. The treasury shares have been recorded at liquidation preference, $55.00 per share, as a reduction to preferred stock and the remaining difference between cost and the liquidation preference was recorded as an increase to paid-in capital. In January 2006, pursuant to approval by the Company’s Board, the treasury shares were cancelled leaving no shares outstanding or in treasury after the cancellation of the 101,471 shares.

The Company’s certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The New Preferred is shown at liquidation value of $55.00 per share and is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and has a par value of $0.01 per share. The New Preferred ranks ahead of Kaiser Common Stock. The certificate of incorporation of the Company and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred without the consent of holders of at least two-thirds of the New Preferred. New Preferred was originally issued as settlement for Class 4 claims. As mentioned in Note 2, because the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization, the Company has no plans to issue additional shares of New Preferred at December 31, 2005.

The Company adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003. Due to the mandatorily redeemable feature of the New Preferred, described in greater detail below, the New Preferred was reclassified from mezzanine equity to a long term liability on the consolidated balance sheet, and the preferred stock dividends were reclassified to interest expense on the consolidated statement of operations effective July 1, 2003. There was no transition adjustment recognized upon adoption of FAS 150.

Cumulative dividends, classified as interest expense subsequent to July 1, 2003, on the New Preferred were payable on a quarterly basis, as of April 30, July 31, October 31 and January 31, either in cash at an annual rate of 7% of the liquidation preference per share or in additional shares of New Preferred at an annual rate of 12% of the per share liquidation preference. Dividends accrued on the New Preferred commencing with the initial distribution date, April 17, 2001. Dividends were not paid to any affiliate of the Company on account of that affiliate’s ownership of shares of preferred stock as long as there was New Preferred shares held by any non-affiliated entities or parties. Upon the November 17, 2005 redemption of the 207,431 shares of remaining outstanding New Preferred held by non-affiliates, the Company no longer has a dividend payment requirement.

Kaiser Government Programs, Inc.’s (“KGP”) Put Rights

KGP is the Company subsidiary that owns (through a wholly owned subsidiary of KGP) the 50% interest in Kaiser-Hill Company, LLC. KGP was subject to outstanding put rights, expiring on December 31, 2007, that obligated it to purchase New Preferred owned by a holder of the put right, at the holder’s option, under three circumstances:

•                  if KGP received net after-tax proceeds from any cash distributions from Kaiser-Hill that, on a quarterly basis, exceed 2.8 times the amount of cash required to pay all past accrued but unpaid cash dividends on the New Preferred, plus the next scheduled quarterly cash dividend on New Preferred;

•                  if KGP received net after-tax proceeds from any direct or indirect disposition of any interest in Kaiser-Hill; or

•                  if KGP received net after-tax proceeds from an extraordinary distribution from Kaiser-Hill.

Though no put rights were ever executed, the Company from time to time received distributions from Kaiser-Hill that triggered the put rights – effectively requiring the Company to redeem certain New Preferred. In addition, the Company had certain restricted cash balances available, which pursuant to the terms of its Plan of Reorganization were required to be used to redeem outstanding New Preferred. Rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights after a trigger, the Company observed the requirements in the Plan of Reorganization to use certain restricted cash balances, and in the terms of the New Preferred, to use certain available cash, for preferred redemptions. The Company believed this was a more cost-efficient manner of satisfying the obligations associated with the KGP put rights. Upon the November 17, 2005 redemption of the 207,431 shares of remaining outstanding New Preferred held by non-affiliates and the subsequent cancellation of the treasury shares, the Company no longer has an obligation under the put rights.

As of December 31, 2005, the Company had redeemed the all of the outstanding shares of New Preferred as follows (in thousands except share amounts):

Date of Redemption	Use of Unrestricted Cash	Use of Restricted Cash	Total Amount of Redemption	Number of Shares Redeemed

November 2005	$11,409	$—	$11,409	207,431
September 2005	4,715	785	5,500	100,000
April 2005	10,000	—	10,000	181,818
July 2004	2,478	512	2,990	54,361
February 2004	2,599	2,677	5,276	95,932
October 2003	4,650	1,594	6,244	113,530
January 2003	5,233	8,913	14,146	257,200

10.                                 Common Stock

The Company certificate of incorporation authorizes the issuance of 3,000,000 shares of Kaiser Common Stock. Pursuant to the Plan of Reorganization, holders of allowed Class 4 claims and allowed Class 5 claims are to receive shares of Kaiser Common Stock under the Plan of Reorganization.

In connection with its initial distribution out of bankruptcy on or about April 17, 2001, The Company issued to holders of allowed Class 4 claims one share of Kaiser Common Stock for each $100.00 of such holder’s respective allowed Class 4 claim. Subsequent to April 17, 2001, 823 shares of Kaiser Common Stock have been issued related to the settlement of claims.

In the initial distribution holders of allowed Class 5 claims received their pro rata portion of Kaiser Common Stock representing 15% of the aggregate amount of Kaiser Common Stock to be outstanding following distributions to holders of allowed Class 4 claims and allowed Class 5 claims. This outcome was accomplished by issuing to each holder of an allowed Class 5 claim its pro rata portion of the number of shares of Kaiser Common Stock that represents 17.65% of the total number of shares of Kaiser Common Stock issued from time to time to holders of allowed Class 4 claims.

The Company has never paid a cash dividend on its common stock. The Company anticipates that for the foreseeable future no cash dividends will be paid on the Kaiser Common Stock and that the Company’s earnings will be retained for use in the business. Any future determination to pay cash dividends will be at the discretion of our Board which determines our dividend policy based on our results of operations, capital requirements, and other factors that our Board deems relevant.

ICT Spectrum settlement:  The former shareholders of ICT Spectrum are holders of equity interests under the Plan of Reorganization. On October 19, 2005, the Company entered into a settlement agreement with the representatives of the former shareholders of ICT Spectrum, who had claimed to be entitled to additional shares of Kaiser Common Stock, to settle all of their outstanding claims against the Company. On December 6, 2005, the Bankruptcy Court granted final approval of the proposed settlement agreement. As a result, the Company issued and distributed 175,003 shares of Kaiser Common Stock to the former shareholders of ICT Spectrum in December 2005.

Because an agreement was reached with the former shareholders of ICT Spectrum, at September 30, 2005, the Company recorded a $6.2 million reserve on its balance sheet to account for this non-cash transaction. The amount of the reserve was based on the number of Kaiser Common Stock shares to be issued and the market value of the Kaiser Common Stock shares on October 19, 2005, reduced for the estimated dilutive effect of the issuance of the additional Kaiser Common Stock shares. The Kaiser Common Stock shares were charged against this reserve when the shares were issued in December 2005.

Share reconciliation:  Since 2001, the Company has been attempting to reconcile the number of shares that were issued by the Company’s transfer agent in the initial distribution in 2001. The Company has not previously recognized the issuance of 11,599 shares of Kaiser Common Stock by the transfer agent. Because the Company has been unsuccessful in disputing the issuance of these shares, during 2005 the Company retroactively restated the number outstanding shares to reflect the issuance of the 11,599 shares as of June 2001.

11.                                 Leases

The Company has the following future commitments on material noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2005:

Year ending December 31:	Amount
(dollars in thousands)
2006	$48
2007	24
$72

The total rental expense for all operating leases was $110,000 and $118,000 during the years ended December 31, 2005 and 2004.

12.                                 Income Taxes

The components of net income used to compute the expense for income taxes for the years ended December 31 were as follows (in thousands):

	2005	2004	2003

Income from continuing operations before income taxes and minority interests:
Domestic	$77,457	$9,110	$11,028
Foreign	—	—	—
	$77,457	$9,110	$11,028
(Expense) benefit for income taxes:
Federal:
Current	$(41,204)	$(2,941)	$(3,013)
Deferred	12,957	1,492	(1,228)
	(28,247)	(1,449)	(4,241)
State:
Current	(5,715)	(462)	(248)
Deferred	1,797	176	(338)
	(3,918)	(286)	(586)
Foreign:
Current	—	—	—
Deferred	—	—	—
	$(32,165)	$(1,735)	$(4,827)

The effective income tax expense varied from the federal statutory income tax expense because of the following differences (in thousands):

	2005	2004	2003

Income tax expense computed at federal statutory tax rate	$(27,110)	$(3,189)	$(3,860)

Change in tax (expense) benefit from:
State income taxes	(2,554)	(343)	(381)
Settlement of ICT Spectrum claim	(2,169)	—	—
Tax free municipal interest	48	—	—
Business meals and entertainment	(32)	(33)	(27)
Restructuring costs	—	(1)	—
Penalties and fines	—	(4)	(92)
Lobbying costs	(17)	(15)	—
Reversals and other	91	259	10
Subsidiary and joint venture adjustments	—	2,310	—
Preferred Dividend	(422)	(719)	(477)
	(5,053)	1,454	(967)
	$(32,165)	$(1,735)	$(4,827)

The tax effects of the principal temporary differences and carryforwards that give rise to the Company’s net deferred tax asset (liability) are as follows (in thousands):

	2005	2004

Reserves for estimated losses on contract receivable	$5,035	$4,540
Reserves for retiree benefit plans	2,631	2,517
Reserves for adjustments and allowances	241	897
Investment in Kaiser-Hill	1,856	(12,281)
Write-down of other investments	(1,904)	(1,904)
Other	356	459
	$8,215	$(5,772)

Because of timing differences between the payment of federal income tax and the recognition of federal income tax for book purposes related to the Company’s 50% share of equity income in Kaiser-Hill, the Company recorded a net deferred tax asset totaling $8.2 million at December 31, 2005, compared to a net deferred tax liability of $5.8 million at December 31, 2004.

The ability to derive future benefit from some of the elements contributing to the net deferred tax asset at December 31, 2005 is dependent on the Company’s ability to generate sufficient taxable income prior to expiration. In the fourth quarter of 2002, the Company determined that in addition to the reduction of tax carryforwards due to the bankruptcy exception of Internal Revenue Code (IRC) Sec. 382, the tax basis of various assets also was required to be reduced. This created a deferred tax liability that would be due upon disposition of the assets. The Company believes that the results of its future operations will be sufficient to assure utilization of the tax benefits prior to expiration.

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

13.                                 Retiree Benefit Plans

Post Employment Benefit Plan: As of December 31, 2005 the Company is required to continue to fulfill the provisions of a previously curtailed plan which provides certain medical and death benefits to a group of retirees. All of the benefit is fully covered by the Company’s self-insurance. In respect to the retirees covered by the medical and death benefit self-insured plan, the benefits are funded to a claims administrator as participants’ insurance claims are reimbursed.

Because there are no new participants in this plan, there is no current service cost. The change in the status of the plan as of December 31 was as follows (in thousands):

	2005	2004

Benefit obligation at January 1,	$6,623	$6,913
Service cost	—	—
Interest cost	480	480
Administrative costs reserve	700	—
Benefits paid	(1,365)	(1,241)
Actuarial (gain) loss	122	715
Benefit obligation at December 31,	6.560	6,867
Unrecognized net gain (loss)	364	(244)
Net benefit obligation at December 31,	$6,924	$6,623

The net periodic postretirement benefit cost consists of the following:

	2005	2004	2003

Funded status:
Service cost	—	—	—
Interest cost	480	480	470
Amortization of prior service costs	—	—	—
Amortization of net (gain) loss	(81)	(189)	(200)
Net periodic postretirement benefit cost	$399	$291	$270

At December 31, 2005, the estimated future net benefit payments to be paid out in the next ten years are as follows:

2006	$873
2007	812
2008	753
2009	694
2010	638
2011 - 2015	2,398

The discount rate used in determining the expense was 6.0% for 2005, 2004 and 2003. Pursuant to the terms of the plan obligations, changes in medical cost trend rates have no financial impact on the actuarial valuation as the cost of the benefit to the participant has exceeded the Company’s commitment. At December 31, 2005, there is a $364,000 unrecognized gain related to changes in actuarial assumptions. This gain will be amortized over three years.

Since the December 2000 approval of the Plan of Reorganization, the Company has been negotiating with the Delaware Bankruptcy Court-appointed Official Committee of Retirees (OCR) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward. As of March 20, 2006, no agreement had been reached on such a plan.

The Bankruptcy Court has scheduled a hearing for April 12, 2006 to decide the various issues relating to a retiree benefit plan including the administrative mechanism to be employed to provide the benefits, the costs to administer such mechanism, and the discount rate which should be used to determine the present value of the future benefits and administrative costs. The OCR and the Company have been directed to file documents reflecting their respective views on or before March 31, 2006. Under proposals of the OCR, the Company could potentially incur high administrative costs, up to $3.0 million, to establish a Voluntary Employers’ Beneficiary Association (“VEBA”) to administer these benefits. Such administrative costs would be in addition to the cost of providing the promised benefits. In addition, the OCR has proposed use of a discount rate which the Company believes to be unreasonably low. The Company will request the Court to approve a less costly mechanism to fully underwrite all retiree benefits and use a somewhat higher, market based discount rate. At this point, it is not possible to predict the ultimate outcome of this matter. However, during 2005 the Company increased the post retirement plan benefit obligation by $700,000 to allow for the possibility of having to provide for the future administrative costs.

14.                                 Benefits and Compensation Plans

The Company sponsors a 401(k) Plan that allows employees to defer portions of their salary, subject to certain limitations. Total expense for this plan for the years ended December 31, 2005, 2004 and 2003 was $27,000, $14,000 and $177,000, respectively.

15.                                 Related party transactions

At December 31, 2005 and 2004, the Company had an outstanding receivable from Kaiser-Hill totaling $87,500 and $0 consisting of billings for contracted services.

At December 31, 2005 and 2004, the Company has invested funds in certificates of deposit at a financial institution where one of the Company’s directors serves on the board. The certificates of deposits total $3.0 million and $2.0 million at December 31, 2005 and 2004, respectively. The certificates of deposit bear a market rate of interest.

16.                                 Other Contingencies

The Company has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising the Company. Additionally, the Company believes contingent liabilities may exist in the following areas:

Nova Hut

Although Old Kaiser sold its Metals Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut. After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments. Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. As of March 20, 2006, this dispute has not been resolved, and Kaiser Netherlands continues to pursue legal action to enforce its rights. During 2001 to 2005, the primary legal venue of this dispute had been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”). The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue. Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution. The Company filed an appeal with the U.S. Court of Appeals for the Third Circuit regarding this decision in favor of the IFC and, on February 25, 2005, the Third Circuit overturned the District Court’s decision. The IFC’s request for a rehearing of the case by the Third Circuit was refused. The IFC then petitioned the Delaware bankruptcy court to stay proceedings pending completion of the Kaiser Netherlands-Nova Hut arbitration proceeding discussed below. This IFC motion was granted. With regard to the Nova Hut appeal, the District Court has ruled that U.S. bankruptcy proceedings should also be stayed pending completion of arbitration proceedings.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in the amount of $51.1 million with the ICC, In November 2004, Kaiser Netherlands’ claim against Nova Hut was amended to include late interest and other charges and now totals $67.5 million. The arbitration panel has been constituted, and a hearing was held in September. At present, we do not expect a decision to be issued until the second quarter of 2006. Nova Hut has submitted a $49.7 million counterclaim against Kaiser Netherlands in these same ICC proceedings.

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

Kaiser-Hill

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rock Flats site and in December 2005, DOE affirmed Kaiser-Hill’s declaration as required under the Closure Contract. Under Kaiser-Hill’s contract with the DOE, Kaiser-Hill is not responsible for, and the DOE pays all costs associated with, any liability, including, without limitation, any claims involving strict or absolute liability and any civil fine or penalty, expense, or remediation cost, but limited to those of a civil nature, which may be incurred by, imposed on, or asserted against Kaiser-Hill arising out of any act or failure to act, condition, or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 (pre-existing conditions). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill’s managerial personnel and cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill is responsible, but only for the incremental liability, expense, or remediation caused by Kaiser-Hill.

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

In 2006, Kaiser-Hill received from the DOE a payment representing substantially all remaining amounts due to Kaiser-Hill under the terms and conditions of the agreement. Kaiser-Hill may receive up to an additional $5.0 million from the DOE, which was withheld from this last fee payment for possible contract contingencies, as mentioned above. The Company expects that this $5.0 million will be released by DOE during the first half of 2006. Additionally, Kaiser-Hill has withheld $17.3 million in cash from distribution until administrative issues associated with certain Kaiser-Hill employee pension and post-retirement benefits, as well as further administrative contract closeout issues, are clarified with the DOE. The Company expects to receive its 50% share of any distribution of such funds by Kaiser-Hill.

Post-Retirement Benefit Plan Obligation

In accordance with the terms and provisions of the Plan of Reorganization for Old Kaiser, the Company remains obligated to continue to fulfill the provisions of Old Kaiser’s previously curtailed benefits plan, which provides certain medical and death benefits to a group of retirees. All of the benefit derived from the plan is fully covered by the Company’s self-insurance. With respect to the retirees covered by the medical and death self-insured plan, the benefits are funded to a claims administrator as participants’ insurance claims are reimbursed.

No new participants can be added to the plan. The net present value benefit obligation as of December 31, 2005, was $6.9 million. This amount will continue to decrease as the population of covered participants declines for the purposes of medical benefits and as death benefits are paid out.

Since the December 2000 approval of the reorganization plan, the Company has been negotiating with the Delaware Bankruptcy Court-appointed Official Committee of Retirees (OCR) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward. As of March 20, 2006, no agreement had been reached on such a plan.

The Bankruptcy Court has scheduled a hearing for April 12, 2006 to decide the various issues relating to a retiree benefit plan including the administrative mechanism to be employed to provide the benefits, the costs to administer such mechanism, and the discount rate which should be used to determine the present value of the future benefits and administrative costs. The OCR and the Company have been directed to file documents reflecting their respective views on or before March 31, 2006. Under proposals of the OCR, the Company could potentially incur high administrative costs, up to $3.0 million, to establish a VEBA to administer these benefits. Such administrative costs would be in addition to the cost of providing the promised benefits. In addition, the OCR has proposed use of a discount rate which the Company believes to be unreasonably low. The Company will request the Court to approve a less costly mechanism to fully underwrite all retiree benefits and use a somewhat higher, market based discount rate. At this point, it is not possible to predict the ultimate outcome of this matter.

17.                                 Selected Quarterly Financial Information (Unaudited)

For the year ended December 31, 2005:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	262	528	497	520
Operating Income (Loss)	(2,057)	(6,986)	(1,236)	(984)
Income from continuing operations before income tax	7,434	64,342	2,713	2,968
Income from continuing operations	4,672	37,506	1,464	1,650
Net income	4,672	37,506	1,464	1,650
Net Income Applicable to Common Shareholders	4,672	37,506	1,464	1,650

Basic and Diluted Earnings Per Common Share:
Continuing operations, net of tax	$2.82	$23.25	$0.91	$1.02
Net Earnings Per Common Share	$2.82	$23.25	$0.91	$1.02

For the year ended December 31, 2004:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	524	512	—	—
Operating Income (Loss)	(1,043)	(860)	(1,816)	(2,645)
Income from continuing operations before income tax	2,583	3,109	2,149	1,269
Income from continuing operations	3,976	1,724	1,154	521
Net income	3,976	1,724	1,154	521
Net Income Applicable to Common Shareholders	3,976	1,724	1,154	521

Basic and Diluted Earnings Per Common Share:
Continuing operations, net of tax	$2.47	$1.07	$0.72	$0.33
Net Earnings Per Common Share	$2.47	$1.07	$0.72	$0.33

The results of operations include the effects of the following non-recurring and unusual items:

2004:  In the fourth quarter of 2004, income from continuing operations was favorably impacted by income tax credits and adjustments to subsidiary taxable income.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2005 and 2004

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Members
Kaiser-Hill Company, LLC:

We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

February 10, 2006

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2005 and 2004

(Dollars in thousands)

Assets	2005	2004

Current assets:
Cash and cash equivalents	$3,728	$14,740
Current portion of unbilled contract receivables	41,073	101,327
Billed contract receivable	250,211	—
Receivable from Members	733	1,483
Due from employees	—	3
Prepaid expenses and other current assets	458	458

Total current assets	296,203	118,011

Unbilled contract receivables, net of current portion	—	131,768
Prepaid expenses, long-term	—	376
Deferred financing costs, net of accumulated amortization of $525 and $445, respectively	—	80

	$296,203	$250,235

Liabilities and Members’ Equity

Current liabilities:
Accounts payable and payables to subcontractors	$45,688	$83,667
Current borrowings under credit facility	3,000	—
Current portion of employee incentive plan	68,469	11,031
Accrued vacation	—	9,806
Accrued salaries and employee benefits	4,050	6,541
Payable to Members	376	2,564
Total current liabilities	121,583	113,609

Employee incentive plan, net of current portion	—	66,134

	121,583	179,743

Contingencies (note 7)

Members’ equity	174,620	70,492

	$296,203	$250,235

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2005, 2004, and 2003

(Dollars in thousands)

	2005	2004	2003

Gross revenue	$701,693	$651,851	$712,270
Subcontractor costs and direct material costs	(313,182)	(377,649)	(379,215)

Service revenue	388,511	274,202	333,055

Direct cost of service and overhead	(197,117)	(233,574)	(293,056)

Operating income	191,394	40,628	39,999

Other income (expense):
Interest income	309	132	113
Interest expense	(275)	(100)	(114)

Net income	$191,428	$40,660	$39,998

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Members’ Equity

Years ended December 31, 2005, 2004, and 2003

(Dollars in thousands)

		CH2M HILL
	Kaiser KH	Constructors,
	Holdings, Inc.	Inc.	Total

Members’ equity, December 31, 2002	$28,767	$28,767	$57,534

Net income	19,999	19,999	39,998
Distributions	(16,350)	(16,350)	(32,700)

Members’ equity, December 31, 2003	32,416	32,416	64,832

Net income	20,330	20,330	40,660
Distributions	(17,500)	(17,500)	(35,000)

Members’ equity, December 31, 2004	35,246	35,246	70,492

Net income	95,714	95,714	191,428
Distributions	(43,650)	(43,650)	(87,300)

Members’ equity, December 31, 2005	$87,310	$87,310	$174,620

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004, and 2003

(Dollars in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$191,428	$40,660	$39,998
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	80	88	86
Changes in assets and liabilities:
Increase in contract receivables	(58,189)	(19,358)	(37,927)
Decrease (increase) in receivable from Members	750	(917)	3,050
Decrease (increase) in due from employees	3	(3)	51
Decrease (increase) in prepaids and other current assets	—	21	(29)
Decrease in long-term prepaids	376	376	376
(Decrease) increase in accounts payable and payables to subcontractors	(37,979)	2,469	6,282
(Decrease) increase in employee incentive plan	(8,696)	9,351	28,576
(Decrease) in other accrued expenses	(12,297)	(1,010)	(3,852)
(Decrease) increase in payable to Members	(2,188)	1,350	(3,269)

Net cash provided by operating activities	73,288	33,027	33,342

Cash flows from financing activities:
Distributions to Members	(87,300)	(35,000)	(32,700)
Proceeds from credit facility	201,000	81,100	71,300
Payments on credit facility	(198,000)	(81,100)	(71,300)

Net cash used in financing activities	(84,300)	(35,000)	(32,700)

Net (decrease) increase in cash and cash equivalents	(11,012)	(1,973)	642

Cash and cash equivalents, beginning of year	14,740	16,713	16,071

Cash and cash equivalents, end of year	$3,728	$14,740	$16,713

Supplemental cash flow information:

Cash paid for interest	$195	$12	$26

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

On January 24, 2000, the Company and the DOE entered into a new contract (the Contract) effective February 1, 2000 for the Rocky Flats Closure Project including, disposal of nuclear material, demolition of facilities, environmental remediation, disposal of waste, and completion of infrastructure and other general site operations.

On October 13, 2005, Kaiser-Hill completed the required work under the contract and issued its formal “declaration of Physical Completion” to the DOE. On December 8, 2005, the DOE issued its formal “acceptance” of the physical work at the project and authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5 million. On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount.

Kaiser-Hill now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site. None of the closeout work is fee bearing and has no impact on fees earned.

Effective December 31, 2005, the Company terminated its remaining employees. Staff necessary to complete closeout activities will be subcontracted or provided by affiliated parent companies.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

Under the Contract, revenue is recognized using the percentage-of-completion method whereby revenue is accrued in an amount equal to cost plus management’s best estimate of incentive fees. During 2005, resulting from completion of the project, Kaiser-Hill recognized all remaining performance fees under the contract and has established reserves for certain risks and uncertainties associated with the Contract.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers cash and short-term investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains its cash accounts primarily with banks located in Colorado, New York, and Washington, D.C. Cash balances are insured by the FDIC up to $100,000 per bank, and cash equivalents are not insured by the FDIC. As of December 31, 2005, the majority of the balance was made up of cash equivalents.

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

Related-Party Transactions

In 2005 and 2004, the Members were subcontracted by the Company to perform certain tasks under the Contract. The “Payable to Members” in the accompanying consolidated balance sheets as of December 31, 2005 and 2004 consists of $87,500 and $0, respectively, to Kaiser and $288,600 and $2,564,000, respectively, to CH2M HILL for these subcontracted tasks. These payables are noninterest bearing.

During 2003, CH2M HILL began providing information technology services for the Company at negotiated rates. Costs incurred related to work performed by CH2M HILL, the majority of which are reimbursable and billed under the Contract and relate to information technology services provided, were approximately $9,751,000 in 2005, $10,869,000 in 2004, and $10,652,000 in 2003.

In addition, the Company performed approximately $3,597,000 and $3,999,000 of services on behalf of CH2M HILL during 2005 and 2004, respectively.

Contract Receivables

Contract receivables as of December 31, 2005 represent both billed and unbilled receivables due under the Contract. Unbilled receivables result from revenue and estimated fees that have been earned by the Company but not billed to the DOE as of the end of the period. Unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the current portion of unbilled receivables will be billed and collected in less than one year. Current unbilled receivables primarily represent allowable costs, including subcontractor costs that have not been submitted to the DOE for payment. These costs cannot be invoiced to the DOE until payment has been made by the Company to the vendor.

As of December 31, 2005 and 2004, the Company reported $250.2 million and $0, respectively, of billed receivable and $0 and $131.8 million, respectively, of long-term unbilled receivables, all of which represent incentive fee under the Contract. In addition, the Company has current unbilled receivables of $41.0 million and $101.3 million as of December 31, 2005 and 2004, respectively. This is comprised of $5 million and $8.1 million, respectively, of incentive fees and $36 million and $93.2 million, respectively, of direct reimbursable costs under the Contract. All of these amounts are expected to be billed in early 2006.

The Company’s Contract receivables result primarily from its long-term Contract with the DOE. As a consequence, management believes that credit risk is minimal.

Employee Incentive Plan

In connection with the closure Contract with the DOE, the Company implemented a salaried employee incentive plan. There are two components to the plan. The first component represents a cash bonus, which is earned and paid annually. The second component represents the issuance of performance units. These units are allocated to employees on an annual basis. The value of these units ultimately depended on the actual cost incurred for under the Contract. Employees remained eligible for these units as long as they are employed by the Company or left in good standing, as defined. Payments made for performance units will be paid in cash at the end of the Contract.

As of December 31, 2005, the Company has 62,892,104 performance units outstanding, and the estimated value to be paid is accrued as employer incentive plan liability. Due to DOE’s acceptance of physical completion of the Contract, the payments of the majority of the unit bonuses will be made to employees in 2006. The associated accrual for these payments is classified as a short-term employee incentive plan liability in the accompanying consolidated balance sheets.

Additionally, the Company has accrued $3.7 million for an enhanced schedule incentive payable to the hourly employees represented by United Steel Workers of America under the collective bargaining agreement. This payment will also be made in 2006 and is also classified as a short-term liability in the accompanying consolidated balance sheets.

Business Loan and Security Agreement

The Company currently has a Business Loan and Security Agreement (the Agreement) with a bank. The term of the Agreement, as modified on December 23, 2005, expires on June 30, 2006. The Company, Kaiser, and CH2M HILL granted a first lien security interest to the bank in all of the ownership and equity interest of the Company. As of December 31, 2005 and 2004, the Company had $3,000,000 and $0, respectively, outstanding under the Agreement.

Under the modified Agreement, the Company has available financing for the payment of the Company’s costs incurred under the Contract. This financing is utilized throughout the year for periods of less than one month as, under the terms of the Contract, the DOE must pay the Company’s invoices within three business days of receipt. The funding level under the Agreement cannot exceed a maximum borrowing base calculated on the lesser of eligible billed and unbilled government accounts receivable, as defined, or $20,000,000. Under the terms of the Agreement, interest on the advances is calculated either under a rate based upon LIBOR or a rate based upon the higher of the Federal Funds Rate or the Prime Rate.

In connection with the Agreement, the Company incurred $525,000 in loan origination fees, which were capitalized as deferred financing costs and have been amortized to interest expense over the life of the Agreement.

The Agreement also contains various financial covenants, including tangible net worth, fixed charge ratio, and minimum cash balances requirements, among other restrictions. The Company was in compliance with all restrictive covenants at December 31, 2005.

Contingencies

The Company’s reimbursable costs are subject to audit in the ordinary course of business by various U.S. government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

Employee Benefit Plans

In accordance with the Contract, the Company participates in several multiple employer benefit plans covering substantially all employees who meet length of service requirements. These plans include two defined benefit pension plan and three defined contribution plans, the latter of which provide for Company matching contributions. The Company contribution amounts for the defined contribution plans were approximately $450,000 and $1,070,000 for 2005 and 2004, respectively. During 2005 and 2004, the Company made combined contributions to the defined benefit pension plans of $36,034,000 and $4,842,000, respectively. No amounts were contributed to the defined pension benefit plan during 2003 because the current level of funding did not require contributions to be made.

The Company administers these benefit plans with benefits equivalent to the RFETS contractor benefit plans maintained by the contractor that preceded the Company at RFETS. Under the Contract, the Company recognizes the cost of benefit plans when paid, and such costs are reimbursed by the DOE. Any excess pension plan assets or unfunded pension plan liability that may currently exist or is remaining at the end of the DOE Contract accrues to or is the responsibility of the DOE. Kaiser-Hill is currently awaiting direction from DOE regarding transfer of sponsorship and administration of these plans to other parties.

Report of Independent Accountants on

Financial Statement Schedule

To Board of Directors and

Shareholders of Kaiser Group Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 20, 2006 appearing in the 2005 Annual Report to Shareholders of Kaiser Group Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

March 20, 2006

McLean, Virginia

S-1

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

(in thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions	Balance at the End of Period

Year Ended December 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$548	$—	$(548	)(2)	$—	$—

Discontinued operations	23,048	1,302	—		—	$24,350

	$23,596	$1,302	$—		$—	$24,350

Year Ended December 31, 2004
Deducted from asset account:
Allowance for doubtful accounts	$548	$—	$—		$—	$548

Discontinued operations	23,595	—	—		(547)	23,048

	$24,143	$—	$—		$(547)	$23,596

Year Ended December 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$548	$—	$—		$—	$548

Discontinued operations	17,253	3,000	3,342	(1)	—	23,595

	$17,801	$3,000	$3,342		$—	$24,143

(1)  Reflects reclassified additions to reserves.

(2) Reflects the reversal of the reserve.

S-2