Form 10-Q
period 2006-03-31
KAISER GROUP HOLDINGS INC
filed 2006-05-12
CIK 856200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 12, 2006, there were 1,790,890 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$65,589	$14,633
Certificates of deposit	2,057	2,040
Restricted cash and cash equivalents	3,207	3,178
Accounts receivable	95	203
Prepaid expenses and other current assets	629	606
Contract receivable, net	3,000	3,000
Total Current Assets	74,577	23,660

Other Assets
Investments in and advances to joint venture	7,310	87,310
Investment in Affiliates	2,800	2,800
Deferred tax asset	8,163	8,215
Other long-term assets	38	39
	18,311	98,364
Total Assets	$92,888	$122,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$417	$239
Post-retirement benefit plan obligation	6,789	6,924
Other accrued expenses	3,308	3,435
Income taxes payable	3,680	32,315
Total Current Liabilities	14,194	42,913

Commitments and Contingencies

Common stock, par value $0.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,790,890 and 1,787,640 shares at March 31, 2006 and December 31, 2005, respectively	18	18
Capital in excess of par	11,796	14,337
Retained earnings	66,839	64,716
Accumulated other comprehensive income (loss)	41	40
Total Shareholders’ Equity	78,694	79,111
Total Liabilities and Shareholders’ Equity	$92,888	$122,024

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	(Unaudited)
	2006	2005
Gross Revenue	$103	$520
Labor and subcontract costs	237	347
Service Revenue	(134)	173

Operating Expenses
Administrative expenses	1,405	1,157
Operating Loss	(1,539)	(984)

Other Income:
Equity income in earnings of affiliate, net of amortization of $0 and $881 for the three months ended March 31, 2006 and 2005, respectively	—	4,226
Interest income	229	190
Interest expense for preferred dividends	—	(464)

(Loss) Income Before Income Tax	(1,310)	2,968
Income tax (expense) benefit	773	(1,317)

(Loss) Income Applicable to Common Shareholders	($537)	$1,651
Basic and Diluted (Loss) Income Per Common Share:
Net (Loss) Income Per Share	($0.30)	$1.02
Weighted average shares for basic and diluted earnings per common share	1,789	1,611

Comprehensive (Loss) Income
Net (Loss) Income	($537)	$1,651
Other Comprehensive (Loss) Income:
Change in cumulative foreign translation adjustments	1	(4)

Total Comprehensive (Loss) Income	($536)	$1,647

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2006	2005
	(Unaudited)
Operating Activities:
Net income (loss)	($537)	$1,651
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	52	(139)
Equity in earnings of affiliate	—	(4,226)
Changes in operating assets and liabilities:
Account receivables	108	(6)
Prepaid expenses and other current assets	(23)	(252)
Accounts payable and accrued expenses	(84)	(205)
Income taxes payable	(28,635)	183
Other operating activities	75	81
Net Cash Used in Operating Activities	(29,044)	(2,913)
Investing Activities:
Distributions from affiliate	80,000	10,500
Net Cash Provided by Investing Activities	80,000	10,500
Financing Activities:
Transfers to restricted cash	—	(32)
Net Cash Used in Financing Activities	—	(32)
Increase in Cash and Cash Equivalents	50,956	7,555
Cash and Cash Equivalents at Beginning of Period	14,633	12,728
Cash and Cash Equivalents at End of Period	$65,589	$20,283

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying consolidated financial statements of Kaiser Group Holdings, Inc. and subsidiaries (“the Company”), except for the December 31 2005 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the March 31, 2006 financial statements.

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

Currently, apart from resolving remaining bankruptcy claims, the Company has only a limited number of activities, assets and liabilities, primarily consisting of:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (“Kaiser-Hill”), which serves as the general contractor at the U.S. Department of Energy’s (“DOE”) Rocky Flats site near Denver, Colorado for the performance of a contract for the closure of the site (the “Closure Contract”) (See Notes 4 and 6).

•                  the closeout and resolution of a completed contract for the engineering and construction of a steel mini-mill in the Czech Republic for Nova Hut (“Nova Hut”) (See Note 6).

•                  a wholly-owned captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies. In the fourth quarter of 2004, the Company received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients. As of May 12, 2006, MS Builders Insurance Company has not written any policies.

•                  an ongoing obligation to fund a capped, post-retirement medical benefit plan for a fixed number of retirees (See Note 6).

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

The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), requires under certain circumstances resulting from a bankruptcy the creation of a new entity for financial reporting purposes upon the emergence of an entity from bankruptcy. Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of shareholders’ equity, and any accumulated deficit of the predecessor entity is offset against available paid-in-capital, resulting in an emerging retained earnings of zero. Additionally, assets and liabilities are recorded at their fair values.

The value of the emerged enterprise used for fresh start reporting as of December 31, 2000 was $87.5 million. It was determined by management with the assistance of independent advisors. The methodology employed involved estimation of the enterprise value taking into consideration a discounted cash flow analysis. The discounted cash flow analysis was based on a seven-year cash flow projection prepared by management, taking into consideration the terminal value of its assets and liabilities as of immediately prior to its emergence from bankruptcy on December 18, 2000. Terminal values of assets and liabilities were determined based either on contracted amounts, actuarial present values and/or management’s estimates of the outcome of certain operating activities. Net after-tax cash flows, assuming a 40% effective tax rate, were discounted at 17% in order to take into consideration the risks and uncertainties inherent in such projections. The cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place. Estimates and assumptions regarding individual retained matters which form the collective composition of the overall enterprise value as of December 18, 2000 are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company. Accordingly, there may be differences between projections and actual results because events and circumstances frequently do not occur as expected and may be significant. More specifically, assumptions within the valuation related to the amount and timing of the ultimate performance and related cash flows of the Company’s investment in Kaiser-Hill have the greatest impact on the overall enterprise valuation.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine period-specific effects or the cumulative effect of the change. We adopted SFAS No. 154 on January 1, 2006. Management does not expect that adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

2.             General Terms of Plan and Status of Bankruptcy Distributions

The effectiveness of the Plan of Reorganization as of December 18, 2000 did not, in and of itself, complete the bankruptcy process. The process of resolving claims initially filed in the bankruptcy is ongoing.

By far the largest class of claims (“Class 4”) was made up of creditor claims other than trade creditor or equity claims. Class 4 claims included holders of Old Kaiser’s senior subordinated notes due 2003. Holders of Class 4 claims allowed by the bankruptcy court received a combination of cash and Company preferred (“New Preferred”) and common stock (“Kaiser Common Stock”) in respect of their claims. Each Class 4 claimant was entitled to receive one share of New Preferred and one share of Kaiser Common Stock for each $100 of claims, subject to a reduction in the number of shares of New Preferred issued to such claimant by one share for each $55.00 of cash received by the claimant.

Pursuant to the terms of the Plan of Reorganization, the Company was required to complete its initial bankruptcy distribution within 120 days of the Effective Date. Accordingly, to satisfy approximately $136.8 million of allowed Class 4 claims, the Company effected its initial distribution on April 17, 2001. The amount of unresolved Class 4 claims remaining at April 17, 2001 was approximately $130.5 million. To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (“ADR”) procedure whereby the remaining claimants and Old Kaiser produced limited supporting data relative to their respective positions and engaged in initial negotiation efforts in an attempt to reach an agreed claim determination. If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court. All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $130.0 million of asserted Class 4 claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.8 million and issuances of 683 shares of New Preferred (all of which have been redeemed) and 823 shares of Kaiser Common Stock. As of March 31, 2006, the aggregate amount of unresolved claims was less than $1.0 million.

The equity class of claims recognized in the Old Kaiser bankruptcy are “Class 5” claims, consisting of holders of Old Kaiser common stock (“Old Common”) and other “Equity Interests” as defined in the Plan of Reorganization. The Plan of Reorganization provides that holders of Equity Interests receive a number of shares of Kaiser Common Stock equal to 17.65% of the number of shares of Kaiser Common Stock issued to allowed Class 4 claimants. In the initial distribution, one share of Kaiser Common Stock was issued for each 96 shares of previously outstanding Old Common. During 2005, the Company settled a significant Class 5 claim asserted by the former shareholders of ICT Spectrum Constructors, Inc. (“ICT Spectrum”), which Old Kaiser had acquired in 1998, and issued an aggregate of 175,003 additional shares of Kaiser Common Stock to such claimants pursuant to the settlement. With the settlement of the ICT Spectrum Class 5 claim and the subsequent issuance of 175,003 shares of Kaiser Common Stock to such claimants, no Class 5 claims remain unresolved at March 31, 2006.

As of March 31, 2006, the aggregate amount of unresolved claims was less than $1.0 million. As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization. The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims. The Company expects to resolve the remaining claims, and to reach a final resolution of issues related to the retiree benefit plans  by the end of 2006 (see Note 6). Upon such final resolution, the Company expects to take the necessary steps to close the bankruptcy cases. Upon such closing, the Bankruptcy Court would no longer be involved in the administration of the Company’s affairs, and the Company’s obligation to pay certain fees and submit periodic reports to the Bankruptcy Court would be terminated. Since closing of the cases requires resolution of all outstanding matters and such resolution is somewhat out of the Company’s control, there is a possibility that the cases will not be closed within the anticipated time period.

In the first quarter of 2004, the Company recorded a $1.4 million liability for future claim settlements based upon the Company’s estimate of unresolved claims at that time. During 2004 and 2005, the Company settled various Class 4 claims reducing approximately $1.0 million of this liability on its balance sheet. Based upon the Company’s estimate of unresolved claims at March 31, 2006, $0.4 million remains in this reserve.

3.               Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the weighted-average effect of dilutive securities outstanding during the period. Pursuant to the Plan of Reorganization that was effective as of December 18, 2000, all then-outstanding common stock equivalents were cancelled and no common stock equivalents have been issued since that date. As a result, the Company has no dilutive or anti-dilutive securities outstanding.

Share reconciliation:  As disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005, since 2001, the Company has been attempting to reconcile the number of shares that were issued by the Company’s transfer agent in the initial distribution in 2001. The Company had not previously recognized the issuance of 11,599 shares of Kaiser Common Stock by the transfer agent. Because the Company has been unsuccessful in disputing the issuance of these shares, during 2005 the Company retroactively restated the number of outstanding shares to reflect the issuance of the 11,599 shares as of June 2001. For purposes of the March 31, 2006 and March 31, 2005 financial statements weighted average shares for basic and diluted earnings per share were 1,789,265 and 1,611,369, respectively.

4.               Investments In and Advances To Joint Venture

 Summarized unaudited financial information of Kaiser-Hill was as follows as of March 31 (in thousands):

	2006	2005
Current assets	$56,594	$125,529
Non-current assets	—	124,153
Current liabilities	41,975	123,844
Non-current liabilities	—	66,134

	Three Months Ended
	March 31,2006	March 31, 2005
Gross revenue	$45,841	$173,371
Net income	—	10,213

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site. With the certainty of declaration of physical completion, at September 30, 2005, Kaiser-Hill recognized a substantial balance of the remaining performance fee.

On December 8, 2005, the DOE accepted physical completion in accordance with the Closure Contract. The project total fee expected to be earned by Kaiser-Hill pursuant to the Contract is $510.0 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion. Through May 12, 2006, Kaiser-Hill has received $509.9 million of such fee from the DOE.

Kaiser-Hill now operates under the closure phase of its contract with the DOE, primarily resolving the administrative issues and providing support to the DOE to achieve regulatory closure of the site. The closeout phase of the Contract is a cost reimbursable phase and is not fee bearing, nor does the closeout phase impact fees earned.

Kaiser-Hill recognized a substantial amount of fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Affiliate in the Company’s consolidated statement of operations for the year ended December 31, 2005. As a result, upon the receipt of the $80.0 million cash distribution from Kaiser-Hill on March 1, 2006, the Company made a corresponding reduction in its investment in Kaiser-Hill on its balance sheet.

As part of the Company’s adoption of fresh-start reporting as of December 31, 2000, the Company increased the carrying value of the Company’s investment in Kaiser-Hill by $21.1 million, and the Company has been amortizing such increased carrying value over an estimated life of the Kaiser-Hill investment of approximately 6 years. Because Kaiser-Hill declared physical completion of the site on October 13, 2005, at September 30, 2005 the Company wrote off the then remaining $5.3 million unamortized balance as a reduction to the equity income of earnings of affiliate.

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site. Given the completion of the project in 2005, Kaiser-Hill did not have any fee earnings during the quarter ended March 31, 2006; therefore, there were no associated equity earnings in the Company’s consolidated statement of operations for the quarter ended March 31, 2006.

5.   Mandatorily Redeemable Preferred Stock

On November 17, 2005, the Company redeemed all of the remaining outstanding shares of New Preferred held by non-affiliates. As a result, at December 31, 2005, and March 31, 2006, excluding shares held in in treasury of 101,471, the Company had no shares of New Preferred outstanding. In January 2006, pursuant to approval by the Company’s Board, the treasury shares were cancelled leaving no shares outstanding or in treasury. The Company has reduced the capital in excess of par of $2.7 million that was recorded upon issuance of the preferred shares to affiliates with an associated entry to Retained Earnings.

The Company’s certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The New Preferred was shown at a liquidation value of $55.00 per share and is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and had a par value of $0.01 per share. The New Preferred ranks ahead of Kaiser Common Stock.  The certificate of incorporation of the Company and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred, without the consent of holders of at least two-thirds of the New Preferred.  New Preferred was originally issued as settlement for Class 4 claims. As mentioned in Note 2, because the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization, the Company has no plans to issue additional shares of New Preferred at March 31, 2006.

The Company adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003. Due to the mandatorily redeemable feature of the New Preferred, the New Preferred was reclassified from mezzanine equity to a long term liability on the consolidated balance sheet, and the preferred stock dividends were reclassified to interest expense on the consolidated statement of operations effective July 1, 2003. There was no transition adjustment recognized upon adoption of FAS 150.

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

6.               Other Contingencies

The Company has various obligations and liabilities from its operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising the Company. Additionally, the Company believes contingent liabilities may exist in the following areas:

Nova Hut

Although Old Kaiser sold its Metals Mining and Industry business unit in August 2000, it retained its Netherlands subsidiary, Kaiser Netherlands, B.V., which had been responsible for a turnkey engineering and construction services contract for the construction of a steel mini-mill in the Czech Republic for Nova Hut. After construction of the mini-mill was complete in 2000, the contract with Nova Hut provided for a maximum of three possible performance tests. The first performance test was completed on November 13, 2000. Kaiser Netherlands believes that the first performance test was successful and that Nova Hut should have agreed to final acceptance of the mini-mill and made final payment of amounts accrued by Kaiser Netherlands throughout the project, including fee and retention amounts with release of performance guarantee instruments. Nova Hut, however, asserted that the first test was not successful. Kaiser Netherlands believes that such contention may have been put forth in response to severe financial constraints on Nova Hut’s operations resulting from weakening conditions in the worldwide steel market and the significant amounts that Kaiser Netherlands believed it was contractually due. As of March 31, 2006, this dispute has not been resolved, and Kaiser Netherlands continues to pursue legal action to enforce its rights. Until recently, the primary legal venue of this dispute has been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”). The Delaware bankruptcy court had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Delaware bankruptcy court venue. Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Delaware bankruptcy court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution. Kaiser Holdings filed an appeal with the U.S. Court of Appeals for the Third Circuit regarding this decision in favor of the IFC and, on February 25, 2005, the Third Circuit overturned the District Court’s decision. The IFC’s request for a rehearing of the case by the Third Circuit was refused. The IFC then petitioned the Delaware bankruptcy court to stay proceedings pending completion of the Kaiser Netherlands-Nova Hut arbitration proceeding discussed below. This IFC motion was granted. With regard to the Nova Hut appeal, the District Court has ruled that U.S. bankruptcy proceedings should also be stayed pending completion of arbitration proceedings.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in the amount of $51.1 million with the International Chamber of Commerce (“ICC”). In November 2004, Kaiser Netherlands’ claim against Nova Hut was amended to include late interest and other charges and now totals $67.5 million. The arbitration panel has been constituted, and a hearing was held in September 2005. At present, we expect a decision to be issued before the end of the second quarter of 2006. Nova Hut has submitted a $49.7 million counterclaim against Kaiser Netherlands in these same ICC proceedings. At this time, the Company is unable to predict the outcome of the arbitration. The Company intends to vigorously defend the claims.

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

The continued litigation of these disputes has had, and will continue to have, a negative impact on the cash flow of Kaiser Netherlands and Kaiser Holdings.

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

Kaiser-Hill

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site. DOE has reviewed Kaiser-Hill’s declaration as required under the Closure Contract. On December 8, 2005, the DOE accepted the physical completion declaration in accordance with the Closure Contract. The projected total fee to be earned pursuant to the Closure Contract is expected to be $510.0 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion. As of March 31, 2006, Kaiser-Hill has received $505.0 million, and as of  May 12, 2006, Kaiser-Hill has received $509.9 million of such fee from the DOE. A substantial portion of the received fee remains subject to audit.

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

Kaiser-Hill now operates under the closeout phase of the DOE Rocky Flats Closure Contract, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site. The closeout phase of the Contract is a cost reimbursable phase and is not fee bearing, nor does the closeout phase impact fees earned.

On December 8, 2005, when the DOE accepted physical completion in accordance with the Rocky Flats contract, it authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million which was retained by the DOE for possible contract contingencies. On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount. As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser—Hill. On April 14, 2006, $4.9 million of the remaining $5.0 million retention was released by the DOE. It can not be determined at this time what proportion of the remaining $0.1 million DOE retention balance will ultimately be released and when (if ever) such a release would occur.

In addition to the $4.9 million retention amount released by the DOE on April 14, 2006, Kaiser-Hill has withheld $17.3 million in cash from distribution until administrative issues associated with certain Kaiser-Hill employee pension and post-retirement benefits, as well as further administrative contract closeout issues, are clarified with the DOE. The Company expects to receive its 50% share of any subsequent distributions of such funds by Kaiser-Hill. As of May 12, 2006, Kaiser-Hill had received $509.9 million of the $510.0 million due from the DOE.

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

No new participants can be added to the plan. The net present value benefit obligation, as of March 31, 2006, was $6.8 million. This amount will continue to decrease as the population of covered participants declines for the purposes of medical benefits and as death benefits are paid out.

Since the December 2000 approval of the reorganization plan, the Company has been negotiating with the Delaware Bankruptcy Court-appointed Official Committee of Retirees (“OCR”) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.  In an adversary claim hearing in the Delaware Bankruptcy Court held on April 12, 2006, the Court accepted the Company’s proposal to establish a Voluntary Employees’ Beneficiary Association (“VEBA”) to fund retirees’ future medical and death benefits in the present value amount of approximately $6.1 million. The present value pension obligation of $0.3 million will continue to be funded directly by the Company. In addition, in accordance with the Delaware Bankruptcy Court ruling, the Company will establish a declining balance escrow account to fund expected additional future VEBA administrative costs in the event the Company decides to terminate its operations at some future date. The initial escrow fund amount will be $0.6 million and this amount will be reduced by $25,000 for each year that the Company remains in business. As of March 31, 2006, the Company had an accrued liability of $6.8 million relating to this matter. Upon final establishment of the VEBA, such liability will be adjusted to the net present value.

Furthermore, according to the terms of the Delaware Bankruptcy Court decision, after the VEBA has been in place for five years, the Company will be required to undertake an actuarial analysis of the projected net present value of benefits remaining to be paid out. If the remaining VEBA fund amount is then not sufficient to pay the estimated present value of future benefits obligations, then the Company will be required to contribute the estimated shortfall amount to the VEBA fund. It is not possible to predict at this time whether a shortfall in the VEBA fund would exist after a period of five years and, if so, what the Company’s contribution requirement for a shortfall amount would be in this circumstance.

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

•                  We own a captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies. In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients. As of May 12, 2006, MS Builders Insurance Company has not written any policies.

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

Outlook

Potential Kaiser-Hill Distributions and the Nova Hut Disputes. As we look forward, by far the most significant factor in determining the value of our common stock is the closeout performance of Kaiser-Hill and the completion of the U.S. Government’s related project audits. Another material uncertainty potentially affecting our future results is the outcome of the disputes we have in arbitration with Nova Hut.

On October 13, 2005, Kaiser-Hill declared physical completion of the clean up and closure of the DOE’s Rocky Flats site. On December 8, 2005 the DOE accepted the physical completion in accordance with the contract. The projected total fee to be earned pursuant to the contract is estimated to be $510.0 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.

Kaiser-Hill recognized a substantial amount of fee income from the DOE upon the declaration of physical completion on October 13, 2005 and accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Affiliate in the consolidated statement of operations for the year ended December 31, 2005. As a result, upon the receipt of the $80.0 million cash distribution from Kaiser-Hill on March 1, 2006, the Company made a corresponding reduction in its investment in Kaiser-Hill on its balance sheet.

Kaiser-Hill now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site. The closeout phase of the contract is a cost reimbursable phase and is not fee bearing nor does the closeout phase impact fees earned.

On December 8, 2005, when the DOE accepted physical completion in accordance with the Rocky Flats contract, it authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million which was retained by the DOE for possible contract contingencies. On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount. As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser-Hill. As of March 31, 2006, Kaiser-Hill had received $505.0 million of the $510.0 million due from the DOE. On April 14, 2006, $4.9 million of the remaining $5.0 million was released by the DOE. It can not be determined at this time what amount, if any, of the remaining $0.1 million DOE retention balance will ultimately be released and when, if ever, such a release will occur.

Kaiser-Hill has not distributed the $4.9 million received from the DOE on April 14, 2006. In addition, Kaiser-Hill has withheld $17.3 million in cash from distribution until administrative issues associated with certain Kaiser-Hill employee pension and post-retirement benefits, as well as further administrative contract closeout issues, are clarified with the DOE. The Company expects to receive its 50% share of any distributions of such funds by Kaiser-Hill. As of May 12, 2006, Kaiser-Hill had received $509.9 million of the $510.0 million due from the DOE.

Nova Hut. As discussed elsewhere, we have pending against Nova Hut an arbitration before the International Chamber of Commerce (“ICC”) with respect to a contract we completed for the engineering and construction of a steel mini-mill in the Czech Republic. Our aggregate claims are for $67.5 million, and Nova Hut has asserted counterclaims of $49.7 million. At this time, the Company is unable to predict the outcome of the arbitration. The Company intends to vigorously defend the claims.  At present, we do not expect that the ICC will issue a decision until the second quarter of 2006.

Proposed Reverse Split. Our Kaiser Common Stock is currently registered under the Securities Exchange Act of 1934 (the “Exchange Act”), and consequently we are subject to reporting obligations of the Exchange Act. In special meetings on March 31, 2005 and June 20, 2005, our Board unanimously approved a 1-for-20 reverse split of the Kaiser Common Stock. The Company, in conjunction with its Board, is reassessing the issues surrounding a possible reverse split and deregistration of the Company. Proceeding with the reverse split would require that we amend the Company’s Certificate of Incorporation, which requires stockholder approval. If we do proceed, we would intend to submit any such proposal to our stockholders for decision at the next Annual Meeting of Stockholders. It is anticipated that such a reverse split would reduce the number of record holders of Kaiser Common Stock to below 300, which would allow us to terminate our reporting obligations under the Exchange Act and continue operations as a non-reporting company. In that event, we would file a Form 15 with the Securities and Exchange Commission (“Commission”). Upon filing of the Form 15, our reporting obligations under the Exchange Act would be suspended, meaning that we would no longer be required to file with the Commission certain reports and forms, including Forms 10-K, 10-Q and 8-K and proxy statements. In such event, thereafter, the Company would provide information about its quarterly and annual financial results to its remaining stockholders by other means, such as through its web site and in press releases.

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

•                  Estimated fees on the Kaiser-Hill joint venture. Estimating future costs, contract contingencies and revenues and profits is a process requiring a high degree of judgment. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Now that the contract has been declared complete, additional revenue recognition and our profitability from the Kaiser-Hill contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised upon audit from the U. S. Government. The Kaiser-Hill contract contains incentive provisions for increased or decreased revenue and profit based on actual performance against established cost targets and schedule-related goals. Incentive fees have been included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria. Should total costs of the project be revised based upon the results of U. S. Government audits, previously recognized revenues could be reversed and/or future period revenues could be reduced.

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

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 addresses the requirements for the accounting for, and reporting of, a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine period-specific effects or the cumulative effect of the change. We adopted SFAS No. 154 effective January 1, 2006. Management does not expect that adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Equity Income In Earnings of Affiliate

Our current major remaining source of income is a 50% ownership in Kaiser-Hill. We own Kaiser-Hill equally with CH2M Hill. The financial information contained herein for Kaiser-Hill is reflected on the equity basis.

 Contract Provisions for Revenue and Performance Award

Kaiser-Hill’s contract with the DOE provides that Kaiser-Hill earn revenue equal to the actual cost of physical completion plus a performance fee. The performance fee is determined based on (1) Kaiser-Hill’s cost to complete the site closure, which must be within the range of $3.1 billion and $4.9 billion, (2) the schedule of physical completion, which must be before 2007 and (3) Kaiser-Hill’s safety performance. On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site. At the time of declaration of physical completion on October 13, 2005, Kaiser-Hill’s cost estimate to complete the project remained at $3.44 billion, which resulted in a performance fee payable to Kaiser-Hill projected to be $510.0 million, of which $255.0 million had previously been received. On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million. On January 11, 2006, Kaiser-Hill received payment for all remaining fees except the retained amount. On April 14, 2006, Kaiser-Hill received payment of $4.9 million from the $5.0 million withheld amount.

Since Kaiser-Hill declared physical completion, many of the performance risks have been eliminated, but contract risks and uncertainties remain. As a result of declaration of physical completion in October 2005, Kaiser-Hill recognized all remaining performance fees under the contract in 2005 and has established reserves for certain risks and uncertainties related to the contract (see details described below in “Closure Contract Billing Provisions”). Kaiser-Hill will reverse these reserves to the extent it is successful in mitigating or eliminating these remaining contract risks and uncertainties.

For the three months ended March 31, 2006, we reported no income from our 50% ownership in Kaiser-Hill because during 2005, Kaiser-Hill recorded all of the contract fee income, less applicable reserves, due from the DOE. In the future, we may have additional income from Kaiser-Hill to report to the extent Kaiser-Hill releases certain retained reserve amounts, as mentioned above. For the three months ended March 31, 2005, we recorded our 50% equity in Kaiser-Hill’s income, recognizing income of $4.2 million net of $0.9 million of amortization of the excess carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.

Closure Contract Billing Provisions

From the inception of Kaiser-Hill’s contract with the DOE in February 2000 through March 31, 2006, Kaiser-Hill invoiced the DOE for the performance fee based on the contract provisions of approximately $510.0 million, and collected an aggregate of $505.0 million in fees from the DOE.

Fee payments made by the DOE to Kaiser-Hill, less certain non-reimbursable costs and reserve and retention amounts, have been distributed to the joint venture owners upon receipt. Kaiser-Hill has historically incurred expenses that are not reimbursable by the DOE pursuant to applicable Federal regulations. Accordingly, such expenses, which Kaiser-Hill estimates could total up to 15% to 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners. From Kaiser-Hill’s inception through March 31, 2006, Kaiser-Hill has distributed $187.7 million in cash to each of its two owners. The Company may receive further distributions in the future as described below.

On April 14, 2006, Kaiser-Hill received from the DOE an additional $4.9 million of the $5.0 million fee amount which was withheld from the January 2006 fee payment for possible contract contingencies. It is not known when, if ever, the remaining DOE retention balance of $0.1 million will be released to Kaiser-Hill. By contract, this remaining retention balance amount can not be released until final contract closeout. We expect to receive our 50% share of any distributions made by Kaiser-Hill of released DOE retention amounts.

Of the fees received from the DOE, Kaiser-Hill has, in addition to the $4.9 million received on April 14, 2006, withheld $17.3 million in cash from distribution to each of its two owners until administrative issues associated with certain Kaiser-Hill employee pension and post-retirement benefits, as well as further administrative contract closeout issues, are clarified with the DOE. We expect to receive our 50% share of any distribution of these withheld funds from Kaiser-Hill.

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

For the three months ended March 31, 2006, we reported no income from our 50% ownership in Kaiser-Hill because during 2005, Kaiser-Hill recorded all of the contract fee income, less applicable reserves, due from the DOE. In the future, we may have additional income from Kaiser-Hill to report to the extent Kaiser-Hill determines that certain recorded reserves, as mentioned above, are no longer necessary. For the three months ended March 31, 2005, we recorded our 50% equity in Kaiser-Hill’s income, recognizing income of $4.2 million net of $0.9 million of amortization of the excess carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity. As part of our adoption of fresh-start reporting as of December 31, 2000, we increased the carrying value of our investment in Kaiser-Hill by $21.1 million, and we were amortizing that difference over an estimated life of the Kaiser-Hill investment of approximately 6 years. At March 31, 2005, $6.1 million of the difference remained unamortized. Upon Kaiser-Hill’s declaration of physical completion on October 13, 2005, we wrote off at September 30, 2005, the then remaining $5.3 million unamortized balance.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2006 were $1.4 million, an increase of $0.2 million compared to the three months ended March 31, 2005, which is due primarily to an increase in legal fees in connection with the negotiating and claims resolution activities in Delaware Bankruptcy Court associated with the Company’s attempt to resolve the post-retirement benefit plan obligations claim.

Our cost to provide certain on-going post-retirement medical benefits to a fixed number of retirees is also treated as an administrative expense. In the three month periods ended March 31, 2006 and 2005, the expenses related to this plan were $0.3 million and $0.2 million, respectively.

 Interest Income

Interest income for the three months ended March 31, 2006 was $0.2 million, which represents a nominal change compared to the three months ended March 31, 2005.

Interest Expense

As a result of the adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), effective July 1, 2003, and the classification of the Series 1 Redeemable Cumulative Preferred Stock (“New Preferred”) as a liability, preferred stock dividends are reflected as interest expense. We incurred no interest expense for the three months ended March 31, 2006 compared to interest expense for the three month period ended March 31, 2005 of $0.5 million. The decrease in interest expense is due to redemption of all outstanding preferred stock in the fourth quarter of 2005.

Income Tax Expense

We recorded an income tax benefit of $0.8 million on operating loss from continuing operations of $1.3 million during the three months ended March 31, 2006. Our effective income tax rate of 59% for the three months ended March 31, 2006, primarily reflects the non-taxability of certain income for federal income tax purposes. For the three months ended March 31, 2005, we recorded an income tax expense of $1.3 million on operating income from continuing operations of $3.0 million. Our effective tax rate of 44% for the three months ended March 31, 2005 reflects the non-deductibility of certain expenditures for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $29.0 million of cash during the three months ended March 31, 2006 compared to $2.9 million for the three months ended March 31, 2005. The $26.1 million increase in the use of cash for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, was primarily due to an increase in income tax payments made in 2006 compared to 2005.

Investing Activities

We received $80.0 million in distributions from Kaiser-Hill during the three months ended March 31, 2006 compared to $10.5 million for the three months ended March 31, 2005. The increase of Kaiser-Hill cash distributions is a result of the DOE’s acceptance of physical completion in accordance with the Rocky Flats Contract and the receipt by Kaiser-Hill of all project fees except for the DOE retention amount of $5.0 million.

Financing Activities

During the three months ended March 31, 2006, there were no financing activities to report. For the three months ended March 31, 2005, we transferred $32,000 into restricted cash to use for future settlement of Class 4 claims.

Liquidity and Capital Resource Outlook

We currently have no debt. We continue to finance the bankruptcy distribution requirements and follow-on working capital needs in part through the use of the available cash and distributions from Kaiser-Hill. Based on (i) current expectations for operating activities and results, (ii) expected Kaiser-Hill distributions, (iii) our current available cash position, (iv) recent trends and projections in liquidity and capital needs, (v) current expectations of total allowed claims upon the completion of the bankruptcy proceedings, and (vi) estimate of amounts necessary to satisfy our obligation to provide future benefits to a fixed group of retirees, management believes we have sufficient liquidity to cover our future operating needs and income tax requirements. With the retirement of the remaining outstanding New Preferred on November 17, 2005, we no longer have future interest payment requirements on preferred stock.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) ) that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3, “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2005. For a discussion of material developments with respect to such legal proceedings during the quarter ended March 31, 2006, see Note 6 of the Notes to Consolidated Financial Statements included in Part I hereof.

Item 1A. Risk Factors

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

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site. As a result, on January 11, 2006, Kaiser-Hill received payment from the DOE for all remaining performance fees, less a retained amount equaling $5.0 million, which was retained by the DOE for possible contract contingencies. On April 14, 2006, the DOE released $4.9 million of the $5.0 million retention amount to Kaiser-Hill. Kaiser-Hill has further withheld $17.3 million in cash from the DOE final distribution, pending resolution with the DOE of administrative issues associated with certain Kaiser-Hill employee pension and post-retirement benefits, as well as further administrative contract closeout issues, including those associated with the Kaiser-Hill cost reconciliation process. It is possible that there will be disputes between the DOE and Kaiser-Hill as to how these issues should be addressed and dealt with. Such disputes could delay or reduce future distributions of cash from Kaiser-Hill to the Company and could cause a decrease in the value of our common stock.

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

We may be unsuccessful in implementing and funding an acceptable benefits funding plan to satisfy our obligation to provide future benefits to a fixed group of retirees.

The Company remains obligated to continue to fulfill the provisions of Old Kaiser’s previously curtailed benefits plan, which provides certain medical and death benefits to a group of retirees. All of the benefits derived from the plan are fully covered by the Company’s self-insurance.

Since the December 2000 approval of the reorganization plan, the Company has been negotiating with the Delaware Bankruptcy Court-appointed Official Committee of Retirees (“OCR”) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.  In an adversary claim hearing in the Delaware Bankruptcy Court held on April 12, 2006, the Court accepted the Company’s proposal to establish a Voluntary Employees’ Beneficiary Association (“VEBA”) to fund retirees’ future medical and death benefits in the present value amount of approximately $6.1 million. The present value pension obligation of $0.3 million will continue to be funded directly by the Company. In addition, in accordance with the Delaware Bankruptcy Court ruling, the Company will establish a declining balance escrow account to fund expected additional future VEBA administrative costs in the event the Company decides to terminate its operations at some future date. The initial escrow fund amount will be $0.6 million and this amount will be reduced by $25,000 for each year that the Company remains in business.

Furthermore, according to the terms of the Delaware Bankruptcy Court decision, after the VEBA has been in place for five years, the Company will be required to undertake an actuarial analysis of the projected net present value of benefits remaining to be paid out. If the remaining VEBA fund amount is then not sufficient to pay the estimated present value benefits obligation, then the Company will be required to contribute the estimated shortfall amount to the VEBA fund. It is not possible to predict at this time whether a shortfall in the VEBA fund would exist after a period of five years and, if so, what the Company’s contribution requirement for a shortfall amount would be in this circumstance. A requirement to fund a significant shortfall in the VEBA fund could result in a decrease in the value of our common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2005 Annual Meeting of Shareholders held on March 2, 2006, the only matter up for a vote was the election of directors.

1.             Election for Directors

The following individuals were elected to a one-year term expiring at the 2006 Annual Meeting of Shareholders, and the total number of votes cast for and withheld for each were as follows:

	For	Withheld(*)	Total
Jon B. Bennett	1,595,355	11,961	1,607,316
Douglas W. McMinn	1,538,264	69,052	1,607,316
Mark S. Tennenbaum	1,595,354	11,962	1,607,316
Frank E. Williams, Jr.	1,595,345	11,971	1,607,316

(*)            “Votes Withheld” means that the shareholder marked the box on his/her proxy card labeled “withheld.”  This is equivalent to a “No” for all four nominees. This vote total includes situations in  which the shareholder wrote in the name of the director or directors he/she did not want to vote for.

ITEM 6. EXHIBITS

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

4

Form of Put Agreement relating to preferred stock of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

10.1

Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996) (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.2

Amendment No. 1 to Kaiser Group International, Inc. Employee Stock Ownership Plan, effective January 1, 1998 (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.3

Amendment No. 2 to Kaiser Group International, Inc. Employee Stock Ownership Plan, effective January 1, 1996 (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.4

Amendment No. 3 to Kaiser Group International, Inc. Employee Stock Ownership Plan, dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(b) (3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.5

Amendment No. 4 to Kaiser Group International, Inc. Employee Stock Ownership Plan dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.6

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of August 31, 1995, in connection with the ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10.7

ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993, and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on October 15, 1993)

10.8

Amendment No. 1 to ICF Kaiser International, Inc. Retirement Plan, dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

10.9

Amendment No. 2 to ICF Kaiser International, Inc. Retirement Plan, dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

10.10

Amendment No. 3 to ICF Kaiser International, Inc. Retirement Plan, dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

10.11

Amendment No. 4 to ICF Kaiser International, Inc. Retirement Plan, dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.12

Amendment No. 5 to ICF Kaiser International, Inc. Retirement Plan, dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.13

Amendment No. 6 to ICF Kaiser International, Inc. Retirement Plan, dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.14

Amendment No. 7 to ICF Kaiser International, Inc. Retirement Plan, dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

10.15

Amendment No. 8 to ICF Kaiser International, Inc. Retirement Plan, dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on September 6, 2000)

10.16

Amendment No. 9 to ICF Kaiser International, Inc. Retirement Plan, dated June 19, 2003 (Incorporated by reference to Exhibit 10(c)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.17

Amendment No. 10 to ICF Kaiser International, Inc. Retirement Plan, dated March 17, 2004 (Incorporated by reference to Exhibit 10(c)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on May 24, 2004)

10.18

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of August 31, 1995, in connection with the ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10.19

ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993, and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on October 15, 1993)

10.20

Amendment No. 1 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on May 23, 1995)

10.21

Amendment No. 2 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

10.22

Amendment No. 3 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

10.23

Amendment No. 4 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.24

Amendment No. 5 to ICF Kaiser International, Inc. Section 401(k) Plan, dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.25

Amendment No. 6 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

10.26

Amendment No. 7 to ICF Kaiser International, Inc. Section 401(k) Plan, dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on April 2, 2001)

10.27

Amendment No. 8 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 10, 2002 (Incorporated by reference to Exhibit 10(e)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.28

Amendment No. 9 to ICF Kaiser International, Inc. Section 401(k) Plan, dated June 19, 2003 (Incorporated by reference to Exhibit 10(e)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.29

Amendment No. 10 to ICF Kaiser International, Inc. Section 401(k) Plan, dated March 17, 2004 (Incorporated by reference to Exhibit 10(e)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on May 24, 2004)

10.30

Amendment No. 11 to ICF Kaiser International, Inc. Section 401(k) Plan, dated November 11, 2004 (Incorporated by reference to Exhibit 10(e)(11) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on November 15, 2004)

10.31

Amendment No. 12 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 12, 2005 (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 28, 2006)

10.32

Amendment No. 13 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 30, 2005 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 28, 2006)

10.33

Amendment No. 14 to ICF Kaiser International, Inc. Section 401(k) Plan, dated January 18, 2006 (Incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 28, 2006)

10.34

Amendment No. 1 to Kaiser Analytical Management Services, Inc. Section 401(k) Plan, dated February 15, 2006 (Incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 28, 2006)

10.35

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of March 1, 1989, in connection with the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10.36

Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.37

Modification M116 to Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy, effective March 24, 2004 (Incorporated by reference to Exhibit 10(g)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 30, 2004)

10.38

Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(i) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

10.39

Subcontract between The S.M. Stoller Corporation and Kaiser Group Holdings, Inc., dated June 30, 2004 (Incorporated by reference to Exhibit No. 10(i) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 13, 2004)

10.40

Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit No. 10 to Registration Statement on Form S-8 (Registration No. 333-107912) filed with the Commission on August 13, 2003)

10.41

Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 18, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)*

10.42

Transition Agreement between Kaiser Group Holdings, Inc. and John T. Grigsby, Jr. effective as of August 31, 2004 (Incorporated by reference to Exhibit 99 to Current Report on Form 8-K (Registration No. 1-12248) filed with the Commission on September 1, 2004)*

10.43

Separation Agreement between Kaiser Group Holdings, Inc. and Marian P. Hamlett effective February 8, 2006 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Registration No. 1-2248) filed with the Commission on February 9, 2006.*

10.44	Summary of 2006 Annual Executive Officer Compensation (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 28, 2006)*

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended **

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended **

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 **

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 **

*                    Designates management or compensatory plans or arrangements.

**             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.
(Registrant)
Date: May 12, 2006

/s/ Nicholas Burakow
Nicholas Burakow, Ph.D.,
Executive Vice President and Chief Financial
Officer (Duly authorized officer and principal
financial officer)

EXHIBIT INDEX

Exhibit No.	Description
2	Second Amended Plan of Reorganization (Incorporated by reference to Exhibit 2 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

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

4

Form of Put Agreement relating to preferred stock of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

10.1

Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996) (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.2

Amendment No. 1 to Kaiser Group International, Inc. Employee Stock Ownership Plan, effective January 1, 1998 (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.3

Amendment No. 2 to Kaiser Group International, Inc. Employee Stock Ownership Plan, effective January 1, 1996 (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.4

Amendment No. 3 to Kaiser Group International, Inc. Employee Stock Ownership Plan, dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(b) (3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.5

Amendment No. 4 to Kaiser Group International, Inc. Employee Stock Ownership Plan dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.6

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of August 31, 1995, in connection with the ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10.7

ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993, and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on October 15, 1993)

10.8

Amendment No. 1 to ICF Kaiser International, Inc. Retirement Plan, dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

10.9

Amendment No. 2 to ICF Kaiser International, Inc. Retirement Plan, dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

10.10

Amendment No. 3 to ICF Kaiser International, Inc. Retirement Plan, dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

10.11

Amendment No. 4 to ICF Kaiser International, Inc. Retirement Plan, dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.12

Amendment No. 5 to ICF Kaiser International, Inc. Retirement Plan, dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.13

Amendment No. 6 to ICF Kaiser International, Inc. Retirement Plan, dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.14

Amendment No. 7 to ICF Kaiser International, Inc. Retirement Plan, dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

10.15

Amendment No. 8 to ICF Kaiser International, Inc. Retirement Plan, dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on September 6, 2000)

10.16

Amendment No. 9 to ICF Kaiser International, Inc. Retirement Plan, dated June 19, 2003 (Incorporated by reference to Exhibit 10(c)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.17

Amendment No. 10 to ICF Kaiser International, Inc. Retirement Plan, dated March 17, 2004 (Incorporated by reference to Exhibit 10(c)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on May 24, 2004)

10.18

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of August 31, 1995, in connection with the ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10.19

ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993, and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on October 15, 1993)

10.20

Amendment No. 1 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on May 23, 1995)

10.21

Amendment No. 2 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

10.22

Amendment No. 3 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

10.23

Amendment No. 4 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.24

Amendment No. 5 to ICF Kaiser International, Inc. Section 401(k) Plan, dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.25

Amendment No. 6 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

10.26

Amendment No. 7 to ICF Kaiser International, Inc. Section 401(k) Plan, dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on April 2, 2001)

10.27

Amendment No. 8 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 10, 2002 (Incorporated by reference to Exhibit 10(e)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.28

Amendment No. 9 to ICF Kaiser International, Inc. Section 401(k) Plan, dated June 19, 2003 (Incorporated by reference to Exhibit 10(e)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.29

Amendment No. 10 to ICF Kaiser International, Inc. Section 401(k) Plan, dated March 17, 2004 (Incorporated by reference to Exhibit 10(e)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on May 24, 2004)

10.30

Amendment No. 11 to ICF Kaiser International, Inc. Section 401(k) Plan, dated November 11, 2004 (Incorporated by reference to Exhibit 10(e)(11) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on November 15, 2004)

10.31

Amendment No. 12 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 12, 2005 (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 28, 2006)

10.32

Amendment No. 13 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 30, 2005 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 28, 2006)

10.33

Amendment No. 14 to ICF Kaiser International, Inc. Section 401(k) Plan, dated January 18, 2006 (Incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 28, 2006)

10.34

Amendment No. 1 to Kaiser Analytical Management Services, Inc. Section 401(k) Plan, dated February 15, 2006 (Incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 28, 2006)

10.35

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of March 1, 1989, in connection with the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10.36

Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.37

Modification M116 to Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy, effective March 24, 2004 (Incorporated by reference to Exhibit 10(g)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 30, 2004)

10.38

Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(i) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

10.39

Subcontract between The S.M. Stoller Corporation and Kaiser Group Holdings, Inc., dated June 30, 2004 (Incorporated by reference to Exhibit No. 10(i) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 13, 2004)

10.40

Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit No. 10 to Registration Statement on Form S-8 (Registration No. 333-107912) filed with the Commission on August 13, 2003)

10.41

Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 18, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)*

10.42

Transition Agreement between Kaiser Group Holdings, Inc. and John T. Grigsby, Jr. effective as of August 31, 2004 (Incorporated by reference to Exhibit 99 to Current Report on Form 8-K (Registration No. 1-12248) filed with the Commission on September 1, 2004)*

10.43

Separation Agreement between Kaiser Group Holdings, Inc. and Marian P. Hamlett effective February 8, 2006 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Registration No. 1-2248) filed with the Commission on February 9, 2006.*

10.44	Summary of 2006 Annual Executive Officer Compensation (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the Commission on March 28, 2006)*

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended **

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended **

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 **

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 **

*                    Designates management or compensatory plans or arrangements.

**             Filed herewith.