Form 10-Q
period 2006-06-30
KAISER GROUP HOLDINGS INC
filed 2006-08-11
CIK 856200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, there were 1,790,890 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$65,267	$14,633
Certificates of deposit	2,075	2,040
Restricted cash and cash equivalents	3,244	3,178
Accounts receivable	88	203
Prepaid expenses and other current assets	718	606
Contract receivable, net	—	3,000
Total Current Assets	71,392	23,660

Other Assets
Investments in and advances to joint venture	2,310	87,310
Investment in Affiliates	2,800	2,800
Deferred tax asset	10,433	8,215
Other long-term assets	34	39
	15,577	98,364
Total Assets	$86,969	$122,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$183	$239
Post-retirement benefit plan obligation	6,653	6,924
Other accrued expenses	3,316	3,435
Income taxes payable	305	32,315
Total Current Liabilities	10,457	42,913

Commitments and Contingencies

Common stock, par value $0.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,790,890 and 1,787,640 shares at June 30, 2006 and December 31, 2005, respectively	18	18
Capital in excess of par	11,796	14,337
Retained earnings	64,658	64,716
Accumulated other comprehensive income (loss)	40	40
Total Shareholders’ Equity	76,512	79,111
Total Liabilities and Shareholders’ Equity	$89,969	$122,024

 See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Gross Revenue	$119	$497	$222	$1,017
Labor and subcontract costs	268	334	505	681
Service Revenue	(149)	163	(283)	336
Operating Expenses
Administrative expenses	1,214	1,399	2,619	2,556
Reserve for contract losses	3,000	—	3,000	—
Operating Loss	(4,363)	(1,236)	(5,902)	(2,220)
Other Income:
Equity income in earnings of affiliate, net of amortization of $0 and $881 for the three months ended June 30, 2006 and 2005, respectively, and $0 and $1,762 for the six months ended June 30, 2006 and 2005, respectively	—	4,108	—	8,334
Interest income	537	188	766	378
Interest expense for preferred dividends	—	(347)	—	(811)
(Loss) Income Before Income Tax	(3,826)	2,713	(5,136)	5,681
Income tax benefit (expense)	1,645	(1,249)	2,418	(2,567)
(Loss) Income Applicable to Common Shareholders	$(2,181)	$1,464	$(2,718)	$3,114
Basic and Diluted (Loss) Income Per Common Share:
Net (Loss) Income Per Share	$(1.22)	$0.91	$(1.52)	$1.93
Weighted average shares for basic and diluted earnings per common share	1,791	1,613	1,790	1,613
Comprehensive (Loss) Income
Net (Loss) Income	$(2,181)	$1,464	$(2,718)	$3,114
Other Comprehensive (Loss) Income:
Change in cumulative foreign translation adjustments	(1)	3	—	(1)

Total Comprehensive (Loss) Income	$(2,182)	$1,467	$(2,718)	$3,113

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months ended June 30,
	2006	2005
	(unaudited)
Operating Activities:
Net (loss) income	$(2,718)	$3,114
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(2,218)	256
Equity in earnings of affiliate	—	(8,334)
Writedown of contract receivable	3,000	—
Changes in operating assets and liabilities:
Account receivables	115	(146)
Prepaid expenses and other current assets	(112)	(476)
Accounts payable and accrued expenses	(446)	(168)
Income taxes payable	(32,010)	(97)
Other operating activities	23	(42)
Net Cash Used in Operating Activities	(34,366)	(5,893)
Investing Activities:
Distributions from affiliate	85,000	21,000
Net Cash Provided by Investing Activities	85,000	21,000
Financing Activities:
Transfers to restricted cash	—	(64)
Redemption of preferred stock	—	(10,000)
Net Cash Used in Financing Activities	—	(10,064)
Increase in Cash and Cash Equivalents	50,634	5,043
Cash and Cash Equivalents at Beginning of Period	14,633	12,728
Cash and Cash Equivalents at End of Period	$65,267	$17,771

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Presentation

The accompanying consolidated financial statements of Kaiser Group Holdings, Inc. and subsidiaries (“the Company”), except for the December 31, 2005, balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).  Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the June 30, 2006 financial statements.

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

As of June 30, 2006, apart from resolving remaining bankruptcy claims, the Company had only a limited number of activities, assets and liabilities, primarily consisting of:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (“Kaiser-Hill”), which serves as the general contractor at the U.S. Department of Energy’s (“DOE”) Rocky Flats site near Denver, Colorado for the performance of a contract for the closure of the site (the “Closure Contract”) (See Notes 4 and 6).

•                  the closeout of a completed contract for the engineering and construction of a steel mini-mill in the Czech Republic for Nova Hut (“Nova Hut”) (See Note 6).

•                  a wholly-owned captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, the Company received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of August 11, 2006, MS Builders Insurance Company has not written any policies.

•                  an ongoing obligation to fund a capped, post-retirement medical benefit plan for a fixed number of retirees (See Note 6).

•                  a wholly-owned subsidiary, Kaiser Analytical Management Services, Inc. (“KAMS”), which we formed in April 2004 to take over the operations of the Analytical Services Division of Kaiser-Hill providing analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.

The Company ceased operations of KAMS on June 30, 2006.  Under prevailing market conditions, the Company determined that there were insufficient business prospects for KAMS to warrant continued operations.

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

Pursuant to the terms of the Plan of Reorganization, the Company was required to complete its initial bankruptcy distribution within 120 days of the Effective Date.  Accordingly, to satisfy approximately $136.8 million of allowed Class 4 claims, the Company effected its initial distribution on April 17, 2001.  The amount of unresolved Class 4 claims remaining at April 17, 2001 was approximately $130.5 million. To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (“ADR”) procedure whereby the remaining claimants and Old Kaiser produced limited supporting data relative to their respective positions and engaged in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $130.0 million of asserted Class 4 claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.8 million and issuances of 683 shares of New Preferred (all of which have been redeemed) and 823 shares of Kaiser Common Stock.  As of June 30, 2006, the aggregate amount of unresolved claims was approximately $0.4 million.

The equity class of claims recognized in the Old Kaiser bankruptcy are “Class 5” claims, consisting of holders of Old Kaiser common stock (“Old Common”) and other “Equity Interests” as defined in the Plan of Reorganization. The Plan of Reorganization provides that holders of Equity Interests receive a number of shares of Kaiser Common Stock equal to 17.65% of the number of shares of Kaiser Common Stock issued to allowed Class 4 claimants. In the initial distribution, one share of Kaiser Common Stock was issued for each 96 shares of previously outstanding Old Common.  During 2005, the Company settled a significant Class 5 claim asserted by the former shareholders of ICT Spectrum Constructors, Inc. (“ICT Spectrum”), which Old Kaiser had acquired in 1998, and issued an aggregate of 175,003 additional shares of Kaiser Common Stock to such claimants pursuant to the settlement. With the settlement of the ICT Spectrum Class 5 claim and the subsequent issuance of 175,003 shares of Kaiser Common Stock to such claimants, no Class 5 claims remain unresolved at June 30, 2006.

As of June 30, 2006, the aggregate amount of unresolved claims was approximately $0.4 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.  The Company expects to resolve the remaining claims, and to reach a final resolution of issues related to the retiree benefit plans by the end of 2006 (see Note 6).  Upon such final resolution, the Company expects to take the necessary steps to close the bankruptcy cases.  Upon such closing, the Bankruptcy Court would no longer be involved in the administration of the Company’s affairs, and the Company’s obligation to pay certain fees and submit periodic reports to the Bankruptcy Court would be terminated.  Since closing of the cases requires resolution of all outstanding matters and such resolution is somewhat out of the Company’s control, there is a possibility that the cases will not be closed within the anticipated time period.

In the first quarter of 2004, the Company recorded a $1.4 million liability for future claim settlements based upon the Company’s estimate of unresolved claims at that time.  During 2004 and 2005, the Company settled various Class 4 claims reducing approximately $1.0 million of this liability.  Based upon the Company’s estimate of unresolved claims at June 30, 2006, $0.4 million remains in this reserve.

3.               Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the weighted-average effect of dilutive securities outstanding during the period.  Pursuant to the Plan of Reorganization that was effective as of December 18, 2000, all then-outstanding common stock equivalents were cancelled.  The Company had no dilutive or anti-dilutive securities outstanding during the three and six months ended June 30, 2006, and 2005.  Therefore, the same weighted average number of common shares outstanding was used to compute basic and diluted EPS.

Share reconciliation:  As disclosed in the Company’s December 31, 2005 Form 10-K, since 2001, the Company has been attempting to reconcile the number of shares that were issued by the Company’s transfer agent in the initial distribution in 2001.  The Company has not previously recognized the issuance of 11,599 shares of Kaiser Common Stock by the transfer agent.  Because the Company has been unsuccessful in disputing the issuance of these shares, during 2005 the Company retroactively restated the number of outstanding shares to reflect the issuance of the 11,599 shares as of June 2001.  For purposes of the June 30, 2006, and June 30, 2005 financial statements weighted average shares for basic and diluted earnings per share were 1,790,890 and 1,613,270, respectively.

4.               Investments In and Advances To Joint Venture

 Summarized unaudited financial information of Kaiser-Hill was as follows as of June 30 (in thousands):

	2006	2005

Current assets	$47,694	$113,056
Non-current assets	—	130,162
Current liabilities	43,076	128,401
Non-current liabilities	—	66,134

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Gross revenue	$20,232	$166,832	$66,073	$340,203
Net income	—	9,979	—	20,192

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  With the certainty of declaration of physical completion, at September 30, 2005, Kaiser-Hill recognized a substantial balance of the remaining performance fee.

On December 8, 2005, the DOE accepted physical completion in accordance with the Closure Contract.  The project total fee expected to be earned by Kaiser-Hill pursuant to the Contract is $510.0 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  Through August 11, 2006, Kaiser-Hill has received $509.9 million of such fee from the DOE.

Kaiser-Hill now operates under the closure phase of its contract with the DOE, primarily resolving the administrative issues and providing support to the DOE to achieve regulatory closure of the site.  The closeout phase of the contract is a cost reimbursable phase and is not fee bearing, nor does the closeout phase impact fees earned.

Kaiser-Hill recognized a substantial amount of fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Affiliate in the Company’s consolidated statement of operations for the year ended December 31, 2005.  As a result, upon the receipt of the $80.0 million cash distribution from Kaiser-Hill on March 1, 2006, and the receipt of $5.0 million distributed from Kaiser-Hill on June 30, 2006, the Company has made a corresponding reduction of $85.0 million in its investment in Kaiser-Hill on its balance sheet as of June 30, 2006.

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

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  Given the completion of the project in 2005, Kaiser-Hill did not have any fee earnings during the quarter ended June 30, 2006; therefore, there were no associated equity earnings in the Company’s consolidated statement of operations for the quarter ended June 30, 2006.

5.               Mandatorily Redeemable Preferred Stock

On November 17, 2005, the Company redeemed all of the remaining outstanding shares of New Preferred held by non-affiliates.  As a result, at December 31, 2005, after consideration of shares in treasury of 101,471, the Company had no shares of New Preferred outstanding.  In January 2006, pursuant to approval by the Company’s Board, the treasury shares were cancelled leaving no shares outstanding or in treasury.  In the quarter ended March 31, 2006, the Company reduced the capital in excess of par of $2.7 million that was recorded upon issuance of the New Preferred shares to affiliates with a corresponding increase to Retained Earnings.

The Company’s certificate of incorporation authorizes the issuance of 2,000,000 shares of New Preferred. The New Preferred was shown at a liquidation value of $55.00 per share and is a series of authorized preferred stock designated as “Series 1 Redeemable Cumulative Preferred Stock,” and had a par value of $0.01 per share. The New Preferred ranks ahead of Kaiser Common Stock.  The certificate of incorporation of the Company and Delaware law permit the Board of Directors to issue additional series of preferred stock, except that the Board of Directors may not authorize the issuance of any securities that rank senior to or on a parity with the New Preferred, without the consent of holders of at least two-thirds of the New Preferred.  New Preferred was originally issued as settlement for Class 4 claims.  As mentioned in Note 2, because the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization, the Company has no plans to issue additional shares of New Preferred.

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

Nova Hut

On May 16, 2006, the Company was informed that an arbitration panel formed under the auspices of the International Chamber of Commerce (“ICC”) issued a ruling in the arbitration proceeding initiated by its subsidiary, Kaiser Netherlands B.V. (“KNBV”) concerning the steel mini-mill that was constructed by KNBV for Nova Hut, a.s. (now Mittal Steel Ostrava, a.s.) in Ostrava, the Czech Republic.  The decision by the arbitration panel is not appealable.  After calculation of claim and counter-claim award amounts as decided by the ICC arbitration panel, the net balance award against KNBV, including legal cost and interest amounts, is approximately $4.1 million in favor of Mittal Steel Ostrava.  The Company does not believe that Mittal Steel Ostrava has recourse to the Company to collect this award amount.

The Company is currently evaluating its remaining options against Mittal Steel Ostrava and the International Finance Corporation (“IFC”).  Among the options being considered are the filing of independent arbitration claims by the Company (as opposed to its KNBV subsidiary) against Mittal Steel Ostrava and the IFC in accordance with prior rulings of the Bankruptcy Court for the United States District Court in Delaware.  The Bankruptcy Court has entered an order staying the Company’s claim against the IFC pending submission of the dispute to arbitration.  Similarly, the Bankruptcy Court has entered an order staying the Company’s bankruptcy claim against Mittal Steel Ostrava pending arbitration.

In December 2003, an ICC arbitration panel, under the dispute resolution provisions of the Nova Hut mini-mill subcontract between KNBV and the min-mill’s main equipment supplier, Tippins, Inc., issued a final award that was on balance favorable to KNBV.  As a result of the ruling, KNBV was relieved of the obligation to pay retention to Tippins, and KNBV was awarded a net cash settlement of $2.6 million.  The Company has not recorded this award due to the uncertainties regarding collectibility.  However, the Company continues to evaluate its options for collection.

The continued litigation of these disputes has had, and will continue to have, a negative impact on the cash flow of the Company.

Taking into account the results of the ICC arbitration ruling against KNBV, in the second quarter of 2006 the Company wrote off the remaining Nova Hut contract receivable of $3.0 million by recording an additional reserve of $3.0 million.

Kaiser-Hill

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  DOE has reviewed Kaiser-Hill’s declaration as required under the Closure Contract. On December 8, 2005, the DOE accepted the physical completion declaration in accordance with the Closure Contract. The projected total fee to be earned pursuant to the Closure Contract is expected to be $510.0 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  As of June 30, 2006, Kaiser-Hill has received $509.9 million of such fee from the DOE.  A substantial portion of the received fee remains subject to audit.

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

On December 8, 2005, when the DOE accepted physical completion in accordance with the Rocky Flats contract, it authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million which was retained by the DOE for possible contract contingencies.  On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount.  As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser-Hill.  On April 14, 2006, $4.9 million of the remaining $5.0 million retention was released to Kaiser-Hill by the DOE.  It can not be determined at this time what portion of the remaining $0.1 million DOE retention balance will ultimately be released and when (if ever) such a release would occur.  On June 30, 2006, the Company received an additional $5.0 million cash distribution from Kaiser-Hill.

Kaiser-Hill is continuing its internal review and reconciliation of contract financial and administrative closeout issues.  As of August 11, 2006, Kaiser-Hill has withheld approximately $7.0 million in cash from distribution until these closeout issues are resolved.  The Company expects to receive its 50% share of any distribution of such funds by Kaiser-Hill.

It is expected that the Company will be required to provide its 50% share of a yet to be determined accounting reserve in Kaiser-Hill to provision against potential risks associated with U.S. Government audits.  At this time, it is not possible to predict the number of years that will be required to complete the government audit process.

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

No new participants can be added to the plan.  The net present value benefit obligation, as of June 30, 2006, was approximately $6.4 million.  This amount will continue to decrease as the population of covered participants declines for the purposes of medical benefits and as death benefits are paid out.

Since the December 2000 approval of the reorganization plan, the Company has been negotiating with the Delaware Bankruptcy Court-appointed Official Committee of Retirees (“OCR”) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.   In an adversary claim hearing in the Delaware Bankruptcy Court held on April 12, 2006, the Court accepted the Company’s proposal to establish a Voluntary Employees’ Beneficiary Association (“VEBA”) to fund retirees’ future medical and death benefits in the present value amount of approximately $6.1 million.  The present value pension obligation of $0.3 million will continue to be funded directly by the Company.  As of June 30, 2006, the Company had an accrued liability of $6.7 million.  Upon final establishment of the VEBA, such liability will be adjusted to the net present value.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Since the Plan of Reorganization of Old Kaiser under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000, we have completed the initial bankruptcy distributions to allowed claimholders, continued to progress in resolving remaining outstanding bankruptcy claims, managed our remaining assets, wound down unnecessary elements of previous activities and corporate structure, redeemed all of the New Preferred shares outstanding and formed a new business opportunity, MS Builders Insurance Company.

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

•                  On May 16, 2006, the Company was informed that an arbitration panel formed under the auspices of the International Chamber of Commerce (“ICC”) issued a ruling in the arbitration proceeding initiated by its subsidiary, Kaiser Netherlands B.V. (“KNBV”), concerning the steel mini-mill that was constructed by KNBV for Nova Hut, a.s. (now Mittal Steel Ostrava, a.s.) in Ostrava, the Czech Republic.  After calculation of the amounts awarded on the claim and counterclaim, the net balance award against KNBV, including legal cost and interest amounts, is approximately $4.1 million in favor of Mittal Steel Ostrava.  The Company does not believe that Mittal Steel Ostrava has recourse against the Company to collect this amount.  The Company is currently evaluating its remaining options against Mittal Steel Ostrava and the International Finance Corporation (“IFC”).  Taking into account the results of the ICC arbitration ruling against KNBV, in the second quarter of 2006 the Company wrote off the remaining Nova Hut contract receivable of $3.0 million by recording an additional reserve of $3.0 million.

•                  We own a captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of August 11, 2006, MS Builders Insurance Company has not written any policies.

•                  We have an ongoing obligation to fund a capped post-employment medical benefit plan for a fixed group of retirees.  Once the former employee VEBA is established, we have a one-time obligation to fund any shortfall, as described in Note 6.

In addition, we formed KAMS in April 2004 to take over the operations of the Analytical Services Division of Kaiser-Hill  providing analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.  The Company ceased operations of KAMS on June 30, 2006.  Under prevailing market conditions, the Company determined that there were insufficient business prospects for KAMS to warrant continued operations.

Outlook

Potential Kaiser-Hill Distribution.  As we look forward, a significant factor in determining the value of our common stock is the closeout performance of Kaiser-Hill and the completion of the U.S. Government’s related project audits.

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

On December 8, 2005, when the DOE accepted physical completion in accordance with the Rocky Flats contract, it authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million which was retained by the DOE for possible contract contingencies.  On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount.  As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser-Hill.  As of March 31, 2006, Kaiser-Hill had received $505.0 million of the $510.0 million due from the DOE. On April 14, 2006, $4.9 million of the remaining $5.0 million was released to Kaiser-Hill by the DOE.  It can not be determined at this time what amount, if any, of the remaining $0.1 million DOE retention balance will ultimately be released and when, if ever, such a release will occur.  On June 30, 2006, the Company received an additional $5.0 million cash distribution from Kaiser-Hill (representing its 50% share).

Kaiser-Hill is continuing its internal review and reconciliation of contract financial and administrative closeout issues.  As of August 11, 2006, Kaiser-Hill has withheld approximately $7.0 million in cash from distribution until these closeout issues are clarified further.  The Company expects to receive its 50% share of any distribution of such funds by Kaiser-Hill.

It is expected that the Company will be required to provide its 50% share of a yet to be determined accounting reserve in Kaiser-Hill to provision against potential risks associated with U.S. Government audits.  At this time, it is not possible to predict the number of years that will be required to complete the government audit process.

Nova Hut.  The Company is currently evaluating its remaining options against Mittal Steel Ostrava and the IFC.  Among the options being considered are the filing of independent arbitration claims by the Company (as opposed to its KNBV subsidiary) against Mittal Steel Ostrava and the IFC in accordance with prior rulings of the Bankruptcy Court in Delaware.  The Bankruptcy Court has entered an order staying the Company’s bankruptcy claim against the IFC pending submission of the dispute for arbitration.  Similarly, the Bankruptcy Court has entered an order staying the Company’s bankruptcy claim against Mittal Steel Ostrava pending submission of the dispute to arbitration.

The continued litigation of these disputes has had, and will continue to have, a negative impact on the cash flow of the Company.

Taking into account the results of the ICC arbitration ruling against KNBV, in the second quarter of 2006 the Company wrote off the remaining Nova Hut contract receivable of $3.0 million by recording an additional reserve of $3.0 million.

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

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the Consolidated Financial Statements and the income statement amounts reported for the periods presented.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Our accounting measurements that are most affected by our estimates of future events are:

•                  Recoverability of accounts receivable and investments;

•                  Income tax provision, deferred tax assets and liabilities;

•                  Use of the equity method of accounting for Kaiser-Hill, an affiliate that we have the ability to significantly influence but not control.  In accordance with the equity method of accounting, we record our proportionate share of the affiliate’s income or losses;

•                  Estimated fees on the Kaiser-Hill joint venture. Estimating future costs, contract contingencies and revenues and profits, is a process requiring a high degree of judgment.  In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Now that the contract has been declared complete, additional revenue recognition and our profitability from the Kaiser-Hill contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised upon audit from the U. S. Government. The Kaiser-Hill contract contains incentive provisions for increased or decreased revenue and profit based on actual performance against established cost targets and schedule-related goals.  Incentive fees have been included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria.  Should total costs of the project be revised based upon the results of U. S. Government audits, previously recognized revenues could be reversed and/or future period revenues could be reduced; and

•                  Our liability in connection with a post-employment medical benefit plan for a fixed group of retirees.  This liability is affected by changes in the discount rate, medical cost trend rates and certain actuarial assumptions.  Should actual rates and results differ from the assumptions used, revisions to the liability would be required resulting in additional income statement charges.

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  (“SFAS No. 154”)  SFAS No. 154 addresses the requirements for the accounting for, and reporting of, a change in accounting principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine period-specific effects or the cumulative effect of the change.  We adopted SFAS No. 154 effective January 1, 2006. Management does not expect that adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, interest and penalties, accounting in the interim periods and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact, if any, of the interpretation on its financial position or results of operations.

RESULTS OF OPERATIONS

Gross Revenues

The Company’s gross revenues are directly attributable to the operations of KAMS.   Gross revenues of KAMS were $0.1 million for the three month period ending June 30, 2006, and $0.2 million for the six month period ended June 30, 2006.  For the comparable periods of 2005, gross revenues were $0.5 million and $1.0 million, respectively.  Gross revenues of KAMS decreased in 2006 due to the wind-down and completion of work at the DOE’s Rocky Flats site.  Gross revenues in 2006 from KAMS operations resulted primarily from the performance of laboratory audits and data validation services.

Equity Income In Earnings of Affiliate

Our current major remaining source of income is a 50% ownership in Kaiser-Hill.  We own Kaiser-Hill equally with CH2M Hill.  The financial information contained herein for Kaiser-Hill is reflected on the equity basis.

Contract Provisions for Revenue and Performance Award

Kaiser-Hill’s contract with the DOE provides that Kaiser-Hill earn revenue equal to the actual cost of physical completion plus a performance fee.  The performance fee is determined based on (1) Kaiser-Hill’s cost to complete the site closure, which must be within the range of $3.1 billion and $4.9 billion, (2) the schedule of physical completion, which must be before 2007 and (3) Kaiser-Hill’s safety performance.  On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  At the time of declaration of physical completion on October 13, 2005, Kaiser-Hill’s cost estimate to complete the project remained at $3.44 billion, which resulted in a performance fee payable to Kaiser-Hill projected to be $510.0 million, of which $255.0 million had previously been received.  On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million.  On January 11, 2006, Kaiser-Hill received payment for all remaining fees except the retained amount.  On April 14, 2006, Kaiser-Hill received payment of $4.9 million from the $5.0 million withheld amount.  As of August 11, 2006, Kaiser-Hill has received $509.9 million of the $510.0 million fee due from DOE pending completion of the closeout phase of the contract.

Since Kaiser-Hill declared physical completion, many of the performance risks have been eliminated, but contract risks and uncertainties remain.  As a result of declaration of physical completion in October 2005, Kaiser-Hill recognized all remaining performance fees under the contract in 2005 and has established reserves for certain risks and uncertainties related to the contract (see details described below in “ Closure Contract Billing Provisions”).  Kaiser-Hill will reverse these reserves to the extent it is successful in mitigating or eliminating these remaining contract risks and uncertainties.

For the three and six months ended June 30, 2006, we reported no income from our 50% ownership in Kaiser-Hill because during 2005, Kaiser-Hill recorded all of the contract fee income, less applicable reserves, due from the DOE. In the future, we may have additional income from Kaiser-Hill to report to the extent Kaiser-Hill releases certain retained reserve amounts, as mentioned above.

Closure Contract Billing Provisions

From the inception of Kaiser-Hill’s contract with the DOE in February 2000 through June 30, 2006, Kaiser-Hill invoiced the DOE for the performance fee based on the contract provisions of approximately $510.0 million, and collected an aggregate of $509.9 million in fees from the DOE.  It is not known when, if ever, the remaining DOE retention balance of $0.1 million will be released to Kaiser-Hill.  By contract, this remaining retention balance amount can not be released until final contract closeout.

Fee payments made by the DOE to Kaiser-Hill, less certain non-reimbursable costs and reserve and retention amounts, have been distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by DOE pursuant to applicable Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could total up to 15% to 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  From Kaiser-Hill’s inception through June 30, 2006, Kaiser-Hill has distributed $192.7 million in cash to each of its two owners.

Kaiser-Hill is continuing its internal review and reconciliation of contract financial and administrative closeout issues.  As of August 11, 2006, Kaiser-Hill has withheld approximately $7.0 million in cash from distribution until these closeout issues are resolved.  As discussed above, Kaiser-Hill also may receive an additional $0.1 million that has been retained by DOE.  The Company expects to receive its 50% share of any future distributions of such funds by Kaiser-Hill.

Kaiser-Hill recognized a substantial amount of the fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Affiliate in its consolidated statement of operations for the year ended December 31, 2005.  The Company received distributions in the aggregate amount of $85.0 million from Kaiser-Hill during the six months ended June 30, 2006.  As a result, the Company had reduced its investment in Kaiser-Hill on its balance sheet by $85.0 million as of June 30, 2006.

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

For both the three and six months ended June 30, 2006, we reported no income from our 50% ownership in Kaiser-Hill because during 2005, Kaiser-Hill recorded all of the contract fee income, less applicable reserves, due from the DOE. In the future, we may have additional income from Kaiser-Hill to report to the extent Kaiser-Hill determines that certain recorded reserves, as mentioned above, are no longer necessary. For the three and six months ended June 30, 2005, we reported income of $4.1 million and $8.3 million, respectively from our 50% ownership of Kaiser-Hill. As part of our adoption of fresh-start reporting as of December 31, 2000, we increased the carrying value of our investment in Kaiser-Hill by $21.1 million, and we were amortizing that difference over an estimated life of the Kaiser-Hill investment of approximately 6 years. At March 31, 2005, $6.1 million of the difference remained unamortized. Upon Kaiser-Hill’s declaration of physical completion on October 13, 2005, we wrote off at September 30, 2005, the then remaining $5.3 million unamortized balance.

Administrative Expenses

Administrative expenses for the three and six months ended June 30, 2006 were $1.2 million and $2.6 million, respectively, a reduction of $0.2 million and a nominal change, respectively, compared to the three and six months ended June 30, 2005.

Our cost to provide certain on-going post-retirement medical benefits to a fixed number of retirees is also treated as an administrative expense.  In the three and six month periods ended June 30, 2006, the expenses related to this plan were $0.3 million and $0.6 million, respectively, compared to $0.2 million and $0.5 million for the three and six month periods ended June 30, 2005, respectively.

Reserve for Contract Losses

Due to the results of the ICC arbitration ruling in the second quarter of 2006, the Company wrote off the remaining Nova Hut contract receivable by recording an additional reserve of $3.0 million.

 Interest Income

Interest income for the three and six months ended June 30, 2006 was $0.5 million and $0.8 million, respectively, which represents an increase of $0.3 million and $0.4 million, respectively, compared to the three and six month period ended June 30, 2005.

Interest Expense

As a result of the adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), effective July 1, 2003, and the classification of the Series 1 Redeemable Cumulative Preferred Stock (New Preferred) as a liability, preferred stock dividends are reflected as interest expense. We incurred no interest expense for the three and six months periods ended June 30, 2006, compared to interest expense for the three and six months periods ended June 30, 2005 of $0.3 million and $0.8 million, respectively.  The decrease in interest expense is due to redemption of all outstanding preferred stock in the fourth quarter of 2005.

Income Tax Expense

We recorded an income tax benefit of $1.6 million and $2.4 million on operating loss from continuing operations of $3.8 million and $5.1 million, respectively, during the three and six months ended June 30, 2006.  Our effective income tax rate of

43% and 47%, respectively, for the three and six months ended June 30, 2006, respectively, primarily reflects the non-taxability of certain income for federal income tax purposes.  For the three and six months ended June 30, 2005, we recorded an income tax expense of $1.2 million and $2.6 million, respectively, on operating income from continuing operations of $2.7 million and $5.7 million, respectively. Our effective tax rates of 46% and 45% for the three and six months ended June 30, 2005, respectively, reflect the non-deductibility of certain expenditures for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $34.4 million of cash during the six months ended June 30, 2006, compared to $5.9 million for the six months ended June 30, 2005.  The $28.5 million increase in the use of cash for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, was primarily due to an increase in income tax payments made in 2006 compared to 2005.

Investing Activities

We received $85.0 million in distributions from Kaiser-Hill during the six months ended June 30, 2006 compared to $21.0 million for the six months ended June 30, 2005.  The increase of Kaiser-Hill cash distributions is a result of the DOE’s acceptance of physical completion in accordance with the Rocky Flats Contract and the receipt by Kaiser-Hill of all project fees except for the DOE retention amount of $0.1 million.

Financing Activities

During the six months ended June 30, 2006, there were no financing activities to report.  For the six months ended June 30, 2005, we used $10.0 million of unrestricted cash to redeem our preferred stock.

Liquidity and Capital Resource Outlook

We currently have no debt. We continue to finance the bankruptcy distribution requirements and follow-on working capital needs in part through the use of the available cash and distributions from Kaiser-Hill.  Based on (i) current expectations for operating activities and results, (ii) expected Kaiser-Hill distributions, (iii) our current available cash position, (iv) recent trends and projections in liquidity and capital needs, (v) current expectations of total allowed claims upon the completion of the bankruptcy proceedings, and (vi) an estimate of amounts necessary to satisfy our obligation to provide future benefits to a fixed group of retirees, management believes we have sufficient liquidity to cover our future operating needs and income tax requirements.  With the retirement of the remaining outstanding New Preferred on November 17, 2005, we no longer have future interest payment requirements on preferred stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.  There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 3, “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2005.  For a discussion of material developments with respect to such legal proceedings during the quarter ended June 30, 2006, see Note 6 of the Notes to Consolidated Financial Statements included in Part I hereof.

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

Our remaining primary source of funding is distributions from Kaiser-Hill, which is subject to uncertainties that may adversely impact the potential value of our common stock.

There are risks associated with the resolution of administrative issues surrounding certain Kaiser-Hill employee pension and post-retirement benefits, along with additional administrative contract closeout issues, that may affect the timing and award of future cash distributions  from Kaiser-Hill to the Company.

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  Kaiser-Hill has withheld $7.0 million in cash from the DOE final distribution, pending resolution with the DOE of administrative issues associated with certain Kaiser-Hill employee pension and post-retirement benefits, as well as further financial and administrative contract closeout issues, including those associated with the Kaiser-Hill cost reconciliation process.  It is possible that there will be disputes between the DOE and Kaiser-Hill as to how these issues should be addressed and dealt with.  Such disputes could delay or reduce future distributions of cash from Kaiser-Hill to the Company and could cause a decrease in the value of our common stock.

There are potential risks associated with U.S. Government audits of Kaiser-Hill which could result in disallowed costs or cost reclassifications requiring refunds of cash from Kaiser-Hill to the DOE.

As the contract between Kaiser-Hill and the DOE contains cost reimbursement provisions, the costs invoiced by Kaiser-Hill for reimbursement by the DOE are subject to audit by the U.S. Government.  Government audits of costs invoiced by Kaiser-Hill are ongoing and are expected to take many years to complete.  Although Kaiser-Hill has historically provided its estimates of disallowed costs, uncertainties exist with regard to the government audit of Kaiser-Hill.  To the extent that costs are disallowed and cash refunds are made to the DOE, future cash distributions from Kaiser-Hill to the Company would be reduced and could cause a decrease in the value of our common stock.

We face significant contingencies, which may adversely impact our ability to fund our continuing operations and to undertake new operations.

We do not have a significant business plan beyond Kaiser-Hill, and we may undertake new activities with start-up risks.

Our long-term future profitability will be dependent, to a significant degree, on the extent to which we carry out activities other than through Kaiser-Hill, particularly since Kaiser-Hill has entered the closeout phase of its contract with the DOE and we have received most of the funds we expect to receive from our investment in Kaiser-Hill. Unless and until we further develop plans for such operations, we are unable to determine either the amount of risk that future operations will involve or whether we have the ability to realize long-term profitability.  The business opportunities we have begun to explore, such as completion of the process to enable MS Builders Insurance Company to offer derivative captive insurance services, are in early stages, may take a long time to develop, and may never be profitable or successful at all.  As of June 30, 2006, we closed down the operations of KAMS, which we had established in 2004, and we may have similar experiences with other business opportunities that we undertake.  Our efforts to develop business operations separate from Kaiser-Hill may involve start-up activities with risks specific to activities of this type, which may adversely impact our cash flow and operating results.  A decrease in our cash flows and operating results could result in a decrease in the value of our common stock.

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

Since the December 2000 approval of the reorganization plan, the Company has been negotiating with the Delaware Bankruptcy Court-appointed Official Committee of Retirees (OCR) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.   In an adversary claim hearing in the Delaware Bankruptcy Court held on April 12, 2006, the Court accepted the Company’s proposal to establish a Voluntary Employees’ Beneficiary Association (VEBA) to fund retirees’ future medical and death benefits in the present value amount of approximately $6.1 million.  The present value pension obligation of $0.3 million will continue to be funded directly by the Company.

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

ITEM 6.  EXHIBITS

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

10.40                     Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit No. 10 to Registration Statement on Form S-8 (Registration No. 333-107912) filed with the Commission on August 13, 2003)*

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

* Represents Compensation Agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.
(Registrant)

Date: August 11, 2006

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