Form 10-Q/A
period 2006-06-30
KAISER GROUP HOLDINGS INC
filed 2006-08-15
CIK 856200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 11, 2006, there were 1,790,890 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

Explanatory Note

Kaiser Group Holdings Inc. (“Kaiser” or “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Form 10-Q”). This amendment is being filed to correct a typographical error on the consolidated balance sheet included in the Form 10-Q. Total Liabilities and Shareholders’ Equity was inadvertently reported as $89,969. Total Liabilities and Shareholders’ Equity as of June 30, 2006 was $86,969. This error has been corrected. This amendment to the Form 10-Q contains no other changes.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$65,267	$14,633
Certificates of deposit	2,075	2,040
Restricted cash and cash equivalents	3,244	3,178
Accounts receivable	88	203
Prepaid expenses and other current assets	718	606
Contract receivable, net	—	3,000
Total Current Assets	71,392	23,660

Other Assets
Investments in and advances to joint venture	2,310	87,310
Investment in Affiliates	2,800	2,800
Deferred tax asset	10,433	8,215
Other long-term assets	34	39
	15,577	98,364
Total Assets	$86,969	$122,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$183	$239
Post-retirement benefit plan obligation	6,653	6,924
Other accrued expenses	3,316	3,435
Income taxes payable	305	32,315
Total Current Liabilities	10,457	42,913

Commitments and Contingencies

Common stock, par value $0.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,790,890 and 1,787,640 shares at June 30, 2006 and December 31, 2005, respectively	18	18
Capital in excess of par	11,796	14,337
Retained earnings	64,658	64,716
Accumulated other comprehensive income (loss)	40	40
Total Shareholders’ Equity	76,512	79,111
Total Liabilities and Shareholders’ Equity	$86,969	$122,024

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

Date: August 15, 2006

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