Form 10-Q
period 2006-09-30
KAISER GROUP HOLDINGS INC
filed 2006-11-14
CIK 856200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒No ☐

The Plan of Reorganization of Kaiser Group International, Inc. under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000.  The Plan provided, among other things, that holders of shares of common stock of Kaiser Group International, Inc. receive shares of common stock of Kaiser Group Holdings, Inc. and that holders of specified outstanding debt obligations and other specified claimants receive cash and shares of preferred stock and common stock of Kaiser Group Holdings, Inc., all in accordance with the terms set forth in the Plan. The initial distribution of securities occurred as of April 17, 2001.

As of November 14, 2006, there were 1,790,890 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$65,976	$14,633
Certificates of deposit	1,058	2,040
Restricted cash and cash equivalents	3,273	3,178
Accounts receivable	35	203
Prepaid expenses and other current assets	478	606
Contract receivable, net	—	3,000
Income taxes receivable	293	—
Total Current Assets	71,113	23,660

Other Assets
Investments in and advances to joint venture	2,310	87,310
Investment in Affiliates	2,800	2,800
Deferred tax asset	10,067	8,215
Other long-term assets	31	39
	15,208	98,364
Total Assets	$86,321	$122,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$112	$239
Post-retirement benefit plan obligation	6,518	6,924
Other accrued expenses	3,039	3,435
Income taxes payable	—	32,315
Total Current Liabilities	9,669	42,913

Commitments and Contingencies
Common stock, par value $0.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,790,890 and 1,787,640 shares at September 30, 2006 and December 31, 2005, respectively	18	18
Capital in excess of par	11,796	14,337
Retained earnings	64,798	64,716
Accumulated other comprehensive income	40	40
Total Shareholders’ Equity	76,652	79,111
Total Liabilities and Shareholders’ Equity	$86,321	$122,024

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Gross Revenue	$—	$528	$222	$1,545
Labor and subcontract costs	—	(266)	(505)	(947)
Service Revenue	—	262	(283)	598

Operating Expenses
Administrative expenses	656	1,275	3,275	3,831
Reserve for ICT Spectrum Settlement	—	6,196	—	6,196
Reversal of Reserve for Settlement of Remaining Class 4 Claims	—	(223)	—	(223)
Reserve for contract losses	—	—	3,000	—
Operating Loss	(656)	(6,986)	(6,558)	(9,206)

Other Income:
Equity income in earnings of affiliate, net of amortization of $0 and $5,285 for the three months ended September 30, 2006 and 2005, respectively, and $0 and $7,047 for the nine months ended September 30, 2006 and 2005, respectively	—	70,858	—	79,192
Interest income	564	210	1,330	588
Reduction of reserve for note receivable	—	548	—	548
Interest expense for preferred dividends	—	(288)	—	(1,099)

(Loss) Income Before Income Tax	(92)	64,342	(5,228)	70,023
Income tax benefit (expense)	232	(26,836)	2,650	(29,403)

Income (Loss) Applicable to Common Shareholders	$140	$37,506	($2,578)	$40,620
Basic and Diluted (Loss) Income Per Common Share:

Net Income (Loss) Per Share	$0.08	$23.25	($1.44)	$25.18
Weighted average shares for basic and diluted earnings per common share	1,791	1,613	1,790	1,613

Comprehensive Income (Loss)
Net Income (Loss)	$140	$37,506	($2,578)	$40,620
Other Comprehensive (Loss) Income:
Change in cumulative foreign translation adjustments	—	—	—	(1)

Total Comprehensive Income (Loss)	$140	$37,506	($2,578)	$40,619

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months ended September 30,
	2006	2005
	(unaudited)
Operating Activities:
Net (loss) income	($2,578)	$40,620
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(1,852)	21,138
Reserve for ICT Spectrum settlement	—	6,196
Equity in earnings of affiliate	—	(79,193)
Writedown of contract receivable	3,000	—
Changes in operating assets and liabilities:
Account receivables	168	(176)
Prepaid expenses and other current assets	128	(86)
Reversal of note receivable reserve	—	(548)
Accounts payable and accrued expenses	(929)	(592)
Income taxes payable	(32,608)	3,705
Other operating activities	32	(137)
Net Cash Used in Operating Activities	(34,639)	(9,073)
Investing Activities:
Redemption (purchase) of certificate of deposit	982	(1,000)
Distributions from affiliate	85,000	31,500
Net Cash Provided by Investing Activities	85,982	30,500
Financing Activities:
Transfers from restricted cash for the redemption of preferred stock	—	785
Transfers to restricted cash	—	(76)
Redemption of preferred stock	—	(15,500)
Net Cash Used in Financing Activities	—	(14,791)
Increase in Cash and Cash Equivalents	51,343	6,636
Cash and Cash Equivalents at Beginning of Period	14,633	12,728
Cash and Cash Equivalents at End of Period	$65,976	$19,364

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.             Basis of Presentation

The accompanying consolidated financial statements of Kaiser Group Holdings, Inc. and subsidiaries (“the Company”), except for the December 31, 2005, balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).  Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the September 30, 2006 financial statements.

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

As of September 30, 2006, apart from resolving remaining bankruptcy claims, the Company had only a limited number of activities, assets and liabilities, primarily consisting of:

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

•                  a wholly-owned captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, the Company received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of November 14, 2006, MS Builders Insurance Company has not written any policies.

•                  an ongoing obligation to fund a capped, post-retirement medical benefit plan for a fixed number of retirees (See Note 6).

The Company ceased operations of its subsidiary, Kaiser Analytical Management Services, Inc. (“KAMS”), which accounted for all of the Company’s year-to-date gross revenue in 2006, effective June 30, 2006.  Under prevailing market conditions, the Company determined that there were insufficient business prospects for KAMS to warrant continued operations.

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

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, interest and penalties, accounting in the interim periods and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact, if any, of the interpretation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact, if any, of SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 123R)” (“SFAS No. 158”). The objectives of SFAS No. 158 are for an employer to: (1) recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in funded status in comprehensive income in the year in which the changes occur; and (2) measure the plan status as of the date of its year-end statement of financial position. SFAS No. 158 is effective for the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. We are currently assessing the impact, if any, of SFAS No. 158 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. We are currently assessing the impact, if any, of SAB 108 on our consolidated financial statements.

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

Pursuant to the terms of the Plan of Reorganization, the Company was required to complete its initial bankruptcy distribution within 120 days of the Effective Date.  Accordingly, to satisfy approximately $136.8 million of allowed Class 4 claims, the Company effected its initial distribution on April 17, 2001.  The amount of unresolved Class 4 claims remaining at April 17, 2001 was approximately $130.5 million. To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (“ADR”) procedure whereby the remaining claimants and Old Kaiser produced limited supporting data relative to their respective positions and engaged in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, approximately $130.1 million of asserted Class 4 claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.8 million and issuances of 683 shares of New Preferred (all of which have been redeemed) and 823 shares of Kaiser Common Stock.  As of September 30, 2006, the aggregate amount of unresolved claims was approximately $0.4 million.

The equity class of claims recognized in the Old Kaiser bankruptcy are “Class 5” claims, consisting of holders of Old Kaiser common stock (“Old Common”) and other “Equity Interests” as defined in the Plan of Reorganization. The Plan of Reorganization provides that holders of Equity Interests receive a number of shares of Kaiser Common Stock equal to 17.65% of the number of shares of Kaiser Common Stock issued to allowed Class 4 claimants. In the initial distribution, one share of Kaiser Common Stock was issued for each 96 shares of previously outstanding Old Common.  During 2005, the Company settled a significant Class 5 claim asserted by the former shareholders of ICT Spectrum Constructors, Inc. (“ICT Spectrum”), which Old Kaiser had acquired in 1998, and issued an aggregate of 175,003 additional shares of Kaiser Common Stock to such claimants pursuant to the settlement. With the settlement of the ICT Spectrum Class 5 claim and the subsequent issuance of 175,003 shares of Kaiser Common Stock to such claimants, no Class 5 claims remain unresolved at September 30, 2006.

As of September 30, 2006, the aggregate amount of unresolved claims was approximately $0.4 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current shareholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.  The Company expects to resolve the remaining claims, and to reach a final resolution of issues related to the retiree benefit plans by the end of 2006 (see Note 6).  Upon such final resolution, the Company expects to take the necessary steps to close the bankruptcy cases.  Upon such closing, the Bankruptcy Court would no longer be involved in the administration of the Company’s affairs, and the Company’s obligation to pay certain fees and submit periodic reports to the Bankruptcy Court would be terminated.  Since closing of the cases requires resolution of all outstanding matters and such resolution is somewhat out of the Company’s control, there is a possibility that the cases will not be closed within the anticipated time period.

In the first quarter of 2004, the Company recorded a $1.4 million liability for future claim settlements based upon the Company’s estimate of unresolved claims at that time.  During 2004 and 2005, the Company settled various Class 4 claims reducing approximately $1.0 million of this liability.  Based upon the Company’s estimate of unresolved claims at September 30, 2006, $0.4 million remains in this reserve.

3.                       Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the weighted-average effect of dilutive securities outstanding during the period.  Pursuant to the Plan of Reorganization that was effective as of December 18, 2000, all then-outstanding common stock equivalents were cancelled.  The Company had no dilutive or anti-dilutive securities outstanding during the three and nine months ended September 30, 2006, and 2005.  Therefore, the same weighted average number of common shares outstanding was used to compute basic and diluted EPS.

Share reconciliation:  As disclosed in the Company’s December 31, 2005 Form 10-K, since 2001, the Company has been attempting to reconcile the number of shares that were issued by the Company’s transfer agent in the initial distribution in 2001.  The Company has not previously recognized the issuance of 11,599 shares of Kaiser Common Stock by the transfer agent.  Because the Company has been unsuccessful in disputing the issuance of these shares, during 2005 the Company retroactively restated the number of outstanding shares to reflect the issuance of the 11,599 shares as of June 2001.  For purposes of the September 30, 2006 and September 30, 2005 financial statements weighted average shares for basic and diluted earnings per share were 1,790,890 and 1,613,270, respectively.

4.                       Investments In and Advances To Joint Venture

Summarized unaudited financial information of Kaiser-Hill was as follows as of September 30 (in thousands):

	2006	2005

Current assets	$44,636	$62,151
Non-current assets	—	254,082
Current liabilities	40,017	70,129
Non-current liabilities	—	66,134

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Gross revenue	$21,858	$261,007	$87,931	$601,210
Net income	-	152,288	-	172,480

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  With the certainty of declaration of physical completion, at September 30, 2005, Kaiser-Hill recognized a substantial balance of the remaining performance fee.

On December 8, 2005, the DOE accepted physical completion in accordance with the Closure Contract.  The project total fee expected to be earned by Kaiser-Hill pursuant to the Contract is $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  Through November 14, 2006, Kaiser-Hill has received $510.8 million of such fee from the DOE.

Kaiser-Hill now operates under the closure phase of its contract with the DOE, primarily resolving the administrative issues and providing support to the DOE to achieve regulatory closure of the site.  The closeout phase of the contract is a cost reimbursable phase and is not fee bearing, nor does the closeout phase impact fees earned.

Kaiser-Hill recognized a substantial amount of fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Affiliate in the Company’s consolidated statement of operations for the year ended December 31, 2005.  As a result, upon the receipt of the $80.0 million cash distribution from Kaiser-Hill on March 1, 2006, and the receipt of $5.0 million distributed from Kaiser-Hill on June 30, 2006, the Company has made a corresponding reduction of $85.0 million in its investment in Kaiser-Hill on its balance sheet as of September 30, 2006.

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

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  Given the completion of the project in 2005, Kaiser-Hill did not have any fee earnings during the quarter ended September 30, 2006; therefore, there were no associated equity earnings in the Company’s consolidated statement of operations for the quarter ended September 30, 2006.

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

The Company continues to evaluate its remaining options against Mittal Steel Ostrava and the International Finance Corporation (“IFC”).  Among the options being considered are the filing of independent arbitration claims by the Company (as opposed to its KNBV subsidiary) against Mittal Steel Ostrava and the IFC in accordance with prior rulings of the Bankruptcy Court for the United States District Court in Delaware.  The Bankruptcy Court has entered an order staying the Company’s claim against the IFC pending submission of the dispute to arbitration.  Similarly, the Bankruptcy Court has entered an order staying the Company’s bankruptcy claim against Mittal Steel Ostrava pending arbitration.

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

Kaiser-Hill

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  DOE has reviewed Kaiser-Hill’s declaration as required under the Closure Contract. On December 8, 2005, the DOE accepted the physical completion declaration in accordance with the Closure Contract. The projected total fee to be earned pursuant to the Closure Contract is expected to be $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  As of November 14, 2006, Kaiser-Hill has received $510.8 million of such fee from the DOE.  A substantial portion of the received fee remains subject to audit.

Under Kaiser-Hill’s contract with the DOE, Kaiser-Hill is not responsible for, and the DOE pays all costs associated with, any liability, including, without limitation, any claims involving strict or absolute liability and any civil fine or penalty, expense, or remediation cost, but limited to those of a civil nature, which may be incurred by, imposed on, or asserted against Kaiser-Hill arising out of any act or failure to act, condition, or exposure which occurred before Kaiser-Hill assumed responsibility on July 1, 1995 (pre-existing conditions). To the extent the acts or omissions of Kaiser-Hill constitute willful misconduct, lack of good faith, or failure to exercise prudent business judgment on the part of Kaiser-Hill managerial personnel and cause or add to any liability, expense, or remediation cost resulting from pre-existing conditions, Kaiser-Hill is responsible, but only for the incremental liability, expense, or remediation caused by Kaiser-Hill.

The Closure Contract further provides that Kaiser-Hill will be reimbursed for the reasonable cost of bonds and insurance allocable to the Rocky Flats contract and for liabilities and expenses incidental to these liabilities, including litigation costs, to third parties not compensated by insurance or otherwise. There is an exception to this reimbursement provision applicable to liabilities caused by the willful misconduct, lack of good faith or failure to exercise prudent business judgment by Kaiser-Hill managerial personnel.

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

On December 8, 2005, when the DOE accepted physical completion in accordance with the Rocky Flats contract, it authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million which was retained by the DOE for possible contract contingencies.  On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount.  As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser-Hill.  On April 14, 2006, $4.9 million of the remaining $5.0 million retention was released to Kaiser-Hill by the DOE.  It cannot be determined at this time what portion of the remaining $0.1 million DOE retention balance will ultimately be released and when (if ever) such a release would occur.  On June 30, 2006, the Company received an additional $5.0 million cash distribution from Kaiser-Hill.

Kaiser-Hill is continuing its internal review and reconciliation of contract financial and administrative closeout issues.  As of November 14, 2006, Kaiser-Hill has withheld approximately $7.0 million from distribution until these closeout issues are resolved.  The Company expects to receive its 50% share of any distribution of such funds by Kaiser-Hill.

It is expected that the Company will be required to fund its 50% share of a yet to be determined accounting reserve in Kaiser-Hill to provision against potential risks associated with U.S. Government audits.  At this time, it is not possible to predict the number of years that will be required to complete the government audit process.

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

No new participants can be added to the plan.  The net present value benefit obligation, as of September 30, 2006, was approximately $6.4 million.  This amount will continue to decrease as the population of covered participants declines for the purposes of medical benefits and as death benefits are paid out.

Since the December 2000 approval of the reorganization plan, the Company has been negotiating with the Delaware Bankruptcy Court-appointed Official Committee of Retirees (“OCR”) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.   In an adversary claim hearing in the Delaware Bankruptcy Court held on April 12, 2006, the Court accepted the Company’s proposal to establish a Voluntary Employees’ Beneficiary Association (“VEBA”) to fund retirees’ future medical and death benefits in the present value amount of approximately $6.1 million.  The present value pension obligation of $0.3 million will continue to be funded directly by the Company.  As of September 30, 2006, the Company had an accrued liability of $6.5 million.  Upon final establishment of the VEBA, such liability will be adjusted to the net present value.  Legal and administrative arrangements for establishment of the VEBA are in the process of final documentation.

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

•                  We own a captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of November 14, 2006, MS Builders Insurance Company has not written any policies.

•                  We have an ongoing obligation to fund a capped post-employment medical benefit plan for a fixed group of retirees.  Once the former employee VEBA is established, we have a one-time obligation to fund any shortfall, as described in Note 6 to the unaudited consolidated financial statements included under Item 1, Financial Statements, of Part 1 of this report.

Effective June 30, 2006, we ceased operations of our subsidiary, Kaiser Analytical Management Services, Inc. (“KAMS”), which accounted for all of our year-to-date gross revenue in 2006. Under prevailing market conditions, we determined that there were insufficient business prospects for KAMS to warrant continued operations.

Outlook

Potential Kaiser-Hill Distribution.  As we look forward, a significant factor in determining the value of our common stock is the closeout performance of Kaiser-Hill and the completion of the U.S. Government’s related project audits.

On October 13, 2005, Kaiser-Hill declared physical completion of the clean up and closure of the DOE’s Rocky Flats site.  On December 8, 2005, the DOE accepted the physical completion in accordance with the contract.  The projected total fee to be earned pursuant to the contract is estimated to be $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.

Kaiser-Hill now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site.  The closeout phase of the contract is a cost reimbursable phase and is not fee bearing nor does the closeout phase impact fees earned.

On December 8, 2005, when the DOE accepted physical completion in accordance with the Rocky Flats contract, it authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million which was retained by the DOE for possible contract contingencies.  On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount.  As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser-Hill.  As of March 31, 2006, Kaiser-Hill had received $505.9 million of the $510.9 million due from the DOE. On April 14, 2006, $4.9 million of the remaining $5.0 million was released to Kaiser-Hill by the DOE.  It cannot be determined at this time what amount, if any, of the remaining $0.1 million DOE retention balance will ultimately be released and when, if ever, such a release will occur.  On June 30, 2006, the Company received an additional $5.0 million cash distribution from Kaiser-Hill (representing its 50% share).

Kaiser-Hill is continuing its internal review and reconciliation of contract financial and administrative closeout issues.  As of November 14, 2006, Kaiser-Hill has withheld approximately $7.0 million from distribution until these closeout issues are clarified further.  The Company expects to receive its 50% share of any distribution of such funds by Kaiser-Hill.

It is expected that the Company will be required to fund its 50% share of a yet to be determined accounting reserve in Kaiser-Hill to provision against potential risks associated with U.S. Government audits.  At this time, it is not possible to predict the number of years that will be required to complete the government audit process.

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

Proposed Reverse Split. Our Kaiser Common Stock is currently registered under the Securities Exchange Act of 1934 (the “Exchange Act”), and consequently we are subject to reporting obligations of the Exchange Act.  In special meetings on March 31, 2005, and June 20, 2005, our Board unanimously approved a 1-for-20 reverse split of the Kaiser Common Stock. The Company, in conjunction with its Board, continues to assess the considerations involving a possible reverse split and deregistration.  Proceeding with the reverse split would require that we amend the Company’s Certificate of Incorporation, which requires stockholder approval.  If we determine to submit a proposal relating to a reverse split to our stockholders for decision at the next Annual Meeting of Stockholders, we will include details about the reverse split in the proxy materials delivered to our stockholders in connection with such meeting.  It is anticipated that such a reverse split would be in a ratio that would reduce the number of record holders of Kaiser Common Stock to below 300, which would allow us to terminate our reporting obligations under the Exchange Act and continue operations as a non-reporting company.  In that event, we would file a Form 15 with the Securities and Exchange Commission (“SEC”).  Upon filing of the Form 15, our reporting obligations under the Exchange Act would be suspended, meaning that we would no longer be required to file with the SEC certain reports and forms, including Forms 10-K, 10-Q and 8-K and proxy statements.  In such event, thereafter, the Company would provide information about its quarterly and annual financial results to its remaining stockholders by other means, such as through its web site and in press releases.

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

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”  (“SFAS No. 154”).  SFAS No. 154 addresses the requirements for the accounting for, and reporting of, a change in accounting principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine period-specific effects or the cumulative effect of the change.  We adopted SFAS No. 154 effective January 1, 2006. Management does not expect that adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, interest and penalties, accounting in the interim periods and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact, if any, of the interpretation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact, if any, of SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 123R)” (“SFAS No. 158”). The objectives of SFAS No. 158 are for an employer to: (1) recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in funded status in comprehensive income in the year in which the changes occur; and (2) measure the plan status as of the date of its year-end statement of financial position. SFAS No. 158 is effective for the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. We are currently assessing the impact, if any, of SFAS No. 158 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. We are currently assessing the impact, if any, of SAB 108 on our consolidated financial statements.

RESULTS OF OPERATIONS

Gross Revenues

The Company’s gross revenues for the nine months ended September 30, 2006 are directly attributable to the operations of Kaiser Analytical Management Services, Inc. (“KAMS”), which ceased operations effective June 30, 2006.   The Company had no gross revenue source in the third quarter of 2006.  Gross revenues of KAMS were $0.0 million for the three month period ending September 30, 2006, and $0.2 million for the nine month period ended September 30, 2006.  For the comparable periods of 2005, gross revenues were $0.5 million and $1.5 million, respectively.  Gross revenues of KAMS decreased in 2006 due to the wind-down and completion of work at the DOE’s Rocky Flats site.  Gross revenues in 2006 from KAMS operations resulted primarily from the performance of laboratory audits and data validation services.

Equity Income In Earnings of Affiliate

Our current major remaining source of income is a 50% ownership in Kaiser-Hill.  We own Kaiser-Hill equally with CH2M Hill.  The financial information contained herein for Kaiser-Hill is reflected on the equity basis.

 Contract Provisions for Revenue and Performance Award

Kaiser-Hill’s contract with the DOE provides that Kaiser-Hill earn revenue equal to the actual cost of physical completion plus a performance fee.  The performance fee is determined based on (1) Kaiser-Hill’s cost to complete the site closure, which must be within the range of $3.1 billion and $4.9 billion, (2) the schedule of physical completion, which must be before 2007 and (3) Kaiser-Hill’s safety performance.  On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  At the time of declaration of physical completion on October 13, 2005, Kaiser-Hill’s cost estimate to complete the project remained at $3.44 billion, which resulted in a performance fee payable to Kaiser-Hill projected to be $510.9 million, of which $255.0 million had previously been received.  On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million.  On January 11, 2006, Kaiser-Hill received payment for all remaining fees except the retained amount.  On April 14, 2006, Kaiser-Hill received payment of $4.9 million from the $5.0 million withheld amount.  As of November 14, 2006, Kaiser-Hill has received $510.8 million of the $510.9 million fee due from DOE pending completion of the closeout phase of the contract.

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

For the three and nine months ended September 30, 2006, we reported no income from our 50% ownership in Kaiser-Hill because during 2005, Kaiser-Hill recorded all of the contract fee income, less applicable reserves, due from the DOE. In the future, we may have additional income from Kaiser-Hill to report to the extent Kaiser-Hill releases certain retained reserve amounts, as mentioned above.

Closure Contract Billing Provisions

From the inception of Kaiser-Hill’s contract with the DOE in February 2000 through September 30, 2006, Kaiser-Hill invoiced the DOE for the performance fee based on the contract provisions of approximately $510.9 million, and collected an aggregate of $510.8 million in fees from the DOE.  It is not known when, if ever, the remaining DOE retention balance of $0.1 million will be released to Kaiser-Hill.  By contract, this remaining retention balance amount can not be released until final contract closeout.

Fee payments made by the DOE to Kaiser-Hill, less certain non-reimbursable costs and reserve and retention amounts, have been distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by DOE pursuant to applicable Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could total approximately 15% to 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  From Kaiser-Hill’s inception through September 30, 2006, Kaiser-Hill has distributed $192.7 million in cash to each of its two owners.

Kaiser-Hill is continuing its internal review and reconciliation of contract financial and administrative closeout issues.  As of November 14, 2006, Kaiser-Hill has withheld approximately $7.0 million from distribution until these closeout issues are resolved.  As discussed above, Kaiser-Hill also may receive an additional $0.1 million that has been retained by DOE.  The Company expects to receive its 50% share of any future distributions of such funds by Kaiser-Hill.

Kaiser-Hill recognized a substantial amount of the fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Affiliate in its consolidated statement of operations for the year ended December 31, 2005.  The Company received distributions in the aggregate amount of $85.0 million from Kaiser-Hill during the nine months ended September 30, 2006.  As a result, the Company had reduced its investment in Kaiser-Hill on its balance sheet by $85.0 million as of September 30, 2006.

Kaiser-Hill now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site.  The closeout phase of the contract is a cost reimbursable phase and is not fee bearing nor does the closeout phase impact fees earned.  Effective December 31, 2005, Kaiser-Hill terminated its remaining employees. Staff necessary to complete closeout activities is subcontracted or provided by CH2M Hill.

For both the three and nine months ended September 30, 2006, we reported no income from our 50% ownership in Kaiser-Hill because during 2005, Kaiser-Hill recorded all of the contract fee income, less applicable reserves, due from the DOE. In the future, we may have additional income from Kaiser-Hill to report to the extent Kaiser-Hill determines that certain recorded reserves, as mentioned above, are no longer necessary. For the three and nine months ended September 30, 2005, we reported income of $76.1 million and $86.2 million, respectively from our 50% ownership of Kaiser-Hill. As part of our adoption of fresh-start reporting as of December 31, 2000, we increased the carrying value of our investment in Kaiser-Hill by $21.1 million, and we were amortizing that difference over an estimated life of the Kaiser-Hill investment of approximately 6 years. At June 30, 2005, $5.3 million of the difference remained unamortized. Upon Kaiser-Hill’s declaration of physical completion on October 13, 2005, we wrote off at September 30, 2005, the then remaining $5.3 million unamortized balance.

Administrative Expenses

Administrative expenses for the three and nine months ended September 30, 2006 were $0.7 million and $3.3 million, respectively, a reduction of $0.6 million and $0.5 million, respectively, compared to the three and nine months ended September 30, 2005.

Our cost to provide certain on-going post-retirement medical benefits to a fixed number of retirees is also treated as an administrative expense.  In the three and nine month periods ended September 30, 2006, the expenses related to this plan were $0.1 million and $0.7 million, respectively, compared to $0.2 million and $0.7 million for the three and nine month periods ended September 30, 2005, respectively.

Reserve for Contract Losses

Due to the results of the ICC arbitration ruling in the second quarter of 2006, the Company wrote off the remaining Nova Hut contract receivable by recording an additional reserve of $3.0 million.

 Interest Income

Interest income for the three and nine months ended September 30, 2006 was $0.6 million and $1.3 million, respectively, which represents an increase of $0.4 million and $0.7 million, respectively, compared to the three and nine month period ended September 30, 2005.

Interest Expense

As a result of the adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), effective July 1, 2003, and the classification of the Series 1 Redeemable Cumulative Preferred Stock (“New Preferred”) as a liability, preferred stock dividends are reflected as interest expense. We incurred no interest expense for the three and nine months periods ended September 30, 2006, compared to interest expense for the three and nine months periods ended September 30, 2005 of $0.3 million and $1.1 million, respectively.  The decrease in interest expense is due to redemption of all outstanding preferred stock in the fourth quarter of 2005.

Income Tax Expense

We recorded an income tax benefit of $0.2 million and $2.7 million on operating loss from continuing operations of $0.1 million and $5.2 million, respectively, during the three and nine months ended September 30, 2006.  Our income tax benefit for the three and nine months ended September 30, 2006 primarily reflects the non-taxability of certain income for federal income tax purposes.  For the three and nine months ended September 30, 2005, we recorded an income tax expense of $26.8 million and $29.4 million, respectively, on operating income from continuing operations of $64.3 million and $70.0 million, respectively. Our income tax expense for both the three and nine months ended September 30, 2005, reflects the non-deductibility of certain expenditures for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $34.6 million of cash during the nine months ended September 30, 2006, compared to $9.1 million for the nine months ended September 30, 2005.  The $25.5 million increase in the use of cash for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, was primarily due to an increase in income tax payments made in 2006 compared to 2005.

Investing Activities

We received $85.0 million in distributions from Kaiser-Hill during the nine months ended September 30, 2006 compared to $31.5 million for the nine months ended September 30, 2005.  The increase of Kaiser-Hill cash distributions is a result of the DOE’s acceptance of physical completion in accordance with the Rocky Flats Contract and the receipt by Kaiser-Hill of all project fees except for the DOE retention amount of $0.1 million.

Financing Activities

During the nine months ended September 30, 2006, there were no financing activities to report.  For the nine months ended September 30, 2005, we redeemed $15.5 million liquidation preference of New Preferred using $0.8 million of excess restricted cash and $14.7 million of unrestricted cash.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.  There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d—15(f)) that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 3, “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2005.  For a discussion of material developments with respect to such legal proceedings during the quarter ended September 30, 2006, see Note 6 of the Notes to Consolidated Financial Statements included in Part I hereof.

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

We do not have a significant business plan beyond Kaiser-Hill, and we may undertake new activities with start-up and other risks.

Our long-term future profitability will be dependent, to a significant degree, on the extent to which we carry out activities other than through Kaiser-Hill, particularly since Kaiser-Hill has entered the closeout phase of its contract with the DOE and we have received most of the funds we expect to receive from our investment in Kaiser-Hill. Unless and until we further develop plans for such operations, we are unable to determine either the amount of risk that future operations will involve or whether we have the ability to realize long-term profitability.  The business opportunities we have begun to explore, such as completion of the process to enable MS Builders Insurance Company to offer derivative captive insurance services, are in early stages, may take a long time to develop, and may never be profitable or successful at all.  As of June 30, 2006, we closed down the operations of KAMS, which we had established in 2004, and we may have similar experiences with other business opportunities that we undertake.  We currently have no active operations and are exploring potential acquisition and other strategic opportunities.  However, we may not be able to identify attractive acquisition or strategic opportunities for our company.  In addition, efforts we make to develop business operations separate from Kaiser-Hill may involve start-up activities with risks specific to activities of this type, or may involve activities with which we are not familiar, any of which may adversely impact our financial condition, cash flow and operating results.  A decrease in our cash flows and operating results could result in a decrease in the value of our common stock.

We have had to, and may continue to have to, draw down existing cash balances to fund current operating cash needs.

In light of physical completion of Kaiser-Hill’s contract with the DOE, until and unless the Company is successful in developing a new revenue base through new commercial activities or undertakings, it is anticipated that the Company will need to rely on existing cash balances to fund its continuing operations, including overhead costs.  In the third quarter of 2006, the Company generated no gross revenues and funded all operating expenses with existing cash.  This draw down in cash balances could result in a decrease in the value of our common stock.  Furthermore, if the Company does not establish new operating activities, its existing cash balances could become insufficient to satisfy its overhead costs.

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

There are risks associated with the resolution of additional financial and administrative contract closeout issues that may affect the timing and award of future cash distributions  from Kaiser-Hill to the Company.

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  Kaiser-Hill has withheld approximately $7.0 million from the DOE final distribution, pending resolution of certain financial and administrative contract closeout issues, including those associated with the Kaiser-Hill cost reconciliation process.  It is possible that there will be disputes between the DOE and Kaiser-Hill as to how these issues should be addressed and dealt with.  Such disputes could delay or reduce future distributions of cash from Kaiser-Hill to the Company and could cause a decrease in the value of our common stock.

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

ITEM 5.  OTHER INFORMATION

Our Annual Meeting of stockholders will be held in the auditorium at 9302 Lee Highway, Fairfax, VA 22031-1207 on Thursday, April 26, 2007 at 10:30 a.m. EST.

Any stockholder wishing to present a proposal to be included in the proxy statement for the 2007 Annual Meeting of Stockholders may submit such proposal in writing to Kaiser Group Holdings, Inc., 9300 Lee Highway, Fairfax, VA 22031-1207.  Such proposals must be received no later than Thursday, December 14, 2006.  Submitting a stockholder proposal does not guarantee that we will include it in our proxy statement.

The matters to be discussed at the Annual Meeting will be described in detail in a Proxy Statement to be mailed to stockholders on or about March 27, 2007.

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

Date: November 14, 2006
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