Form 10-K
period 2006-12-31
KAISER GROUP HOLDINGS INC
filed 2007-03-30
CIK 856200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 1-12248

KAISER GROUP HOLDINGS, INC.

(successor issuer to Kaiser Group International, Inc.)

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

54-2014870

(I.R.S. Employer Identification No.)

9300 Lee Highway, Fairfax, Virginia	22031-1207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (703) 934-3413

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of Each Class	which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2006, based on the closing sales price of the Common Stock as quoted on the Pink Sheets, was $27,830,394.00. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 20, 2007, there were 1,790,890 shares of Common Stock outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Under the Plan of Reorganization, Old Kaiser sold some of its businesses and made payments of cash and stock to various classes of creditors as described in Note 2 to our consolidated financial statements appearing elsewhere in this report.  We now have only a limited number of activities, assets and liabilities, primarily consisting of the following:

•                  We own Kaiser-Hill Company, LLC (“Kaiser-Hill”) equally with CH2M Hill Companies Ltd (“CH2M Hill”).  Kaiser-Hill serves as the general contractor at the U.S. Department of Energy’s (“DOE” or “Department of Energy”) Rocky Flats site near Denver, Colorado.  Kaiser-Hill has performed for the Department of Energy at this site since 1995 and in January 2000 was awarded a contract to manage the closure of the site.  Kaiser-Hill now operates under the closeout phase of the DOE Rocky Flats Closure Contract, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site.  The closeout phase of the Closure Contract is a cost reimbursable phase and is not fee- bearing; the Company does not expect that the closeout phase will impact fees earned.   See “— Kaiser-Hill” below for additional information.

•                  We have claims, pending resolution in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), against the owner of a steel mini-mill that we constructed for Nova Hut, a.s. (now known as Mittal Steel Ostrava, a.s.) (“Nova Hut”) in the Czech Republic and against the International Finance Corporation, which provided financing for the mini-mill project.  The engineering and construction of the mini-mill was completed in 2000 by our subsidiary, Kaiser Netherlands, B.V.  See “— Nova Hut” below for additional information about our Nova Hut claims.

•                  We own a captive insurance company that ceased to issue new policies as of October 1, 2000 and has, since then, solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of March 20, 2007, MS Builders Insurance Company has not written any policies.

•                  We have an ongoing obligation to fund a capped post-employment medical benefit plan for a fixed group of retirees.

Kaiser Analytical Management Services, Inc. (“KAMS”) accounted for all of the Company’s annual gross revenue in 2006, all of which were earned in the first half of 2006.  Under prevailing market conditions, the Company determined that there were insufficient business prospects for KAMS to expect future revenues from this source.  KAMS was formed in April 2004 to take over the operations of the Analytical Services Division of Kaiser-Hill.  KAMS provided analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.  See “Kaiser Analytical Management Services, Inc.” below for additional information.

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

The equity class of claims recognized in the Old Kaiser bankruptcy are “Class 5” claims, consisting of holders of Old Kaiser common stock (“Old Common”) and other “Equity Interests” as defined in the Plan of Reorganization. The Plan of Reorganization provides that holders of Equity Interests receive a number of shares of Kaiser Common Stock equal to 17.65% of the number of shares of Kaiser Common Stock issued to allowed Class 4 claimants. In the initial distribution, one share of Kaiser Common Stock was issued for each 96 shares of previously outstanding Old Common.  During 2005, the Company settled a significant Class 5 claim asserted by the former stockholders of ICT Spectrum Constructors, Inc. (“ICT Spectrum”), which Old Kaiser had acquired in 1998, and issued an aggregate of 175,003 additional shares of Kaiser Common Stock to such claimants pursuant to the settlement.  See Note 9 to the consolidated financial statements appearing elsewhere in this report for additional information.

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

To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (“ADR”) procedure whereby the remaining claimants and Old Kaiser produced limited supporting data relative to their respective positions and engaged in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, $130.0 million of asserted Class 4 claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.8 million and issuances of 683 shares of New Preferred and 823 shares of Kaiser Common Stock.  With the settlement of the ICT Spectrum Class 5 claim and the subsequent issuance of 175,003 shares of Kaiser Common Stock to such claimants, at March 20, 2007, there are no remaining unresolved Class 5 claims.

As of March 20, 2007, the aggregate amount of unresolved claims was approximately $0.4 million.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.  The Company expects to resolve the remaining claims, and to reach a final resolution of issues related to the retiree benefit plans (see Note 12 to our consolidated financial statements appearing elsewhere in this report), by the end of the second quarter of 2007.   Upon such final resolution, the Company expects to take the necessary steps to close the bankruptcy cases.  Upon such closing, the Bankruptcy Court would no longer be involved in the administration of the Company’s affairs, and the Company’s obligation to pay certain fees and submit periodic reports to the Bankruptcy Court would be terminated.  Since closing the cases requires a resolution of all outstanding matters and such resolution is somewhat out of the Company’s control, there is a possibility that the cases will not be closed within the anticipated time period.

In the first quarter of 2004, the Company recorded a $1.4 million reserve for future claim settlements based upon the Company’s estimate of unresolved claims at that time.  Since 2004, the Company has settled various Class 4 claims utilizing approximately $1.0 million of this reserve.  Based upon the Company’s estimate of unresolved claims at December 31, 2006, $0.4 million remains in this reserve.

Kaiser-Hill

The primary source of the Company’s income has historically been our 50% ownership interest in Kaiser-Hill.  The remaining 50% interest is owned by CH2M Hill.  Kaiser-Hill was formed solely for the performance of the current and former Rocky Flats closure contracts.  CH2M Hill designates three of the five members of Kaiser-Hill’s Board of Managers, and we designate two members.

Kaiser-Hill currently serves as the general contractor at the U.S. Department of Energy’s Rocky Flats site near Denver, Colorado. Kaiser-Hill has performed clean up and closure activities since 1995 at this site, a former DOE nuclear weapons production facility.  The level of success experienced by Kaiser-Hill in achieving timely closure of the Rocky Flats site, and the cost of achieving such closure, have been the primary determinants of the Company’s financial performance.

Effective February 1, 2000, Kaiser-Hill was awarded a new contract pursuant to which Kaiser-Hill has provided services to complete the restoration of the Rocky Flats site and close it to DOE occupation.  The economic terms of the contract provide for Kaiser-Hill to earn revenue equal to the actual cost of completing the project plus a performance fee based on a combination of factors involving the actual cost of completing the site closure project and the actual date of completing the project.

On March 20, 2004, Kaiser-Hill received a contract modification to motivate safe continuing positive performance by increasing the maximum fee ceiling that Kaiser-Hill could earn under the contract.  The same contract modification reduced the minimum fee floor and included other provisions related to work scope changes.  The total potential fee to be earned pursuant to the contract, as  modified ranged from $75.0 million to $560.0 million based on Kaiser-Hill’s costs to complete the site closure being within the range of completion costs of $3.1 billion and $4.9 billion, and completion at various dates between 2005 and 2007.  For project costs saved below a target level, Kaiser-Hill retains a varying percentage share ranging from 20% to 30% as additional incentive fee.  Similarly, for project costs incurred above a target level, Kaiser-Hill’s incentive fee is reduced by 30%.

On October 13, 2005, Kaiser-Hill declared physical completion of the clean up and closure of the DOE’s Rocky Flats site.  On December 8, 2005, the DOE accepted the physical completion in accordance with the contract.  The projected total fee to be earned pursuant to the contract is $510.9 million based on a Kaiser-Hill cost to complete the site closure of $3.44 billion.   As of March 20, 2007, Kaiser-Hill had received $510.8 million of such fee from the DOE.

Kaiser-Hill now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site.  The closeout phase of the contract is a cost reimbursable phase and is not fee-bearing; the Company does not expect that the closeout phase will impact fees earned.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the Closure Contract.

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

Initially, from 2001 to 2005, the primary legal venue of this dispute was the bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  Both Nova Hut and IFC filed various motions to dismiss the Company’s claims. The Bankruptcy Court originally denied these motions.  Both Nova Hut and IFC appealed these rulings. During the first quarter 2004, the United States District Court in Delaware reversed the Bankruptcy Court’s decision regarding the IFC, ruling that the IFC was entitled to sovereign immunity.  The Company filed an appeal to the U.S. Court of Appeals for the Third Circuit regarding this decision, and on February 25, 2005, the Third Circuit overturned the District Court’s decision. The Court of Appeal denied IFC’s request for a rehearing.  The IFC then filed a motion with the Bankruptcy Court to stay proceedings pending submission of the dispute to arbitration. The Bankruptcy Court granted this motion.  With regard to the Nova Hut appeal, the District Court ruled that the Bankruptcy Court proceedings should also be stayed pending submission of dispute to arbitration. Nova Hut has now filed a motion to lift the stay and for summary judgment based upon a separate arbitration reported below. The Company does not oppose lifting the stay but has filed an opposition to the motion for summary judgment and a cross-motion. The Company also has recently filed a motion with the Bankruptcy Court to secure discovery against Nova Hut and the IFC, pending the initiation of international arbitration proceedings by the Company as previously ordered by the Bankruptcy Court.  The Bankruptcy Court has scheduled a hearing on this motion for April 25, 2007.

In January 2004, Kaiser Netherlands filed arbitration claims against Nova Hut in the amount of $51.1 million with the International Chamber of Commerce (“ICC”).  In November 2004, Kaiser Netherlands’ claim against Nova Hut was amended to include late interest and other charges totaling $67.5 million.  Nova Hut submitted a $49.7 million counterclaim against Kaiser Netherlands in the same proceedings.  The arbitration panel was constituted, and a hearing was held in September 2005.  On May 16, 2006, the Company was informed that the ICC arbitration panel issued a non-appealable ruling that was not favorable to the Company.  After calculation of claim and counter-claim award amounts, the net balance award against Kaiser Netherlands, including legal cost and interest amounts, is approximately $4.1 million in favor of Nova Hut (now Mittal Steel Ostrava).  The Company does not believe that Nova Hut has recourse against the Company to collect this net award amount.  The Company has learned, however, that Nova Hut has filed an action to enforce the arbitration award against Kaiser Netherlands in the Netherlands.

In December 2003, the ICC, under the dispute resolution provisions of the Nova Hut mini-mill subcontract between Kaiser Netherlands and the mini-mill’s main equipment supplier, Tippins, Inc., issued a final award that was on balance favorable to Kaiser Netherlands.  As a result of the ruling, Kaiser Netherlands was relieved of the obligation to pay additional retention to Tippins, Inc., and Kaiser Netherlands was awarded a net cash settlement of $2.6 million.  The Company has not recorded this award due to the uncertainties regarding collectibility.  However, the Company is currently pursuing collection of this award.

The continued litigation of these disputes has had and will continue to have a negative impact on the cash flow of the Company.

Kaiser Analytical Management Services, Inc.

KAMS accounted for all of our gross revenue in 2006, all of which were earned in the first half of 2006. Under prevailing market conditions, we determined that there were insufficient business prospects for KAMS to expect future revenue from this source.

KAMS was established in April 2004 as a wholly-owned subsidiary to take over the operations of the Analytical Services Division of Kaiser-Hill.  KAMS provided analytical management services such as sample planning, sample management, records management, performance assessment and data management in the general areas of health and safety, geotechnical, environmental and waste management, and deactivation and decommissioning.

On July 1, 2004, KAMS began providing its services as a subcontractor at the Department of Energy’s Rocky Flats closure site in Colorado.  For the term of its contract, KAMS received a fixed management fee for these services plus a small base fee and efficiency incentives built on laboratory sample costs.  Over the course of its now-completed operations, KAMS also provided its services to a number of other clients, in addition to the DOE.

Retiree Benefit Obligation

We also have the obligation to pay certain medical, disability and life insurance benefits to a fixed group of retirees for life.  Such plans cover certain individuals who retired prior to 1993.  There are approximately 500 retirees and dependents currently covered by the plans, the average age of whom is approximately 80.  The actuarially determined present value of this obligation as of December 31, 2006, based on the existing commitments, interest rate assumptions and related medical and death benefit obligations, was $6.5 million.  The final valuation of the company’s benefit obligation and the method used to ensure funding has been established through a claim resolution proceeding in the Bankruptcy Court.  See Note 12 to our consolidated financial statements included elsewhere in this report for additional information.

Other Retained Assets, Activities and Obligations

We own a captive insurance company that is not at this time engaged in issuing new policies but is solely engaged in the process of resolving existing claims.  Restrictions on the insurance company’s cash balances, maintained to support statutory insurance reserves, will be released as reserve requirements decrease in the future and to the extent such cash balances are not used in payment of resolved claims. In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of March 20, 2007, no policies have been written by MS Builders Insurance Company.  Whether or not new policies will be written in the future will be determined on a case-by-case basis, subject to prevailing market conditions.

Our Board of Directors (the “Board”) will continue to explore opportunities for us with respect to the activities we currently conduct and potential new business activities in which we may engage in the future.

Insurance

We have a risk management and insurance program in place that provides a range of coverages tailored to the needs of the reorganized company.  Insurance coverages include policies for fiduciary, crime, directors and officers’ liability, property, general liability, and workers’ compensation coverage.

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

Employees

As of March 20, 2007, the Company had four full-time employees.

Available Information

The address of our website is http://www.kaisergroup.com.

Item 1A.                 Risk Factors

This Annual Report on Form 10-K contains, and our periodic filings with the Securities and Exchange Commission (“SEC”) and written or oral statements made by our officers and directors to press, potential investors, securities analysts and others, may contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “foresee” or other words or phrases of similar import.  Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution, cash availability, stock redemption plans, contract awards and performance, potential acquisitions and joint ventures, and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements.  In light of these risks and uncertainties, including those described below, the forward-looking events might or might not occur.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

We face significant contingencies, which may adversely impact our ability to fund our continuing operations and to undertake new operations.

We do not have a significant business plan beyond Kaiser-Hill, and we may undertake new activities with start-up and other risks.

Our long-term future profitability will be dependent, to a significant degree, on the extent to which we carry out activities other than through Kaiser-Hill, particularly since Kaiser-Hill has entered the closeout phase of its contract with the DOE and we have received most of the funds we expect to receive from our investment in Kaiser-Hill. Unless and until we further develop plans for such operations, we are unable to determine either the amount of risk that future operations will involve or whether we have the ability to realize long-term profitability.  The business opportunities we have begun to explore, such as completion of the process to enable MS Builders Insurance Company to offer derivative captive insurance services, are in the development stage, are dependent to some extent on external market factors, may take a long time to develop, and may never be profitable or successful at all.  As of June 30, 2006, we closed down the operations of KAMS, which we had established in 2004, and we may have similar experiences with other business opportunities that we undertake.  We currently have no active operations and are exploring potential acquisition and other strategic opportunities.  However, we may not be able to identify attractive acquisition or strategic opportunities for our company.  In addition, efforts we make to develop business operations separate from Kaiser-Hill may involve start-up activities with risks specific to activities of this type, or may involve activities with which we are not familiar, any of which may adversely impact our financial condition, cash flow and operating results.  A decrease in our cash flows and operating results could result in a decrease in the value of our common stock.

We have had to, and may continue to have to, draw down existing cash balances to fund current operating cash needs.

In light of physical completion of Kaiser-Hill’s contract with the DOE, until and unless the Company is successful in developing a new revenue base through new commercial activities or undertakings, it is anticipated that the Company will need to rely on existing cash balances to fund its continuing operations, including overhead costs.  For the year ended December 31, 2006, the Company generated $0.2 million in gross revenues from its KAMS operations and $1.9 million in interest income while generating operating losses of $7.9 million, which were funded by cash on hand.  This draw down in cash balances could result in a decrease in the value of Kaiser Common Stock.  Furthermore, if the Company does not establish new operating activities, its existing cash balances could become insufficient to satisfy its overhead costs.  The Company has not identified an attractive potential acquisition or strategic opportunity in the last year, and management cannot predict if and when such opportunity may arise.  In the meantime, the Company generated no revenues in the second half of 2006, after closing KAMS as of June 2006.  If the Company does not begin to generate revenues again, it will continue to operate at a loss and will be required to fund all of its operating costs with cash on hand.

If we receive the necessary stockholder approval and decide to proceed with the reverse stock split following the 2007 annual stockholders meeting, we will deregister our common stock under the Exchange Act, which will reduce the amount of information about us that is publicly available and will further decrease the liquidity of our common stock.

If we receive the necessary stockholder approval at our 2007 annual meeting to implement the proposed reverse stock split and decide to proceed with the reverse stock split, we will attempt to terminate the registration of our common stock under the Exchange Act.  If we were to deregister our common stock under the Exchange Act, we would no longer be required to file information with the SEC or provide certain information to our stockholders under the Exchange Act, and many provisions of the Exchange Act would become inapplicable to us.  Therefore, deregistration will substantially reduce the information we would be required to furnish to our stockholders. If successful, the reverse stock split will result in use of cash to redeem any fractional shares resulting from the reverse stock split.

Furthermore, our common stock is currently traded on the Pink Sheets. Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors, and if we deregister our common stock, the number of potential investors may be reduced further.  The market for our common stock has been relatively illiquid in the past, and deregistration may make it even more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Additionally, there can be no assurance that our stock will continue to trade on the Pink Sheets.

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

Since the December 2000 approval of the reorganization plan, the Company has been negotiating with the  Official Committee of Retirees (“OCR”) appointed by the Bankruptcy Court to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.   In an adversary claim hearing in the Bankruptcy Court held on April 12, 2006, the Bankruptcy Court accepted the Company’s proposal to establish a Voluntary Employees’ Beneficiary Association

(“VEBA”) to fund retirees’ future medical and death benefits in the present value amount of approximately $6.1 million.  The present value pension obligation of $0.3 million will continue to be funded directly by the Company.

Furthermore, according to the terms of the Bankruptcy Court decision, after the VEBA has been in place for five years, the Company will be required to undertake an actuarial analysis of the projected net present value of benefits remaining to be paid out.  If the remaining VEBA fund amount is then not sufficient to pay the estimated present value benefits obligation, then the Company will be required to contribute the estimated shortfall amount to the VEBA fund.  It is not possible to predict at this time whether a shortfall in the VEBA fund would exist after a period of five years and, if so, what the Company’s contribution requirement for a shortfall amount would be in this circumstance. A requirement to fund a significant shortfall in the VEBA fund could result in a decrease in the value of Kaiser Common Stock.

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

Our remaining primary source of funding has been and continues to be distributions from Kaiser-Hill, which is subject to uncertainties that may adversely impact the potential value of our common stock.

There are risks associated with the resolution of additional financial and administrative contract closeout issues that may affect the timing and award of future cash distributions  from Kaiser-Hill to the Company.

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  Kaiser-Hill has withheld approximately $3.6 million from the DOE final distribution, pending resolution of certain financial and administrative contract closeout issues, including those associated with the Kaiser-Hill cost reconciliation process.  It is possible that there will be disputes between the DOE and Kaiser-Hill as to how these issues should be addressed and dealt with.  Such disputes could delay or reduce future distributions of cash from Kaiser-Hill to the Company and could cause a decrease in the value of our common stock.

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

Item 1B.                 Unresolved Staff Comments

Not applicable.

Item 2.                          Properties

We owned no properties as of December 31, 2006.  We leased two properties as of December 31, 2006: our headquarters located at 9300 Lee Highway, Fairfax, Virginia 22031-1207; and a facility used by KAMS, located at 12303 Airport Way, Broomfield, Colorado, 80021-0007. We have subleased the KAMS facility in Colorado.

Item 3.                          Legal Proceedings

On June 9, 2000, Old Kaiser and 38 of its wholly-owned subsidiaries filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court in order to facilitate the restructuring of Old Kaiser’s long-term debt, trade and other obligations. Old Kaiser continued to operate as a debtor-in-possession subject to the Bankruptcy Court’s supervision and orders until its Plan of Reorganization was confirmed on December 5, 2000 and became effective on December 18, 2000. The provisions of such plan are further described in “General Terms and Distributions Status of Plan of Reorganization” under Item 1 of this Report, in Note 2 to the consolidated financial statements appearing elsewhere in this report, and in a Current Report on Form 8-K filed with the SEC on December 14, 2000 by Old Kaiser.

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

The Company has specific claims, pending resolution, in the Bankruptcy Court against the owner of a steel mini-mill that Kaiser Netherlands constructed for Nova Hut in the Czech Republic and against the IFC, which provided financing for the mini-mill project. For further discussion of this litigation, see “Nova Hut” in Item 1 of Part 1 of this report.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote to security holders during the fourth quarter of 2006.

PART II

Item 5.                          Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Effective with implementation of Old Kaiser’s Plan of Reorganization, on or about April 17, 2001 each 96 shares of Old Common was exchanged for 1 share of Kaiser Common Stock.  Kaiser Common Stock is quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “KGHI”.  At March 20, 2007, there were 503 shareholders of record of Kaiser Common Stock.

The following table sets forth the high and low sale prices for the Kaiser Common Stock as reported on the Pink Sheets for periods indicated below.

Year Ended December 31,	2006		2005
	High	Low	High	Low

First Quarter	$42.00	$36.50	$29.00	$23.50
Second Quarter	40.50	29.00	37.00	27.50
Third Quarter	34.10	29.50	44.00	28.80
Fourth Quarter	31.50	24.99	43.25	36.00

Stock Price Performance Graph

The following graph plots cumulative total return on a $100 investment made on December 31, 2001 in the Common Stock.  The S&P 500 Index and group of peer issuers are shown for comparison and include reinvestment of dividends where applicable.  The peer issuers were selected because of the similarity of business elements and contracts held with the DOE.  These peer issuers include the following five companies:  Fluor Corporation, Jacobs Engineering Group, Inc., The Shaw Group, Inc., TRC Companies, Inc. and Washington Group International, Inc. The stock performance indicated on the graph is not a guarantee of future performance.

	Cumulative Total Return
	2001	2002	2003	2004	2005	2006
Kaiser Group Holdings, Inc.	$100.00	$169.36	$693.55	$854.85	$1258.07	$806.17
S&P 500	$100.00	$77.89	$100.23	$111.13	$114.47	$132.54
Peer Issuers Only	$100.00	$97.80	$80.23	$112.42	$135.48	$151.71
Peer Issuers plus Kaiser Group Holdings, Inc.	$100.00	$97.81	$80.30	$112.86	$136.02	$161.85

Our Transfer Agent and Registrar is Computershare Trust Company, N.A., P.O. Box 43023, Providence, RI 02940-3023.  The Shareholder Relations telephone number is (781) 575-2726, the hearing impaired number for callers inside the United States is (800) 952-9245, and for hearing impaired callers outside the United States, the telephone number is (781) 575-2726.  The internet address for our Transfer Agent and Registrar is http://www.equiserve.com.

We did not pay a cash dividend on Kaiser Common Stock prior to December 31, 2006.  On December 21, 2006, we declared a cash dividend of $6.00 per share to stockholders of record on January 2, 2007.  The dividend was paid on January 16, 2007. Any future determination to pay cash dividends will be at the discretion of our Board which determines our dividend policy based on our results of operations, capital requirements, and other factors that our Board deems relevant.

Recent Sales of Unregistered Securities

During 2006, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

Item 6.                          Selected Consolidated Financial Data

Selected consolidated financial data of Kaiser Group Holdings, Inc. for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements. This information should be read in conjunction with consolidated financial statements and the related notes thereto appearing elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2006 consolidated financial statements appearing elsewhere in this report.

Selected Consolidated Financial Data
(in thousands, except per share data)

	2006	2005	2004	2003	2002
Statement of Operations Data:
Gross revenue	$222	$1,807	$1,036	$—	$—
Service (loss) income	(282)	630	288	—	—
Operating loss	(7,880)	(11,263)	(6,364)	(4,918)	(7,028)
(Loss) Income from continuing operations before income taxes	(5,998)	77,457	9,110	11,028	29,165
Net (loss) income	(2,368)	45,292	7,375	4,368	18,343

Basic and Diluted (Loss) Earnings Per Share:
Continuing operations	$(1.32)	$27.86	$4.58	$2.91	$8.54
Discontinued operations, net of tax	—	—	—	(1.14)	0.31

Net (loss) earnings per share	$(1.32)	$27.86	$4.58	$1.77	$8.85

Weighted average common shares outstanding:
—basic	1,790	1,626	1,610	1,606	1,602
—diluted	1,790	1,626	1,610	1,606	1,602

Cash Dividends declared per common share	$6.00	$—	$—	$—	$—

Balance Sheet Data (end of period):
Total assets	$86,499	$122,024	$72,714	$74,080	$96,195
Long-term liabilities*	—	—	26,909	35,175	—
Mandatorily Redeemable preferred stock *	—	—	—	—	55,942
Shareholders’ equity	66,117	79,111	27,545	20,077	17,805

* After the adoption of SFAS No. 150 on July 1, 2003, we reclassified mandatorily redeemable preferred stock from mezzanine equity to long term liabilities.  At December 31, 2004 and 2003, long term liabilities consist entirely of mandatorily redeemable preferred stock.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since the Plan of Reorganization of Old Kaiser under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000, we have completed the initial bankruptcy distributions to allowed claimholders, continued to progress in resolving remaining outstanding bankruptcy claims, managed our remaining assets, wound down unnecessary elements of previous activities and corporate structure, redeemed all of the New Preferred shares outstanding and formed two new business opportunities, KAMS and MS Builders Insurance Company. We do not expect future revenues from our KAMS subsidiary.

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

•                  On May 16, 2006, we were informed that an arbitration panel formed under the auspices of the ICC issued a ruling in the arbitration proceeding initiated by our subsidiary, Kaiser Netherlands, concerning the steel mini-mill that was constructed by Kaiser Netherlands for Nova Hut, a.s. (now Mittal Steel Ostrava, a.s.) in Ostrava, the Czech Republic.  After calculation of the amounts awarded on the claim and counterclaim, the net balance award against Kaiser Netherlands, including legal cost and interest amounts, is approximately $4.1 million in favor of Nova Hut.  We do not believe that Nova Hut has recourse against us to collect this amount.  We are currently evaluating our remaining options against Nova Hut and the IFC.  Taking into account the results of the ICC arbitration ruling against Kaiser Netherlands, in the second quarter of 2006 we wrote off the remaining Nova Hut contract receivable of $3.0 million by recording an additional reserve of $3.0 million.

•                  We own a captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of March 20, 2007, MS Builders Insurance Company has not written any policies.

•                  We have an ongoing obligation to fund a capped post-employment medical benefit plan for a fixed group of retirees.  Once the former employee VEBA is established, we have a one-time obligation to fund any shortfall, as described in Note 12 to the consolidated financial statements included in Item 8 of Part II of this report.

Outlook

Potential Kaiser-Hill Distribution.  As we look forward, a significant factor in determining the value of our Common Stock is the closeout performance of Kaiser-Hill and the completion of the U.S. Government’s related project audits.

On October 13, 2005, Kaiser-Hill declared physical completion of the clean up and closure of the DOE’s Rocky Flats site.  On December 8, 2005, the DOE accepted the physical completion in accordance with the contract.  The projected total fee to be earned pursuant to the contract is estimated to be $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  As of March 20, 2007, Kaiser-Hill had received $510.8 million of such fee from the DOE.

On December 8, 2005, when the DOE accepted physical completion in accordance with the Rocky Flats Closure Contract, it authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million which was retained by the DOE for possible contract contingencies.  On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount.  As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser-Hill.  As of March 31, 2006, Kaiser-Hill had received $505.9 million of the $510.9 million due from the DOE. On April 14, 2006, $4.9 million of the remaining $5.0 million was released to Kaiser-Hill by the DOE.  It cannot be determined at this time what amount, if any, of the remaining $0.1 million DOE retention balance will ultimately be released and when, if ever, such a release will occur.  On June 30, 2006, the Company received an additional $5.0 million cash distribution from Kaiser-Hill (representing its 50% share).  On February 27, 2007, the Company received another $1.5 million cash distribution from Kaiser-Hill (representing its 50% share).

Kaiser-Hill now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site.  The closeout phase of the contract is a cost reimbursable phase and is not fee-bearing; the Company does not expect that the closeout phase will impact fees earned.

Kaiser-Hill is continuing its internal review and reconciliation of contract financial and administrative closeout issues.  As of March 20, 2007, Kaiser-Hill has withheld approximately $3.6 million from distribution until these closeout issues are clarified further.  We expect to receive our 50% share of any distribution of such funds by Kaiser-Hill.

We expect that we will be required to fund 50% of a reserve to be established by Kaiser-Hill relating to potential future payments resulting from U.S. Government audits.  At this time, it is not possible to predict the number of years that will be required to complete the government audit process.

Nova Hut.  We are currently evaluating our remaining options against Nova Hut and the IFC.  Among the options being considered is filing independent arbitration claims by Kaiser Holdings (as opposed to Kaiser Netherlands) against Nova Hut and the IFC in accordance with prior rulings of the Bankruptcy Court.  The Bankruptcy Court has entered an order staying our bankruptcy claim against the IFC pending submission of the dispute for arbitration.  Similarly, the Bankruptcy Court has entered an order staying our bankruptcy claim against Nova Hut, pending submission of the dispute to arbitration.  We have a motion pending with the Bankruptcy Court seeking discovery against Nova Hut and the IFC.  This motion has been stayed pending a hearing on April 25, 2007.

The continued litigation of these disputes has had, and will continue to have, a negative impact on our cash flow.

Taking into account the results of the ICC arbitration ruling against Kaiser Netherlands, in the second quarter of 2006 we wrote off the remaining Nova Hut contract receivable of $3.0 million by recording an additional reserve of $3.0 million.

Proposed Reverse Split. Our Kaiser Common Stock is currently registered under the Securities Exchange Act of 1934 (the “Exchange Act”), and consequently we are subject to reporting obligations of the Exchange Act.  In special meetings on March 31, 2005, and June 20, 2005, our Board unanimously approved a 1-for-20 reverse split of the Kaiser Common Stock. Implementation of the 1-for-20 reverse split was held in abeyance pending the resolution of an outstanding claim in bankruptcy court involving the former stockholders of ICT Spectrum Constructors, Inc., (“ICT Spectrum”), a corporation acquired by a merger with a subsidiary of Kaiser International’s predecessor in 1998.  On October 19, 2005, the Company entered into a settlement agreement with the representatives of the former stockholders of ICT Spectrum and on December 6, 2005, the Bankruptcy Court approved the proposed settlement agreement.

The Board discussed the reverse split on March 21, 2006, April 21, 2006, July 19, 2006 and October 24, 2006.  At each of the meetings in March, April and July 2006, the Board considered the reverse split and decided to table further action.  On October 24, 2006, the Board reconsidered the reverse split and unanimously voted to have the Company prepare a recommendation for accomplishing a reverse split.  At a meeting on January 31, 2007, management orally presented an implementation plan to the Board.  The Board voted in favor of seeking stockholder approval for the reverse split of the Company’s Common Stock in time for the Annual Meeting of Stockholders on May 30, 2007.

Proceeding with a 1-for-20 reverse split requires that we amend the Company’s Certificate of Incorporation, which requires stockholder approval.  The Board adopted resolutions at a special meeting held on March 19, 2007, which, among other things, set forth the proposed amendment, determined that the reverse split is advisable, and called for submission of the amendment for approval by the Company’s stockholders at the Annual Meeting to be held on May 30, 2007.

If a proposal to amend the Company’s Certificate of Incorporation is included in the agenda of the Annual Meeting of Stockholders, to be held on May 30, 2007, details about the reverse split will be included in the proxy materials delivered to our stockholders in connection with such meeting.  It is anticipated that such a reverse split would reduce the number of record holders of Kaiser Common Stock to below 300, which would allow us to terminate our reporting obligations under the Exchange Act and continue operations as a non-reporting company.  In that event, we would file a Form 15 with the SEC.  Upon filing of the Form 15, our reporting obligations under the Exchange Act would be suspended , meaning that we would no longer be required to file with the SEC certain reports and forms, including Forms 10-K, 10-Q and 8-K and proxy statements.  In such event, thereafter, the Company would provide information about its quarterly and annual financial results to its remaining stockholders by other means, such as through its website.

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

•                  Estimated fees on the Kaiser-Hill joint venture. Estimating future costs, contract contingencies and revenues and profits, is a process requiring a high degree of judgment.  In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Now that the contract has been declared complete, additional revenue recognition and our profitability from the Kaiser-Hill contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised upon audit from the U. S. Government. The Kaiser-Hill contract contains incentive provisions for increased or decreased revenue and profit based on actual performance against established cost targets and schedule-related goals.  Incentive fees have been included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria.  Should total costs of the project be revised based upon the results of U. S. Government audits, previously recognized revenues could be reversed and/or future period revenues could be reduced; and

•                  Our liability in connection with a post-employment medical benefit plan for a fixed group of retirees.  This liability is affected by changes in the discount rate and certain actuarial assumptions.  Should actual rates and results differ from the assumptions used, revisions to the liability would be required resulting in additional income statement charges.

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”  (“SFAS No. 154”).  SFAS No. 154 addresses the requirements for the accounting for, and reporting of, a change in accounting principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine period-specific effects or the cumulative effect of the change.  We adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, interest and penalties, accounting in the interim periods and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact, if any, of the interpretation on its financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 123R)” (“SFAS No. 158”). The objectives of this Statement are for an employer to: (1) recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in funded status in comprehensive income in the year in which the changes occur; and (2) measure the plan status as of the date of its year-end statement of financial position. SFAS No. 158 is effective for the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 did not have a material impact on our consolidated financial statements.

Results of Operations

Years Ended December 31, 2006, 2005, and 2004

Gross Revenues

The Company’s gross revenues for 2006 are directly attributable to the operations of KAMS.  Gross revenues of KAMS were $0.2 million for 2006.  For the comparable periods of 2005 and 2004, gross revenues were $1.8 million and $1.0 million, respectively.  Gross revenues of KAMS decreased in 2006 due to the wind-down and completion of work at the DOE’s Rocky Flats site. Future revenue is not expected from our KAMS subsidiary.  Gross revenues increased in 2005 relative to 2004 because 2004 was KAMS’s first year of operation and, KAMS was in operation for only a portion of the year.  Gross revenues in 2006, 2005, and 2004 from KAMS operations resulted primarily from the performance of laboratory audits and data validation services.

Equity Income (Loss) In Earnings of Joint Venture

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

Contract Provisions for Revenue and Performance Award

Kaiser-Hill’s contract with the DOE provides that Kaiser-Hill earn revenue equal to the actual cost of physical completion plus a performance fee.  The performance fee is determined based on (1) Kaiser-Hill’s cost to complete the site closure, which must be within the range of $3.1 billion and $4.9 billion, (2) the schedule of physical completion, which must be before 2007 and (3) Kaiser-Hill’s safety performance.  On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  At the time of declaration of physical completion on October 13, 2005, Kaiser-Hill’s cost estimate to complete the project remained at $3.44 billion, which resulted in a performance fee payable to Kaiser-Hill projected to be $510.9 million, of which $255.0 million had previously been received.  On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million.  On January 11, 2006, Kaiser-Hill received payment for all remaining fees except the retained amount.  As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser-Hill.  On April 14, 2006, $4.9 million of the remaining $5.0 million retention was released to Kaiser-Hill by DOE.  It cannot be determined at this time what portion of the remaining $0.1 million DOE retention balance will ultimately be released and when (if ever) such a release would occur.  On June 30, 2006, the Company received an additional $5.0 million cash distribution from Kaiser-Hill.  On February 27, 2007, the Company received another $1.5 million cash distribution from Kaiser-Hill.  As of March 20, 2007, Kaiser-Hill had received $510.8 million of the $510.9 million fee due from the DOE pending completion of the closeout phase of the contract.

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

For the year ended December 31, 2006, we recorded a nominal loss from our 50% equity investment in Kaiser-Hill. For the years ended December 31, 2005 and 2004, we recorded our 50% equity in Kaiser-Hill’s income of $95.7 million, and $20.3 million, respectively, reduced by $7.0 million and $3.5 million, respectively for the amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity.  The differences in the Kaiser-Hill earnings between 2006 and 2005 were due to the declaration of physical completion on October 13, 2005 and the affirmation by the DOE of completion of the project on December 8, 2005 which resulted in Kaiser-Hill recognizing all remaining performance fees under the contract less certain established reserves in 2005. The differences in the Kaiser-Hill earnings between 2005 and 2004 were due to the declaration of physical completion in October 2005 and the affirmation by the DOE of completion of the project in December 2005 which resulted in Kaiser-Hill recognizing all remaining performance fees under the contract less certain established reserves in 2005.  Kaiser-Hill’s estimate of the final gross performance fee to be earned upon completion of the contract increased from $388.0 million to $429.0 million as of December 31, 2003 and 2004, respectively, and then with the declaration of physical completion, increased to $510.9 million as of December 31, 2005.

Closure Contract Billing Provisions

From the inception of Kaiser-Hill’s contract with the DOE in February 2000 through December 31, 2006, Kaiser-Hill invoiced the DOE for the performance fee based on the contract provisions of approximately $510.9 million, and collected an aggregate of $510.8 million in fees from the DOE.  It is not known when, if ever, the remaining DOE retention balance of $0.1 million will be released to Kaiser-Hill.  By contract, this remaining retention balance amount cannot be released until final contract closeout.

Fee payments made by the DOE to Kaiser-Hill, less certain non-reimbursable costs and reserve and retention amounts, have been distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by DOE pursuant to applicable Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could total approximately 15% to 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  From Kaiser-Hill’s inception through March 20, 2007, Kaiser-Hill had distributed $194.2 million in cash to each of its two owners.

Kaiser-Hill is continuing its internal review and reconciliation of contract financial and administrative closeout issues.  As of March 20, 2007, Kaiser-Hill has withheld approximately $3.6 million from distribution until these closeout issues are resolved.  As discussed above, Kaiser-Hill also may receive an additional $0.1 million that has been retained by DOE.  The Company expects to receive its 50% share of any future distributions of such funds by Kaiser-Hill.

Kaiser-Hill recognized a substantial amount of the fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Affiliate in its consolidated statement of operations for the year ended December 31, 2005.  The Company received distributions in the aggregate amount of $85.0 million from Kaiser-Hill during 2006.  As a result, the Company had reduced its investment in Kaiser-Hill on its balance sheet by $85.0 million as of December 31, 2006.

Kaiser-Hill now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site.  The closeout phase of the contract is a cost - reimbursable phase and is not fee - bearing; the Company does not expect that the closeout phase will impact fees earned.  Effective December 31, 2005, Kaiser-Hill terminated its remaining employees. Staff necessary to complete closeout activities is subcontracted or provided by CH2M Hill.

We reported a nominal loss from our 50% ownership in Kaiser-Hill in 2006 because during 2005 Kaiser-Hill recorded all of the contract fee income, less applicable reserves, due from the DOE. In the future, we may have additional income from Kaiser-Hill to report to the extent Kaiser-Hill determines that certain recorded reserves, as mentioned above, are no longer necessary. For the years ended December 31, 2005 and 2004, we reported income of $95.7 million and $20.3 million, respectively from our 50% ownership of Kaiser-Hill. For the years ended December 31, 2005 and 2004, our equity income in earnings of affiliate was net of $7.0 million and $3.5 million, respectively of amortization of the excess of our carrying value of our investment in Kaiser-Hill over our ownership percentage of the underlying Kaiser-Hill equity. As part of our adoption of fresh-start reporting as of December 31, 2000, we increased the carrying value of our investment in Kaiser-Hill by $21.1 million, and we were amortizing that difference over an estimated life of the Kaiser-Hill investment of approximately 6 years. Upon Kaiser-Hill’s declaration of physical completion on October 13, 2005, we wrote off at September 30, 2005, the then remaining $5.3 million unamortized balance.

Administrative Expenses

Administrative expenses for the years ended December 31, 2006, 2005 and 2004 consisted largely of salaries, legal and professional fees incurred for activities associated with the bankruptcy proceedings or with winding down of historical operations, as well as the cost to fund a certain retiree benefit commitment.  Administrative expenses for the year ended December 31, 2006 compared to December 31, 2005 decreased 22.3% or $1.3 million primarily due to the decrease in salaries and professional fees related to Nova Hut and ICT Spectrum litigation.  Administrative expenses for the year ended December 31, 2005 compared to December 31, 2004 increased 12.8% or $0.7 million due primarily to the increase in legal fees related to the Nova Hut arbitration and the ICT Spectrum litigation (discussed in more detail below under “Reserve for Settlement with ICT Spectrum”).

Our cost to provide certain on-going post-retirement medical benefits to a fixed number of retirees is also treated as an administrative expense.  The net expense for the retiree medical commitment remained relatively unchanged for the three years ended December 31, 2006, 2005 and 2004 at approximately $1.0 million per year.

Reserve for Settlement with ICT Spectrum

On October 19, 2005, the Company entered into a settlement agreement with the representatives of the former stockholders of ICT Spectrum, who had claimed to be entitled to additional shares of Kaiser Common Stock, to settle all of their outstanding claims against the Company.  On December 6, 2005, the Bankruptcy Court granted final approval of the proposed settlement agreement.  As a result, the Company issued and distributed 175,003 shares of Kaiser Common Stock to the former stockholders of ICT Spectrum in December 2005.

Because a settlement agreement, subject to Bankruptcy Court approval, was reached with the former stockholders of ICT Spectrum, at September 30, 2005, we recorded a $6.2 million reserve on our balance sheet to account for this non-cash transaction.  Upon Bankruptcy Court approval of the settlement agreement in December 2005, and the subsequent issuance of 175,003 shares to the former stockholders of ICT Spectrum in accordance with the settlement agreement, the Company eliminated the reserve.

Reserve for Contract Losses

Due to the results of the ICC arbitration ruling in the second quarter of 2006, the Company wrote off the remaining Nova Hut contract receivable by recording an additional reserve of $3.0 million.

Reserve for Settlement of Class 4 Claims

In the first quarter of 2004, the Company recorded a $1.4 million reserve for future claim settlements based upon the Company’s estimate of unresolved claims at that time.  During 2004 and 2005, the Company settled various Class 4 claims utilizing approximately $1.0 million of this reserve.  Based upon the Company’s estimate of unresolved claims at December 31, 2006, $0.4 million remained in this reserve and is recorded in other accrued expenses.

Interest Income

We earn interest on our cash, cash equivalents, certificates of deposit and marketable securities.   In addition, we earned interest on a note receivable from ICF Consulting Group, Inc. (a division of Old Kaiser that was sold in 1999), through October 5, 2005, when we received payment of the entire principal balance and accrued interest on such note.

Interest income for the years ended December 31, 2006, 2005, and 2004 was $1.9 million, $0.7 million and $0.7 million, respectively, which represents an increase of $1.2 million in 2006 and a nominal amount in 2005. Interest income increased substantially in 2006 compared to 2005 due to a substantial increase in the average cash balances and other interest earning assets in 2006 as a result of receipt of cash distributions from Kaiser-Hill.  Similarly, interest income increased in 2005 compared to 2004, albeit nominally, due to a small increase in the average cash balances over the period.

Interest Expense

As a result of the adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), effective July 1, 2003, and the classification of the Series 1 Mandatorily Redeemable Cumulative Preferred Stock (New Preferred) as a liability, preferred stock dividends are reflected as interest expense. We incurred no interest expense for 2006, compared to interest expense for 2005 and 2004 of $1.2 million and $2.1 million, respectively. The decrease in interest expense in 2006 is due to redemption of all outstanding preferred stock in the fourth quarter of 2005.  The decrease in interest expense in 2005 compared to 2004 is due to a partial redemption of outstanding preferred stock during this period.

Income Taxes

During 2006, we recognized a total income tax benefit of $ 3.6 million, compared to income tax expense of $32.2 million and $1.7 for the years ended December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Years Ended December 31, 2006, 2005 and 2004

Operating Activities:  We used $35.5 million in cash for operating activities in 2006, $21.0 million in 2005, and $9.8 million in 2004.  This use of cash included the following (in thousands):

	2006	2005	2004
Administrative costs incurred	$4,598	$5,920	$5,252
Payment of income taxes	32,031	14,602	1,916
Payment of dividends included in continuingoperations	—	1,518	2,151
Other, net	(1,121)	(1,058)	482

Cash used for operating activities	$35,508	$20,982	$9,801

Investing Activities:  Our primary investing activity has been the receipt of funds from our investment in Kaiser-Hill.   During the years ended December 31, 2006, 2005 and 2004, Kaiser-Hill distributed $85.0 million, $43.7 million, and $17.5 million, respectively, to us and to its other 50% owner, CH2M Hill.  For each of the years ended December 31, 2006 and 2004, a $1.0 million certificate of deposit was reinvested upon maturity. In 2005, we invested $1.0 million in a new certificate of deposit.   For the year ended December 31, 2006, we invested $9.2 million in marketable securities consisting of floating rate municipal government debt securities.

Financing Activities:  Our primary financing activities have been the redemption of New Preferred in accordance with the terms of the Plan of Reorganization and the put rights described in Note 9 to the consolidated financial statements appearing elsewhere in this report.  The schedule below identifies the redemptions of New Preferred and the source of funds utilized in the redemption.  There was no New Preferred outstanding or redeemed in 2006.  During the years ended December 31, 2005 and 2004, we redeemed New Preferred as follows (dollars in thousands):

Date of Redemption	Use of Unrestricted Cash	Use of Restricted Cash	Total Amount of Redemption	Number of Shares Redeemed
November 2005	$11,409	$—	$11,409	207,431
September 2005	4,715	785	5,500	100,000
April 2005	10,000	—	10,000	181,818
July 2004	2,478	512	2,990	54,361
February 2004	2,599	2,677	5,276	95,932

Prior to the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective July 1, 2003, dividends were not recorded as interest expense and were reflected below net income on our consolidated statements of operations and were reflected in our consolidated statements of cash flows as a financing activity.  During the year ended December 31, 2003, and prior to the above mentioned adoption of SFAS No. 150, we paid $2.2 million in dividends on our preferred stock.  See “Operating Activities” above for the amount of preferred stock dividends paid after the adoption of SFAS No. 150.

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

Off-Balance Sheet Debt

We have various obligations and liabilities from our continuing operations, including general overhead expenses in connection with maintaining, operating and winding down various entities.  Additionally, we believe contingent liabilities may exist in the areas described in Note 15 to the consolidated financial statements appearing elsewhere in this report for each of the years ended December 31, 2006, 2005 and 2004.

Contractual Obligations

At December 31, 2006, the only known contractual obligations of the Company related to a noncancelable operating lease, under which the Company is obligated to make payments of $24,000 in 2007 and estimated post retirement benefit plan obligations of $6.5 million, projected to be paid out in the next ten years as follows (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$24	$24	$—	$—	$—
Post-retirement benefit plan obligations	$6,468	$864	1,457	$1,103	$3,044

Total	$6,490	$888	$1,457	$1,103	$3,044

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

We do not believe we have significant exposures to market risk. The interest rate risk associated with our obligation to fund a capped retiree medical obligation is not sensitive to interest rate risk other than through the determination of the present value of its remaining obligation thereunder.  The company has certificates of deposit and marketable securities generally at prevailing market rates. A 10% hypothetical increase or decrease in the average annual prime rate would not result in a material impact to the company’s financial position or results of operations.

Item 8.                          Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data appear on pages F-1 through F-30 and S-1 through S-3 hereto.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                 Controls and Procedures

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.  There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

Information required by Item 10 regarding nominees and directors appearing under Proposal No. 2: Election of Directors in our definitive proxy statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) is hereby incorporated by this reference. Information regarding our executive officers appearing under Biographical Information of Other Executive Officers and Key Employees is hereby incorporated by reference. Information regarding the Audit Committee and the Audit Committee’s financial expert appearing under Board Meetings and Committees—Audit Committee in the 2007 Proxy Statement is hereby incorporated by reference.

The information appearing under Section 16(a) Beneficial Ownership Reporting Compliance in the 2007 Proxy Statement is hereby incorporated by reference.

The Company’s Board of Directors has adopted Corporate Governance Principles for the Board of Directors and a Corporate Code of Conduct, including Policies on Securities Law Compliance and Transactions in Company Securities.  The Code of Conduct applies to all employees, officers and directors and includes, but is not limited to, the substance of the code of ethics required by applicable rules of the SEC.  These documents are available on the Company’s website at: http://www.kaisergroup.com.

Item 11.                   Executive Compensation

Information concerning executive compensation required by Item 11 appearing under Executive Compensation in the 2007 Proxy Statement is hereby incorporated by reference.  The information concerning Compensation Committee Interlocks appearing under Compensation Committee Interlocks and Insider Participation in Compensation Decisions in the 2007 Proxy Statement is hereby incorporated by reference.

Item 12.                   Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership of Kaiser Common Stock required by Item 12 appearing under Security Ownership of Certain Beneficial Owners and Management in the 2007 Proxy Statement is hereby incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	(I) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(II) Weighted-average exercise price of outstanding options, warrants and rights	(III) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	—	—	135,750
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	135,750

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

Information concerning related party transactions and director independence required by Item 13 appearing under Certain Relationships and Related Transactions and Corporate Governance — Director Independence in the 2007 Proxy Statement is hereby incorporated by reference.

Item 14.                   Principal Accountant Fees and Services

Information required by Item 14 concerning the principal accounting fees paid by the Company and the Audit Committee’s pre-approval policies and procedures appearing under Standing Committees of the Board—Audit Committee in the 2007 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.                   Exhibits, Consolidated Financial Statement Schedules

(a)          Documents filed as part of this Report

1.     Financial Statements

Consolidated Financial Statements of Kaiser Group Holdings, Inc. and Subsidiaries

Page
a.	Reports of Independent Registered Public Accounting Firms	F-1, F-2
b.	Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	F-3
c.	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-4
d.	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2006, 2005 and 2004	F-5
e.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-5
f.	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-6
g.	Notes to Consolidated Financial Statements	F-7 - F-20

2.     Financial Statement Schedules

Supplemental Schedule Relating to the Consolidated Financial Statements of Kaiser Group Holdings Inc. and Subsidiaries for the years ended December 31, 2006, 2005 and 2004

a.	Financial Statements of Kaiser-Hill Company, LLC as of December 31, 2006 and 2005	F-21 - F-30

b.	(i) Reports of Independent Registered Public Accounting Firms	S-1, S-2
	(ii) Schedule II: Valuation and Qualifying Accounts	S-3

All Schedules except the ones listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

3.     Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

2                                          Second Amended Plan of Reorganization (Incorporated by reference to Exhibit 2 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the SEC on December 14, 2000)

3.1                                 Certificate of Incorporation of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K (Registrant No. 1-12248) filed with the SEC on December 14, 2000)

3.2                             By-laws of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K (Registrant No. 1-12248) filed with the SEC on December 14, 2000)

4                                          Form of Put Agreement relating to preferred stock of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the SEC on December 14, 2000)

10.1                           Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996)  (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on April 17, 2000)

10.2                           Amendment No. 1 to Kaiser Group International, Inc. Employee Stock Ownership Plan, effective January 1, 1998  (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on April 17, 2000)

10.3                           Amendment No. 2 to Kaiser Group International, Inc. Employee Stock Ownership Plan, effective January 1, 1996  (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on April 17, 2000)

10.4                           Amendment No. 3 to Kaiser Group International, Inc. Employee Stock Ownership Plan, dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(b)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on April 17, 2000)

10.5                           Amendment No. 4 to Kaiser Group International, Inc. Employee Stock Ownership Plan dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on April 17, 2000)

10.6                           Trust Agreement with Vanguard Fiduciary Trust Company, dated as of August 31, 1995, in connection with  the ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the SEC on November 30, 1995)

10.7                           ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993, and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the SEC on October 15, 1993)

10.8                           Amendment No. 1 to ICF Kaiser International, Inc. Retirement Plan, dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the SEC on May 23, 1995)

10.9                           Amendment No. 2 to ICF Kaiser International, Inc. Retirement Plan, dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the SEC on March 29, 1996)

10.10                     Amendment No. 3 to ICF Kaiser International, Inc. Retirement Plan, dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the SEC on January 10, 1997)

10.11                     Amendment No. 4 to ICF Kaiser International, Inc. Retirement Plan, dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on April 17, 2000)

10.12                     Amendment No. 5 to ICF Kaiser International, Inc. Retirement Plan, dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on April 17, 2000)

10.13                     Amendment No. 6 to ICF Kaiser International, Inc. Retirement Plan, dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on April 17, 2000)

10.14                 Amendment No. 7 to ICF Kaiser International, Inc. Retirement Plan, dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the SEC on May 2, 2000)

10.15                     Amendment No. 8 to ICF Kaiser International, Inc. Retirement Plan, dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the SEC on September 6, 2000)

10.16                     Amendment No. 9 to ICF Kaiser International, Inc. Retirement Plan, dated June 19, 2003 (Incorporated by reference to Exhibit 10(c)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the SEC on August 14, 2003)

10.17                     Amendment No. 10 to ICF Kaiser International, Inc. Retirement Plan, dated March 17, 2004 (Incorporated by reference to Exhibit 10(c)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the SEC on May 24, 2004)

10.18                     Trust Agreement with Vanguard Fiduciary Trust Company, dated as of August 31, 1995, in connection with the ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the SEC on November 30, 1995)

10.19                     ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993, and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the SEC on October 15, 1993)

10.20                     Amendment No. 1 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on May 23, 1995)

10.21                     Amendment No. 2 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the SEC on March 29, 1996)

10.22                     Amendment No. 3 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the SEC on January 10, 1997)

10.23                     Amendment No. 4 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on April 17, 2000)

10.24                     Amendment No. 5 to ICF Kaiser International, Inc. Section 401(k) Plan, dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on April 17, 2000)

10.25                     Amendment No. 6 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the SEC on May 2, 2000)

 10.26                  Amendment No. 7 to ICF Kaiser International, Inc. Section 401(k) Plan, dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-2248) filed with the SEC on April 2, 2001)

10.27                     Amendment No. 8 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 10, 2002 (Incorporated by reference to Exhibit 10(e)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the SEC on August 14, 2003)

10.28                     Amendment No. 9 to ICF Kaiser International, Inc. Section 401(k) Plan, dated June 19, 2003 (Incorporated by reference to Exhibit 10(e)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the SEC on August 14, 2003)

10.29                     Amendment No. 10 to ICF Kaiser International, Inc. Section 401(k) Plan, dated March 17, 2004 (Incorporated by reference to Exhibit 10(e)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the SEC on May 24, 2004)

10.30                     Amendment No. 11 to ICF Kaiser International, Inc. Section 401(k) Plan, dated November 11, 2004 (Incorporated by reference to Exhibit 10(e)(11) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the SEC on November 15, 2004)

10.31                     Amendment No. 12 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 12, 2005 (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on March 28, 2006)*

10.32                     Amendment No. 13 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 30, 2005 (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on March 28, 2006)*

10.33                     Amendment No. 14 to ICF Kaiser International, Inc. Section 401(k) Plan, dated January 18, 2006 (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on March 28, 2006)*

10.34                     Amendment No. 1 to Kaiser Analytical Management Services, Inc. Section 401(k) Plan, dated February 15, 2006 (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on March 28, 2006)*

10.35                     Trust Agreement with Vanguard Fiduciary Trust Company, dated as of March 1, 1989, in connection with the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the SEC on August 31, 1992)

10.36                     Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on April 17, 2000)

10.37                     Modification M116 to Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy  , effective March 24, 2004 (Incorporated by reference to Exhibit 10(g)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on March 30, 2004)

10.38                     Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(i) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the SEC on April 2, 2001)

10.39                     Subcontract between The S.M. Stoller Corporation and Kaiser Group Holdings, Inc., dated June 30, 2004 (Incorporated by reference to Exhibit No. 10(i) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the SEC on August 13, 2004)

10.40                     Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit No. 10 to Registration Statement on Form S-8 (Registration No. 333-107912) filed with the SEC on August 13, 2003)*

10.41                     Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 18, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the SEC on October 18, 2002)*

10.42                     Transition Agreement between Kaiser Group Holdings, Inc. and John T. Grigsby, Jr. effective as of August 31, 2004 (Incorporated by reference to Exhibit 99 to Current Report on Form 8-K (Registration No. 1-12248) filed with the SEC on September 1, 2004)*

10.43                     Separation Agreement between Kaiser Group Holdings, Inc. and Marian P. Hamlett effective February 8, 2006 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Registration No. 1-2248) filed with the SEC on February 9, 2006*

10.44                     Executive Employment Agreement between Kaiser Group Holdings, Inc. and Douglas W. McMinn, effective December 4, 2006*

10.45                     Executive Employment Agreement between Kaiser Group Holdings, Inc. and Dr. Nicholas Burakow, effective December 4, 2006*

21                                    Subsidiaries of the Registrant as of March 20, 2007

23.1                           Consent of Independent Registered Public Accounting Firm

23.2                           Consent of experts and counsel (PricewaterhouseCoopers)

23.3                           Consent of experts and counsel (KPMG)

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

*                    Represents Compensation Arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.

By:	/s/ Douglas W. McMinn
Name: Douglas W. McMinn
Title: President and Chief Executive Officer

March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(1)  Principal executive officer

/s/ Douglas W. McMinn	March 30, 2007
Douglas W. McMinn
President and Chief Executive Officer

(2) Principal financial and accounting officer

/s/ Nicholas Burakow	March 30, 2007
Nicholas Burakow
Executive Vice President, Chief Financial Officer,
and Treasurer

(3)  Board of Directors

/s/ Douglas W. McMinn	March 30, 2007
Douglas W. McMinn
Director

/s/ Mark S. Tennenbaum	March 30, 2007
Mark S. Tennenbaum
Director

/s/ Frank E. Williams, Jr.	March 30, 2007
Frank E. Williams, Jr.
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Kaiser Group Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Kaiser Group Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for the year ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Kaiser-Hill Company, LLC and subsidiary, a 50 percent-owned limited liability corporation which is reflected in the Company’s consolidated balance sheet as an investment in and advances to joint venture constituting $2.3 million of the consolidated total assets as of December 31, 2006, and equity loss in earnings of joint venture of $33,000 for the year ended December 31, 2006.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kaiser-Hill Company, LLC and subsidiary, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Group Holdings, Inc. and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland
March 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Kaiser Group Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Kaiser Group Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, comprehensive (loss) income shareholders’ equity and cash flows for each of the two years ended in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Kaiser-Hill Company, LLC and subsidiary, a 50 percent-owned limited liability corporation which is reflected in the Company’s consolidated balance sheet as an investment in and advances to joint venture constituting $87.3 million of the consolidated total assets as of December 31, 2005, and equity income in earnings of joint venture of $88.7 million for the year ended December 31, 2005.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kaiser-Hill Company, LLC and subsidiary, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Group Holdings, Inc. and its subsidiaries at December 31, 2005, and the results of its operations and its cash flows for each of the two years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 20, 2006

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$55,779	$14,633
Certificates of deposit	1,268	2,040
Marketable securities — available for sale	9,175	—
Restricted cash and cash equivalents	3,332	3,178
Accounts receivable	35	203
Prepaid expenses and other current assets	471	606
Income taxes receivable	8,452	—
Contract receivable, net	—	3,000
Total Current Assets	78,512	23,660

Other Assets
Investment in and advances to joint venture	2,278	87,310
Investment in affiliates	2,800	2,800
Deferred tax asset	2,909	8,215
Other long-term assets	—	39
Total Other Assets	7,987	98,364
	$86,499	$122,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$168	$239
Post retirement benefit plan obligation	6,468	6,924
Other accrued expenses	3,001	3,435
Dividend payable on common stock	10,745	—
Income taxes payable	—	32,315
Total Current Liabilities	20,382	42,913

Commitments and Contingencies

Shareholders’ Equity
Common stock, par value $.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,790,890 and 1,787,640 shares at December 31, 2006 and December 31, 2005, respectively	18	18
Capital in excess of par	11,796	14,337
Retained earnings	54,263	64,716
Accumulated other comprehensive income	40	40
Total Shareholders’ Equity	66,117	79,111
Total Liabilities and Shareholders’ Equity	$86,499	$122,024

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Gross Revenue	$222	$1,807	$1,036
Subcontract and direct material costs	504	1,177	748
Service (Loss) Income	(282)	630	288

Operating Expenses
Reserve for contract losses	3,000	—	—
Reserve for settlement of remaining Class 4 claims	—	—	1,400
Reserve for settlement with ICT Spectrum	—	6,196	—
Reversal of reserve for Settlement of Remaining Class 4 Claims	—	(223)	—
Administrative expenses	4,598	5,920	5,252
Operating Loss	(7,880)	(11,263)	(6,364)
Other Income (Expense)
Equity (loss) income in earnings of joint venture, net of amortization of $0, $7,048 and $3,524 for years ended December 31, 2006, 2005 and 2004, respectively	(33)	88,667	16,806
Reduction of reserve for note receivable	—	548	—
Other income	—	—	25
Interest income	1,915	710	698
Interest expense for preferred dividends	—	(1,205)	(2,055)
(Loss) Income Before income tax	(5,998)	77,457	9,110
Income tax benefit (expense)	3,630	(32,165)	(1,735)
Net (Loss) Income	$(2,368)	$45,292	$7,375

Basic and Diluted (Loss) Earnings Per Common Share	$(1.32)	$27.86	$4.58

Weighted average shares for basic and diluted earnings per common share	1,790	1,626	1,610

Dividends declared per share	$6.00	$—	$—

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Net (Loss) Income	($2,368)	$45,292	$7,375
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	—	(2)	5
Total Comprehensive (Loss) Income	($2,368)	$45,290	$7,380

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004
(In thousands, except share amounts)

					Accumulated
					Other
	Common Stock		Capital In	Retained	Comprehensive
	Shares	Par Value	Excess of Par	Earnings	Income
Balance, January 1, 2004	1,605,869	$16	$7,975	$12,049	$37
Net income	—	—	—	7,375	—
Issuances of common stock	4,000	—	88	—	—
Foreign currency translation adjustment	—	—	—	—	5

Balance, December 31, 2004	1,609,869	16	8,063	19,424	42
Net income	—	—	—	45,292	—
Issuances of common stock	3,000	—	78	—	—
Settlement of ICT Spectrum claim	175,003	2	6,196	—	—
Cancellation of common stock, net	(232)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(2)

Balance, December 31, 2005	1,787,640	18	14,337	64,716	40
Net (loss)	—	—	—	(2,368)	—
Issuance of common stock	3,250	—	119	—	—
Cancellation of preferred treasury stock	—	—	(2,660)	2,660	—
Dividends ($6.00 per common share)	—	—	—	(10,745)	—

Balance, December 31, 2006	1,790,890	$18	$11,796	$54,263	$40

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2006	2005	2004
	(in thousands)
Operating Activities
Net (loss) income	$(2,368)	$45,292	$7,375
Adjustments to reconcile net income to net cash used in operating activities:
Reserve for contract losses	3,000	—	—
Reserve for ICT Spectrum settlement	—	6,196	—
Reversal of note receivable reserve	—	(548)	—
Deferred taxes	5,306	(13,987)	(723)
Equity loss (income) in earnings of joint venture	33	(88,667)	(16,806)
Changes in operating assets and liabilities:
Accounts receivables, net	168	14	(217)
Prepaid expenses and other current assets	135	136	229
Income taxes receivable	(8,452)	—	—
Accounts payable and accrued expenses	(961)	(664)	(237)
Income taxes payable	(32,315)	31,552	488
Other operating activities	(54)	(306)	90
Net Cash Used in Operating Activities Before Reorganization Items	(35,508)	(20,982)	(9,801)

Investing Activities
Distributions from 50% owned joint venture	85,000	43,650	17,500
Purchases of marketable securities	(9,175)	—	—
Purchase of certificates of deposit	(1,259)	(1,000)	(1,000)
Maturity of certificates of deposit	2,088	—	1,000
Collection of note receivable	—	6,442	—
Net Cash Provided by Investing Activities	76,654	49,092	17,500

Financing Activities
Transfer to restricted cash	—	(81)	(36)
Transfer from restricted cash for the redemption of preferred stock	—	785	3,189
Redemption of preferred stock	—	(26,909)	(8,266)
Net Cash Used in Financing Activities	—	(26,205)	(5,113)

Increase in Cash and Cash Equivalents	41,146	1,905	2,586
Cash and Cash Equivalents at Beginning of Period	14,633	12,728	10,142
Cash and Cash Equivalents at End of Period	$55,779	$14,633	$12,728

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

As of December 31, 2006, apart from resolving remaining bankruptcy claims, the Company had only a limited number of activities, assets and liabilities, primarily consisting of:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (“Kaiser-Hill”), which serves as the general contractor at the U.S. Department of Energy’s (“DOE”) Rocky Flats site near Denver, Colorado for the performance of a contract for the closure of the site (the “Closure Contract”) (See Note 6).

•                  the closeout of a completed contract for the engineering and construction of a steel mini-mill in the Czech Republic for Nova Hut (“Nova Hut”) (See Note 4).

•                  a wholly-owned captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, the Company received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of March 20, 2007, MS Builders Insurance Company has not written any policies.

•                  an ongoing obligation to fund a capped, post-retirement medical benefit plan for a fixed number of retirees (See Note 12).

Kaiser Analytical Management Services, Inc. (“KAMS”), accounted for all of the Company’s gross revenue in 2006.  Under prevailing market conditions, the Company determined that there were insufficient business prospects for KAMS to expect future revenues.

The Company adopted fresh start reporting in its consolidated balance sheet as of December 31, 2000. The American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), requires under certain circumstances resulting from a bankruptcy the creation of a new entity for financial reporting purposes upon the emergence of an entity from bankruptcy.  Accordingly, the value of the reorganized enterprise becomes the established amount for the emerging balance of shareholders’ equity, and any accumulated deficit of the predecessor entity is offset against available capital in excess of par, resulting in an emerging retained earnings of zero.  Additionally, assets and liabilities are recorded at their fair values.

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

Pursuant to the terms of the Plan of Reorganization, the Company was required to complete its initial bankruptcy distribution within 120 days of the Effective Date.  Accordingly, to satisfy approximately $136.8 million of allowed Class 4 claims, the Company effected its initial distribution on April 17, 2001.  The amount of unresolved Class 4 claims remaining at April 17, 2001 was approximately $130.5 million. To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (“ADR”) procedure whereby the remaining claimants and Old Kaiser produced limited supporting data relative to their respective positions and engaged in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, approximately $130.1 million of asserted Class 4 claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.8 million and issuances of 683 shares of New Preferred (all of which have been redeemed) and 823 shares of Kaiser Common Stock.  As of December 31, 2006, the aggregate amount of unresolved claims was approximately $0.4 million.

The equity class of claims recognized in the Old Kaiser bankruptcy are “Class 5” claims, consisting of holders of Old Kaiser common stock (“Old Common”) and other “Equity Interests” as defined in the Plan of Reorganization. The Plan of Reorganization provides that holders of Equity Interests receive a number of shares of Kaiser Common Stock equal to 17.65% of the number of shares of Kaiser Common Stock issued to allowed Class 4 claimants. In the initial distribution, one share of Kaiser Common Stock was issued for each 96 shares of previously outstanding Old Common.  During 2005, the Company settled a significant Class 5 claim asserted by the former stockholders of ICT Spectrum Constructors, Inc. (“ICT Spectrum”), which Old Kaiser had acquired in 1998, and issued an aggregate of 175,003 additional shares of Kaiser Common Stock to such claimants pursuant to the settlement. With the settlement of the ICT Spectrum Class 5 claim and the subsequent issuance of 175,003 shares of Kaiser Common Stock to such claimants, no Class 5 claims remain unresolved at December 31, 2006.

As of December 31, 2006, the aggregate amount of unresolved claims was approximately $0.4 million and is included in other accrued expenses.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.  The Company expects to resolve the remaining claims, and to reach a final resolution of issues related to the retiree benefit plans by the end of 2007.  Upon such final resolution, the Company expects to take the necessary steps to close the bankruptcy cases.  Upon such closing, the Bankruptcy Court would no longer be involved in the administration of the Company’s affairs, and the Company’s obligation to pay certain fees and submit periodic reports to the Bankruptcy Court would be terminated.  Since closing of the cases requires resolution of all outstanding matters and such resolution is somewhat out of the Company’s control, there is a possibility that the cases will not be closed within the anticipated time period.

In the first quarter of 2004, the Company recorded a $1.4 million liability for future claim settlements based upon the Company’s estimate of unresolved claims at that time.  Since 2004, the Company has settled various Class 4 claims reducing approximately $1.0 million of this liability.  Based upon the Company’s estimate of unresolved claims at December 31, 2006, $0.4 million remains in this reserve and is recorded in other accrued expenses.

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

Marketable Securities: The Company classifies all of its marketable securities as available-for-sale.

Available-for-sale securities are recorded at fair value, determined at a specific point in time based on quoted market rates. Unrealized gains and losses, net of the related tax effect, on securities classified as available-for-sale are excluded from the determination of net income and are reported as a separate component of shareholders’ equity, within other comprehensive income, until realized. Declines in the fair value of marketable securities below their cost that are other than temporary are reflected in net income as realized.

Marketable securities at December 31, 2006 consisted of floating rate municipal government debt securities with a fair value of $9.2 million and maturities exceeding 10 years. Unrealized gains and losses were not material for any of the periods presented. At December 31, 2006, the carrying value of marketable securities approximates their fair value. There were no marketable securities held as of December 31, 2005.

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

Earnings Per Share:  Basic earnings per share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted EPS normally includes the weighted-average effect of dilutive securities outstanding during the period.  Pursuant to the Plan of Reorganization that was effective as of December 18, 2000, all then-outstanding common stock equivalents were cancelled.  As a result, the Company has no dilutive or anti-dilutive securities outstanding.

Share reconciliation:  As previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005, since 2001, the Company has been attempting to reconcile the number of shares that were issued by the Company’s transfer agent in the initial distribution in 2001.  The Company has not previously recognized the issuance of 11,599 shares of Kaiser Common Stock by the transfer agent.  Because the Company has been unsuccessful in disputing the issuance of these shares, during 2005 the Company retroactively restated the number of outstanding shares to reflect the issuance of the 11,599 shares as of June 2001.  For purposes of the December 31, 2006 and December 31, 2005 financial statements weighted average shares for basic and diluted earnings per share were 1,790,390 and 1,625,851, respectively.

As discussed in Note 8, the Company adopted SFAS No. 150 effective July 1, 2003.  Therefore, the preferred stock dividends of $1.2 million for the year ended December 31, 2005, and the $2.1 million for the year ended December 31, 2004 have been shown as interest expense.

Foreign Currency Translation:  Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected net of tax in shareholders’ equity as cumulative translation adjustments.

Cash Equivalents and Restricted Cash: The Company considers all highly liquid financial instruments purchased with maturities of three months or less at date of purchase to be cash equivalents. The Company maintains cash and cash equivalent balances with financial institutions in excess of federally insured limits. Restricted cash balances consisted of the following at December 31 (in thousands):

	2006	2005
Cash reserved for future claim settlements and accumulated dividends	$102	$101
Cash balances of wholly owned insurance subsidiary	3,230	3,077
	$3,332	$3,178

Supplemental cash flow information for the years ended December 31, is as follows (in thousands):

	2006	2005
Cash payments for income taxes	$32,031	$14,602
Payments for claims resolutions from restricted cash	—	150
Payment of preferred dividends included in continuing operations	—	1,518
Non cash transactions:
Issuance of Kaiser Common Stock to directors	119	78
Issuance of Kaiser Common Stock in settlement of the ICT Spectrum claim	—	6,196

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

Reclassifications:   Certain reclassifications have been made to the prior period financial statements contained herein in order to conform them to the 2006 presentation.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  (“SFAS No. 154”)  SFAS No. 154 addresses the requirements for the accounting for, and reporting of, a change in accounting principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine period-specific effects or the cumulative effect of the change.  We adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, interest and penalties, accounting in the interim periods and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact, if any, of the interpretation on its financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 123R)” (“SFAS No. 158”). The objectives of this Statement are for an employer to: (1) recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in funded status in comprehensive income in the year in which the changes occur; and (2) measure the plan status as of the date of its year-end statement of financial position. SFAS No. 158 is effective for the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 did not have a material impact on our consolidated financial statements.

4.             Contract Receivables, net

Contract receivables consist entirely of the net carrying value of the net assets of the Nova Hut project and were as follows at December 31 (in thousands):

	2006	2005

Cash	$—	$26
Letter of credit cash collateral drawn by Nova Hut	11,100	11,100
Retained accounts receivable	21,634	21,404
Subcontractor retentions and other accounts payable	(5,111)	(5,180)
	27,623	27,350
Allowance for estimated loss	(27,623)	(24,350)
	$0	$3,000

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

Initially, from 2001 to 2005, the primary legal venue of this dispute had been the Delaware bankruptcy proceeding for Old Kaiser, where the Company has asserted claims against Nova Hut and the International Finance Corporation (“IFC”).  The United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) had previously ruled that the Company, as opposed to Kaiser Netherlands, could proceed with prosecution of its specific claims against Nova Hut and IFC in the Bankruptcy Court venue.  Both Nova Hut and IFC appealed this ruling and, during the first quarter 2004, the Bankruptcy Court’s decision regarding the IFC was overturned by the District Court, ruling that the IFC enjoys sovereign immunity from prosecution.  The Company filed an appeal with the U.S. Court of Appeals for the Third Circuit regarding this decision in favor of the IFC, and on February 25, 2005, the Third Circuit overturned the District Court’s decision. The IFC’s request for a rehearing of the case by the Third Circuit was refused.  The IFC then petitioned the Bankruptcy Court to stay proceedings pending completion of the Kaiser Netherlands-Nova Hut arbitration proceeding discussed below. This IFC motion was granted.  With regard to the Nova Hut appeal, the District Court has ruled that U.S. bankruptcy proceedings should also be stayed pending completion of a separate arbitration proceeding to be initiated by the Company.  The Company has recently filed a motion with the Bankruptcy Court to secure discovery against Nova Hut and the IFC, pending the initiation of international arbitration proceedings by the Company as previously ordered by the Bankruptcy Court.  These hearings have been stayed until April 25, 2007.

In January 2004, the Company’s Kaiser Netherlands subsidiary filed arbitration claims against Nova Hut in the amount of $51.1 million with the International Chamber of Commerce (“ICC”).  In November 2004, Kaiser Netherlands’ claim against Nova Hut was amended to include late interest and other charges totaling $67.5 million.  Nova Hut submitted a $49.7 million counterclaim against Kaiser Netherlands in the same proceedings.  The arbitration panel was constituted, and a hearing was held in September 2005.  On May 16, 2006, the Company was informed that the ICC arbitration panel issued a ruling that was not favorable to the Company and is not appealable.  After calculation of claim and counter-claim award amounts, the net balance award against Kaiser Netherlands, including legal cost and interest amounts, is approximately $4.1 million in favor of Nova Hut (now Mittal Steel Ostrava, a.s.).  The Company does not believe that Nova Hut has recourse to the Company to collect this net award amount.  Nova Hut is, however, expected to attempt to enforce the award against Kaiser Netherlands which has limited assets.

In December 2003, the ICC, under the dispute resolution provisions of the Nova Hut mini-mill subcontract between Kaiser Netherlands and the mini-mill’s main equipment supplier, Tippins, Inc., issued a final award that was on balance favorable to Kaiser Netherlands.  As a result of the ruling, Kaiser Netherlands was relieved of the obligation to pay additional retention to Tippins, Inc., and Kaiser Netherlands was awarded a net cash settlement of $2.6 million.  The Company has not recorded this award due to the uncertainties regarding collectibility.  However, the Company is currently pursuing collection of this award.

Taking into account the results of the ICC arbitration ruling against Kaiser Netherlands, in the second quarter of 2006 the Company wrote off the remaining Nova Hut contract receivable of $3.0 million by recording an additional reserve of $3.0 million.

5.             Business Segments and Foreign Operations

The Company had no reportable segments or foreign operations at any time during 2006, 2005 or 2004.

6.             Investment in and Advances to Joint Venture

The Company’s net investment in and advances to joint venture totaled $2.3 million and $87.3 million at December 31, 2006 and 2005, respectively and consisted solely of the Company’s investment in the Kaiser-Hill.  The Company accounts for its 50% ownership in the Kaiser-Hill investment using the equity method.

Summarized financial information of Kaiser-Hill was as follows as of December 31 (in thousands):

	2006	2005	2004

Current assets	$19,652	$296,203	$118,011
Non-current assets	—	—	132,224
Current liabilities	15,098	121,583	113,609
Non-current liabilities	—	—	66,134

Gross revenue	$88,417	$701,693	$651,851
Subcontracts and materials	(18,086)	(313,182)	(377,649)
Service revenue	70,331	388,511	274,202
Operating expenses	(72,094)	(197,117)	(233,574)
Other income (expense)	1,697	34	32
Net (loss) income	$(66)	$191,428	$40,660

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the Closure Contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million.  On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount. The project total fee expected to be earned by Kaiser-Hill pursuant to the Contract is $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  Through March 20, 2007, Kaiser-Hill has received $510.8 million of such fee from the DOE.

Kaiser-Hill recognized a substantial amount of the fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Joint Venture in its consolidated statement of operations for the year ended December 31, 2005.

As noted previously, Kaiser-Hill recognized a substantial amount of fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Joint Venture in the Company’s consolidated statement of operations for the year ended December 31, 2005.  As a result, upon the receipt of the $80.0 million cash distribution from Kaiser-Hill on March 1, 2006, and the receipt of $5.0 million distributed from Kaiser-Hill on June 30, 2006, the Company has made a corresponding reduction of $85.0 million in its investment in Kaiser-Hill on its balance sheet as of December 31, 2006. The Company has received an additional distribution of $1.5 million from Kaiser-Hill on February 27, 2007.

The Closure Contract provides that Kaiser-Hill will earn revenue equal to the actual cost of physical completion plus a performance fee.  The performance is based on (1) Kaiser-Hill’s cost to complete the site closure, which must be within the range of $3.1 billion and $4.9 billion, (2) the schedule of physical completion, which must be before 2007 and (3) Kaiser-Hill’s safety performance.  At the time of declaration of physical completion on October 13, 2005, Kaiser-Hill’s cost estimate to complete the project remained at $3.44 billion, which resulted in a total performance fee payable to Kaiser-Hill projected to be $510.9 million.

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

Kaiser-Hill now operates under the closeout phase of its contract with the DOE, primarily resolving the administrative issues and providing support to the DOE to achieve regulatory closure of the site.  The closeout phase of the contract is a cost reimbursable phase and is not fee - bearing; the Company does not expect that the closeout phase will impact fees earned. Effective December 31, 2005, Kaiser-Hill terminated its remaining employees.  Staff necessary to complete closeout activities is being subcontracted or provided by CH2M Hill Companies Ltd.

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

With respect to a revolving credit facility obtained by Kaiser-Hill in November 1999, both owners of Kaiser-Hill granted a first lien security interest to the Kaiser-Hill lenders in all of the ownership and equity interest of Kaiser-Hill and have agreed to cure any events of default by Kaiser-Hill on the facility.  As of December 31, 2006 and 2005 Kaiser-Hill had $0.0 million and $3.0, respectively, outstanding on its revolving credit.

7.             Investment in Affiliates

In 1997, the Company purchased a 4% ownership interest in a limited liability company (“the LLC”) that leases the land and owns the buildings where the Company’s corporate headquarters were located.  Effective October 28, 2000, the Company negotiated a settlement with the other owners of the LLC resolving various issues between the Company and the other owners.  As a part of that resolution, the Company fixed the maximum amount of potential future recovery of the investment to $2.8 million at whatever time as the property is sold or refinanced.  At December 31, 2006 and 2005, the amount of the investment remains unchanged.

8.             Mandatorily Redeemable Preferred Stock

On November 17, 2005, the Company redeemed all of the remaining outstanding shares of New Preferred held by non-

affiliates.  As a result, at December 31, 2005, after consideration of shares in treasury of 101,471, the Company had no shares of New Preferred outstanding.  In January 2006, pursuant to approval by the Company’s Board, the treasury shares were cancelled leaving no shares outstanding or in treasury.  In the quarter ended March 31, 2006, the Company reduced the capital in excess of par by $2.7 million that was recorded upon issuance of the New Preferred shares to affiliates with a corresponding increase to Retained Earnings.

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

The Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003.  Due to the mandatorily redeemable feature of the New Preferred, the New Preferred was reclassified from mezzanine equity to a long term liability on the consolidated balance sheet, and the preferred stock dividends were reclassified to interest expense on the consolidated statement of operations effective July 1, 2003.  There was no transition adjustment recognized upon adoption of SFAS No. 150.

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

Though no put rights were ever executed, the Company from time to time received distributions from Kaiser-Hill that triggered the put rights — effectively requiring the Company to redeem certain New Preferred.  In addition, the Company had certain restricted cash balances available, which pursuant to the terms of its Plan of Reorganization were required to be used to redeem outstanding New Preferred.  Rather than using the mechanism of the put rights to satisfy the Company’s obligations to holders of the put rights after a trigger, the Company observed the requirements in the Plan of Reorganization to use certain restricted cash balances, and in the terms of the New Preferred, to use certain available cash, for preferred redemptions.  The Company believed this was a more cost-efficient manner of satisfying the obligations associated with the KGP put rights. Upon the November 17, 2005 redemption of the 207,431 shares of remaining outstanding New Preferred held by non-affiliates and the subsequent cancellation of the treasury shares, the Company no longer has an obligation under the put rights.

As of December 31, 2005, the Company had redeemed all of the outstanding shares of New Preferred as follows (in thousands except share amounts):

Date of Redemption	Use of Unrestricted Cash	Use of Restricted Cash	Total Amount of Redemption	Number of Shares Redeemed

November 2005	$11,409	$—	$11,409	207,431
September 2005	4,715	785	5,500	100,000
April 2005	10,000	—	10,000	181,818
July 2004	2,478	512	2,990	54,361
February 2004	2,599	2,677	5,276	95,932

9.             Common Stock

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

The Company declared a $6.00 per common share cash dividend on December 21, 2006 payable to shareholders of record on January 2, 2007. The dividend was paid on January 16, 2007.  Any future determination to pay cash dividends will be at the discretion of our Board which determines our dividend policy based on our results of operations, capital requirements, and other factors that our Board deems relevant.

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

Share reconciliation:  Since 2001, the Company has been attempting to reconcile the number of shares that were issued by the Company’s transfer agent in the initial distribution in 2001.  Prior to 2005, the Company had not recognized the issuance of 11,599 shares of Kaiser Common Stock by the transfer agent.  Because the Company was unsuccessful in disputing the issuance of these shares, during 2005 the Company retroactively restated the number outstanding shares to reflect the issuance of the 11,599 shares as of June 2001.

10.           Leases

The Company has the following future commitments on material noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2006:

Year ending December 31:	Amount (dollars in thousands)
2007	$24
$24

The total rental expense for all operating leases was $116,000 and $110,000 during the years ended December 31, 2006 and 2005, respectively.

11.           Income Taxes

The components of net income used to compute the expense for income taxes for the years ended December 31 were as follows (in thousands):

	2006	2005	2004
Benefit (expense) for income taxes:
Federal:
Current	$8,942	$(41,204)	$(2,941)
Deferred	(5,753)	12,957	1,492
	3,189	(28,247)	(1,449)
State:
Current	—	(5,715)	(462)
Deferred	441	1,797	176
	441	(3,918)	(286)

	$3,630	$(32,165)	$(1,735)

The effective income tax expense varied from the federal statutory income tax expense because of the following differences (in thousands):

	2006	2005	2004

Income tax benefit (expense) computed at federal statutory tax rate	$2,099	$(27,110)	$(3,189)

Change in tax (expense) benefit from:
State income taxes	230	(2,554)	(343)
Settlement of ICT Spectrum claim	—	(2,169)	—
Tax free municipal interest	611	48	—
Business meals and entertainment	(18)	(32)	(33)
Restructuring costs	—	—	(1)
Penalties and fines	(2)	—	(4)
Lobbying costs	(13)	(17)	(15)
Reversals and other	(638)	91	259
Subsidiary and joint venture adjustments	1361	—	2,310
Preferred Dividend	—	(422)	(719)
	1,531	(5,053)	1,454)
	$3,630	$(32,165)	$(1,735)

The tax effects of the principal temporary differences and carryforwards that give rise to the Company’s net deferred tax asset (liability) are as follows (in thousands):

	2006	2005

Reserves for estimated losses on contract receivable	$—	$5,035
Reserves for retiree benefit plans	2,458	2,631
Reserves for adjustments and allowances	187	241
Investment in Kaiser-Hill	1,699	1,856
Write-down of other investments	(1,904)	(1,904)
Other	469	356
	$2,909	$8,215

The ability to derive future benefit from some of the elements contributing to the net deferred tax asset at December 31, 2006 is dependent on the Company’s ability to generate sufficient taxable income prior to expiration.  The Company believes that the results of its future operations will be sufficient to assure utilization of the tax benefits prior to expiration.

12.             Retiree Benefit Plans

Post Employment Benefit Plan: As of December 31, 2006, the Company is required to continue to fulfill the provisions of a previously curtailed plan which provides certain medical and death benefits to a group of retirees. All of the benefit is fully covered by the Company’s self-insurance. In respect to the retirees covered by the medical and death benefit self-insured plan, the benefits are funded to a claims administrator as participants’ insurance claims are reimbursed.

Because there are no new participants in this plan, there is no current service cost. The change in the status of the plan as of December 31 was as follows (in thousands):

	2006	2005
Benefit obligation at January 1,	$6,924	$6,623
Service cost	—	—
Interest cost	420	480
Administrative costs reserve	—	700
Benefits paid	(1,306)	(1,365)
Actuarial (gain) loss	430	122
Benefit obligation at December 31,	6,468	6,560
Unrecognized net gain (loss)	—	364
Net benefit obligation at December 31,	$6,468	$6,924

The net periodic postretirement benefit cost consists of the following:

	2006	2005	2004
Funded status:
Service cost	—	—	—
Interest cost	420	480	480
Amortization of prior service costs	—	—	—
Amortization of net (gain) loss	36	(81)	(189)
Net periodic postretirement benefit cost	$456	$399	$291

At December 31, 2006, the estimated future net benefit payments to be paid out in the next ten years are as follows (in thousands):

2007	$864
2008	777
2009	680
2010	591
2011	512
2012 - 2016	1663

The discount rate used in determining the expense was 6.0% for 2006, 2005 and 2004.  Pursuant to the terms of the plan obligations, changes in medical cost trend rates have no financial impact on the actuarial valuation as the cost of the benefit to the participant has exceeded the Company’s commitment.

Since the December 2000 approval of the reorganization plan, the Company has been negotiating with the Bankruptcy Court-appointed Official Committee of Retirees (“OCR”) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.   As of March 20, 2007, the agreement has not yet been implemented.

In an adversary claim hearing in the Bankruptcy Court held on April 12, 2006, the Court accepted the Company’s proposal to establish a Voluntary Employees’ Beneficiary Association (“VEBA”) to fund retirees’ future medical and death benefits in the present value amount of approximately $6.1 million.  The present value pension obligation of $0.3 million will continue to be funded directly by the Company.  As of December 31, 2006, the Company had an accrued liability of $6.5 million.  Legal and administrative arrangements for establishment of the VEBA are in the process of final documentation.

Furthermore, according to the terms of the Bankruptcy Court decision, after the VEBA has been in place for five years, the Company will be required to undertake an actuarial analysis of the projected net present value of benefits remaining to be paid out.  If the remaining VEBA fund amount is then not sufficient to pay the estimated present value of future benefits obligations, then the Company will be required to contribute the estimated shortfall amount to the VEBA fund.  It is not possible to predict at this time whether a shortfall in the VEBA fund would exist after a period of five years and, if so, what the Company’s contribution requirement for a shortfall amount would be in this circumstance.

13.            Benefits and Compensation Plans

The Company sponsors a 401(k) Plan that allows employees to defer portions of their salary, subject to certain limitations. Total expense for this plan for the years ended December 31, 2006, 2005 and 2004 was $0, $27,000, and $14,000, respectively.

14.           Related Party Transactions

At December 31, 2006 and 2005, the Company had an outstanding receivable from Kaiser-Hill totaling $0 and $87,500, respectively, consisting of billings for contracted services.

At December 31, 2006 and 2005, the Company has invested funds in certificates of deposit at a financial institution where one of the Company’s directors serves on the board.  The certificates of deposits and other cash deposits total $1.1 million and $3.0 million at December 31, 2006 and 2005, respectively.  The certificates of deposit bear a market rate of interest.

15.           Other Contingencies

The Company has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising the Company.  Additionally, the Company believes contingent liabilities may exist in the following areas:

Nova Hut

On May 16, 2006, the Company was informed that an arbitration panel formed under the auspices of the International Chamber of Commerce (“ICC”) issued a ruling in the arbitration proceeding initiated by its subsidiary, Kaiser Netherlands B.V. (“Kaiser Netherlands”) concerning the steel mini-mill that was constructed by Kaiser Netherlands for Nova Hut, a.s. (now Mittal Steel Ostrava, a.s.) (“Nova Hut”) in Ostrava, the Czech Republic.  The decision by the arbitration panel is not appealable.  After calculation of claim and counter-claim award amounts as decided by the ICC arbitration panel, the net balance award against Kaiser Netherlands, including legal cost and interest amounts, is approximately $4.1 million in favor of Nova Hut.  The Company does not believe that Nova Hut has recourse to the Company to collect this award amount.  Nova Hut is, however, expected to attempt to enforce the award against Kaiser Netherlands which has limited assets.

The Company continues to evaluate its remaining options against Nova Hut and the International Finance Corporation (“IFC”).  Among the options being considered are the filing of independent arbitration claims by the Company (as opposed to Kaiser Netherlands) against Nova Hut and the IFC in accordance with prior rulings of the Bankruptcy Court.  The Bankruptcy Court has entered an order staying the Company’s claim against the IFC pending submission of the dispute to arbitration.  Similarly, the Bankruptcy Court has entered an order staying the Company’s bankruptcy claim against Nova Hut pending arbitration.  The Company has recently filed a motion with the Bankruptcy Court to secure discovery against Nova Hut and the IFC, pending the initiation of international arbitration proceedings by the Company as previously ordered by the Bankruptcy Court.  These hearings have been stayed until April 25, 2007.

In December 2003, an ICC arbitration panel, under the dispute resolution provisions of the Nova Hut mini-mill subcontract between Kaiser Netherlands and the min-mill’s main equipment supplier, Tippins, Inc., issued a final award that was on balance favorable to Kaiser Netherlands.  As a result of the ruling, Kaiser Netherlands was relieved of the obligation to pay retention to Tippins, and Kaiser Netherlands was awarded a net cash settlement of $2.6 million.  The Company has not recorded this award due to the uncertainties regarding collectibility.  However, the Company is actively pursuing collection of this award.

The continued litigation of these disputes has had, and will continue to have, a negative impact on the cash flow of the Company.

Taking into account the results of the ICC arbitration ruling against Kaiser Netherlands, in the second quarter of 2006 the Company wrote off the remaining Nova Hut contract receivable of $3.0 million by recording an additional reserve of $3.0 million.

Kaiser-Hill

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  DOE has reviewed Kaiser-Hill’s declaration as required under the Closure Contract. On December 8, 2005, the DOE accepted the physical completion declaration in accordance with the Closure Contract. The projected total fee to be earned pursuant to the Closure Contract is expected to be $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  As of March 20, 2007, Kaiser-Hill has received $510.8 million of such fee from the DOE.  A substantial portion of the received fee remains subject to audit.

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

Kaiser-Hill now operates under the closeout phase of the DOE Rocky Flats Closure Contract, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site.  The closeout phase of the contract is a cost reimbursable phase and is not fee - bearing; the Company does not expect that the closeout phase impact fees earned.

On December 8, 2005, when the DOE accepted physical completion in accordance with the Rocky Flats contract, it authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million which was retained by the DOE for possible contract contingencies.  On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount.  As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser-Hill.  On April 14, 2006, $4.9 million of the remaining $5.0 million retention was released to Kaiser-Hill by the DOE.  It cannot be determined at this time what portion of the remaining $0.1 million DOE retention balance will ultimately be released and when (if ever) such a release would occur.  On June 30, 2006, the Company received an additional $5.0 million cash distribution from Kaiser-Hill.  And, on February 27, 2007, the Company received another cash distribution from Kaiser-Hill in the amount of $1.5 million.

Kaiser-Hill is continuing its internal review and reconciliation of contract financial and administrative closeout issues.  As of March 20 2007, Kaiser-Hill has withheld approximately $3.6 million from distribution until these closeout issues are resolved.  The Company expects to receive its 50% share of any distribution of such funds by Kaiser-Hill.

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

No new participants can be added to the plan.  The net present value benefit obligation as of December 31, 2006, was $6.5 million.  This amount will continue to decrease as the population of covered participants declines for the purposes of medical benefits and as death benefits are paid out.

Since the December 2000 approval of the reorganization plan, the Company has been negotiating with the Bankruptcy Court-appointed Official Committee of Retirees (“OCR”) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.   In an adversary claim hearing in the Bankruptcy Court held on April 12, 2006, the Court accepted the Company’s proposal to establish a Voluntary Employees’ Beneficiary Association (“VEBA”) to fund retirees’ future medical and death benefits in the present value amount of approximately $6.1 million.  The present value pension obligation of $0.3 million will continue to be funded directly by the Company.  As of December 31, 2006, the Company had an accrued liability of $6.5 million.  Legal and administrative arrangements for establishment of the VEBA are in the process of final documentation.

Furthermore, according to the terms of the Bankruptcy Court decision, after the VEBA has been in place for five years, the Company will be required to undertake an actuarial analysis of the projected net present value of benefits remaining to be paid out.  If the remaining VEBA fund amount is then not sufficient to pay the estimated present value of future benefits obligations, then the Company will be required to contribute the estimated shortfall amount to the VEBA fund.  It is not possible to predict at this time whether a shortfall in the VEBA fund would exist after a period of five years and, if so, what the Company’s contribution requirement for a shortfall amount would be in this circumstance.

16.           Selected Quarterly Financial Information (Unaudited)

                                For the year ended December 31, 2006:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$—	$—	$119	$103
Operating (Loss) Income	(1,322)	(656)	(4,363)	(1,539)
(Loss) before income tax	(770)	(92)	(3,826)	(1,310)
Net income (Loss)	210	140	(2,181)	(537)

Basic and Diluted Earnings (Loss) Per Common Share:
Net Earnings (Loss) Per Common Share	$0.12	$0.08	$(1.22)	$(0.30)

Dividends declared per share	$6.00	$—	$—	$—

                                For the year ended December 31, 2005:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$262	$528	$497	$520
Operating (Loss) Income	(2,057)	(6,986)	(1,236)	(984)
Income before income tax	7,434	64,342	2,713	2,968
Net income	4,672	37,506	1,464	1,650

Basic and Diluted Earnings Per Common Share:
Net Earnings Per Common Share	$2.82	$23.25	$0.91	$1.02

Dividends declared per share	$—	$—	$—	$—

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2006 and 2005

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Members
Kaiser-Hill Company, LLC:

We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

February 15, 2007

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
Assets
Cash and cash equivalents	$7,898	$3,728
Unbilled contract receivables	10,671	41,073
Billed contract receivable	349	250,211
Receivable from Members	659	733
Prepaid expenses and other assets	75	458
Total assets	19,652	296,203

Liabilities and Members’ Equity
Accounts payable and payables to subcontractors	$15,006	$45,688
Borrowings under credit facility	—	3,000
Accrued employee incentive compensation	—	68,469
Accrued salaries and employee benefits	—	4,050
Payable to Members	92	376
Total liabilities	15,098	121,583

Contingencies (note 7)

Members’ equity	4,554	174,620
	$19,652	$296,203

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 2006, 2005, and 2004

(Dollars in thousands)

	2006	2005	2004
Gross revenue	$88,417	$701,693	$651,851
Subcontractor costs and direct material costs	(18,086)	(313,182)	(377,649)
Service revenue	70,331	388,511	274,202
Direct cost of service and overhead	(72,094)	(197,117)	(233,574)
Operating (loss) income	(1,763)	191,394	40,628
Other income (expense):
Interest income	1,725	309	132
Interest expense	(28)	(275)	(100)
Net (loss) income	$(66)	$191,428	$40,660

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Members’ Equity

Years ended December 31, 2006, 2005, and 2004

(Dollars in thousands)

		CH2M HILL
	Kaiser KH	Constructors,
	Holdings, Inc.	Inc.	Total
Members’ equity, December 31, 2003	$32,416	$32,416	$64,832

Net income	20,330	20,330	40,660
Distributions	(17,500)	(17,500)	(35,000)

Members’ equity, December 31, 2004	35,246	35,246	70,492

Net income	95,714	95,714	191,428
Distributions	(43,650)	(43,650)	(87,300)

Members’ equity, December 31, 2005	87,310	87,310	174,620

Net loss	(33)	(33)	(66)
Distributions	(85,000)	(85,000)	(170,000)

Members’ equity, December 31, 2006	$2,277	$2,277	$4,554

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005, and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(66)	$191,428	$40,660
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	—	80	88
Changes in assets and liabilities:
Decrease (Increase) in contract receivables	280,264	(58,189)	(19,358)
Decrease (increase) in receivable from Members	74	750	(917)
Decrease (increase) in due from employees	—	3	(3)
Decrease in prepaid expenses and other Assets	383	376	397
(Decrease) increase in accounts payable and payables to subcontractors	(30,682)	(37,979)	2,469
(Decrease) increase in accrued employee incentive compensation	(68,469)	(8,696)	9,351
Decrease in other accrued expenses	(4,050)	(12,297)	(1,010)
(Decrease) increase in payable to Members	(284)	(2,188)	1,350
Net cash provided by operating activities	177,170	73,288	33,027

Cash flows from financing activities:
Distributions to Members	(170,000)	(87,300)	(35,000)
Proceeds from credit facility	—	201,000	81,100
Payments on credit facility	(3,000)	(198,000)	(81,100)
Net cash used in financing activities	(173,000)	(84,300)	(35,000)
Net increase (decrease) in cash and cash equivalents	4,170	(11,012)	(1,973)

Cash and cash equivalents, beginning of year	3,728	14,740	16,713
Cash and cash equivalents, end of year	$7,898	$3,728	$14,740

Supplemental cash flow information:
Cash paid for interest	$28	$195	$12

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

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

The Company is a limited liability company owned equally by Kaiser KH Holdings, Inc., a wholly owned subsidiary of Kaiser Group Holdings, Inc. (formerly known as Kaiser Group International, Inc.) (Kaiser), and CH2M HILL Constructors, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd. (CH2M HILL) (collectively the Members). Net profits and/or losses and distributions thereof are allocated equally to the Members.

On January 24, 2000, the Company and the DOE entered into a new contract (the Contract) effective February 1, 2000 for the Rocky Flats Closure Project including, disposal of nuclear material, demolition of facilities, environmental remediation, disposal of waste, and completion of infrastructure and other general site operations.

On October 13, 2005, the Company completed the required work under the contract and issued its formal “declaration of Physical Completion” to the DOE. On December 8, 2005, the DOE issued its formal “acceptance” of the physical work at the project and authorized the Company to invoice all remaining performance fees less a retained amount equaling $5 million. On January 11, 2006, the Company received payment for all fees except for the retained amount. In April 2006, the Company invoiced and collected $4.9 million of the $5 million previously retained. $100,000 will be retained until satisfactory resolution of all Defense Contractor Auditing Agency audits.

The Company now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site. The work performed under the closeout phase is performed and invoiced at cost with no markup or fee associated with the costs incurred.

Effective December 31, 2005, the Company terminated its remaining employees. Staff necessary to complete closeout activities will be subcontracted or provided by affiliates of its parent companies.

(2)     Significant Accounting Policies

(a)     Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(b)     Revenue Recognition

Under the Contract, revenue is recognized using the percentage-of-completion method whereby revenue is accrued in an amount equal to cost plus management’s best estimate of incentive fees. During 2005, resulting from completion of the project, the Company recognized all remaining performance fees under the contract and has established reserves for certain risks and uncertainties associated with the Contract. In 2006, revenue was recognized as costs were incurred. No markup or fee was recognized or associated with the costs incurred.

(c)     Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers cash and short-term investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains its cash accounts primarily with banks located in Colorado, New York, and Washington, D.C. Cash balances are insured by the FDIC up to $100,000 per bank, and cash equivalents are not insured by the FDIC. As of December 31, 2006, the majority of the balance was comprised of cash equivalents.

(d)     Income Taxes

No provision for the payment of income taxes has been made in the accompanying consolidated financial statements related to the activities of the Company since the Members each report their share of the Company’s taxable income in their respective income tax return.

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

(3)     Related-Party Transactions

In 2006 and 2005, the Members were subcontracted by the Company to perform certain tasks under the Contract. The Payable to Members in the accompanying consolidated balance sheets as of December 31, 2006 and 2005 consists of $0 and $87,500, respectively, to Kaiser and $92,200 and $288,600, respectively, to CH2M HILL for these subcontracted tasks. These payables are noninterest bearing.

As of December 31, 2006, the Company had a receivable due from CH2M HILL for $659,000 primarily relating to final transition of the Rocky Flats Benefits Programs to CH2M HILL Hanford Group and work performed for CH2M HILL — Washington Group Idaho, LLC.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

During 2003, CH2M HILL began providing information technology services and general support services to the Company at negotiated rates. Costs incurred related to work performed by CH2M HILL, the majority of which are reimbursable and billed under the Contract and relate to information technology services provided, were approximately $8,500,000 in 2006, $9,751,000 in 2005, and $10,869,000 in 2004.

In addition, the Company performed approximately $30,000 and $3,597,000 of services on behalf of CH2M HILL during 2006 and 2005, respectively.

(4)     Contract Receivables

Contract receivables as of December 31, 2006 represent both billed and unbilled receivables due under the Contract. As of December 31, 2006 and 2005, the Company has $0.3 million and $250.2 million, respectively, of billed receivables due from the DOE. In addition, the Company has current unbilled receivables of approximately $10 million and $41 million as of December 31, 2006 and 2005, respectively.

Unbilled receivables result from revenue and estimated fees that have been earned by the Company but not billed to the DOE as of the end of the period. Unbilled receivables can be invoiced at contractually defined intervals and milestones. Unbilled receivables primarily represent allowable costs incurred by subcontractors that primarily relate to waste disposal activities that have not been submitted to the DOE for payment. These costs cannot be invoiced to the DOE until payment has been made by the Company to the subcontractor. The subcontractor will not invoice the Company until the waste is appropriately disposed of which could take up to one year.

The Company’s Contract receivables result primarily from its long-term Contract with the DOE. As a consequence, management believes that credit risk is minimal.

(5)     Employee Incentive Plan

In connection with the closure Contract with the DOE, the Company implemented a salaried employee incentive plan. There are two components to the plan. The first component represents a cash bonus, which is earned and paid annually. The second component represents the issuance of performance units. These units are allocated to employees on an annual basis. The value of these units ultimately depended on the actual cost incurred under the Contract. Employees remained eligible for these units as long as they are employed by the Company or left in good standing, as defined. Payments made for performance units will be paid in cash at the end of the Contract.

During 2006, the Company paid its remaining obligation under the employee incentive plan due to the DOE’s acceptance of physical completion of the Contract. No amounts remain accrued for this liability as of December 31, 2006.

Additionally, in 2005 the Company had accrued $3.7 million for an enhanced schedule incentive payable to the hourly employees represented by United Steel Workers of America under the collective bargaining agreement. This was paid in 2006.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(6)      Business Loan and Security Agreement

The Company had a Business Loan and Security Agreement (the Agreement) with a bank that expired on December 31, 2006. The Company, Kaiser, and CH2M HILL granted a first lien security interest to the bank in all of the ownership and equity interest of the Company. As of December 31, 2006, the Company had no amounts outstanding under the Agreement. As of December 31, 2005, the Company had $3,000,000 outstanding under the Agreement.

(7)     Contingencies

The Company’s reimbursable costs are subject to audit in the ordinary course of business by various U.S. government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

The Company is party to a legal action arising in the normal course of business as a result of performance under the Contract. While the outcome of this action is difficult to predict, the Company’s management believes any amounts ultimately asserted against the Company for this outstanding claim would be fully reimbursable by the DOE under the Contract.

(8)     Employee Benefit Plans

In accordance with the Contract, the Company participated in several multiple employer benefit plans covering substantially all employees who meet length of service requirements. These plans include two defined benefit pension plan and three defined contribution plans, the latter of which provide for Company matching contributions. The Company did not make any contributions to the defined contribution plans in 2006 and made $450,000 in contributions during 2005. During 2006 and 2005, the Company made combined contributions to the defined benefit pension plans of $59,409,000 and $36,034,000, respectively.

The Company administered these benefit plans with benefits equivalent to the RFETS contractor benefit plans maintained by the contractor that preceded the Company at RFETS. Under the Contract, the Company recognized the cost of benefit plans when paid, and such costs were reimbursed by the DOE. Any excess pension plan assets or unfunded pension plan liability that may currently exist or is remaining at the end of the DOE Contract accrues to or is the responsibility of the DOE. During 2006, at the request of the DOE, the Company transferred sponsorship and administration of these plans to CH2M HILL Hanford Group, an affiliate of CH2M HILL.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and

     Shareholders of Kaiser Group Holdings, Inc.

Our audit of the consolidated financial statements referred to in our report dated March 26, 2007 appearing in the 2006 Annual Report to Shareholders of Kaiser Group Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the year ended December 31, 2006 listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Stegman & Company

Baltimore, Maryland
March 26, 2007

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and

     Shareholders of Kaiser Group Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 20, 2006 appearing in the 2005 Annual Report to Shareholders of Kaiser Group Holdings, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the years ended December 31, 2005 and 2004 listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

March 30, 2007
McLean, Virginia

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
(in thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions	Balance at the End of Period

Year Ended December 31, 2006
Deducted from asset account:

Contract Receivable	$24,350	$3,273	$—		$—	$27,623

Year Ended December 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$548	$—	$(548	)(1)	$—	$—

Contract Receivable	23,048	1,302	—		—	24,350

	$23,596	$1,302	$—		$—	$24,350

Year Ended December 31, 2004
Deducted from asset account:
Allowance for doubtful accounts	$548	$—	$—		$—	$548

Contract Receivable	23,595	—	—		(547)	23,048

	$24,143	$—	$—		$(547)	$23,596

(1)             Reflects the reversal of the reserve.