Form 10-K/A
period 2006-12-31
KAISER GROUP HOLDINGS INC
filed 2007-04-30
CIK 856200

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

As of April 30, 2007, there were 1,790,890 shares of Common Stock outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Kaiser Group Holdings, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007 to include Part III in its entirety as a part of this Annual Report on Form 10-K as set forth below:

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

Douglas W. McMinn, 59, has been President and Chief Executive Officer of Kaiser Holdings since September 2004.  Mr. McMinn has been a director of Kaiser Holdings since September 2004 and also serves on the Board of Managers of Kaiser-Hill Company, LLC, the joint venture owned equally by Kaiser Holdings and CH2M Hill Companies Ltd.  Mr. McMinn has been a senior officer of the Company and its predecessors for more than 19 years.  Mr. McMinn is the Chief Executive Officer of Global Trade & Invest, Inc., a firm which he co-founded to engage in international trading activities and to provide consulting assistance to companies doing business internationally.  Mr. McMinn served in the United States Government as a staff member in the National Security Council and as an Assistant Secretary of State for Economic and Business Affairs, U.S. Department of State, from 1985 to 1987.  Mr. McMinn owns 500 shares of Common Stock.

Nicholas Burakow, 57, is Executive Vice President, Chief Financial Officer, Secretary and Treasurer.  Dr. Burakow served as Senior Vice President and Treasurer of the Company from 2000 until his appointment as Executive Vice President and Chief Financial Officer, effective April 1, 2006.  In addition, Dr. Burakow has served as Secretary of the Company since 2006.  Dr. Burakow has been a senior officer of the Company and its predecessors for more than 19 years.  Prior to joining the Company, Dr. Burakow served for 12 years in the U.S. Department of State’s Foreign Service, where his last position was Director for Monetary Affairs.  Dr. Burakow is also the President of Global Trade & Invest, Inc., a firm which he co-founded to engage in international trading activities and to provide consulting assistance to companies doing business internationally.  Dr. Burakow holds a Ph.D. in economics from the University of Notre Dame.

Mark S. Tennenbaum, 47, has been a director of Kaiser Holdings since September 2004. Since January 2006, Mr. Tennenbaum has served as Managing Partner of AM Golf LLC, which owns and manages a public, eighteen-hole golf course.  Since September 2004, Mr. Tennenbaum has served as the Chief Financial Officer of Saratoga Partners, which owns and manages an apartment complex in Tempe, Arizona.  From 2001 to 2004, Mr. Tennenbaum was a private investor.  Prior to that, Mr. Tennenbaum was a co-founder, director and chief financial officer of FrontBridge Technologies, Inc., a privately-held provider of secure managed messaging services acquired by Microsoft in 2005, from its inception in 1999 until 2001.  Mr. Tennenbaum beneficially owns 200,000 shares of Common Stock held by the Mark S. Tennenbaum Investment Trust.  Entities controlled by Mr. Tennenbaum’s father, Michael E. Tennenbaum, and brother, Andrew R. Tennenbaum, are significant holders of the Company’s Common Stock.

Frank E. Williams, Jr., 72, has served on the Board of Directors since December 2002, is Chairman of the Board of Directors of Kaiser Holdings, and also serves on the Board of Managers of Kaiser-Hill Company, LLC, the joint venture owned equally by Kaiser Holdings and CH2M Hill Companies Ltd.  Mr. Williams currently serves as Chairman and principal owner of Williams Enterprises of Georgia, Inc., a holding company controlling six subsidiaries active in various facets of the steel industry.  In addition, Mr. Williams serves as Chairman, CEO, and 50-percent owner of Bosworth Steel Erectors, Inc., a major erector of steel products in the Southwestern United States, and Chairman and a major shareholder of Wilfab, Inc., a fabricator of structural steel.  Mr. Williams is also Managing Partner and principal owner of Structural Concrete Products, LLC, a manufacturer of pre-stressed concrete building systems, and of Industrial Alloy Fabricators, LLC, a fabricator of alloy plate products for the pulp and chemical industries.  He serves as a member of the Board of Directors of Capital Bank, N.A. and Diamondhead Casino Corporation.  Mr. Williams currently serves as a director of Williams Industries, Inc. of Manassas, Virginia, a company he founded and of which served as President, CEO and Chairman until November 1994.  Williams Industries, Inc. is a public Nasdaq-listed company that owns five subsidiaries active in the steel industry, including Williams Bridge Co., one of the largest fabricators of steel plate for bridge structures in the Mid-Atlantic region.  Mr. Williams beneficially owns 17,950 shares of Common Stock.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers, directors and beneficial owners of more than 10% of any class of the Company’s equity securities to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of the Company’s equity securities.  Persons subject to Section 16 are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company and written representations from the persons required to file such forms with the Commission, the Company believes that all Section 16(a) filing requirements applicable to officers, directors, except Mr. Williams, and beneficial owners of more than 10% of the equity securities of Kaiser Holdings were satisfied with respect to the years ended December 31, 2006 with the following exceptions.  On February 14, 2006, Mr. Williams filed an untimely Form 4 regarding four transactions that occurred on November 17, 2005.  On March 1, 2006, Mr. Williams filed an untimely Form 4 regarding one transaction that occurred on February 23, 2006.

Audit Committee

The Audit Committee is responsible for the selection, and reviews and accepts the reports, of the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”) for fiscal year 2005 and Stegman & Company (“Stegman”) for fiscal year 2006.  The Audit Committee met four times during the year ended December 31, 2005 and six times during the year ended December 31, 2006.  The Audit Committee operates under a written charter adopted by the Board of Directors and was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is composed of two independent directors, Mr. Tennenbaum and Mr. Williams.  The Board has concluded that Mr. Tennenbaum, an independent director, is the financial expert on the Audit Committee.

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

Item 11.                   Executive Compensation

Compensation Discussion and Analysis

Role of the Compensation Committee

The Compensation Committee of the Company is responsible for: (a) reviewing and approving (or recommending to the Board) the annual salary, bonus and other benefits of the Company’s President and CEO and its Executive Vice President and Chief Financial Officer; (b) reviewing and submitting to the Board recommendations concerning, and amendments to, new executive compensation or stock plans; and (c)  periodically reviewing the Company’s policies in the area of management perquisites.

Compensation Philosophy

The Compensation Committee makes compensation decisions based on the Company’s employee compensation policy, which is tailored to reflect the Company’s unusual circumstances — the small size of the Company and the nature of the Company’s current business, which involves the management and resolution of claims arising out of the continuing bankruptcy proceedings relating to Kaiser Group International, Inc., negotiations and proceedings relating to the Nova Hut project, participating in the affairs of Kaiser-Hill and exploring strategic alternatives for the Company.  The Company’s main compensation goal is to retain a sufficient number of employees to carry out its responsibilities and to evaluate other opportunities that the Company may wish to pursue in the future.  The Board and the Compensation Committee believe it to be in the best interests of the Company to retain a small number of knowledgeable employees and provide these employees with appropriate incentives.

As a result, the Compensation Committee operates under a compensation philosophy that provides the Company’s named executive officers with several elements of compensation, including: (1) competitive base salary; (2) a yearly cash bonus to reward outstanding performance; (3) insurance benefits; and (4) 401(k) plan contributions.

In addition to the compensation discussed above, the Compensation Committee can utilize the Company’s 2002 Equity Compensation Plan to provide additional compensation.  The 2002 Equity Compensation Plan allows the Compensation Committee to award stock options, stock appreciation rights, restricted stock awards, and phantom stock and/or performance shares to key employees, consultants and directors. The 2002 Equity Compensation Plan was implemented to align the goals of the executives and directors with those of the Company’s stockholders.  To date, all grants made under the 2002 Equity Compensation Plan have been made in the form of shares of Common Stock.

Setting Named Executive Officer Compensation

In order to assist the Compensation Committee with its compensation decisions, the performance of the Company’s executive officers is frequently reviewed throughout the year. Each quarter, the Board evaluates the performance of our named executive officers. The Compensation Committee also performs an annual evaluation of executive performance and the salary and bonus programs for each named executive officer.  As a result of the Compensation Committee’s evaluation, the Compensation Committee determines annual bonuses for the executives at the end of each calendar year.  The Compensation Committee has sole discretion to increase or decrease the bonuses paid to the named executive officers each year.  At the end of each fiscal year, the Compensation Committee also evaluates the success of its compensation policies, by examining the Company’s ability to retain and provide appropriate incentives to key executives consistent with industry standards for a public company of Kaiser Holdings’ unique situation.

Fiscal Year 2006 Compensation Actions

Prior to December 2006, Mr. McMinn and Dr. Burakow were serving as named executive officers without employment agreements.  In November 2005, the Compensation Committee set compensation for Mr. McMinn and Dr. Burakow by evaluating performance, gauging the market for senior executive talent and reviewing past pay and performance records. The Compensation Committee examined several metrics during this review, including the success in resolution of outstanding bankruptcy claims and the capture of earnings from the Company’s 50% ownership in the Kaiser-Hill company.

On November 11, 2005, the Compensation Committee determined that, effective September 9, 2005, Mr. McMinn’s compensation for services as President and CEO should include several features: (1) a base salary of $235,000; (2) an annual bonus, not to exceed $235,000; (3) an annual grant of 1,000 shares of Common Stock for service as a director; and (4) a severance package that would provide for six month’s salary (effective September 9, 2004) plus one month’s salary for each subsequent six months employed with the Company, up to a maximum severance payment of one year’s salary.  In addition, the Compensation Committee awarded Mr. McMinn 2,000 shares of Common Stock on November 11, 2005, which represented 1,000 shares for Mr. McMinn’s service on the Board of Directors and a one-time grant of 1,000 shares in lieu of an oral agreement (made when Mr. McMinn was made CEO of the Company) to grant Mr. McMinn 5,000 options to purchase Common Stock.

In addition, on November 11, 2005, the Compensation Committee determined that, effective September 9, 2005, Dr. Burakow’s compensation for services as Senior Vice-President and Treasurer should include several features: (1) a base salary of $180,000; (2) an annual bonus, not to exceed $180,000; and (3) a severance package that would provide for six month’s salary (effective September 9, 2004) plus one month’s salary for each subsequent six months employed with the Company, up to a maximum severance payment of one year’s salary.

On October 9, 2006, the Company and the Compensation Committee determined that it was in the Company’s best interests to enter into three-year employment agreements with Mr. McMinn and Dr. Burakow, in order to retain their services as the Company emerges from Chapter 11 bankruptcy. These agreements also serve to incentivize Mr. McMinn and Dr. Burakow not to leave the Company for more lucrative employment opportunities at other companies.  The employment agreements provide for salary and bonus payments, along with insurance benefits and contributions to each employee’s 401(K) plans (the maximum contribution permitted under prevailing law and regulations, which in 2006 was $44,000).  These agreements also provide for post-termination payments and severance benefits, in addition to health care coverage until Mr. McMinn’s 64th and Dr. Burakow’s 62nd birthdays, which the Company believes to be appropriate based on the Company’s circumstances.  Under the employment agreements, the annual cash bonuses will be determined by the Compensation Committee each year.  The employment agreements also contain non-solicit and non-competition provisions;

as the Company looks into new business opportunities, the Compensation Committee determined it was important to limit the executives’ ability to leave the Company and work for a competing business entity.  Pursuant to these employment agreements, the Compensation Committee reviewed management’s analysis of Mr. McMinn and Dr. Burakow’s performance and approved 2006 cash bonus payments of $225,000 for each of these named executive officers.

As part of the Compensation Committee’s negotiations with Mr. McMinn and Dr. Burakow regarding these agreements, the Compensation Committee also agreed to develop a long term incentive plan in fiscal 2007.  The Compensation Committee has not yet created this incentive plan.

Executive Compensation

The following table shows the compensation received by each person who served as an executive officer of the Company during 2006, and the executive officers that were serving as of December 31, 2006.

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2006

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)		Total ($)
Douglas W. McMinn,	$236,961	$225,000	$73,600	(3)	$44,222	(4)	$579,783
President and Chief Executive Officer
Nicholas Burakow,	183,704	225,000	0		44,222	(5)	452,926
Executive Vice President and Chief Financial Officer (1)
Marian P. Hamlett,	47,115	0	0		188,055	(6)	235,170
Executive Vice President and Chief Financial Officer (2)

(1) Dr. Burakow’s appointment as Executive Vice President and Chief Financial Officer was effective April 1, 2006.

(2) Ms. Hamlett’s employment with the Company terminated, effective March 31, 2006.

(3) Represents the grant date fair value of 2,000 shares awarded to Mr. McMinn on February 23, 2006, which include (i) 1,000 shares granted for Mr. McMinn’s service on the Board; and (ii) a one-time grant of 1,000 shares, discussed in the Compensation Discussion & Analysis.

(4) Represents a $44,000 Company contribution to Mr. McMinn’s 401(k) Plan and $222 for premiums paid for life insurance.

(5) Represents a $44,000 Company contribution to Dr. Burakow’s 401(k) Plan and $222 for premiums paid for life insurance.

(6) Represents a $44,000 Company contribution to Ms. Hamlett’s 401(k) Plan, a $135,000 severance payment and a $9,000 consulting fee paid pursuant to Ms. Hamlett’s separation agreement, dated February 8, 2006, and $55 for premiums paid on life insurance.

GRANT OF PLAN BASED AWARDS TABLE FOR FISCAL 2006

The table below shows all plan-based awards that the Company made during 2006 to the Named Executive Officers:

Name	Board Approval Date	Grant Date	All Other Stock Awards Or Units (#)		Grant Date Fair Value of Stock & Option Awards ($)

Douglas W. McMinn	11/10/2005	2/23/06	2,000	(1)	73,600

(1) The 2,000 shares disclosed for Mr. McMinn were granted under the 2002 Equity Incentive Plan and include: (i) 1,000 shares granted as compensation for his service on the Board; and (ii) a one-time grant of 1,000 shares, in lieu of 5,000 options, which had been orally promised to Mr. McMinn upon appointment as CEO of  the Company in 2004.  Mr. McMinn’s shares have fully vested.

Employment Agreements and Termination of Employment Arrangements

Employment Agreement with Douglas W. McMinn

Douglas W. McMinn was appointed as President and Chief Executive Officer of the Company effective September 9, 2004.  On December 11, 2006, the Company entered into an Executive Employment Agreement with Douglas W. McMinn (the “McMinn Agreement”) with respect to his employment as the President and Chief Executive Officer of the Company, effective December 4, 2006.

Under the terms of the McMinn Agreement, Mr. McMinn has agreed to continue his service as President and Chief Executive Officer of the Company until December 31, 2009. The McMinn Agreement provides for a base annual salary of $245,000. The McMinn Agreement also provides for health insurance, life insurance and disability insurance coverage from the Company.

The McMinn Agreement provides that Mr. McMinn will receive a performance bonus of $225,000 for 2006.  For each of 2007, 2008 and 2009, Mr. McMinn will be eligible to receive an annual performance bonus, which will be determined each year at the discretion of the Compensation Committee in light of the Company’s compensation policy.

In addition, the McMinn Agreement provides for the following payments and accrued benefits upon termination of the agreement prior to December 31, 2009:

•                  upon termination for any reason, including termination by the Company for “cause” or termination by Mr. McMinn without “good reason”, Mr. McMinn will be eligible to receive his “accrued benefits” from the Company.

•                  upon termination: (1) by the Company without cause or due to disability; (2) by Mr. McMinn due to retirement; or (3) for good reason upon a “change of control” of the Company, the McMinn Agreement provides that Mr. McMinn will be paid any accrued benefits and a severance payment equal to the higher of: (a) eighteen months of Mr. McMinn’s base salary; or (b) the base salary for the number of months calculated by subtracting one-half of the number of months Mr. McMinn has worked under the McMinn Agreement from thirty.

For purposes of the McMinn Agreement:

•                  “Cause” means the executive’s willful neglect or gross negligence in the performance of duties, indictment for or conviction of a felony, gross misconduct resulting in material harm to the Company, or a breach of the confidential information, the non-solicitation, the non-competition, and the non-disparagement provisions of the agreement.

•                  “Change in control” means the first of the following to occur: (1) the persons who constitute the board of directors (the “Board”) as of the effective date of the agreement (or persons approved by at least 75% of the existing members of the Board) cease, for any reason, to constitute at least a majority of the Board subsequent to the effective date of the employment agreement; (2) the shareholders of the Company approve a consolidation or merger of the Company, other than a merger of the Company in which the holders of all classes of stock of the Company prior to the merger hold more than 50% of all combined classes of stock of the surviving corporation after the merger; or (3) substantially all of the Company’s assets are sold or otherwise transferred to parties that are not within “a controlled group of corporations” in which the Company is a member.

•                  “Good reason” means that, without the executive’s written consent, the following events occur: (1) the Company fails to obtain assumption of the employment agreement by any successor to the Company; (2) the relocation of the executive’s principal place of employment more than seventy-five (75) miles from the location prior to the execution of the employment agreement or a requirement that the executive be based anywhere other than the principal place of business; or (3) a reduction of the executive’s base salary.

•                  “Accrued benefits” means earned but unpaid base salary, incentive compensation earned but not yet paid, unpaid expense reimbursements, accrued but unused vacation and any vested benefits that the executive may have under any employee benefit plan of the Company.

The McMinn Agreement also includes non-solicitation and non-competition terms, which prohibit Mr. McMinn from soliciting the Company’s employees or competing with the Company until July 18, 2011.

As of December 31, 2006, if Mr. McMinn had been terminated from the Company, he would have been eligible to receive the following amounts under the following termination scenarios:

Reason for Termination	Payments ($)
Termination for any reason, including for cause	$0*
Termination without cause	602,292*
Retirement	602,292*
Termination upon a change in control	602,292*

* Assumes no unpaid accrued benefits due to Mr. McMinn as of December 31, 2006.

Employment Agreement with Nicholas Burakow

On December 11, 2006, the Company also entered into an Executive Employment Agreement with Dr. Nicholas Burakow (the “Burakow Agreement”) with respect to his employment as the Chief Financial Officer of the Company, effective December 4, 2006.

Under the terms of the Burakow Agreement, Dr. Burakow has agreed to continue his service as Chief Financial Officer of the Company until December 31, 2009.  The Burakow Agreement provides for a base annual salary of $225,000.  The Burakow Agreement also provides for health insurance, life insurance and disability insurance coverage from the Company.

The Burakow Agreement provides that Dr. Burakow will receive a performance bonus of $225,000 for 2006.  For each of 2007, 2008 and 2009, Dr. Burakow will be eligible to receive a annual performance bonus, which will be determined each year at the discretion of the Compensation Committee in light of the Company’s compensation policy.

In addition, the Burakow Agreement provides for the following payments and accrued benefits upon termination of the agreement prior to December 31, 2009:

•                     upon termination for any reason, including termination by the Company for “cause” or termination by Dr. Burakow without “good reason”, Dr. Burakow will be eligible to receive his “accrued benefits” from the Company.

•                     upon termination: (1) by the Company without cause or due to disability; (2) by Dr. Burakow due to retirement; or (3) for good reason upon a “change of control” of the Company, the Burakow Agreement provides that Dr. Burakow will be paid any accrued benefits and a severance payment equal to the higher of: (a) eighteen months of Dr. Burakow’s base salary; or (b) the base salary for the number of months calculated by subtracting one-half of the number of months Dr. Burakow has worked under the Burakow Agreement from thirty.

For purposes of the Burakow Agreement:

•                  “Cause” means the executive’s willful neglect or gross negligence in the performance of duties, indictment for or conviction of a felony, gross misconduct resulting in material harm to the Company, or a breach of the confidential information, the non-solicitation, the non-competition, and the non-disparagement provisions of the agreement.

•                  “Change in control” means the first of the following to occur: (1) the persons who constitute the board of directors (the “Board”) as of the effective date of the agreement (or persons approved by at least 75% of the existing members of the Board) cease, for any reason, to constitute at least a majority of the Board subsequent to the effective date of the employment agreement; (2) the shareholders of the Company approve a consolidation or merger of the Company, other than a merger of the Company in which the holders of all classes of stock of the Company prior to the merger hold more than 50% of all combined classes of stock of the surviving corporation after the merger; or (3) substantially all of the Company’s assets are sold or otherwise transferred to parties that are not within “a controlled group of corporations” in which the Company is a member.

•                  “Good reason” means that, without the executive’s written consent, the following events occur: (1) the Company fails to obtain assumption of the employment agreement by any successor to the Company; (2) the relocation of the executive’s principal place of employment more than seventy-five (75) miles from the location prior to the execution of the employment agreement or a requirement that the executive be based anywhere other than the principal place of business; or (3) a reduction of the executive’s base salary.

•                  “Accrued benefits” means earned but unpaid base salary, incentive compensation earned but not yet paid, unpaid expense reimbursements, accrued but unused vacation and any vested benefits that the executive may have under any employee benefit plan of the Company.

The Burakow Agreement also includes non-solicitation and non-competition terms, which prohibit Dr. Burakow from soliciting the Company’s employees or competing with the Company until October 1, 2011.

As of December 31, 2006, if Dr. Burakow had been terminated from the Company, he would have been eligible to receive the following amounts under the following termination scenarios:

Reason for Termination	Payments ($)
Termination for any reason, including for cause	$0*
Termination without cause	553,125*
Retirement	553,125*
Termination upon a change in control	553,125*

*  Assumes no unpaid accrued benefits due to Dr. Burakow as of December 31, 2006.

Separation Agreement with Marian P. Hamlett

On February 8, 2006, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with Ms. Hamlett with respect to the termination of her employment with the Company.  Under the terms of the Separation Agreement, Ms. Hamlett remained employed, at her then current annual salary of $175,000, as the Company’s Executive Vice President and Chief Financial Officer until March 31, 2006.

In return for Ms. Hamlett’s compliance with the terms of the Separation Agreement, the Company paid her a lump sum of $35,000, on February 17, 2006.  In addition, subject to Ms. Hamlett’s execution of an addendum attached as Exhibit A to the Separation Agreement, Ms. Hamlett received a lump sum of $100,000, paid on April 21, 2006.  Pursuant to the terms of the Addendum, Ms. Hamlett agreed to provide consulting services to the Company for a period of three months from the Separation Date, for consulting fees of approximately $3,000 per month.  Ms. Hamlett received $9,000 for her consulting services in 2006.

Compensation of Directors

Each independent director who is not an employee of the Company is paid $1,000 for attendance at each meeting of the Board of Directors and $500 for attendance at each meeting of a committee of the Board of Directors of which the director is a member.  The Chairman of each committee is paid $750 for attendance at each Board committee meeting.  In addition, each independent director receives an annual retainer of $20,000, payable in advance in quarterly installments, and is reimbursed for expenses incurred in connection with Board service.

In January 2002, the Company adopted a practice of making annual grants of 1,000 shares of Common Stock to each member of the Board of Directors, including employee directors.  In March 2005, the Company amended this practice to allow non-employee directors to elect to receive shares of Common Stock or the equivalent value of such shares in cash as of the date of grant.  If a director receives shares of Common Stock, such grants are made pursuant to the terms of the 2002 Equity Compensation Plan.  Beginning in 2006, the annual stock grant to the Chairman of the Board was increased to 1,250 shares or the equivalent of such shares in cash as of the date of the grant.  On October 24, 2006, the Compensation Committee of the Board of Directors approved a 1,000 share bonus to be paid to Mr. Williams for his service as Chairman of the Board, in recognition of his efforts on behalf of the Company; these shares will paid to Mr. Williams in April 2007.  Other than the stock grant (or cash equivalent) as described above, directors who are employees of the Company do not receive separate cash compensation for their service as directors.

The table below sets forth payments made to each independent director during the year ended December 31, 2006. Mr. McMinn’s compensation for service on the Board of Directors is included with his compensation in the Summary Compensation Table.

Name of Independent Director(1)	Fees Earned or Paid in Cash ($)(3)	Stock Awards ($)(4)	All Other Compensation ($)		Total ($)
Jon B. Bennett (2)	$71,000				$71,000
Mark S. Tennenbaum	69,500				69,500
Frank E. Williams, Jr.	31,500	$46,000	$20,000	(5)	97,500

(1) The compensation Mr. McMinn received for his service on the Board in the year ended December 31, 2006 is reflected in the Summary Compensation Table.

(2) Mr. Bennett resigned from the Board, effective January 31, 2007.

(3) The amounts in this column include all cash compensation paid to the Company’s independent directors.  For Mr. Bennett, this amount includes: (i) $40,000 in lieu of Company stock for service on the Board; (ii) a $20,000 annual retainer; and (iii) $11,000 for attendance at Board and committee meetings.  For Mr. Tennenbaum, this amount includes: (i) $40,000 in lieu of Company stock for service on the Board; (ii) a $20,000 annual retainer; and (iii) $9,500 for attendance at Board and committee meetings.  For Mr. Williams, this amount includes: (i) a $20,000 annual retainer; and (ii) $11,500 for attendance at Board and committee meetings.

 (4)  This column represents the dollar amount of the grant date fair value of stock awards granted during fiscal 2006.  The amount disclosed for Mr. Williams represents the 1,250 shares of Common Stock he received as Chairman of the Board of Directors.  Please see the “Security Ownership of Certain Beneficial Owners and Management” for the aggregate outstanding stock holdings of members of the Board of Directors.

(5) The amount disclosed represents a retainer paid for Mr. Williams’ service on the Kaiser-Hill Company, LLC Board of Managers.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During 2006, the members of the Compensation Committee were Mr. Bennett, Mr. Williams and Mr. Tennenbaum.  Mr. Bennett resigned as a director effective January 31, 2007.  All members of the Compensation Committee are independent directors, as defined in the Company’s Corporate Governance Principles.  No member of the Compensation Committee is a current or former officer or employee of the Company or any of the Company’s subsidiaries, and no director or executive officer is a director or executive officer of any other corporation that has a director or executive officer who is also a director of the Company.

Report of the Compensation Committee

The Compensation Committee, which is composed solely of independent members of the Board of Directors, assists the Board in fulfilling its oversight responsibility relating to, among other things, establishing and reviewing compensation of the Company’s executive officers.  In this context, the Compensation Committee has reviewed and discussed the

Compensation Discussion and Analysis section with management, including our Chief Executive Officer, Douglas W. McMinn and our Chief Financial Officer, Nicholas Burakow.  Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and proxy statement.

Compensation Committee

Mark S. Tennenbaum — Chairman
Frank E. Williams, Jr.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

A person is deemed to be a beneficial owner of the Company’s Common Stock if that person has voting and/or investment power with respect to such Common Stock or has the right to acquire such Common Stock within 60 days.  The following table sets forth information regarding each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock of the Company.

Name and Address of Beneficial Owners of More Than 5% of the Common Stock of the Company	Number of Shares of Common Stock		Percent of Common Stock
James D. Bennett Bennett Management Corporation 2 Stamford Plaza, Suite 1501 281 Tresser Boulevard Stamford, CT 06901	200,000	(a)	11.2%

Michael E. Tennenbaum Tennenbaum & Co., LLC Q 2951 28th Street Suite 210 Santa Monica, CA 90405	352,899	(b)	19.7%

Andrew R. Tennenbaum Investment Trust 1318 San Ysidro Drive Beverly Hills, CA 90210	200,000	(c)	11.2%

Mark S. Tennenbaum Investment Trust 445 24th Street Santa Monica, CA 90402	200,000	(d)	11.2%

(a)             As reported on a Schedule 13D dated September 6, 2005, filed with the Commission on September 6, 2005.  Includes 132,493 shares of Common Stock reported to be held by Bennett Restructuring Fund, LP and 67,507 shares of Common Stock reported to be held by Bennett Offshore Restructuring Fund, Inc.

(b)            As reported on a Form 4 dated January 3, 2006, filed with the Commission on January 4, 2006.  Includes 77,924 shares of Common Stock reported to be held by Tennenbaum & Co., LLC and 274,975 shares of Common Stock reported to be held by Michael E. Tennenbaum and Suzanne S. Tennenbaum, as trustees of the Tennenbaum Living Trust.

(c)             As reported on a Form 3 dated January 5, 2006, filed with the Commission on January 5, 2006.  The trustees of the Andrew R. Tennenbaum Investment Trust are Stephen P. Rader and John Mass.

(d)            As reported on a report on Form 3 dated January 5, 2006, filed with the Commission on January 5, 2006.  The trustees of the Mark S. Tennenbaum Investment Trust are Stephen P. Rader and John Mass.

The following table sets forth information as of April 30, 2007 regarding the beneficial ownership of shares of Common Stock by each director who served in 2006 and the executive officers named in the Summary Compensation Table, and by all directors and current executive officers as a group.  The persons as to whom information is given in the table below have sole voting and investment power over the shares beneficially owned by them, unless otherwise noted in the footnotes following the table.  Unless otherwise indicated, the address of each of the persons identified in the table below is:  c/o Kaiser Group Holdings, Inc., 9300 Lee Highway, Fairfax, VA 22031.

Certain Beneficial Owners of Shares of Common Stock of the Company	Number of Shares of Common Stock		Percent of Common Stock (*Less than 1%)
(i) Directors and Nominees for Director
Jon B. Bennett (a)	1,000	(c)	*
Douglas W. McMinn	500	(d)	*
Mark S. Tennenbaum	200,000	(e)	11.2%
Frank E. Williams, Jr.	17,950	(f)	1.0%
(ii) Executive Officers other than Directors
Nicholas Burakow	0	(g)	*
Marian P. Hamlett (b)
(iii) All Directors and Current Executive Officers as a Group (6 Persons)	219,450		12.2%

(a)            Mr. Bennett resigned from the Board, effective January 31, 2007.

(b)           Ms. Hamlett’s employment with the Company terminated effective March 31, 2006.

(c)            Based on a Form 4 dated April 29, 2005, filed with the Commission on April 29, 2005.

(d)           Based on a Form 4 dated March 30, 2006, filed with the Commission on March 30, 2006.

(e)            Shares are held by the Mark S. Tennenbaum Investment Trust.  As reported on a Form 3 dated January 5, 2006, filed with the Commission on January 5, 2006.  The trustees of the Mark S. Tennenbaum Investment Trust are Stephen P. Rader and John Mass.  The address of the trust is 445 24th Street, Santa Monica, CA 90402.

(f)              As reported on a Form 4 dated February 27, 2006, filed with the Commission on March 1, 2006.  Includes (1) 8,550 shares of Common Stock reported to be held by Mr. Williams, (2) 1,000 shares of Common Stock reported to be held by the Williams Family Foundation, (3) 5,800 shares of Common Stock reported to be held by Williams Family LP, (4) 600 shares of Common Stock reported to be held by Mr. Williams as trustee for minor grandchildren and (5) 2,000 shares of Common Stock reported to be held by Mr. Williams’ spouse.

(g)           Based on a Form 3 dated April 3, 2006, filed with the Commission on April 6, 2006.

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

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

There were no related party transactions in 2006.  When potential related party transactions arise, the Board and management review such transactions and determine if the transactions should be approved.  The Company does not have formal policies governing the review of related party transactions.

Director Independence

Each year, the Board of Directors determines the independence of each director according to the definition of independence included in the Company’s Corporate Governance Principles, which are available on the Company’s website at www.kaisergroup.com.  The Board has determined that Mr. Tennenbaum and Mr. Williams are independent directors.  In addition, Mr. Bennett was determined to be independent during his service on the Board in 2006.  The Corporate Governance Principles consider an independent director to be a non-employee director.  However, in addition to this status, the Board of Directors may also consider other material factors that could limit a director nominee’s ability to remain independent.  In 2006, the Board considered the Kaiser Common Stock holdings of Mr. Tennenbaum and his family members, who collectively own 42.1% of the outstanding Common Stock.  Following this consideration, the Board determined that Mr. Tennenbaum was independent.

Item 14.                   Principal Accounting Fees and Services

Audit and Non-Audit Fees

PwC served as the Company’s independent registered public accounting firm until August 21, 2006.  Stegman served as the Company’s independent registered public accounting firm beginning October 21, 2006.

Audit Fees: Audit fees were for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2006 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the years ended December 31, 2005 and 2006.

Tax Fees: Tax fees were for services related to consulting services provided by PwC and rendered during the year ended December 31, 2004.  Neither PwC nor Stegman provided any tax services to the Company during the years ended December 31, 2005 and 2006.

Audit Fees	Fiscal 2006	Fiscal 2005	Fiscal 2004

PwC
Annual audit of Kaiser Group Holdings, Inc.	$3,500	$105,500	$80,000
Quarterly review procedures	$27,400	$37,700	$30,000
Total	$30,900	$143,200	$110,000

Stegman
Annual audit of Kaiser Group Holdings, Inc.	$39,586	N/A	N/A
Quarterly review procedures	$10,000	N/A	N/A
Total	$49,586	N/A	N/A

Tax Fees
Tax compliance work	—	—	—
Tax consulting—Canada	—	—	$7,459

Total	$80,486	$143,200	$117,459

Policies With Respect to Approval and Pre-Approval of Non-Audit Services

The Audit Committee’s responsibilities include review and pre-approval of all audit and non-audit services performed by the independent registered public accounting firm.  In exercising that responsibility with respect to proposed engagements for non-audit services, the Audit Committee’s Charter requires the Committee to give paramount consideration to the question of whether engagement of the independent registered public accounting firm to perform those services is likely to create a risk that the independence of the independent registered public accounting firm may be impaired.  To that end, the Audit Committee endeavors to exercise its discretion in a manner that will avoid or minimize the risk of impairing the independence of the Company’s independent registered public accounting firm.

The Audit Committee will typically be inclined to approve requests to engage the independent registered public accounting firm to provide those types of non-audit services that are closely related to the audit services performed by the independent registered public accounting firm, such as audit-related services, tax-compliance/return-preparation services, and “due diligence” services relating to transactions that the Company may consider from time to time.  Because such non-audit services bear a close relationship to the audit services provided by the independent registered public accounting firm, the Audit Committee believes that such services will not ordinarily present a material risk of impairing the independence of the independent registered public accounting firm, subject to the Audit Committee’s policy concerning the total amount payable to the independent registered public accounting firm for non-audit services with respect to any fiscal year.

Between meetings of the Audit Committee, the Chairman of the Audit Committee is authorized to review and, where consistent with this policy, to pre-approve non-audit services proposed to be performed by the independent registered public accounting firm that are budgeted for fees of $25,000 or less.  The Chairman must report any pre-approval decisions to the Audit Committee as soon as practicable and in any event at its next scheduled meeting.

PART IV

Item 15.                   Exhibits, Consolidated Financial Statement Schedules

3.     Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER GROUP HOLDINGS, INC.

By:	/s/ Douglas W. McMinn
Name: Douglas W. McMinn
Title: President and Chief Executive Officer

April 30, 2007