Form 10-Q
period 2007-03-31
KAISER GROUP HOLDINGS INC
filed 2007-05-14
CIK 856200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 11, 2007, there were 1,790,890 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$46,077	$55,779
Certificates of deposit	1,282	1,268
Marketable securities — available for sale	9,175	9,175
Restricted cash and cash equivalents	3,359	3,332
Accounts receivable	—	35
Prepaid expenses and other current assets	370	471
Income taxes receivable	8,786	8,452
Total Current Assets	69,049	78,512

Other Assets
Investments in and advances to joint venture	778	2,278
Investment in affiliates	2,800	2,800
Deferred tax asset	2,890	2,909
Total Other Assets	6,468	7,987
Total Assets	$75,517	$86,499

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$171	$168
Post-retirement benefit plan obligation	6,418	6,468
Other accrued expenses	2,998	3,001
Dividend payable on common stock	—	10,745
Total Current Liabilities	9,587	20,382

Commitments and Contingencies

Common stock, par value $0.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,790,890 shares at March 31, 2007 and December 31, 2006, respectively	18	18
Capital in excess of par	11,796	11,796
Retained earnings	54,076	54,263
Accumulated other comprehensive income	40	40
Total Shareholders’ Equity	65,930	66,117
Total Liabilities and Shareholders’ Equity	$75,517	$86,499

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)
Gross Revenue	$—	$103
Subcontract and direct material cost	—	237
Service Loss	—	(134)

Operating Expenses
Administrative expenses	999	1,405
Operating Loss	(999)	(1,539)

Other Income:
Interest income	497	229

Loss Before Income Tax	(502)	(1,310)
Income tax benefit	315	773

Loss Applicable to Common Shareholders	($187)	($537)
Basic and Diluted Loss Per Common Share:
Net Loss Per Share	($0.10)	($0.30)
Weighted average shares for basic and diluted earnings per common share	1,791	1,789

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)
Operating Activities:
Net loss	($187)	($537)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	19	52
Changes in operating assets and liabilities:
Account receivables, net	35	108
Prepaid expenses and other current assets	101	(23)
Income taxes receivable	(334)	—
Accounts payable and accrued expenses	(50)	(84)
Income taxes payable	—	(28,635)
Other operating activities	(41)	75
Net Cash Used in Operating Activities	(457)	(29,044)
Investing Activities:
Distributions from 50% owned joint venture	1,500	80,000
Net Cash Provided by Investing Activities	1,500	80,000
Financing Activities:
Dividends Paid	(10,745)	—
Net Cash Used in Financing Activities	(10,745)	—
(Decrease) Increase in Cash and Cash Equivalents	(9,702)	50,956
Cash and Cash Equivalents at Beginning of Period	55,779	14,633
Cash and Cash Equivalents at End of Period	$46,077	$65,589

Supplemental cash flow information:
Cash paid for income taxes	$—	$28,000

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

1.             Basis of Presentation

The accompanying consolidated financial statements of Kaiser Group Holdings, Inc. and subsidiaries (“the Company”), except for the December 31 2006 balance sheet (derived from audited financial statements), are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals,  considered necessary for a fair presentation have been included.

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the March 31, 2007 financial statements.

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

As of March 31, 2007, apart from resolving remaining bankruptcy claims, the Company had only a limited number of activities, assets and liabilities, primarily consisting of:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (“Kaiser-Hill”), which serves as the general contractor at the U.S. Department of Energy’s (“DOE”) Rocky Flats site near Denver, Colorado for the performance of a contract for the closure of the site (the “Closure Contract”) (See Note 4).

•                  the closeout of a completed contract for the engineering and construction of a steel mini-mill in the Czech Republic for Nova Hut (“Nova Hut”) (See Note 8).

•                  a wholly-owned captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, the Company received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of March 31, 2007, MS Builders Insurance Company has not written any policies.

•                  an ongoing obligation to fund a capped, post-retirement medical benefit plan for a fixed number of retirees (See Note 8).

Kaiser Analytical Management Services, Inc. (“KAMS”), accounted for all of the Company’s gross revenue in 2006.  Under prevailing market conditions, effective June 30, 2006, the Company determined that there were insufficient business prospects for KAMS to expect future revenues.

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

Pursuant to the terms of the Plan of Reorganization, the Company was required to complete its initial bankruptcy distribution within 120 days of the Effective Date.  Accordingly, to satisfy approximately $136.8 million of allowed Class 4 claims, the Company effected its initial distribution on April 17, 2001.  The amount of unresolved Class 4 claims remaining at April 17, 2001 was approximately $130.5 million. To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (“ADR”) procedure whereby the remaining claimants and Old Kaiser produced limited supporting data relative to their respective positions and engaged in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, approximately $130.1 million of asserted Class 4 claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $2.8 million and issuances of 683 shares of New Preferred (all of which have been redeemed) and 823 shares of Kaiser Common Stock.  As of March 31, 2007, the aggregate amount of unresolved claims was approximately $0.4 million and is recorded as a component of other accrued expenses on the Company’s consolidated balance sheet.

The equity class of claims recognized in the Old Kaiser bankruptcy are “Class 5” claims, consisting of holders of Old Kaiser common stock (“Old Common”) and other “Equity Interests” as defined in the Plan of Reorganization. The Plan of Reorganization provides that holders of Equity Interests receive a number of shares of Kaiser Common Stock equal to 17.65% of the number of shares of Kaiser Common Stock issued to allowed Class 4 claimants. In the initial distribution, one share of Kaiser Common Stock was issued for each 96 shares of previously outstanding Old Common.  During 2005, the Company settled a significant Class 5 claim asserted by the former stockholders of ICT Spectrum Constructors, Inc. (“ICT Spectrum”), which Old Kaiser had acquired in 1998, and issued an aggregate of 175,003 additional shares of Kaiser Common Stock to such claimants pursuant to the settlement. With the settlement of the ICT Spectrum Class 5 claim and the subsequent issuance of 175,003 shares of Kaiser Common Stock to such claimants, no Class 5 claims remain unresolved at March 31, 2007.

As of March 31, 2007, the aggregate amount of unresolved claims was approximately $0.4 million and is  recorded as a component of other accrued expenses on the Company’s consolidated balance sheet.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.  The Company expects to resolve the remaining claims, and to reach a final resolution of issues related to the retiree benefit plans by the end of 2007.  Upon such final resolution, the Company expects to take the necessary steps to close the bankruptcy cases.  Upon such closing, the Bankruptcy Court would no longer be involved in the administration of the Company’s affairs, and the Company’s obligation to pay certain fees and submit periodic reports to the Bankruptcy Court would be terminated.  Since closing of the cases requires resolution of all outstanding matters and such resolution is somewhat out of the Company’s control, there is a possibility that the cases will not be closed within the anticipated time period.

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

4.             Investment in and Advances to Joint Venture

The Company’s net investment in and advances to joint venture totaled $0.8 million and $2.3 million at March 31, 2007 and December 31, 2006, respectively and consisted solely of the Company’s investment in the Kaiser-Hill.  The Company accounts for its 50% ownership in the Kaiser-Hill investment using the equity method.

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the Closure Contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million.  On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount. The project total fee expected to be earned by Kaiser-Hill pursuant to the Contract is $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  Through May 11, 2007, Kaiser-Hill has received $510.8 million of such fee from the DOE.

Kaiser-Hill recognized a substantial amount of fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Joint Venture in the Company’s consolidated statement of operations for the year ended December 31, 2005.  As a result, upon the receipt of the $80.0 million cash distribution from Kaiser-Hill on March 1, 2006, and the receipt of $5.0 million distributed from Kaiser-Hill on June 30, 2006, the Company made a corresponding reduction of $85.0 million in its investment in Kaiser-Hill on its balance sheet as of December 31, 2006. The Company received an additional distribution of $1.5 million from Kaiser-Hill on February 27, 2007, and made a corresponding reduction of $1.5 million in its investment in Kaiser-Hill on its balance sheet as of March 31, 2007.

The Closure Contract provides that Kaiser-Hill will earn revenue equal to the actual cost of physical completion plus a performance fee.  The performance fee is based on (1) Kaiser-Hill’s cost to complete the site closure, which must be within the range of $3.1 billion and $4.9 billion, (2) the schedule of physical completion, which must be before 2007 and (3) Kaiser-Hill’s safety performance.  At the time of declaration of physical completion on October 13, 2005, Kaiser-Hill’s cost estimate to complete the project remained at $3.44 billion, which resulted in a total performance fee payable to Kaiser-Hill projected to be $510.9 million.

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

Kaiser-Hill now operates under the closeout phase of its Closure Contract with the DOE, primarily resolving the administrative issues and providing support to the DOE to achieve regulatory closure of the site.  The closeout phase of the Closure Contract  is a cost reimbursable phase and is not fee - bearing; the Company does not expect that the closeout phase will impact fees earned. Effective December 31, 2005, Kaiser-Hill terminated its remaining employees.  Staff necessary to complete closeout activities is being subcontracted or provided by CH2M Hill Companies Ltd. (“CH2M Hill”).

5.             Investment in Affiliates

In 1997, the Company purchased a 4% ownership interest in a limited liability company (“the LLC”) that leases the land and owns the buildings where the Company’s corporate headquarters are located.  Effective October 28, 2000, the Company negotiated a settlement with the other owners of the LLC resolving various issues between the Company and the other owners.  As a part of that resolution, the Company fixed the maximum amount of potential future recovery of the investment, upon sale or refinancing of the property at $2.8 million.  At March 31, 2007 and March 31, 2006, the recorded amount of the investment remained unchanged.

6.             Mandatorily Redeemable Preferred Stock

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

7.             Common Stock

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

8.             Other Contingencies

The Company has various obligations and liabilities from its continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities and net assets comprising the Company.  Additionally, the Company believes contingent liabilities may exist in the following areas:

Nova Hut

On May 16, 2006, the Company was informed that an arbitration panel formed under the auspices of the International Chamber of Commerce (“ICC”) issued a ruling in the arbitration proceeding initiated by its subsidiary, Kaiser Netherlands B.V. (“Kaiser Netherlands”) concerning the steel mini-mill that was constructed by Kaiser Netherlands for Nova Hut, a.s. (now Mittal Steel Ostrava, a.s.) (“Nova Hut”) in Ostrava, the Czech Republic.  The decision by the arbitration panel is not appealable.  After calculation of claim and counter-claim award amounts as decided by the ICC arbitration panel, the net balance award against Kaiser Netherlands, including legal cost and interest amounts, is approximately $4.1 million in favor of Nova Hut.  The Company does not believe that Nova Hut has recourse to the Company to collect this award amount.  However, the Company expects that Nova Hut will attempt to enforce the award against Kaiser Netherlands which has limited assets.

The Company continues to evaluate its remaining options against Nova Hut and the International Finance Corporation (“IFC”).  Among the options being considered are the filing of independent arbitration claims by the Company (as opposed to Kaiser Netherlands) against Nova Hut and the IFC in accordance with prior rulings of the Bankruptcy Court.  The Bankruptcy Court has entered an order staying the Company’s claim against the IFC pending submission of the dispute to arbitration.  Similarly, the Bankruptcy Court has entered an order staying the Company’s bankruptcy claim against Nova Hut pending arbitration.  The Company recently filed a motion with the Bankruptcy Court to secure discovery against Nova Hut and the IFC, pending the initiation of international arbitration proceedings by the Company as previously ordered by the Bankruptcy Court.  In a combined hearing held in Delaware on April 25, 2007, the Bankruptcy Court denied the Company’s motion for discovery in advance of the initiation of separate arbitration proceedings against the IFC and Nova Hut, respectively.

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

Kaiser-Hill

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  DOE has reviewed Kaiser-Hill’s declaration as required under the Closure Contract. On December 8, 2005, the DOE accepted the physical completion declaration in accordance with the Closure Contract. The projected total fee to be earned pursuant to the Closure Contract is expected to be $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  As of May 11, 2007, Kaiser-Hill has received $510.8 million of such fee from the DOE.  A substantial portion of the received fee remains subject to audit.

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

As of May 11, 2007, Kaiser-Hill has withheld approximately $3.6 million from distribution to provision against potential risks associated with U.S. Government audits.  At this time, it is not possible to predict the number of years that will be required to complete the government audit process.  The Company expects to receive its 50% share of any distribution of such funds from Kaiser-Hill.

Post-Retirement Benefit Plan Obligation

In accordance with the terms and provisions of the Plan of Reorganization for Old Kaiser, the Company remains obligated to continue to fulfill the provisions of Old Kaiser’s previously curtailed benefits plan, which provides certain medical, retirement, and death benefits to a group of retirees.  The Company is self-insured for all benefits payable under the plan.  With respect to the retirees covered by the medical and death self-insured plan, through April 30, 2007, the benefits were funded by the Company through a claims administrator.

No new participants can be added to the plan.  The net present value benefit obligation as of March 31, 2007, was approximately $6.4 million.  This amount will continue to decrease as the population of participants entitled to medical benefits declines and as death benefits are paid out.

Since the December 2000 approval of the reorganization plan, the Company has been negotiating with the Bankruptcy Court-appointed Official Committee of Retirees (“OCR”) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.   In an adversary claim hearing in the Bankruptcy Court held on April 12, 2006, the Court accepted the Company’s proposal to establish a Voluntary Employees’ Beneficiary Association (“VEBA”) to fund retirees’ future medical and death benefits in the present value amount of approximately $6.1 million.  The present value pension obligation of $0.3 million will continue to be funded directly by the Company.  As of March 31, 2007, the Company had an accrued liability of $6.4 million.  The VEBA was established and funded by the Company in the amount of  approximately $6.1 million effective April 30, 2007.

Furthermore, according to the terms of the Bankruptcy Court decision, after the VEBA has been in place for five years, the Company will be required to undertake an actuarial analysis of the projected net present value of benefits remaining to be paid out.  If the remaining VEBA fund amount is then not sufficient to pay the estimated present value of future benefits obligations, then the Company will be required to contribute the estimated shortfall amount to the VEBA fund.  It is not possible to predict at this time whether a shortfall in the VEBA fund will exist after a period of five years and, if so, the required amount of the Company’s contribution  for the shortfall.

9.             New Accounting Standards

In June 2006, the Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.   We adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect as a result of applying FIN 48. No adjustment was made to retained earnings on our opening balance sheet.

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since the Plan of Reorganization of Old Kaiser under Chapter 11 of the Bankruptcy Code became effective on December 18, 2000, we have completed the initial bankruptcy distributions to allowed claimholders, continued to progress in resolving remaining outstanding bankruptcy claims, managed our remaining assets, wound down unnecessary elements of previous activities and corporate structure, redeemed all of the New Preferred shares outstanding and formed two new business opportunities, KAMS and MS Builders Insurance Company. We do not expect future revenues from our KAMS subsidiary as we ceased active operations of that subsidiary as of June 30, 2006.

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

•                  We own a captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of May 11, 2007, MS Builders Insurance Company has not written any policies.

•                  We have an ongoing obligation to fund a capped post-employment medical and death benefit plan for a fixed group of retirees.  Effective April 30 , 2007, a VEBA has been established in the amount of $6.1 million to cover these obligations.  We have a one-time obligation to fund any shortfall in the VEBA, as described in Note 8 to the unaudited consolidated financial statements included in Item 1 of Part I Financial Statements, of this report.

Outlook

Potential Kaiser-Hill Distribution.  As we look forward, a significant factor in determining the value of our Common Stock is the closeout performance of Kaiser-Hill and the completion of the U.S. Government’s related project audits.

On October 13, 2005, Kaiser-Hill declared physical completion of the clean up and closure of the DOE’s Rocky Flats site.  On December 8, 2005, the DOE accepted the physical completion in accordance with the contract.  The projected total fee to be earned pursuant to the contract is estimated to be $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  As of May 11, 2007, Kaiser-Hill had received $510.8 million of such fee from the DOE.

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

As of May 11, 2007, Kaiser-Hill has withheld approximately $3.6 million from distribution to provision against potential risks associated with U.S. Government audits. We expect to receive our 50% share of any distribution of such funds by Kaiser-Hill.

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

Proposed Reverse Split. Our Kaiser Common Stock is currently registered under the Securities Exchange Act of 1934 (the “Exchange Act”), and consequently we are subject to reporting obligations of the Exchange Act.  In special meetings on March 31, 2005, and June 20, 2005, our Board unanimously approved a 1-for-20 reverse split of the Kaiser Common Stock. Implementation of the 1-for-20 reverse split was held in abeyance pending the resolution of an outstanding claim in bankruptcy court involving the former stockholders of ICT Spectrum, a corporation acquired by a merger with a subsidiary of Kaiser International’s predecessor in 1998.  On October 19, 2005, we entered into a settlement agreement with the representatives of the former stockholders of ICT Spectrum and on December 6, 2005, the Bankruptcy Court approved the proposed settlement agreement.

The Board discussed the potential reverse split on several occasions during 2006 and the first quarter of 2007 and has determined to recommence pursuing the proposed 1-for-20 reverse split.

Proceeding with a 1-for-20 reverse split requires that we amend the Company’s Certificate of Incorporation, which requires stockholder approval.  The Company intends to submit the charter amendment for approval by the Company’s stockholders at the Annual Meeting of Stockholders scheduled for June 27, 2007.

The Company filed a preliminary proxy statement on May 1, 2007, which included information regarding the reverse split. If a proposal to amend the Company’s Certificate of Incorporation is included in the agenda of the Annual Meeting of Stockholders, to be held on June 27, 2007, details about the reverse split will be included in the definitive proxy materials delivered to our stockholders in connection with such meeting.  It is anticipated that such a reverse split would reduce the number of record holders of Kaiser Common Stock to below 300, which would allow us to terminate our reporting obligations under the Exchange Act and continue operations as a non-reporting company.  In that event, we would file a Form 15 with the SEC.  Upon filing of the Form 15, our reporting obligations under the Exchange Act would be suspended , meaning that we would no longer be required to file with the SEC certain reports and forms, including Forms 10-K, 10-Q and 8-K and proxy statements.  In such event, thereafter, the Company would provide information about its quarterly and annual financial results to its remaining stockholders by other means, such as through its website.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.   We adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect as a result of applying FIN 48. No adjustment was made to retained earnings on our opening balance sheet.

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Gross Revenues

Gross revenues were $0.0 million for the quarter ended March 31, 2007.  The Company’s gross revenues of $0.1 million for the quarter ended March 31, 2006, are directly attributable to the operations of KAMS.  Gross revenues of KAMS decreased in 2007 due to the wind-down and completion of work at the DOE’s Rocky Flats site, at which KAMS provided services. Future revenue is not expected from our KAMS subsidiary. Gross revenues in the quarter ended March 31, 2006, from KAMS operations resulted primarily from the performance of laboratory audits and data validation services.

Equity Income (Loss) In Earnings of Joint Venture

Our current primary remaining source of income is our 50% ownership in Kaiser-Hill. We own Kaiser-Hill equally with CH2M Hill. The financial information contained herein for Kaiser-Hill is reflected on the equity basis.

Contract Provisions for Revenue and Performance Award

Kaiser-Hill’s contract with the DOE provides that Kaiser-Hill earn revenue equal to the actual cost of physical completion plus a performance fee.  The performance fee is determined based on (1) Kaiser-Hill’s cost to complete the site closure, which must be within the range of $3.1 billion and $4.9 billion, (2) the schedule of physical completion, which must be before 2007 and (3) Kaiser-Hill’s safety performance.  On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  At the time of declaration of physical completion on October 13, 2005, Kaiser-Hill’s cost estimate to complete the project remained at $3.44 billion, which resulted in a performance fee payable to Kaiser-Hill projected to be $510.9 million, of which $255.0 million had previously been received.  On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million.  On January 11, 2006, Kaiser-Hill received payment for all remaining fees except the retained amount.  As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser-Hill.  On April 14, 2006, $4.9 million of the remaining $5.0 million retention was released to Kaiser-Hill by DOE.  It cannot be determined at this time what portion of the remaining $0.1 million DOE retention balance will ultimately be released and when (if ever) such a release would occur.  On June 30, 2006, the Company received an additional $5.0 million cash distribution from Kaiser-Hill.  On February 27, 2007, the Company received another $1.5 million cash distribution from Kaiser-Hill.  As of May 11, 2007, Kaiser-Hill had received $510.8 million of the $510.9 million fee due from the DOE pending completion of the closeout phase of the contract.

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

Kaiser-Hill recognized a substantial amount of the fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Affiliates in its consolidated statement of operations for the year ended December 31, 2005. For the three months ended March 31, 2007 and March 31, 2006, we reported no income from our 50% ownership in Kaiser-Hill. In the future, we may have additional income from Kaiser-Hill to report to the extent Kaiser-Hill releases certain retained reserve amounts, as mentioned above.

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

Fee payments made by the DOE to Kaiser-Hill, less certain non-reimbursable costs and reserve and retention amounts, have been distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by DOE pursuant to applicable Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could total approximately 15% to 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  From Kaiser-Hill’s inception through May 11, 2007, Kaiser-Hill had distributed $194.2 million in cash to each of its two owners.

As of May 11, 2007, Kaiser-Hill has withheld approximately $3.6 million from distribution to provision against potential risks associated with U.S. Government audits.  As discussed above, Kaiser-Hill also may receive an additional $0.1 million that has been retained by DOE.  The Company expects to receive its 50% share of any future distributions of such funds by Kaiser-Hill.

The Company received distributions in the aggregate amount of $85.0 million from Kaiser-Hill during 2006.  As a result, the Company had reduced its investment in Kaiser-Hill on its balance sheet by $85.0 million as of December 31, 2006.  On February 27, 2007, the Company received another $1.5 million cash distribution from Kaiser-Hill.  The Company has further reduced its investment in Kaiser-Hill on its balance sheet by $1.5 million as of March 31, 2007.

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

Administrative Expenses

Administrative expenses for the three months ended March 31, 2007 were $1.0 million, a decrease of $0.4 million compared to the three months ended March 31, 2006, which is due primarily to a decrease in legal fees and salaries.

Our cost to provide certain on-going post-retirement medical benefits to a fixed number of retirees is also treated as an administrative expense. In the three month periods ended March 31, 2007 and 2006, the expenses related to this plan were $0.2 million and $0.3 million, respectively.

 Interest Income

Interest income for the three months ended March 31, 2007 was $0.5 million, which represents an increase of $0.3 million compared to the three months ended March 31, 2006.

Income Tax Benefit/Expense

We recorded an income tax benefit of $0.3 million on operating loss from continuing operations of $0.5 million during the three months ended March 31, 2007. Our effective income tax rate of 62% for the three months ended March 31, 2007, primarily reflects the non-taxability of certain income for federal income tax purposes. For the three months ended March 31, 2006, we recorded an income tax benefit of $0.8 million on operating loss from continuing operations of $1.3 million. Our effective tax rate of 59% for the three months ended March 31, 2006 reflects the non-taxability of certain income for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $0.5 million of cash during the three months ended March 31, 2007 compared to $29.0 million for the three months ended March 31, 2006. The $28.5 million decrease in the use of cash for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, was primarily due to a decrease in income tax payments made in 2007 compared to 2006.

Investing Activities

We received $1.5 million in distributions from Kaiser-Hill during the three months ended March 31, 2007 compared to $80.0 million during the three months ended March 31, 2006. The DOE accepted physical completion in accordance with the Rocky Flats Contract in the last quarter of 2005 and Kaiser-Hill received all remaining project fees except for the DOE retention amount of $5.0 million in the quarter ended March 31, 2006 resulting in the $80 million cash distribution to us during the first quarter of 2006.

Financing Activities

During the three months ended March 31, 2007, we used $10.8 million of cash to pay a cash dividend to our common stockholders.   For the three months ended March 31, 2006, we engaged in no financing activities.

Liquidity and Capital Resource Outlook

We currently have no debt. We continue to finance the bankruptcy distribution requirements and follow-on working capital needs in part through the use of the available cash and distributions from Kaiser-Hill. Based on (i) current expectations for operating activities and results, (ii) expected Kaiser-Hill distributions, (iii) our current available cash position, (iv) recent trends and projections in liquidity and capital needs, (v) current expectations of total allowed claims upon the completion of the bankruptcy proceedings, and (vi) estimate of amounts necessary to satisfy our obligation to provide future benefits to a fixed group of retirees, management believes we have sufficient liquidity to cover our future operating needs and income tax requirements.  We have established and funded a VEBA in the amount of approximately $6.1 million effective April 30, 2007.

Other Matters

We have various obligations and liabilities from our continuing operations, including general overhead expenses in connection with maintaining, operating and winding down the various entities. Additionally, we believe contingent liabilities may exist in the areas described in Note 8 to the Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) ) that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3, “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2006. For a discussion of material developments with respect to such legal proceedings during the quarter ended March 31, 2007, see Note 8 of the Notes to Consolidated Financial Statements included in Part I hereof.

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

Our long-term future profitability will be dependent, to a significant degree, on the extent to which we carry out activities other than through Kaiser-Hill, particularly since Kaiser-Hill has entered the closeout phase of its contract with the DOE and we have received most of the funds we expect to receive from our investment in Kaiser-Hill. Unless and until we further develop plans for such operations, we are unable to determine either the amount of risk that future operations will involve or whether we have the ability to realize long-term profitability.  The business opportunities we have begun to explore, such as completion of the process to enable MS Builders Insurance Company to offer derivative captive insurance services, are in the development stage, are dependent to some extent on external market factors, may take a long time to develop, and may never be profitable or successful at all.  Since June 30, 2006, KAMS has generated no revenues and we may have similar experiences with other business opportunities that we undertake.  We currently have no active operations and are exploring potential acquisition and other strategic opportunities. However, we may not be able to identify attractive acquisition or strategic opportunities for our company.  In addition, efforts we make to develop business operations separate from Kaiser-Hill may involve start-up activities with risks specific to activities of this type, or may involve activities with which we are not familiar, any of which may adversely impact our financial condition, cash flow and operating results.  A decrease in our cash flows and operating results could result in a decrease in the value of our common stock.

We have had to, and may continue to have to, draw down existing cash balances to fund current operating cash needs.

In light of physical completion of Kaiser-Hill’s contract with the DOE, until and unless the Company is successful in developing a new revenue base through new commercial activities or undertakings, it is anticipated that the Company will need to rely on existing cash balances to fund its continuing operations, including overhead costs.  For the quarter ended March 31, 2007, the Company generated $0.0 million in gross revenues and $0.5 million in interest income while generating operating losses of $1.0 million, which were funded by cash on hand.  This draw down in cash balances could result in a decrease in the value of Kaiser Common Stock.  Furthermore, if the Company does not establish new operating activities, its existing cash balances could become insufficient to satisfy its overhead costs.  The Company has not identified an attractive potential acquisition or strategic opportunity in the last year, and management cannot predict if and when such an opportunity may arise.  In the meantime, the Company generated no revenues in the first quarter of 2007 and the second half of 2006, from KAMS.  If the Company does not begin to generate revenues again, it will continue to operate at a loss and will be required to fund all of its operating costs with cash on hand.

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

Furthermore, our common stock is currently traded on the Pink Sheets. Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors, and if we deregister our common stock, the number of potential investors may be reduced further.  The market for our common stock has been relatively illiquid in the past, and deregistration may make it even more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Additionally, there can be no assurance that our Common Stock  will continue to trade on the Pink Sheets.

We may be unsuccessful funding the benefits funding plan to satisfy our obligation to provide future benefits to a fixed group of retirees.

The Company remains obligated to continue to fulfill the provisions of Old Kaiser’s previously curtailed benefits plan, which provides certain medical and death benefits to a group of retirees.  All of the benefits derived from the plan are fully covered by the Company’s self-insurance.

Since the December 2000 approval of the reorganization plan, the Company has been negotiating with the  Official Committee of Retirees (“OCR”) appointed by the Bankruptcy Court to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.   In an adversary claim hearing in the Bankruptcy Court held on April 12, 2006, the Bankruptcy Court accepted the Company’s proposal to establish a Voluntary Employees’ Beneficiary Association(“VEBA”) to fund retirees’ future medical and death benefits in the present value amount of approximately $6.1 million.  The present value pension obligation of $0.3 million will continue to be funded directly by the Company.  Effective April 30, 2007, the VEBA was established and funded in the amount of approximately  $6.1 million.

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

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  Kaiser-Hill has withheld approximately $3.6 million from the DOE final distribution, pending resolution of certain financial and administrative contract closeout issues, including those associated with the potential risks arising from U.S. Government audits.  It is possible that there will be disputes between the U.S. Government and Kaiser-Hill as to how these issues should be addressed and dealt with.  Such disputes could delay or reduce future distributions of cash from Kaiser-Hill to the Company and could cause a decrease in the value of our common stock.

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
Date: May 14, 2007

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