Form 10-Q
period 2007-06-30
KAISER GROUP HOLDINGS INC
filed 2007-08-14
CIK 856200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, there were 1,790,890 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,359	$55,779
Certificates of deposit	200	1,268
Marketable securities — available for sale	9,175	9,175
Restricted cash and cash equivalents	3,417	3,332
Accounts receivable	—	35
Prepaid expenses and other current assets	275	471
Income taxes receivable	11,329	8,452
Total Current Assets	64,755	78,512

Other Assets
Investments in and advances to joint venture	778	2,278
Investment in affiliates	2,800	2,800
Deferred tax asset	437	2,909
Total Other Assets	4,015	7,987
Total Assets	$68,770	$86,499

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$219	$168
Post-retirement benefit plan obligation	321	6,468
Other accrued expenses	2,792	3,001
Dividend payable on common stock	—	10,745
Total Current Liabilities	3,332	20,382

Commitments and Contingencies

Common stock, par value $0.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,790,890 shares at June 30, 2007 and December 31, 2006, respectively	18	18
Capital in excess of par	11,796	11,796
Retained earnings	53,584	54,263
Accumulated other comprehensive income	40	40
Total Shareholders’ Equity	65,438	66,117
Total Liabilities and Shareholders’ Equity	$68,770	$86,499

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended June 30		For the Six Months Ended June 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006

Gross Revenue.	$—	$119	$—	$222
Labor and subcontract costs.	—	268	—	505
Service Loss.	—	(149)	—	(283)
Operating Expenses
Administrative expenses.	1,053	1,214	2,052	2,619
Reserve for contract losses .	—	3,000	—	3,000
Operating Loss.	(1,053)	(4,363)	(2,052)	(5,902)
Other Income:
Interest income.	471	537	968	766
Loss Before Income Tax	(582)	(3,826)	(1,084)	(5,136)
Income tax benefit	90	1,645	405	2,418
Loss Applicable to Common Shareholders.	($492)	($2,181)	($679)	($2,718)
Basic and Diluted Loss Per Common Share:
Net Loss Per Share	($0.27)	($1.22)	($0.38)	($1.52)
Weighted average shares for basic and diluted loss per common share.	1,791	1,791	1,791	1,790

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months ended June 30,
	2007	2006
	(unaudited)
Operating Activities:
Net loss.	($679)	($2,718)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	2,472	(2,218)
Writedown of contract receivable	—	3,000
Changes in operating assets and liabilities:
Account receivables	35	115
Prepaid expenses and other current assets.	196	(112)
Accounts payable and accrued expenses.	(6,305)	(446)
Income taxes receivable	(2,877)	—
Income taxes payable.	—	(32,010)
Other operating activities	(85)	23
Net Cash Used in Operating Activities	(7,243)	(34,366)
Investing Activities:
Maturity of certificates of deposit .	1,068	—
Distributions from 50% Owned Joint Venture	1,500	85,000
Net Cash Provided by Investing Activities	2,568	85,000
Financing Activities:
Dividends Paid	(10,745)	—
Net Cash Used in Financing Activities.	(10,745)	—
(Decrease) Increase in Cash and Cash Equivalents.	(15,420)	50,634
Cash and Cash Equivalents at Beginning of Period.	55,779	14,633
Cash and Cash Equivalents at End of Period.	$40,359	$65,267

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the June 30, 2007 financial statements.

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

As of June 30, 2007, apart from resolving remaining bankruptcy claims, the Company had only a limited number of activities, assets and liabilities, primarily consisting of:

•                  the ownership of a 50% interest in Kaiser-Hill Company, LLC (“Kaiser-Hill”), which serves as the general contractor at the U.S. Department of Energy’s (“DOE”) Rocky Flats site near Denver, Colorado for the performance of a contract for the closure of the site (the “Closure Contract”) (See Note 4).

•                  the closeout of a completed contract for the engineering and construction of a steel mini-mill in the Czech Republic for Nova Hut (“Nova Hut”) (See Note 7).

•                  a wholly-owned captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, the Company received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of June 30, 2007, MS Builders Insurance Company has not written any policies.

•                  a contingent obligation to add funds to a capped, post-retirement medical benefit plan for a fixed number of retirees that is currently being funded through a Voluntary Employee Beneficiary Association Plan established and funded by the Company in the amount of approximately $6.1 million, effective April 30, 2007 (See Note 7).

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

Pursuant to the terms of the Plan of Reorganization, the Company was required to complete its initial bankruptcy distribution within 120 days of the Effective Date.  Accordingly, to satisfy approximately $136.8 million of allowed Class 4 claims, the Company effected its initial distribution on April 17, 2001.  The amount of unresolved Class 4 claims remaining at April 17, 2001 was approximately $130.5 million. To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (“ADR”) procedure whereby the remaining claimants and Old Kaiser produced limited supporting data relative to their respective positions and engaged in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, approximately $130.3 million of asserted Class 4 claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $3.0 million and issuances of 683 shares of New Preferred (all of which have been redeemed) and 823 shares of Kaiser Common Stock.  As of June 30, 2007, the aggregate amount of unresolved claims was approximately $0.2 million and is recorded as a component of other accrued expenses on the Company’s consolidated balance sheet.

The equity class of claims recognized in the Old Kaiser bankruptcy are “Class 5” claims, consisting of holders of Old Kaiser common stock (“Old Common”) and other “Equity Interests” as defined in the Plan of Reorganization. The Plan of Reorganization provides that holders of Equity Interests receive a number of shares of Kaiser Common Stock equal to 17.65% of the number of shares of Kaiser Common Stock issued to allowed Class 4 claimants. In the initial distribution, one share of Kaiser Common Stock was issued for each 96 shares of previously outstanding Old Common.  During 2005, the Company settled a significant Class 5 claim asserted by the former stockholders of ICT Spectrum Constructors, Inc. (“ICT Spectrum”), which Old Kaiser had acquired in 1998, and issued an aggregate of 175,003 additional shares of Kaiser Common Stock to such claimants pursuant to the settlement. With the settlement of the ICT Spectrum Class 5 claim and the subsequent issuance of 175,003 shares of Kaiser Common Stock to such claimants, no Class 5 claims remain unresolved at June 30, 2007.

As of June 30, 2007, the aggregate amount of unresolved claims was approximately $0.2 million and is  recorded as a component of other accrued expenses on the Company’s consolidated balance sheet.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.  The Company expects to resolve the remaining claims by the end of 2007.  Upon such final resolution, the Company expects to take the necessary steps to close the bankruptcy cases.  Upon such closing, the Bankruptcy Court would no longer be involved in the administration of the Company’s affairs, and the Company’s obligation to pay certain fees and submit periodic reports to the Bankruptcy Court would be terminated.  Since closing of the cases requires resolution of all outstanding matters and such resolution is somewhat out of the Company’s control, there is a possibility that the cases will not be closed within the anticipated time period.

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

4.             Investment in and Advances to Joint Venture

The Company’s net investment in and advances to joint venture totaled $0.8 million and $2.3 million at June 30, 2007 and December 31, 2006, respectively and consisted solely of the Company’s investment in the Kaiser-Hill.  The Company accounts for its 50% ownership in the Kaiser-Hill investment using the equity method.

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the Closure Contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million.  On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount. The project total fee expected to be earned by Kaiser-Hill pursuant to the Contract is $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  Through August 10, 2007, Kaiser-Hill has received $510.8 million of such fee from the DOE.

Kaiser-Hill recognized a substantial amount of fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Joint Venture in the Company’s consolidated statement of operations for the year ended December 31, 2005.  As a result, upon the receipt of the $80.0 million cash distribution from Kaiser-Hill on March 1, 2006, and the receipt of $5.0 million distributed from Kaiser-Hill on June 30, 2006, the Company made a corresponding reduction of $85.0 million in its investment in Kaiser-Hill on its balance sheet as of December 31, 2006. The Company received an additional distribution of $1.5 million from Kaiser-Hill on February 27, 2007, and made a corresponding reduction of $1.5 million in its investment in Kaiser-Hill on its consolidated balance sheet as of June 30, 2007.

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

5.             Investment in Affiliates

In 1997, the Company purchased a 4% ownership interest in a limited liability company (“the LLC”) that leases the land and owns the buildings where the Company’s corporate headquarters are located.  Effective October 28, 2000, the Company negotiated a settlement with the other owners of the LLC resolving various issues between the Company and the other owners.  As a part of that resolution, the Company fixed the maximum amount of potential future recovery of the investment, upon sale or refinancing of the property at $2.8 million.  At June 30, 2007 and December 31, 2006, the recorded amount of the investment remained unchanged.

6.             Common Stock

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

Nova Hut

On May 16, 2006, the Company was informed that an arbitration panel formed under the auspices of the International Chamber of Commerce (“ICC”) issued a ruling in the arbitration proceeding initiated by its subsidiary, Kaiser Netherlands B.V. (“Kaiser Netherlands”) concerning the steel mini-mill that was constructed by Kaiser Netherlands for Nova Hut, a.s. (now Mittal Steel Ostrava, a.s.) (“Nova Hut”) in Ostrava, the Czech Republic.  The decision by the arbitration panel is not appealable.  After calculation of claim and counter-claim award amounts as decided by the ICC arbitration panel, the net balance award against Kaiser Netherlands, including legal cost and interest amounts, is approximately $4.1 million in favor of Nova Hut.  The Company does not believe that Nova Hut has recourse to the Company to collect this award amount.  However,  Nova Hut has submitted a court filing in The Netherlands to enforce the award against Kaiser Netherlands which has limited assets.

The Company continues to evaluate its remaining options against Nova Hut and the International Finance Corporation (“IFC”).  Among the options being considered are the filing of independent arbitration claims by the Company (as opposed to Kaiser Netherlands) against Nova Hut and the IFC in accordance with prior rulings of the Bankruptcy Court.  The Bankruptcy Court has entered an order staying the Company’s claim against the IFC pending submission of the dispute to arbitration.  Similarly, the Bankruptcy Court has entered an order staying the Company’s bankruptcy claim against Nova Hut pending arbitration.  The Company recently filed a motion with the Bankruptcy Court to secure discovery against Nova Hut and the IFC, pending the initiation of international arbitration proceedings by the Company as previously ordered by the Bankruptcy Court.  In a combined hearing held in Delaware on April 25, 2007, the Bankruptcy Court denied the Company’s motion for discovery in advance of the initiation of separate arbitration proceedings against the IFC and Nova Hut, respectively.  The Company has filed a motion with the District Court seeking appeal of the Bankruptcy Court’s denial of the Company’s discovery motion.

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

Kaiser-Hill

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  DOE has reviewed Kaiser-Hill’s declaration as required under the Closure Contract. On December 8, 2005, the DOE accepted the physical completion declaration in accordance with the Closure Contract. The projected total fee to be earned pursuant to the Closure Contract is expected to be $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  As of August 10, 2007, Kaiser-Hill has received $510.8 million of such fee from the DOE.  A substantial portion of the received fee remains subject to audit.

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

As the contract between Kaiser-Hill and the DOE is cost-reimbursable in nature, the costs invoiced by Kaiser-Hill for reimbursement by the DOE are subject to audit by the U.S. government.  Also since the inception of Kaiser-Hill, the Company invoiced certain management oversight costs to Kaiser-Hill. These Company-invoiced management oversight costs to Kaiser-Hill have been reviewed by the DOE and remain subject to final approval. Government audits at Kaiser-Hill are ongoing.  Although Kaiser-Hill and the Company have historically provided for their estimates of disallowed costs on cost-reimbursable contracts, uncertainties exist with regard to whether government audits will result in any disallowed costs needing to be refunded to the government customer.  The continued adequacy of provisions for reserves with regard to unallowable costs is reviewed regularly.

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

As of August 10, 2007, Kaiser-Hill has withheld approximately $3.6 million from distribution to provision against potential risks associated with U.S. Government audits.  At this time, it is not possible to predict the number of years that will be required to complete the government audit process.  The Company expects to receive its 50% share of any distribution of such funds from Kaiser-Hill.

Post-Retirement Benefit Plan Obligation

In accordance with the terms and provisions of the Plan of Reorganization for Old Kaiser, the Company remains obligated to continue to fulfill the provisions of Old Kaiser’s previously curtailed benefits plan, which provides certain medical, retirement, and death benefits to a group of retirees.  The Company was self-insured for all benefits payable under the plan.

Since the December 2000 approval of the reorganization plan, the Company had been negotiating with the Bankruptcy Court-appointed Official Committee of Retirees (“OCR”) to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.   In an adversary claim hearing in the Bankruptcy Court held on April 12, 2006, the Court accepted the Company’s proposal to establish a Voluntary Employees’ Beneficiary Association (“VEBA”) to fund retirees’ future medical and death benefits in the present value amount of approximately $6.1 million.  The present value pension obligation of $0.3 million will continue to be funded directly by the Company.  As of March 31, 2007, the Company had an accrued liability of $6.4 million.  The VEBA was established and funded by the Company in the amount of  approximately $6.1 million effective April 30, 2007. Through April 30, 2007, the benefits had been funded by the Company through a claims administrator.

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

8.             New Accounting Standards

In June 2006, the Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.   We adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect as a result of applying FIN 48. No adjustment was made to retained earnings on our opening consolidated balance sheet.

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. The Company is currently evaluating the impact the adoption of this statement will have on its consolidated financial statements.

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

•                  We own a captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of August 10, 2007, MS Builders Insurance Company has not written any policies.

•                  We have an ongoing obligation to fund a capped post-employment medical, pension, and death benefit plan for a fixed group of retirees.  Effective April 30 , 2007, a VEBA has been established in the amount of $6.1 million to cover the medical and death benefit obligations.  We have a one-time obligation to fund any shortfall in the VEBA, as described in Note 7 to the unaudited consolidated financial statements included in Item 1 of Part I Financial Statements, of this report. We will continue to fund the present value pension obligation of $0.3 million directly.

Outlook

Potential Kaiser-Hill Distribution.  As we look forward, a significant factor in determining the value of our Common Stock is the closeout performance of Kaiser-Hill and the completion of the U.S. Government’s related project audits.

On October 13, 2005, Kaiser-Hill declared physical completion of the clean up and closure of the DOE’s Rocky Flats site.  On December 8, 2005, the DOE accepted the physical completion in accordance with the contract.  The projected total fee to be earned pursuant to the contract is estimated to be $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  As of August 10, 2007, Kaiser-Hill had received $510.8 million of such fee from the DOE.

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

As of August 10, 2007, Kaiser-Hill has withheld approximately $3.6 million from distribution to provision against potential risks associated with U.S. Government audits. We expect to receive our 50% share of any distribution of such funds by Kaiser-Hill.

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

Potential Deregistration of Common Stock. Our Kaiser Common Stock is currently registered under the Securities Exchange Act of 1934 (the “Exchange Act”), and consequently we are subject to reporting obligations of the Exchange Act.

The Company’s Board of Directors continues to assess the costs and benefits associated with continuing as a public company versus pursuing a reverse split or other transactions designed to enable the Company to reduce the number of record holders of Kaiser Common Stock to below 300, which would allow us to terminate our reporting obligations under the Exchange Act and continue operations as a non-reporting company.  In that event, we would file a Form 15 with the SEC.  Upon filing of the Form 15, our reporting obligations under the Exchange Act would be suspended, meaning that we would no longer be required to file with the SEC certain reports and forms, including Forms 10-K, 10-Q and 8-K and proxy statements.  In such event, thereafter, the Company would provide information about its quarterly and annual financial results to its remaining stockholders by other means, such as through its website.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.   We adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect as a result of applying FIN 48. No adjustment was made to retained earnings on our opening consolidated balance sheet.

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to existing accounting pronouncements that require or permit fair value measurements in which FASB had previously concluded fair value is the most relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption encouraged. The Company is currently evaluating the impact the adoption of this statement will have on its consolidated financial statements.

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

RESULTS OF OPERATIONS

Gross Revenues

We had no gross revenues for the three and six month periods ended June 30, 2007. For the comparable periods of 2006, gross revenues were $0.1 million and $0.2 million, respectively.  The Company’s gross revenues reported for the first quarter and first six months in 2006 are directly attributable to the operations of KAMS.  Gross revenues of KAMS decreased in 2007 due to the wind-down and completion of work at the DOE’s Rocky Flats site, at which KAMS provided services. Future revenue is not expected from our KAMS subsidiary. Gross revenues in the quarter ended June 30, 2006, and in the six month period ended June 30, 2006, from KAMS operations resulted primarily from the performance of laboratory audits and data validation services.

Equity Income (Loss) In Earnings of Joint Venture

Our current primary remaining source of income is our 50% ownership in Kaiser-Hill. We own Kaiser-Hill equally with CH2M Hill. The financial information contained herein for Kaiser-Hill is reflected on the equity basis.

Contract Provisions for Revenue and Performance Award

Kaiser-Hill’s contract with the DOE provides that Kaiser-Hill earn revenue equal to the actual cost of physical completion plus a performance fee.  The performance fee is determined based on (1) Kaiser-Hill’s cost to complete the site closure, which must be within the range of $3.1 billion and $4.9 billion, (2) the schedule of physical completion, which must be before 2007 and (3) Kaiser-Hill’s safety performance.  On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  At the time of declaration of physical completion on October 13, 2005, Kaiser-Hill’s cost estimate to complete the project remained at $3.44 billion, which resulted in a performance fee payable to Kaiser-Hill projected to be $510.9 million, of which $255.0 million had previously been received.  On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million.  On January 11, 2006, Kaiser-Hill received payment for all remaining fees except the retained amount.  As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser-Hill.  On April 14, 2006, $4.9 million of the remaining $5.0 million retention was released to Kaiser-Hill by DOE.  It cannot be determined at this time what portion of the remaining $0.1 million DOE retention balance will ultimately be released and when (if ever) such a release would occur.  On June 30, 2006, the Company received an additional $5.0 million cash distribution from Kaiser-Hill.  On February 27, 2007, the Company received another $1.5 million cash distribution from Kaiser-Hill.  As of August 10, 2007, Kaiser-Hill had received $510.8 million of the $510.9 million fee due from the DOE pending completion of the closeout phase of the contract.

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

Kaiser-Hill recognized a substantial amount of the fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Affiliates in its consolidated statement of operations for the year ended December 31, 2005. For the three and six  months ended June 30, 2007, we reported no income from our 50% ownership in Kaiser-Hill. In the future, we may have additional income from Kaiser-Hill to report to the extent Kaiser-Hill releases certain retained reserve amounts, as mentioned in “—the Outlook” above.

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

Fee payments made by the DOE to Kaiser-Hill, less certain non-reimbursable costs and reserve and retention amounts, have been distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by DOE pursuant to applicable Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could total approximately 15% to 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  From Kaiser-Hill’s inception through August 10, 2007, Kaiser-Hill had distributed $194.2 million in cash to each of its two owners.

As of August 10, 2007, Kaiser-Hill has withheld approximately $3.6 million from distribution to provision against potential risks associated with U.S. Government audits.  As discussed above, Kaiser-Hill also may receive an additional $0.1 million that has been retained by DOE.  The Company expects to receive its 50% share of any future distributions of such funds by Kaiser-Hill.

The Company received distributions in the aggregate amount of $85.0 million from Kaiser-Hill during 2006.  As a result, the Company had reduced its investment in Kaiser-Hill on its balance sheet by $85.0 million as of December 31, 2006.  On February 27, 2007, the Company received another $1.5 million cash distribution from Kaiser-Hill.  The Company has further reduced its investment in Kaiser-Hill on its consolidated balance sheet by $1.5 million as of March 31, 2007.

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

Administrative Expenses

Administrative expenses for the three months and six months ended June 30, 2007 were $1.1 million and $ 2.1 million, respectively, a decrease of $0.1 million and $0.5 million, respectively, compared to the three and six months ended June 30, 2006, which is due primarily to a decrease in legal fees and salaries.

Our cost to provide certain on-going post-retirement medical benefits to a fixed number of retirees is also treated as an administrative expense. In the three and six month periods ended June 30, 2007, the expenses related to this plan were $0.1 million and $0.3 million, respectively, compared to $0.3 million and $0.6 million for the three and six month periods ended June 30, 2006.

 Interest Income

Interest income for the three and six months ended June 30, 2007 was  $0.5 million and $1.0 million, respectively, which represents an increase of $0.0 million and $0.2 million, respectively, compared to the three and six month period ended June 30, 2006.

Income Tax Benefit/Expense

We recorded an income tax benefit of $0.1 million and $0.4 million on operating loss from continuing operations of $0.6 million and $1.1 million, respectively, during the three and six months ended June 30, 2007. Our effective income tax rates of 15%  and 37%, respectively, for the three and six months ended June 30, 2007, reflect realizable value of income taxes receivables and the non-taxability of certain income for federal income tax purposes. For the three and six months ended June 30, 2006, we recorded an income tax benefit of $1.6 million and $2.4 million, respectively, on operating loss from continuing operations of $3.8 million and $5.1 million, respectively. Our effective tax rates of 43% and 47% for the three and six months ended June 30, 2006, reflect the non-taxability of certain income for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $7.2 million of cash during the six months ended June 30, 2007, compared to $34.4 million for the six months ended June 30, 2006. The $27.2 million decrease in the use of cash for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, was primarily due to a decrease in income tax payments made in 2007 compared to 2006.

Investing Activities

We received $2.6 million from investing activities during the six months ended June 30, 2007, including proceeds from the maturity of a certificate of deposit and a $1.5 million distribution from Kaiser-Hill, compared to $85.0 million received for the six months ended June 30, 2006. The DOE accepted physical completion in accordance with the Rocky Flats Contract in the last quarter of 2005 and Kaiser-Hill received all remaining project fees except for the DOE retention amount of $0.1 million in the quarter ended June 30, 2006, resulting in the $85 million cash distribution to us during the first six months of 2006.

Financing Activities

During the six months ended June 30, 2007, we used $10.8 million of cash to pay a cash dividend to our common stockholders.   For the six months ended June 30, 2006, we engaged in no financing activities.

Liquidity and Capital Resource Outlook

We currently have no debt. We continue to finance the bankruptcy distribution requirements and follow-on working capital needs primarily through the use of the available cash. Based on (i) current expectations for operating activities and results, (ii) expected Kaiser-Hill distributions, (iii) our current available cash position, (iv) recent trends and projections in liquidity and capital needs (including funds that may be needed in connection with any potential going private transactions), (v) current expectations of total allowed claims upon the completion of the bankruptcy proceedings, and (vi) estimated amounts necessary to satisfy our obligation to provide future benefits to a fixed group of retirees, management believes we have sufficient liquidity to cover our future operating needs and income tax requirements.  We have established and funded a VEBA in the amount of approximately $6.1 million effective April 30, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) ) that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3, “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2006. For a discussion of material developments with respect to such legal proceedings during the quarter ended June 30, 2007, see Note 7 of the Notes to Consolidated Financial Statements included in Part I hereof.

ITEM 1A. RISK FACTORS

RISK FACTORS RELATING TO KAISER HOLDINGS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and our other periodic filings with the Securities and Exchange Commission and written or oral statements made by our officers and directors to the press, potential investors, securities analysts and others, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather are predictions, and generally can be identified by use of statements that include terms such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or “foresee” or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution, cash availability, stock redemption plans, contract awards and performance, potential acquisitions and joint ventures and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, including those described below, the forward-looking events might or might not occur. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In light of physical completion of Kaiser-Hill’s contract with the DOE, until and unless the Company is successful in developing a new revenue base through new commercial activities or undertakings, it is anticipated that the Company will need to rely on existing cash balances to fund its continuing operations, including overhead costs.  For the quarter ended June 30, 2007, the Company generated $0.0 million in gross revenues and $0.5 million in interest income while generating operating losses of $1.0 million, which were funded by cash on hand.  This draw down in cash balances could result in a decrease in the value of Kaiser Common Stock.  Furthermore, if the Company does not establish new operating activities, its existing cash balances could become insufficient to satisfy its overhead costs.  The Company has not identified an attractive potential acquisition or strategic opportunity in the last year, and management cannot predict if and when such an opportunity may arise.  In the meantime, the Company generated no revenues in the first half of 2007 and the second half of 2006, from KAMS.  If the Company does not begin to generate revenues again, it will continue to operate at a loss and will be required to fund all of its operating costs with cash on hand.

If we deregister our common stock under the Exchange Act,  the amount of information about us that is publicly available will be reduced, and the liquidity of our common stock will further decrease.

Our Board of Directors continues to consider alternatives for terminating the registration of our common stock under the Exchange Act.  If we were to deregister our common stock under the Exchange Act, we would no longer be required to file information with the SEC or provide certain information to our stockholders under the Exchange Act, and many provisions of the Exchange Act would become inapplicable to us.  Therefore, deregistration would substantially reduce the information we would be required to furnish to our stockholders.  We will use available cash to effectuate any transaction designed to enable us to terminate the registration of our common stock under the Exchange Act.

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

Since the December 2000 approval of the reorganization plan, the Company had been negotiating with the  Official Committee of Retirees (“OCR”) appointed by the Bankruptcy Court to design and implement a benefits funding plan that would provide for all retiree benefit obligations going forward.   In an adversary claim hearing in the Bankruptcy Court held on April 12, 2006, the Bankruptcy Court accepted the Company’s proposal to establish a Voluntary Employees’ Beneficiary Association(“VEBA”) to fund retirees’ future medical and death benefits in the present value amount of approximately $6.1 million.  The present value pension obligation of $0.3 million will continue to be funded directly by the Company.  Effective April 30, 2007, the VEBA was established and funded in the amount of approximately  $6.1 million.

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

We have used available cash and interest earned on available cash to meet our cash flow obligations for the past twelve months. We may be unable to generate sufficient funds to meet our cash flow needs in the future.  In the event our cash needs exceed our current estimates, we may not be able to obtain additional capital to meet those needs on favorable terms, or at all.  In particular, due to the reorganization history of Old Kaiser and current financial markets, additional capital may not be available to us.  An inability to gain access to additional capital could also limit our ability to undertake new activities.  Ultimately, an inability to meet our existing obligations or to undertake new activities could adversely impact our cash flow and operating results.  A decrease in our cash flows and operating results could result in a decrease in the value of our common stock.

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

ITEM 5. OTHER INFORMATION

Our Annual Meeting of stockholders will be held in the auditorium at 9302 Lee Highway, Fairfax, VA 22031-1207 on Wednesday, October 31, 2007 at 9:30 a.m. EST. The record date for the determination of shareholders entitled to vote at the Annual Meeting will be September 4, 2007.

Any stockholder wishing to present a proposal to be included in the proxy statement for the 2007 Annual Meeting of Stockholders may submit such proposal in writing to Kaiser Group Holdings, Inc., 9300 Lee Highway, Fairfax, VA 22031-1207.  Such proposals must be received no later than Friday, August 31, 2007.  Submitting a stockholder proposal does not guarantee that we will include it in our proxy statement.

The matters to be discussed at the Annual Meeting will be described in detail in a Proxy Statement to be mailed to stockholders on or about September 30, 2007.

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

4

Form of Put Agreement relating to preferred stock of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

10.1

Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996) (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.2

Amendment No. 1 to Kaiser Group International, Inc. Employee Stock Ownership Plan, effective January 1, 1998 (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.3

Amendment No. 2 to Kaiser Group International, Inc. Employee Stock Ownership Plan, effective January 1, 1996 (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.4

Amendment No. 3 to Kaiser Group International, Inc. Employee Stock Ownership Plan, dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(b)(3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.5

Amendment No. 4 to Kaiser Group International, Inc. Employee Stock Ownership Plan dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.6

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of August 31, 1995, in connection with the ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10.7

ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993, and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on October 15, 1993)

10.8

Amendment No. 1 to ICF Kaiser International, Inc. Retirement Plan, dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

10.9

Amendment No. 2 to ICF Kaiser International, Inc. Retirement Plan, dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

10.10

Amendment No. 3 to ICF Kaiser International, Inc. Retirement Plan, dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

10.11

Amendment No. 4 to ICF Kaiser International, Inc. Retirement Plan, dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.12

Amendment No. 5 to ICF Kaiser International, Inc. Retirement Plan, dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.13

Amendment No. 6 to ICF Kaiser International, Inc. Retirement Plan, dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.14

Amendment No. 7 to ICF Kaiser International, Inc. Retirement Plan, dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

10.15

Amendment No. 8 to ICF Kaiser International, Inc. Retirement Plan, dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on September 6, 2000)

10.16

Amendment No. 9 to ICF Kaiser International, Inc. Retirement Plan, dated June 19, 2003 (Incorporated by reference to Exhibit 10(c)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.17

Amendment No. 10 to ICF Kaiser International, Inc. Retirement Plan, dated March 17, 2004 (Incorporated by reference to Exhibit 10(c)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on May 24, 2004)

10.18

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of August 31, 1995, in connection with the ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10.19

ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993, and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on October 15, 1993)

10.20

Amendment No. 1 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on May 23, 1995)

10.21

Amendment No. 2 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

10.22

Amendment No. 3 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

10.23

Amendment No. 4 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.24

Amendment No. 5 to ICF Kaiser International, Inc. Section 401(k) Plan, dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.25

Amendment No. 6 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

10.26

Amendment No. 7 to ICF Kaiser International, Inc. Section 401(k) Plan, dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

10.27

Amendment No. 8 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 10, 2002 (Incorporated by reference to Exhibit 10(e)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.28

Amendment No. 9 to ICF Kaiser International, Inc. Section 401(k) Plan, dated June 19, 2003 (Incorporated by reference to Exhibit 10(e)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.29

Amendment No. 10 to ICF Kaiser International, Inc. Section 401(k) Plan, dated March 17, 2004 (Incorporated by reference to Exhibit 10(e)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on May 24, 2004)

10.30

Amendment No. 11 to ICF Kaiser International, Inc. Section 401(k) Plan, dated November 11, 2004 (Incorporated by reference to Exhibit 10(e)(11) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on November 15, 2004)

10.31

Amendment No. 12 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 12, 2005 (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 28, 2006)*

10.32

Amendment No. 13 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 30, 2005 (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 28, 2006)*

10.33

Amendment No. 14 to ICF Kaiser International, Inc. Section 401(k) Plan, dated January 18, 2006 (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 28, 2006)*

10.34

Amendment No. 1 to Kaiser Analytical Management Services, Inc. Section 401(k) Plan, dated February 15, 2006 (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 28, 2006)*

10.35

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of March 1, 1989, in connection with the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10.36

Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.37

Modification M116 to Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy , effective March 24, 2004 (Incorporated by reference to Exhibit 10(g)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 30, 2004)

10.38

Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(i) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

10.39

Subcontract between The S.M. Stoller Corporation and Kaiser Group Holdings, Inc., dated June 30, 2004 (Incorporated by reference to Exhibit No. 10(i) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 13, 2004)

10.40

Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit No. 10 to Registration Statement on Form S-8 (Registration No. 333-107912) filed with the Commission on August 13, 2003)*

10.41

Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 18, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)*

10.42

Transition Agreement between Kaiser Group Holdings, Inc. and John T. Grigsby, Jr. effective as of August 31, 2004 (Incorporated by reference to Exhibit 99 to Current Report on Form 8-K (Registration No. 1-12248) filed with the Commission on September 1, 2004)*

10.43

Separation Agreement between Kaiser Group Holdings, Inc. and Marian P. Hamlett effective February 8, 2006 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Registration No. 1-12248) filed with the Commission on February 9, 2006)*

10.44

Executive Employment Agreement between Kaiser Group Holdings, Inc. and Douglas W. McMinn, effective December 4, 2006 (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on March 30, 2007)*

10.45

Executive Employment Agreement between Kaiser Group Holdings, Inc. and Dr. Nicholas Burakow, effective December 4, 2006 (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on March 30, 2007)*

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
Date: August 14, 2007

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

4

Form of Put Agreement relating to preferred stock of Kaiser Group Holdings, Inc. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K (Registrant No. 1-12248) filed with the Commission on December 14, 2000)

10.1

Kaiser Group International, Inc. Employee Stock Ownership Plan (as amended and restated as of January 1, 1996) (Incorporated by reference to Exhibit No. 10(b) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.2

Amendment No. 1 to Kaiser Group International, Inc. Employee Stock Ownership Plan, effective January 1, 1998 (Incorporated by reference to Exhibit No. 10(b)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.3

Amendment No. 2 to Kaiser Group International, Inc. Employee Stock Ownership Plan, effective January 1, 1996 (Incorporated by reference to Exhibit No. 10(b)(2) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.4

Amendment No. 3 to Kaiser Group International, Inc. Employee Stock Ownership Plan, dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(b) (3) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.5

Amendment No. 4 to Kaiser Group International, Inc. Employee Stock Ownership Plan dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(b)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.6

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of August 31, 1995, in connection with the ICF Kaiser International, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit No. 10(c) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10.7

ICF Kaiser International, Inc. Retirement Plan (as amended and restated as of March 1, 1993, and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(d) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on October 15, 1993)

10.8

Amendment No. 1 to ICF Kaiser International, Inc. Retirement Plan, dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(d)(1) to Annual Report on Form 10-K (Registrant No. 1- 12248) filed with the Commission on May 23, 1995)

10.9

Amendment No. 2 to ICF Kaiser International, Inc. Retirement Plan, dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(d)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

10.10

Amendment No. 3 to ICF Kaiser International, Inc. Retirement Plan, dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(d)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

10.11

Amendment No. 4 to ICF Kaiser International, Inc. Retirement Plan, dated April 19, 1999 (Incorporated by reference to Exhibit No. 10(d)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.12

Amendment No. 5 to ICF Kaiser International, Inc. Retirement Plan, dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(d)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.13

Amendment No. 6 to ICF Kaiser International, Inc. Retirement Plan, dated August 30, 1999 (Incorporated by reference to Exhibit No. 10(d)(6) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.14

Amendment No. 7 to ICF Kaiser International, Inc. Retirement Plan, dated April 13, 2000 (Incorporated by reference to Exhibit 10(d)(7) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

10.15

Amendment No. 8 to ICF Kaiser International, Inc. Retirement Plan, dated June 8, 2000 (Incorporated by reference to Exhibit 10(d)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on September 6, 2000)

10.16

Amendment No. 9 to ICF Kaiser International, Inc. Retirement Plan, dated June 19, 2003 (Incorporated by reference to Exhibit 10(c)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.17

Amendment No. 10 to ICF Kaiser International, Inc. Retirement Plan, dated March 17, 2004 (Incorporated by reference to Exhibit 10(c)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on May 24, 2004)

10.18

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of August 31, 1995, in connection with the ICF Kaiser International, Inc. Retirement Plan (Incorporated by reference to Exhibit No. 10(e) to Registration Statement on Form S-1 (Registrant No. 33-64655) filed with the Commission on November 30, 1995)

10.19

ICF Kaiser International, Inc. Section 401(k) Plan (as amended and restated as of March 1, 1993, and further amended with respect to name change only as of June 26, 1993) (Incorporated by reference to Exhibit No. 10(f) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on October 15, 1993)

10.20

Amendment No. 1 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 24, 1995 (Incorporated by reference to Exhibit No. 10(p)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on May 23, 1995)

10.21

Amendment No. 2 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 15, 1995 (Incorporated by reference to Exhibit No. 10(p)(2) to Transition Report on Form 10-K (Registrant No. 1-12248) for the transition period from March 1, 1995 to December 31, 1995 filed with the Commission on March 29, 1996)

10.22

Amendment No. 3 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 13, 1996 (Incorporated by reference to Exhibit No. 10(q)(3) to Registration Statement on Form S-1 (Registrant No. 333-19519) filed with the Commission on January 10, 1997)

10.23

Amendment No. 4 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 8, 1999 (Incorporated by reference to Exhibit No. 10(k)(4) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.24

Amendment No. 5 to ICF Kaiser International, Inc. Section 401(k) Plan, dated June 25, 1999 (Incorporated by reference to Exhibit No. 10(k)(5) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.25

Amendment No. 6 to ICF Kaiser International, Inc. Section 401(k) Plan, dated April 13, 2000 (Incorporated by reference to Exhibit 10(k)(6) on Form 8-K (Registrant No. 1-12248) filed with the Commission on May 2, 2000)

10.26

Amendment No. 7 to ICF Kaiser International, Inc. Section 401(k) Plan, dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(m)(7) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

10.27

Amendment No. 8 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 10, 2002 (Incorporated by reference to Exhibit 10(e)(8) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.28

Amendment No. 9 to ICF Kaiser International, Inc. Section 401(k) Plan, dated June 19, 2003 (Incorporated by reference to Exhibit 10(e)(9) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 14, 2003)

10.29

Amendment No. 10 to ICF Kaiser International, Inc. Section 401(k) Plan, dated March 17, 2004 (Incorporated by reference to Exhibit 10(e)(10) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on May 24, 2004)

10.30

Amendment No. 11 to ICF Kaiser International, Inc. Section 401(k) Plan, dated November 11, 2004 (Incorporated by reference to Exhibit 10(e)(11) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on November 15, 2004)

10.31

Amendment No. 12 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 12, 2005 (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 28, 2006)

10.32

Amendment No. 13 to ICF Kaiser International, Inc. Section 401(k) Plan, dated December 30, 2005 (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 28, 2006)

10.33

Amendment No. 14 to ICF Kaiser International, Inc. Section 401(k) Plan, dated January 18, 2006 (Incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 28, 2006)

10.34

Amendment No. 1 to Kaiser Analytical Management Services, Inc. Section 401(k) Plan, dated February 15, 2006 (Incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 28, 2006)

10.35

Trust Agreement with Vanguard Fiduciary Trust Company, dated as of March 1, 1989, in connection with the ICF Kaiser International, Inc. Section 401(k) Plan (Incorporated by reference to Exhibit No. 28(b) to Registration Statement on Form S-8 (Registrant No. 33-51460) filed with the Commission on August 31, 1992)

10.36

Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy dated January 24, 2000 (Incorporated by reference to Exhibit No. 10(o) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 17, 2000)

10.37

Modification M116 to Contract between Kaiser-Hill Company, LLC and the U.S. Department of Energy, effective March 24, 2004 (Incorporated by reference to Exhibit 10(g)(1) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on March 30, 2004)

10.38

Assignment of Membership Interest in Hunters Branch Leasing, LLC by and between Kaiser Holdings Unlimited, Inc. (Assignor) and Nutley Partners, LC (Assignee), dated January 1, 2001 (Incorporated by reference to Exhibit No. 10(i) to Annual Report on Form 10-K (Registrant No. 1-12248) filed with the Commission on April 2, 2001)

10.39

Subcontract between The S.M. Stoller Corporation and Kaiser Group Holdings, Inc., dated June 30, 2004 (Incorporated by reference to Exhibit No. 10(i) to Quarterly Report on Form 10-Q (Registrant No. 1-12248) filed with the Commission on August 13, 2004)

10.40

Kaiser Group Holdings, Inc. 2002 Equity Compensation Plan, as amended (Incorporated by reference to Exhibit No. 10 to Registration Statement on Form S-8 (Registration No. 333-107912) filed with the Commission on August 13, 2003)

10.41

Amended and Restated Employment Agreement with John T. Grigsby, Jr., President and Chief Executive Officer, effective as of December 18, 2000 (Incorporated by reference to Exhibit No. 10(m) to Registration Statement on Form S-4 (Registrant No. 333-100640) filed with the Commission on October 18, 2002)*

10.42

Transition Agreement between Kaiser Group Holdings, Inc. and John T. Grigsby, Jr. effective as of August 31, 2004 (Incorporated by reference to Exhibit 99 to Current Report on Form 8-K (Registration No. 1-12248) filed with the Commission on September 1, 2004)*

10.43

Separation Agreement between Kaiser Group Holdings, Inc. and Marian P. Hamlett effective February 8, 2006 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Registration No. 1-12248) filed with the Commission on February 9, 2006)*

10.44

Executive Employment Agreement between Kaiser Group Holdings, Inc. and Douglas W. McMinn, effective December 4, 2006 (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on March 30, 2007)*

10.45

Executive Employment Agreement between Kaiser Group Holdings, Inc. and Dr. Nicholas Burakow, effective December 4, 2006 (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K (Registration No. 1-12248) filed with the Commission on March 30, 2007)*

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