Form 10-Q
period 2007-09-30
KAISER GROUP HOLDINGS INC
filed 2007-11-13
CIK 856200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 12, 2007, there were 1,790,890 shares of Kaiser Group Holdings, Inc. Common Stock, par value $0.01 per share, outstanding.

KAISER GROUP HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$39,913	$55,779
Certificates of deposit	2,911	1,268
Marketable securities — available for sale	9,175	9,175
Restricted cash and cash equivalents	739	3,332
Accounts receivable	—	35
Prepaid expenses and other current assets	236	471
Income taxes receivable	11,973	8,452
Total Current Assets	64,947	78,512

Other Assets
Investments in and advances to joint venture	778	2,278
Investment in affiliates	1,000	2,800
Deferred tax asset	730	2,909
Total Other Assets	2,508	7,987
Total Assets	$67,455	$86,499

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$249	$168
Post-retirement benefit plan obligation	311	6,468
Other accrued expenses	2,719	3,001
Dividend payable on common stock	—	10,745
Total Current Liabilities	3,279	20,382

Commitments and Contingencies

Common stock, par value $0.01 per share:
Authorized—3,000,000 shares
Issued and outstanding—1,790,890 shares at September 30, 2007 and December 31, 2006, respectively	18	18
Capital in excess of par	11,796	11,796
Retained earnings	52,322	54,263
Accumulated other comprehensive income	40	40
Total Shareholders’ Equity	64,176	66,117
Total Liabilities and Shareholders’ Equity	$67,455	$86,499

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended September 30		For the Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006

Gross Revenue:	$—	$—	$—	$222
Labor and subcontract costs	—	—	—	505
Service Loss	—	—	—	(283)
Operating Expenses:
Administrative expenses	849	656	2,901	3,275
Reserve for contract losses	—	—	—	3,000
Operating Loss	(849)	(656)	(2,901)	(6,558)
Other Income:
Interest income	450	564	1,418	1,330
Impairment loss on investment in affiliates	(1,800)	—	(1,800)	—
Loss Before Income Tax	(2,199)	(92)	(3,283)	(5,228)
Income tax benefit	937	232	1,342	2,650
(Loss) Income Applicable to Common Shareholders	$(1,262)	$140	$(1,941)	$(2,578)
Basic and Diluted (Loss) Income Per Common Share:
Net Income (Loss) Per Share	$(0.70)	$0.08	$(1.08)	$(1.44)
Weighted average shares - basic and diluted	1,791	1,791	1,791	1,790

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months ended September 30,
	2007	2006
	(unaudited)
Operating Activities:
Net loss	$(1,941)	$(2,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	2,179	(1,852)
Write down of contract receivable	—	3,000
Impairment loss on investment in affiliates	1,800	—
Changes in operating assets and liabilities:
Account receivables	35	168
Prepaid expenses and other current assets	235	128
Accounts payable and accrued expenses	(6,358)	(929)
Income taxes receivable	(3,521)	—
Income taxes payable	—	(32,608)
Other operating activities	(118)	32
Net Cash Used in Operating Activities	(7,689)	(34,639)
Investing Activities:
(Purchase) Maturity of certificates of deposit	(1,632)	982
Distributions from 50% Owned Joint Venture	1,500	85,000
Net Cash (Used) Provided by Investing Activities	(132)	85,982
Financing Activities:
Dividends Paid	(10,745)	—
Transfer from restricted cash	2,700	—
Net Cash Used in Financing Activities	(8,045)	—
(Decrease) Increase in Cash and Cash Equivalents	(15,866)	51,343
Cash and Cash Equivalents at Beginning of Period	55,779	14,633
Cash and Cash Equivalents at End of Period	$39,913	$65,976

See notes to consolidated financial statements.

KAISER GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

These statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the prior period financial statements to conform them to the presentation used in the September 30, 2007 financial statements.

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

As of September 30, 2007, apart from resolving remaining bankruptcy claims, the Company had only a limited number of activities, assets and liabilities, primarily consisting of:

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

•                  a wholly-owned captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, the Company received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of September 30, 2007, MS Builders Insurance Company has not written any policies.

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

Pursuant to the terms of the Plan of Reorganization, the Company was required to complete its initial bankruptcy distribution within 120 days of the Effective Date.  Accordingly, to satisfy approximately $136.8 million of allowed Class 4 claims, the Company effected its initial distribution on April 17, 2001.  The amount of unresolved Class 4 claims remaining at April 17, 2001 was approximately $130.5 million. To address the remaining unresolved claims, the Bankruptcy Court issued an order on March 27, 2001 establishing an Alternative Dispute Resolution (“ADR”) procedure whereby the remaining claimants and Old Kaiser produced limited supporting data relative to their respective positions and engaged in initial negotiation efforts in an attempt to reach an agreed claim determination.  If necessary, the parties were thereafter required to participate in a non-binding mediation before a mediator pre-selected by the Bankruptcy Court.  All unresolved claims as of March 27, 2001 are subject to the ADR process. Since April 17, 2001, the date of the initial distribution, approximately $130.3 million of asserted Class 4 claims have been withdrawn, negotiated or mediated to an agreed amount, resulting in cash payments approximating $3.0 million and issuances of 683 shares of New Preferred (all of which have been redeemed) and 823 shares of Kaiser Common Stock.  As of September 30, 2007, the aggregate amount of unresolved claims was approximately $0.2 million and is recorded as a component of other accrued expenses on the Company’s consolidated balance sheet.

The equity class of claims recognized in the Old Kaiser bankruptcy are “Class 5” claims, consisting of holders of Old Kaiser common stock (“Old Common”) and other “Equity Interests” as defined in the Plan of Reorganization. The Plan of Reorganization provides that holders of Equity Interests receive a number of shares of Kaiser Common Stock equal to 17.65% of the number of shares of Kaiser Common Stock issued to allowed Class 4 claimants. In the initial distribution, one share of Kaiser Common Stock was issued for each 96 shares of previously outstanding Old Common.  During 2005, the Company settled a significant Class 5 claim asserted by the former stockholders of ICT Spectrum Constructors, Inc. (“ICT Spectrum”), which Old Kaiser had acquired in 1998, and issued an aggregate of 175,003 additional shares of Kaiser Common Stock to such claimants pursuant to the settlement. With the settlement of the ICT Spectrum Class 5 claim and the subsequent issuance of 175,003 shares of Kaiser Common Stock to such claimants, no Class 5 claims remain unresolved at September 30, 2007.

As of September 30, 2007, the aggregate amount of unresolved claims was approximately $0.2 million and is recorded as a component of other accrued expenses on the Company’s consolidated balance sheet.  As demonstrated by the claim settlements completed since April 17, 2001, and based on the belief that it is in the best interest of the Company and its current stockholders, the Company has been settling certain remaining Class 4 claims entirely for cash payments in lieu of the combination of cash and New Preferred and Kaiser Common Stock as contemplated in the Plan of Reorganization.  The Company intends to continue to use this settlement alternative during the resolution of remaining Class 4 claims.  The Company expects to resolve the remaining claims by the end of 2007.  Upon such final resolution, the Company expects to take the necessary steps to close the bankruptcy cases.  Upon such closing, the Bankruptcy Court would no longer be involved in the administration of the Company’s affairs, and the Company’s obligation to pay certain fees and submit periodic reports to the Bankruptcy Court would be terminated.  Since closing of the cases requires resolution of all outstanding matters and such resolution is somewhat out of the Company’s control, there is a possibility that the cases will not be closed within the anticipated time period.

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

4.             Investment in and Advances to Joint Venture

The Company’s net investment in and advances to joint venture totaled $0.8 million and $2.3 million at September 30, 2007 and December 31, 2006, respectively and consisted solely of the Company’s investment in the Kaiser-Hill.  The Company accounts for its 50% ownership in the Kaiser-Hill investment using the equity method.

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the Closure Contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million.  On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount. The project total fee expected to be earned by Kaiser-Hill pursuant to the Contract is $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  Through November 12, 2007, Kaiser-Hill has received $510.8 million of such fee from the DOE.

Kaiser-Hill recognized a substantial amount of fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Joint Venture in the Company’s consolidated statement of operations for the year ended December 31, 2005.  As a result, upon the receipt of the $80.0 million cash distribution from Kaiser-Hill on March 1, 2006, and the receipt of $5.0 million distributed from Kaiser-Hill on June 30, 2006, the Company made a corresponding reduction of $85.0 million in its investment in Kaiser-Hill on its balance sheet as of December 31, 2006. The Company received an additional distribution of $1.5 million from Kaiser-Hill on February 27, 2007, and made a corresponding reduction of $1.5 million in its investment in Kaiser-Hill on its consolidated balance sheet as of March 31, 2007.

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

5.             Investment in Affiliates

In 1997, the Company purchased a 4% ownership interest in a limited liability company (“the LLC”) that leases the land and owns the buildings where the Company’s corporate headquarters are located.  Effective October 28, 2000, the Company negotiated a settlement with the other owners of the LLC resolving various issues between the Company and the other owners.  As a part of that resolution, subject to certain contingencies and a time limit of December 31, 2012, the Company fixed the estimated amount of potential future recovery of the investment, upon sale or refinancing of the property at $2.8 million.

As a result of negotiations between the Company and the other owners of the LLC, relating to the amount of the recovery of the Company’s investment in the LLC, that took place during the third quarter of 2007, the Company reflected an impairment charge of $1.8 million during the quarter ended September 30, 2007, relating to this investment. On November 2, 2007, the Company received the sum of $1.0 million from the owners of the LLC representing the full amount of its recovery of its investment in the LLC as agreed upon between the Company and the LLC.

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

The Company continues to evaluate its remaining options against Nova Hut and the International Finance Corporation (“IFC”).  Among the options being considered are the filing of independent arbitration claims by the Company (as opposed to Kaiser Netherlands) against Nova Hut and the IFC in accordance with prior rulings of the Bankruptcy Court.  The Bankruptcy Court has entered an order staying the Company’s claim against the IFC pending submission of the dispute to arbitration.  Similarly, the Bankruptcy Court has entered an order staying the Company’s bankruptcy claim against Nova Hut pending arbitration.  The Company recently filed a motion with the Bankruptcy Court to secure discovery against Nova Hut and the IFC, pending the initiation of international arbitration proceedings by the Company as previously ordered by the Bankruptcy Court.  In a combined hearing held in Delaware on April 25, 2007, the Bankruptcy Court denied the Company’s motion for discovery in advance of the initiation of separate arbitration proceedings against the IFC and Nova Hut, respectively.  The Company has filed a motion with the District Court seeking appeal of the Bankruptcy Court’s denial of the Company’s discovery motion.  This appeal is still pending.

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

Kaiser-Hill

On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  DOE has reviewed Kaiser-Hill’s declaration as required under the Closure Contract. On December 8, 2005, the DOE accepted the physical completion declaration in accordance with the Closure Contract. The projected total fee to be earned pursuant to the Closure Contract is expected to be $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  As of November 12, 2007, Kaiser-Hill has received $510.8 million of such fee from the DOE.  A substantial portion of the received fee remains subject to audit.

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

As of November 12, 2007, Kaiser-Hill has withheld approximately $3.6 million from distribution to provision against potential risks associated with U.S. Government audits.  At this time, it is not possible to predict the number of years that will be required to complete the government audit process.  The Company expects to receive its 50% share of any distribution of such funds from Kaiser-Hill.

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

8.             New Accounting Standards

In June 2006, the Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.   We adopted the provisions of FIN 48 on January 1, 2007. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for payment of interest and penalties at January 1, 2007. There was no cumulative effect as a result of applying FIN 48. No adjustment was made to retained earnings on our opening consolidated balance sheet.

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

•                  We own a captive insurance company that has not been issuing new policies since October 1, 2000 and has solely been involved in resolving remaining claims made against previously issued policies.  In the fourth quarter of 2004, we received regulatory approval and finalized the formation documents of a sponsored captive subsidiary, MS Builders Insurance Company, to enable our wholly-owned captive insurance company to offer derivative captive insurance services to third party clients.  As of November 12, 2007, MS Builders Insurance Company has not written any policies.

•                  We have an ongoing obligation to fund a capped post-employment medical, pension, and death benefit plan for a fixed group of retirees.  Effective April 30, 2007, a VEBA has been established in the amount of $6.1 million to cover the medical and death benefit obligations.  We have a one-time obligation to fund any shortfall in the VEBA, as described in Note 7 to the unaudited consolidated financial statements included in Item 1 of Part I Financial Statements, of this report. We will continue to fund the present value pension obligation of $0.3 million directly.

Outlook

Potential Kaiser-Hill Distribution.  As we look forward, a significant factor in determining the value of our Common Stock is the closeout performance of Kaiser-Hill and the completion of the U.S. Government’s related project audits.

On October 13, 2005, Kaiser-Hill declared physical completion of the clean up and closure of the DOE’s Rocky Flats site.  On December 8, 2005, the DOE accepted the physical completion in accordance with the contract.  The projected total fee to be earned pursuant to the contract is estimated to be $510.9 million based on Kaiser-Hill’s cost to complete the site closure of $3.44 billion.  As of November 12, 2007, Kaiser-Hill had received $510.8 million of such fee from the DOE.

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

As of November 12, 2007, Kaiser-Hill has withheld approximately $3.6 million from distribution to provision against potential risks associated with U.S. Government audits. We expect to receive our 50% share of any distribution of such funds by Kaiser-Hill.

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

Odd-Lot Tender Offer. Our Kaiser Common Stock is currently registered under the Securities Exchange Act of 1934 (the “Exchange Act”), and consequently we are subject to reporting obligations of the Exchange Act.

On October 25, 2007, the Company initiated a tender offer to purchase all shares of Common Stock held by stockholders who owned of record or beneficially fewer than 100 shares as of the close of business on October 22, 2007 and who continue to hold such shares through the expiration of the tender offer (November 30, 2007, unless the offer is extended) (“the Offer”).  If, after the Company purchases shares in the Offer, the Company has fewer than 300 stockholders of record, as calculated under the rules and regulations of the Exchange Act, we may file a Form 15 with the SEC, as a result of which our registration of the Common Stock and our duty to file reports with the SEC (“SEC Reporting Obligations”) under Sections 13(a) and 15(d) of the Exchange Act would cease, and we would no longer be a reporting company.  This would mean that we would no longer be required to file with the SEC certain reports and forms, including Forms 10-K, 10-Q and 8-K and proxy statements.  In such event, thereafter, the Company would provide information about its quarterly and annual financial results to its remaining stockholders by other means, such as through its website.

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

RESULTS OF OPERATIONS

Gross Revenues

We had no gross revenues for the three and nine month periods ended September 30, 2007. For the comparable periods of 2006, gross revenues were $0.0 million and $0.2 million, respectively.  The Company’s gross revenues reported for the first nine months in 2006 are directly attributable to the operations of KAMS.  Gross revenues of KAMS decreased in 2007 due to the wind-down and completion of work at the DOE’s Rocky Flats site, at which KAMS provided services. Future revenue is not expected from our KAMS subsidiary. Gross revenues in the nine month period ended September 30, 2006, from KAMS operations resulted primarily from the performance of laboratory audits and data validation services.

Equity Income (Loss) In Earnings of Joint Venture

Our current primary remaining source of income is our 50% ownership in Kaiser-Hill. We own Kaiser-Hill equally with CH2M Hill. The financial information contained herein for Kaiser-Hill is reflected on the equity basis.

Contract Provisions for Revenue and Performance Award

Kaiser-Hill’s contract with the DOE provides that Kaiser-Hill earn revenue equal to the actual cost of physical completion plus a performance fee.  The performance fee is determined based on (1) Kaiser-Hill’s cost to complete the site closure, which must be within the range of $3.1 billion and $4.9 billion, (2) the schedule of physical completion, which must be before 2007 and (3) Kaiser-Hill’s safety performance.  On October 13, 2005, Kaiser-Hill declared physical completion of the cleanup and closure of the DOE’s Rocky Flats site.  At the time of declaration of physical completion on October 13, 2005, Kaiser-Hill’s cost estimate to complete the project remained at $3.44 billion, which resulted in a performance fee payable to Kaiser-Hill projected to be $510.9 million, of which $255.0 million had previously been received.  On December 8, 2005, the DOE affirmed Kaiser-Hill’s declaration as required under the contract and the DOE authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5.0 million.  On January 11, 2006, Kaiser-Hill received payment for all remaining fees except the retained amount.  As a result of this payment, on March 1, 2006, the Company received an $80.0 million cash distribution (representing its 50% share) from Kaiser-Hill.  On April 14, 2006, $4.9 million of the remaining $5.0 million retention was released to Kaiser-Hill by DOE.  It cannot be determined at this time what portion of the remaining $0.1 million DOE retention balance will ultimately be released and when (if ever) such a release would occur.  On June 30, 2006, the Company received an additional $5.0 million cash distribution from Kaiser-Hill.  On February 27, 2007, the Company received another $1.5 million cash distribution from Kaiser-Hill.  As of November 12, 2007, Kaiser-Hill had received $510.8 million of the $510.9 million fee due from the DOE pending completion of the closeout phase of the contract.

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

Kaiser-Hill recognized a substantial amount of the fee income from the DOE upon the declaration of physical completion on October 13, 2005 and, accordingly, the Company’s proportionate share of such income was recorded in Equity Income in Earnings of Affiliates in its consolidated statement of operations for the year ended December 31, 2005. For the three and nine months ended September 30, 2007, we reported no income from our 50% ownership in Kaiser-Hill. In the future, we may have additional income from Kaiser-Hill to report to the extent Kaiser-Hill releases certain retained reserve amounts, as mentioned in “—the Outlook” above.

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

Fee payments made by the DOE to Kaiser-Hill, less certain non-reimbursable costs and reserve and retention amounts, have been distributed to the joint venture owners upon receipt.  Kaiser-Hill has historically incurred expenses that are not reimbursable by DOE pursuant to applicable Federal regulations.  Accordingly, such expenses, which Kaiser-Hill estimates could total approximately 15% to 20% of the total award fee, are deducted from the total fee earned and collected by Kaiser-Hill prior to any distributions to either of its two owners.  From Kaiser-Hill’s inception through November 12, 2007, Kaiser-Hill had distributed $194.2 million in cash to each of its two owners.

As of November 12, 2007, Kaiser-Hill has withheld approximately $3.6 million from distribution to provision against potential risks associated with U.S. Government audits.  As discussed above, Kaiser-Hill also may receive an additional $0.1 million that has been retained by DOE.  The Company expects to receive its 50% share of any future distributions of such funds by Kaiser-Hill.

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

Administrative Expenses

Administrative expenses for the three months and nine months ended September 30, 2007 were $0.8 million and $2.9 million, respectively, an increase of $0.1 million and a decrease of $0.3 million, respectively, compared to the three and nine months ended September 30, 2006, which is due primarily to a fluctuation in legal fees.

Our cost to provide certain on-going post-retirement medical benefits to a fixed number of retirees is also treated as an administrative expense. In the three and nine month periods ended September 30, 2007, the expenses related to this plan were $0.0 million and $0.3 million, respectively, compared to $0.1 million and $0.7 million for the three and nine month periods ended September 30, 2006.

Impairment Loss on Investment in Affiliates

As a result of recent negotiations between the Company and the other owners of the LLC, the Company reduced the carrying value of its Investment in Affiliates to $1.0 million by recording an impairment charge of $1.8 million during the third quarter, which reflects the realizable value of the asset.

 Interest Income

Interest income for the three and nine months ended September 30, 2007 was $0.5 million and $1.4 million, respectively, which represents a decrease of $0.1 million and an increase of $0.1 million, respectively, compared to the three and nine month period ended September 30, 2006.

Income Tax Benefit/Expense

We recorded an income tax benefit of $0.9 million and $1.3 million on operating loss from operations of $2.2 million and $3.3 million, respectively, during the three and nine months ended September 30, 2007. Our effective income tax rates of 43% and 41%, respectively, for the three and nine months ended September 30, 2007, reflect realizable value of income taxes receivables and the non-taxability of certain income for federal income tax purposes. For the three and nine months ended September 30, 2006, we recorded an income tax benefit of $0.2 million and $2.7 million, respectively, on operating loss from operations of $0.1 million and $5.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We used $7.7 million of cash during the nine months ended September 30, 2007, compared to $34.6 million for the nine months ended September 30, 2006. The $26.9 million decrease in the use of cash for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was primarily due to a decrease in income tax payments made in 2007 compared to 2006.

As a result of recent negotiations between the Company and the other owners of the LLC, the Company reduced the carrying value of its Investment in Affiliates to $1.0 million by recording an impairment charge of $1.8 million during the third quarter, which reflects the realizable value of the asset. On November 2, 2007, the Company received the sum of $1.0 million from the owners of the LLC representing the full amount of its recovery of investment in the LLC as agreed upon between the Company and the LLC.

Investing Activities

We used $0.1 million in investing activities during the nine months ended September 30, 2007, including purchase of a certificate of deposit and a $1.5 million distribution from Kaiser-Hill, compared to $86.0 million received for the nine months ended September 30, 2006. The DOE accepted physical completion in accordance with the Rocky Flats Contract in the last quarter of 2005 and Kaiser-Hill received all remaining project fees except for the DOE retention amount of $0.1 million in the quarter ended June 30, 2006, resulting in the $85 million cash distribution to us during the first nine months of 2006.

Financing Activities

During the nine months ended September 30, 2007, we used $10.8 million of cash to pay a cash dividend to our common stockholders.   For the nine months ended September 30, 2006, we engaged in no financing activities.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) ) that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3, “Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2006. For a discussion of material developments with respect to such legal proceedings during the quarter ended September 30, 2007, see Note 7 of the Notes to Consolidated Financial Statements included in Part I hereof.

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

Our long-term future profitability will be dependent, to a significant degree, on the extent to which we carry out activities other than through Kaiser-Hill, particularly since Kaiser-Hill has entered the closeout phase of its contract with the DOE and we have received most of the funds we expect to receive from our investment in Kaiser-Hill. Unless and until we further develop plans for such operations, we are unable to determine either the amount of risk that future operations will involve or whether we have the ability to realize long-term profitability.  The business opportunities we have been exploring or have begun to explore, such as completion of the process to enable MS Builders Insurance Company to offer derivative captive insurance services, are in the development stage, are dependent to some extent on external market factors, may take a long time to develop, and may never be profitable or successful at all.  Since June 30, 2006, KAMS has generated no revenues and we may have similar experiences with other business opportunities that we undertake.  We currently have no active operations and are exploring potential acquisition and other strategic opportunities. However, we may not be able to identify attractive acquisition or strategic opportunities for our company.  In addition, efforts we make to develop business operations separate from Kaiser-Hill may involve start-up activities with risks specific to activities of this type, or may involve activities with which we are not familiar, any of which may adversely impact our financial condition, cash flow and operating results.  A decrease in our cash flows and operating results could result in a decrease in the value of our common stock.

We have had to, and may continue to have to, draw down existing cash balances to fund current operating cash needs.

In light of physical completion of Kaiser-Hill’s contract with the DOE, until and unless the Company is successful in developing a new revenue base through new commercial activities or undertakings, it is anticipated that the Company will need to rely on existing cash balances to fund its continuing operations, including overhead costs.  For the quarter ended September 30, 2007, the Company generated $0.0 million in gross revenues and $0.5 million in interest income while generating operating losses of $0.8 million, which were funded by cash on hand.  This draw down in cash balances could result in a decrease in the value of Kaiser Common Stock.  Furthermore, if the Company does not establish new operating activities, its existing cash balances could become insufficient to satisfy its overhead costs.  The Company has not identified an attractive potential acquisition or strategic opportunity in the last year, and management cannot predict if and when such an opportunity may arise.  In the meantime, the Company generated no revenues in the first nine months of 2007 and the second half of 2006, from KAMS.  If the Company does not begin to generate revenues again, it will continue to operate at a loss and will be required to fund all of its operating costs with cash on hand.

If we deregister our common stock under the Exchange Act, the amount of information about us that is publicly available will be reduced, and the liquidity of our common stock will further decrease.

Our Board of Directors continues to consider alternatives for terminating the registration of our common stock under the Exchange Act.  On October 25, 2007, we commenced the Offer.  If, after we purchase shares in the Offer, we have fewer than 300 stockholders of record, as calculated under the rules and regulations of the Exchange Act, we may file a Form 15 with the SEC, as a result of which our registration of the Common Stock and our SEC Reporting Obligations under Sections 13(a) and 15(d) of the Exchange Act would cease, and we would no longer be a reporting company.  If we were to deregister our common stock under the Exchange Act, we would no longer be required to file information with the SEC or provide certain information to our stockholders under the Exchange Act, and many provisions of the Exchange Act would become inapplicable to us.  Therefore, deregistration would substantially reduce the information we would be required to furnish to our stockholders.  We intend to use available cash to purchase shares tendered and accepted for purchase in the Offer.

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
Date: November 13, 2007

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